Form 10-K
period 2007-12-31
BLUEGREEN CORP
filed 2008-03-03
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Registrant’s telephone number, including area code: (561) 912-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated filer ☐	Accelerated filer ☒

Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $145,316,169 based upon the closing sale price of the Company’s Common Stock on the New York Stock Exchange on June 30, 2007 ($11.69 per share). For this purpose, “affiliates” include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 10% of the Company’s outstanding common stock.

As of February 27, 2008, there were 31,605,748 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the Company’s definitive proxy statement to be filed for its 2008 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

BLUEGREEN CORPORATION

TRADEMARKS

          The terms “Bluegreen®,” “Bluegreen Communities®,” “Bluegreen Vacation Club®,” “Colorful Places To Live And Play®,” “You’re Going To Like What You See!®,” “Encore Rewards®,” “Outdoor Traveler Logo®,” and the “Bluegreen Logo®” are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

The terms “The Hammocks at Marathon™,” “Orlando’s Sunshine Resort™,” “Solara Surfside™,” “Mountain Run at Boyne™,” “The Falls Village™,” “Bluegreen Wilderness Club™,” “The Lodge Alley Inn™,” “Carolina Grande™,” “Harbour Lights™,” “Patrick Henry Square™,” “SeaGlass Tower™,” “Shore Crest Vacation Villas™,” “Laurel Crest™,” “MountainLoft™,” “MountainLoft Resort II™,” “Daytona SeaBreeze™,” “Shenandoah Crossing™,” “Christmas Mountain Village™,” “Traditions of Braselton™,” “Sanctuary Cove at St. Andrews Sound™,” “Sanctuary River Club at St. Andrews Sound™,” “Catawba Falls Preserve™,” “Chapel Ridge™,” “Mountain Lakes Ranch™,” “Silver Lakes Ranch™,” “Mystic Shores™,” “Lake Ridge™,” “Lake Ridge at Joe Pool Lake™,” “Ridge Lake Shores™,” “Quail Springs Ranch™,” “SugarTree at the Brazos™,” “Mountain Springs Ranch™,” “Havenwood at Hunter’s CrossingTM,” “Vintage Oaks at the Vineyard™,” “King Oaks™,” “The Bridges at Preston Crossings™,” “Crystal Cove™,” “Fairway Crossings™,” “Woodlake™,” “Saddle Creek Forest™,” “The Settlement at Patriot Ranch™,” “Carolina National™,” “Brickshire™,” “Golf Club at Brickshire™,” “Preserve at Jordan Lake™,” “Encore Dividends™,” “Bluegreen Preferred™,” “BG Pirates Lodge™,” “Bluegreen Traveler Plus™,” and “Bluegreen Wilderness Traveler at Shenandoah™,” are trademarks or service marks of Bluegreen Corporation in the United States.

          The terms “Big Cedar®” and “Bass Pro Shops®” are registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.

          The term “World Golf Village®” is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc. All other marks are registered marks of their respective owners.

MARKET AND INDUSTRY DATA

          Market and industry data used throughout this Annual Report on Form 10-K were obtained from our internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. The sources for this data include, without limitation, the American Resort Development Association (“ARDA”). Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified such market data. Similarly, our internal surveys, while believed by us to be reliable, have not been verified by any independent sources. Accordingly, no assurance can be given that any such data will prove to be accurate.

PART I

Item 1.	BUSINESS.

Introduction

We are a leading provider of colorful places to live and play through our resorts and residential community businesses. We are organized into two divisions: Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts acquires, develops and markets vacation ownership interests (“VOIs”) in resorts generally located in popular high-volume, “drive-to” vacation destinations. Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. In 2007, Bluegreen Resorts comprised 78% of our sales while Bluegreen Communities represented 22% of sales. We also generate significant interest income through our financing of individual purchasers of VOIs and, to a nominal extent, homesites sold by Bluegreen Communities.

Bluegreen Resorts

Bluegreen Resorts was founded in 1994 to capitalize on the growth of the vacation ownership industry. As of December 31, 2007, we had approximately 185,100 VOI owners, including approximately 151,100 members in the Bluegreen Vacation Club, which was established in 1997. We sell VOIs in the Bluegreen Vacation Club at 21 sales offices located at our resorts located in the United States and Aruba; at our seven off-site sales offices in Atlanta, Georgia; Indianapolis, Indiana; Chicago, Illinois; Detroit, Michigan; Minneapolis, Minnesota; Las Vegas, Nevada; and Dallas, Texas; and a sales office located on the campus of one resort under development located in Williamsburg, Virginia. A deeded real estate interest in a Bluegreen Vacation Club VOI in any of our resorts entitles the buyer to an annual or biennial allotment of “points” in perpetuity. Club members may use their points to stay in one of our 23 Bluegreen Vacation Club Core Resorts and 22 other resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered through Resort Condominiums International, LLC (“RCI”), an external exchange network. Club members who acquired or upgraded their VOIs on or after November 1, 2007 also have access to 18 Shell Vacation Club (“Shell”) resorts, through our Select Connections™ joint venture with Shell. Shell is an unaffiliated privately-held resort developer. The following table lists the Bluegreen Vacation Club resorts:

Bluegreen Vacation Club Core Resorts (1)(2)	Location

Daytona SeaBreeze (3)	Daytona Beach Shores, Florida
The Hammocks at Marathon (3)	Marathon, Florida
The Fountains (3)	Orlando, Florida
Orlando’s Sunshine Resort I & II (3)	Orlando, Florida
Casa del Mar Beach Resort	Ormond Beach, Florida
Grande Villas at World Golf Village (3)	St. Augustine, Florida
Solara Surfside (3)	Surfside, Florida
Mountain Run at Boyne (3)	Boyne Falls, Michigan
The Falls Village (3)	Branson, Missouri
Bluegreen Wilderness Club at Big Cedar (3)(4)	Ridgedale, Missouri
The Suites at Hershey (3)	Hershey, Pennsylvania
The Lodge Alley Inn (3)	Charleston, South Carolina
Carolina Grande (3)	Myrtle Beach, South Carolina
Harbour Lights (3)	Myrtle Beach, South Carolina
SeaGlass Tower (3)	Myrtle Beach, South Carolina
Shore Crest Vacation Villas I & II (3)	North Myrtle Beach, South Carolina
MountainLoft (3)	Gatlinburg, Tennessee
Laurel Crest (3)	Pigeon Forge, Tennessee
Shenandoah Crossing (3)	Gordonsville, Virginia
Bluegreen Wilderness Traveler at Shenandoah (3)	Gordonsville, Virginia
Bluegreen Odyssey Dells (3)	Wisconsin Dells, Wisconsin
Christmas Mountain Village (3)	Wisconsin Dells, Wisconsin
La Cabana Beach and Racquet Club (5)	Oranjestad, Aruba

Other Resorts (1)	Location

Paradise Isle Resort	Gulf Shores, Alabama
Shoreline Towers Resort	Gulf Shores, Alabama
Via Roma Beach Resort (3)	Bradenton Beach, Florida
Dolphin Beach Club (3)	Daytona Beach Shores, Florida
Fantasy Island Resort II (3)	Daytona Beach Shores, Florida
Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
Tropical Sands Resort	Fort Myers Beach, Florida
Windward Passage Resort	Fort Myers Beach, Florida
Gulfstream Manor (3)	Gulfstream, Florida
Resort Sixty-Six (3)	Holmes Beach, Florida
Outrigger Beach Club (3)	Ormond Beach, Florida
Landmark Holiday Beach Resort	Panama City Beach, Florida
Ocean Towers Beach Club	Panama City Beach, Florida
Panama City Resort & Club	Panama City Beach, Florida
Surfrider Beach Club	Sanibel Island, Florida
Petit Crest Villas at Big Canoe	Marble Hill, Georgia
Pono Kai Resort (3)	Kapaa (Kauai), Hawaii
Lake Condominiums at Big Sky	Big Sky, Montana
Foxrun Townhouses	Lake Lure, North Carolina
Sandcastle Village II	New Bern, North Carolina
Waterwood Townhouses	New Bern, North Carolina
Players Club	Hilton Head Island, South Carolina

(1)

Throughout this Annual Report on Form 10-K (“Annual Report”), any reference to “core” resorts refers to resorts where we acquired or developed a significant number of the VOIs associated with the resorts, even if substantially all of the VOIs in the property have been sold to consumers. “Other Resorts” refer to component sites within the Bluegreen Vacation Club where we did not acquire or develop a significant number of the VOIs associated with the resorts.

(2)

The table excludes acquisitions of vacation ownership resorts made during 2006 and 2007, including property located in Las Vegas, Nevada; Newland, North Carolina; Williamsburg, Virginia; and Ridgedale, Missouri. Occupancy in these resorts is expected following completion of construction and development activities at each of these resort locations.

(3)	This resort is managed by Bluegreen Resorts Management, Inc., one of our wholly-owned subsidiaries.

(4)

This resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture with Big Cedar, LLC. We own a 51% interest in this joint venture and the joint venture’s results of operations, cash flows and financial position are included in our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements.

(5)	This resort is managed by Casa Grande Cooperative Association I, which has subcontracted with Bluegreen Resorts Management, Inc. to provide management consulting services to the resort.

Throughout this Annual Report, “estimated remaining life-of-project sales” assumes the aggregate sales of the existing, currently under construction or development, and planned VOIs or homesites, at current retail prices. “Field Operating Profit” means the operating profit of one of our business segments prior to the allocation of corporate overhead, interest income, other income and expense items, interest expense, minority interest, provision for income taxes, and cumulative effect of change in accounting principle. See Note 19 of the Notes to Consolidated Financial Statements for further information and a reconciliation of Field Operating Profit for our business segments to consolidated income before provision for income taxes.

Since our inception, we have generated over 262,000 VOI sales transactions. Bluegreen Resorts’ estimated remaining life-of-project sales were approximately $2.7 billion at December 31, 2007. For the year ended December 31, 2007, Bluegreen Resorts recognized Sales and Field Operating Profit of $453.5 million and $69.9 million, respectively.

Bluegreen Resorts uses a variety of techniques to attract prospective purchasers of VOIs, including marketing of mini-vacations either through face-to-face contact at kiosks in retail and leisure locations or through telemarketing campaigns, marketing to current owners of VOIs and referrals. To support our marketing and sales efforts, we have sought to develop a database to track our vacation ownership marketing and sales programs. We believe that as our vacation ownership operations grow, this database will position us to take advantage of, among other things, less costly marketing and referral opportunities.

While historical growth rates may not continue, based on ARDA and other industry data, we believe that vacation ownership has been one of the fastest growing segments of the hospitality industry with growth in sales volume between 2005 and 2006 at 16%. Annualized growth year-over-year from 1995 to 2006 was 16%. The number of U.S. households owning timeshare interests grew from 4.1 million to 4.4 million from 2005 to 2006. According to ARDA, the primary reasons cited by consumers for purchasing a VOI is the overall flexibility of the various products, the quality of the accommodations, the credibility of the timeshare company, and internal and external exchange opportunities through worldwide exchange networks. Our affiliation with RCI, the largest worldwide vacation ownership exchange company, entitles members of the Bluegreen Vacation Club to stay at approximately 3,700 participating RCI resorts located in over 100 countries worldwide.

Our Bluegreen Vacation Club system permits our VOI owners to purchase a real estate timeshare interest which provides them with an annual or biennial allotment of points, which can be redeemed for occupancy rights at Bluegreen Vacation Club resorts. We believe the Bluegreen Vacation Club allows our VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs. We also offer a Sampler Program, which allows Sampler package purchasers to enjoy substantially the same amenities, activities and services offered to Bluegreen Vacation Club members during a one-year trial period. We believe that we benefit from the Sampler Program as it gives us an opportunity to market our VOIs to customers when they use their trial memberships at our resorts and to recapture some of the cost incurred relative to the initial marketing of prospective customers.

Prior to acquiring a property for a resort, Bluegreen Resorts undertakes a property review of a resort location for potential acquisition including physical and environmental assessments. This review is presented for approval to our Management Investment Committee which consists of certain key members of senior management. Once approved by this committee, the acquisition is submitted to the Investment Committee of our Board of Directors for final approval. During the review process, we generally consider market, tourism and demographic data as well as the quality and diversity of the location’s existing amenities and attractions to determine the potential strength of the vacation ownership market in the area and the availability of a variety of recreational opportunities for prospective VOI purchasers. Another important consideration of potential acquisition is the demand for resorts in specific geographic areas by existing Bluegreen Vacation Club members. We periodically monitor this demand through surveys and other means. We generally seek to acquire real estate or interests in real estate in markets that will provide incremental sales distribution opportunities and/or satisfy our existing Bluegreen Vacation Club members’ desires for alternate vacation destinations. No assurance can be given that we will be successful in our acquisition strategy.

We have historically provided financing to approximately 95% of our vacation ownership customers. Customers are required to make a down payment of at least 10% of the VOI sales price and typically finance the balance of the sales price over a period of ten years. As of December 31, 2007, our on-balance sheet vacation ownership receivables portfolio totaled approximately $172.8 million in principal amount, however, as of that date we serviced $817.5 million of VOI receivables as most have been sold without recourse off-balance sheet. During the year ended December 31, 2007, we maintained vacation ownership receivables warehouse facilities and separate vacation ownership receivables purchase facilities to maintain liquidity associated with our vacation ownership receivables. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a further discussion of our vacation ownership receivables facilities and certain risks relating to such facilities. As discussed in more detail in Note 1 and Note 2 of the Notes to Consolidated Financial Statements, on January 1, 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”), SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions (“SFAS No. 152”). SFAS No. 152, among other things, clarified the 10% down payment computation as it applies to revenue recognition.

Bluegreen Communities

Bluegreen Communities focuses on developing residential homesites near major metropolitan centers or popular retirement areas. We believe that a majority of our Bluegreen Communities customers seek a lifestyle that may not be available in traditional, intensely subdivided suburban developments. As of December 31, 2007, Bluegreen Communities was actively developing and selling homesites directly to retail consumers in communities primarily located in Texas, Georgia, North Carolina, and Virginia. Bluegreen Communities had $146.0 million of inventory as of December 31, 2007, and Bluegreen Communities’ estimated remaining life-of-project sales were approximately $487.0 million. For the year ended December 31, 2007, Bluegreen Communities recognized Sales and Field Operating Profit of $129.2 million and $23.6 million, respectively.

The objective of our communities marketing and sales program is to generate on-site sales presentations to potential prospects attracted through a combination of newspaper, direct mail, television, billboard, Internet and radio advertising. In addition, Bluegreen Communities’ utilizes a customer relationship management computer software system which we believe assists us in compiling, processing, and maintaining information concerning future sales prospects within each of our operating regions. Our conversion ratio of sales to prospects receiving on-site presentations was 26% in 2007. We believe that we have been able to achieve an attractive conversion ratio of sales to prospects receiving on-site sales presentations, through these programs.

Bluegreen Communities seeks to acquire and develop land near major metropolitan centers, but outside the perimeter of intense subdivision development, and in popular retirement areas. Prior to acquiring undeveloped land, we generally consider market depth and attempt to forecast market absorption. In new market areas, we typically engage a third-party to perform a market study in the area to evaluate market response and price acceptance. Our sales and marketing efforts begin as soon as practicable after we enter into an agreement to acquire a parcel of land. By bonding a project to completion and /or providing a corporate guaranty, it may be possible to sell a portion of our residential land inventory on a pre-development basis, thereby reducing the amount of external capital needed to complete improvements. As is the case with Bluegreen Resorts, all acquisitions of properties by Bluegreen Communities are subject to the approval of both our Management Investment Committee and the Investment Committee of our Board of Directors.

In fiscal 1997, we began construction of our first daily-fee golf course and to date have developed eight daily fee golf courses. We believe that daily-fee golf courses are an attractive amenity that increases the marketability of adjacent homesites. We hope to expand our golf course community residential land offerings into markets with attractive demographics for such properties, but there is no assurance that our strategy for this expansion or the operation of the golf courses will be successful.

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

First introduced in Europe in the mid-1960’s, vacation ownership has been one of the fastest growing segments of the hospitality industry over the past two decades. We believe that, based on ARDA reports and other industry data, the following factors have contributed to the increased acceptance of the vacation ownership concept among the general public and the substantial growth of the vacation ownership industry:

•	growing consumer awareness of the potential value and benefits of vacation ownership, including the cost savings relative to certain other lodging alternatives;

•

increasing flexibility of vacation ownership due to the growth of international exchange organizations such as RCI and Interval International, and points-based vacation club systems such as the Bluegreen Vacation Club;

•	the improving quality of the vacation ownership resorts and their management; and

•

growing consumer confidence resulting from enhanced consumer protection regulation of the vacation ownership industry and the entry of brand name national lodging companies to the vacation ownership industry.

Historically, the vacation ownership industry was highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. We believe that one of the most significant factors contributing to the current success of the vacation ownership industry has been the entry into the market of some of the world’s major lodging, hospitality and entertainment companies, such as Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and

Resorts, Starwood Hotels and Resorts Worldwide, Inc., and Wyndham Worldwide Corporation. Although vacation ownership operations currently comprise only a portion of these companies’ overall operations, we believe that their involvement in the vacation ownership industry has enhanced the industry’s image with the general public.

Our Bluegreen Vacation Club resorts are primarily “drive-to” resort destinations, meaning that we believe that most of our VOI owners live within a 300 mile drive of at least one of our resorts. We believe that, in general, Americans still desire to take family vacations and that our vacation club is positioned to benefit from consumer demand for family vacations. However, economic conditions and the rising cost of gasoline may have an adverse effect on the demand for vacations and our operations in the future.

The Consumer. According to information compiled by various sources, we believe our typical customer to be married and 45-54 years of age, with a household median income of approximately $74,000. According to the U.S. Census, the 45 to 54 year old age group was expected to grow 18% from 2000 through 2010 and we believe we benefit from this growth. Despite the industry’s growth, VOI ownership has achieved only an approximate 5% market penetration among United States households with incomes above $50,000 per year.

VOI Ownership. The purchase of a fixed-week VOI typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as a tenant-in-common with other buyers of interests in the property. We believe this traditional vacation ownership product lacks the flexibility provided to owners of a points-based vacation ownership product, and hence we have not sold fixed week VOIs for several years. Since January 2004, all of our sales offices have only sold VOIs within our Bluegreen Vacation Club system, although all but one of our sales offices have been selling the points product since 2000.

Under a points system, such as our Bluegreen Vacation Club, the members purchase a real estate interest in a specific VOI resort, which is held in trust on the member’s behalf and provides the member with an annual or biennial allotment of points that can be redeemed for occupancy rights at participating resorts. We believe that compared to other vacation ownership arrangements, the points system offers members greater flexibility in planning their vacations. Members can stay for varying lengths of time on vacations for as little as 2 nights and as many nights as their points will allow on any one vacation. The number of points required for a stay at any one resort varies depending on a variety of factors including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations according to their schedules, space needs, available inventory, and available points. Members’ unused points are typically automatically saved for one year beyond the year they were allotted, subject to certain usage restrictions. Members also typically may “borrow” points from the next year, subject to certain restrictions and pre-payment of owner’s maintenance fees.

The owners of VOIs manage the property through a nonprofit homeowners’ association that is governed by a board of directors or trustees, consisting of representatives of the developer (so long as the developer owns VOIs in the resort or as otherwise provided by law) and owners of VOIs at the resort. The board hires a management company to which it delegates many of the rights and responsibilities of the homeowners’ association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance. As of December 31, 2007, we managed 29 resorts, including 28 of the resorts in the Bluegreen Vacation Club.

Each VOI owner is required to pay a share of all costs of maintaining the properties in the Bluegreen Vacation Club system. These charges generally consist of an annual maintenance fee plus applicable real estate taxes and special assessments, assessed on an as-needed basis. If the VOI owner does not pay such charges, such owner’s use rights in Bluegreen Vacation Club may be suspended and the homeowners’ association may foreclose on the owner’s VOI, subject to our first mortgage lien on the VOI, if any.

Participation in Independent VOI Exchange Networks. We believe that our VOIs are made more attractive by our affiliation with an international VOI exchange network such as RCI. All of our VOI resorts are currently affiliated with RCI, and most of our core resorts have been awarded RCI’s highest designation (Gold Crown). A VOI owner’s participation in the RCI exchange network allows such owner to exchange his annual VOI for occupancy at approximately 3,700 participating resorts, based upon availability and the payment of a variable exchange fee. RCI’s participating resorts are located throughout the world in over 100 countries. A Bluegreen Vacation Club owner may make a reservation for occupancy in a Bluegreen Vacation Club VOI and then may attempt to exchange this occupancy right for one in another participating RCI resort. The owner lists his occupancy right as available with RCI and requests occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns ratings to each listed VOI, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the VOI is available, and attempts to satisfy the exchange request by providing an occupancy right in another VOI with a similar rating. If the exchange network is unable to meet the member’s initial request, it suggests alternative resorts based on availability. If the owner consummates the exchange, they are charged an exchange fee by RCI. No assurance can be given that our resorts will continue to qualify for participation in international exchange networks, or that our customers will continue to be satisfied with these networks. Our failure or the failure of any of our resorts to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on us. In 2007, only 7% of our owners utilized the RCI exchange network. Additionally, Bluegreen Vacation Club members may use their points for hotel stays with World Hotels or various cruise vacations.

In September 2007, we entered into an agreement with Shell Vacations Club to create a joint venture called Select Connections™. Select Connections™ provides certain Bluegreen Vacation Club owners who purchased or upgraded their VOI ownership since November 1, 2007, with the ability to use their vacation points to reserve accommodations in approximately 18 Shell Vacation Club locations for a nominal fee. The Select Connections™ joint venture also provides members of Shell Vacation Club access to Bluegreen Resorts.

Bluegreen Communities

We believe that Bluegreen Communities operates within a specialized niche of the real estate industry that focuses on the sale of residential homesites to retail customers who typically intend to build a custom home on such homesites at some point in the future. The participants in this market are generally individual landowners who are selling specific parcels of property for development by others and small developers who focus primarily on projects in their region.

Unlike commercial homebuilders who focus on vertical development, such as the construction of single and multi-family housing structures, Bluegreen Communities focuses primarily on horizontal development activities, such as grading, roads and utilities. As a result, the projects undertaken by us are less capital intensive than those generally undertaken by commercial homebuilders. We believe that our market is also the beneficiary of a number of trends, including the large number of people in the 40 to 59 year old age bracket and the economic and population growth in certain of our primary markets.

Bluegreen Communities also focuses on the development of daily-fee golf courses and related amenities as the centerpieces of certain of our residential land communities. As of December 31, 2007, we were marketing homesites in eight communities that include golf courses developed either by us or third parties. We currently intend to acquire and develop additional golf communities, as we believe that the demographics and marketability of such properties are consistent with our overall residential land strategy. Golf communities typically are larger, multi-phase properties that require a greater capital commitment than our single-phase residential land projects, but which also typically realize higher gross margins. There can be no assurance that we will be able to successfully implement our golf community strategy.

Bluegreen Communities also undertakes the development of large lakes in certain of our projects as the centerpiece amenity. We believe that while these development activities require a greater capital commitment than certain other amenities that we may provide in our communities, we benefit from the anticipated increased marketability and pricing of lakefront homesites.

Company Products

Bluegreen Resorts

Set forth below is a description of each of our core vacation ownership resorts. We consider resorts as “core” if we acquired or developed a significant number of the VOIs associated with the resorts. Units at most of the properties have amenities including a full kitchen, two televisions, a DVD and a CD player, big screen televisions, fireplaces, whirlpool tubs, and video game systems. Most properties offer guests a clubhouse (with an indoor or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. We manage all of our owned resorts, either directly or through a subcontract, with the exception of the Casa del Mar Beach Resort. The Casa del Mar Beach Resort is managed by The Amber Group, Inc., an unaffiliated third party that managed the resort prior to our acquisition of Casa del Mar’s unsold VOI inventory in 2003.

Florida

Daytona SeaBreeze — Daytona Beach Shores, Florida. This 80-unit resort is located on the “World’s Most Famous Beach.” Amenities include private ocean-front balconies, a heated outdoor swimming pool, a children’s pool, a hot tub, a fitness center, barbeque grill area and a game room. The resort is on a barrier island less than six miles long and is located near the world-famous Daytona International Speedway and DAYTONA USA®.

The Hammocks at Marathon — Marathon, Florida. The Hammocks at Marathon is located in the Florida Keys within easy reach of both Miami and Key West, Florida. This 58-unit beachfront resort offers such amenities as a pool, boat slips, an outside tiki bar and a variety of water sport recreational vehicle rentals.

The Fountains — Orlando, Florida. This 54-acre resort is located on Lake Eve and is minutes away from Central Florida’s family attractions, including Walt Disney World®, SeaWorld® and Universal Studios®. Amenities include a clubhouse with a heated indoor/outdoor swimming pool, a pool bar, a massage room, steam and sauna rooms, a family activity room, a tennis court, a basketball court, and a resort style pool facility. When fully developed, we anticipate that the Fountains will include 754 units, as well as an on-site Domino’s Pizza® and a Benihana Japanese restaurant.

Orlando’s Sunshine Resort — Orlando, Florida. Orlando’s Sunshine Resort is located on International Drive, near Wet’n’Wild® water park and Universal Studios Florida®. This 90-unit property features an outdoor swimming pool, a hot tub and tennis courts.

Casa del Mar Beach Resort — Ormond Beach, Florida. Casa del Mar is a 43-unit resort located directly on the ocean and includes an outdoor pool and miniature golf. In nearby Daytona Beach, Florida guests can drive on the beach or visit the Daytona International Speedway.

Grande Villas at World Golf Village — St. Augustine, Florida. Grande Villas is located approximately 30 minutes away from the Atlantic Ocean and next to the World Golf Hall of Fame®. This resort features an extensive array of amenities, including a golf course (separately owned and operated; separate fee required), outdoor and indoor swimming pools, a hot tub, a sauna and a playground. The resort includes 152 units.

Solara Surfside — Surfside, Florida. This 58-unit oceanfront resort is located in Surfside, Florida, near Miami Beach. Solara Surfside captures the art deco style of its surrounding area and features one- and two-bedroom vacation units, a swimming pool, a sun deck and a hot tub.

Michigan

Mountain Run at Boyne — Boyne Falls, Michigan. Boyne Mountain is known for skiing, snowboarding and tubing on more than 50 runs with convenient lift and trail systems. In the summer, Boyne Mountain offers golf on nearby world-class courses designed by some of the game’s masters, including Robert Trent Jones, Arthur Hills, Donald Ross and others. Mountain Run has 104 units. Amenities for winter and summer use are separately owned and operated.

Missouri

The Falls Village — Branson, Missouri. The Falls Village is located near the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars. Most resort guests come from areas within an eight to ten hour drive of Branson. When fully developed, we anticipate that this resort will include 240 units.

Bluegreen Wilderness Club at Big Cedar — Ridgedale, Missouri. The Bluegreen Wilderness Club at Big Cedar is a wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. This vacation ownership resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture between Big Cedar, LLC and us, in which we own a 51% interest. The resort is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two-bedroom cabins or one- and two-bedroom lodge villas enjoy fireplaces, private balconies, full kitchens and Internet access. Amenities include, or are expected to include, indoor and outdoor swimming pools and hot tubs, a lazy river, hiking trails, a campfire area, a beach and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including the Jack Nicklaus Signature Top of the Rock Par Three Golf Course, a marina, horseback riding, tennis courts and a spa. When fully developed, we anticipate that this resort will include 324 units.

Pennsylvania

The Suites at Hershey — Hershey, Pennsylvania. This 3.2-acre, 79 unit resort is located near HersheyPark® and Hershey’s® Chocolate World. Amenities include an outdoor swimming pool, a hot tub, a playground, a picnic area with barbeque grills, a game room, a fitness center and indoor basketball courts.

South Carolina

The Lodge Alley Inn — Charleston, South Carolina. Located in Charleston’s historic district, The Lodge Alley Inn includes one- and two-bedroom suites, many furnished with an equipped kitchen, a living room with a fireplace, a dining room, a whirlpool bath, pine wood floors and 18th century-style furniture reproductions. This 90-unit resort, which features the on-site High Cotton restaurant, is within walking distance of many of Charleston’s historical sites, open-air markets and art galleries.

Carolina Grande — Myrtle Beach, South Carolina. This 118 unit, 20-story tower is located across the street from the beach. An arrangement with The Carolinian Beach Resort offers guests an accessible breezeway directly to the beach and other amenities, including indoor and outdoor swimming pools, hot tubs, full kitchens, washers and dryers, and views of the ocean and city from each room. The resort is located near the Pavilion Amusement Park, NASCAR® SpeedPark, Broadway at the BeachSM (a 350-acre complex featuring approximately 100 specialty shops, 20 restaurants, 15 attractions and 10 nightclubs), Myrtle Waves Water Park, Carolina Opry, Dixie Stampede and the Convention Center.

Harbour Lights— Myrtle Beach, South Carolina. Harbour Lights is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf courses and restaurants. The resort’s activities center overlooks the Intracoastal Waterway. When fully developed, we anticipate that this resort will include 344 units.

SeaGlass Tower — Myrtle Beach, South Carolina. The SeaGlass Tower is a 19-story, 144 unit mirrored tower located directly on the beach in Myrtle Beach. Amenities include balconies, fully equipped kitchens, whirlpool baths and other amenities, including an indoor and two outdoor swimming pools, a hot tub, and two saunas. SeaGlass Tower is located near the Pavilion Amusement Park, Broadway at the BeachSM, Myrtle Beach Convention Center, and the Myrtle Beach International Airport.

Shore Crest Vacation Villas — North Myrtle Beach, South Carolina. Shore Crest Vacation Villas, consisting of two multi-storied towers and 240 units, is located on the beach in the Windy Hill section of North Myrtle Beach, a mile from the famous Barefoot Landing, featuring its restaurants, theaters, shops and outlet stores.

Tennessee

MountainLoft — Gatlinburg, Tennessee. MountainLoft is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee. Units are located in individual chalets or mid-rise villa buildings. Each unit is fully furnished with a whirlpool bath and private balconies and certain units include gas fireplaces. When fully developed, we anticipate that this resort will include 414 units.

Laurel Crest — Pigeon Forge, Tennessee. Laurel Crest is located in proximity to the Great Smoky Mountains National Park and the Dollywood theme park. In addition, visitors to Pigeon Forge can enjoy over 200 factory outlet stores and music shows featuring renowned country music stars as well as partake in a variety of outdoor activities, such as horseback riding, trout fishing, boating, golfing and white water rafting. When fully developed, we anticipate that this resort will include 202 units.

Virginia

Shenandoah Crossing — Gordonsville, Virginia. Shenandoah Crossing, which currently includes 262 units, features an 18-hole golf course (which is owned and operated by an unaffiliated third party), indoor and outdoor swimming pools, tennis courts, horseback riding trails and a lake for fishing and boating.

Bluegreen Wilderness Traveler at Shenandoah — Gordonsville, Virginia. This property is located adjacent to our existing resort, Shenandoah Crossing. When completed, Wilderness Traveler at Shenandoah will provide Bluegreen Vacation Club members with a high quality vacation experience in the “great outdoors”. Accommodations will consist of cabins, luxury campsites for recreational vehicles and fully furnished, climate-controlled platform tents, as well as outdoor-themed amenities and programs. When fully developed, we anticipate that this resort will include 206 units.

Wisconsin

Christmas Mountain Village — Wisconsin Dells, Wisconsin. Christmas Mountain Village, offers a 27-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include horseback riding, tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools. This resort attracts customers primarily from the greater Chicago area and other locations within an eight to ten hour drive of Wisconsin Dells. When fully developed, we anticipate that this resort will include 439 units.

Bluegreen Odyssey Dells – Wisconsin Dells, Wisconsin. This seven acre resort is located adjacent to the 156 acre Mt. Olympus Resort Water and Theme Park (formerly known as Treasure Island Water and Theme Park Resort). When fully developed, we anticipate that this resort will include 100 units.

Aruba

La Cabana Beach & Racquet Club— Oranjestad, Aruba. La Cabana Beach & Racquet Club is a 449-suite oceanfront resort that offers one-, two- and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include racquetball, squash, two pools and private beach cabanas, none of which are owned or managed by us.

The following table describes the relative size, stage of development and amount of remaining inventory at each of our core resorts. Although all inventory is sold as VOIs, we disclose the size and inventory information in terms of number of vacation homes for ease of comparability between our resorts and those of other companies in the industry. “Vacation homes” are individual lodging units (e.g., condominium-style apartments, town homes, cabins, luxury campsites, etc.).

Resort	Daytona SeaBreeze	The Hammocks at Marathon	The Fountains	Orlando’s Sunshine Resort	Casa Del Mar Beach Resort

Location	Daytona Beach Shores, FL	Marathon, FL	Orlando, FL	Orlando, FL	Ormond Beach, FL

Year acquired (1)	2005	2003	2003	1997	2003
Number of vacation homes completed	80	58	475	90	43
Number of vacation homes under construction	—	—	104	—	—
Number of future vacation homes (2)	—	—	175	—	—
Total current and future vacation homes	80	58	754	90	43
Percentage of total current and future vacation homes sold (3)	78%	88%	49%	89%	88%
Estimated remaining life-of-project sales (in millions) (4)	$ 9.8	$ 9.9	$ 323.7	$ 8.1	$ 3.1

Resort	Grande Villas at World Golf Village	Solara Surfside Resort	Mountain Run at Boyne	The Falls Village	Bluegreen Wilderness Club at Big Cedar

Location	St. Augustine, FL	Surfside, FL	Boyne Falls, MI	Branson, MO	Ridgedale, MO

Year acquired (1)	2003	2001	2002	1997	2000
Number of vacation homes completed	152	58	104	164	324
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	—	76	—
Total current and future vacation homes	152	58	104	240	324
Percentage of total current and future vacation homes sold(3)	87%	76%	73%	49%	83%
Estimated remaining life-of-project sales (in millions) (4)	$ 17.2	$ 7.2	$ 15.2	$ 90.8	$ 27.0

Resort	The Suites at Hershey	The Lodge Alley Inn	Carolina Grande	Harbour Lights	Sea Glass Tower

Location	Hershey, PA	Charleston, SC	Myrtle Beach, SC	Myrtle Beach, SC	Myrtle Beach, SC

Year acquired (1)	2004	1998	2005	1997	2005
Number of vacation homes completed	79	90	118	240	144
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	—	104	—
Total current and future vacation homes	79	90	118	344	144
Percentage of total current and future vacation homes sold(3)	82%	96%	91%	66%	86%
Estimated remaining life-of-project sales (in millions) (4)	$ 11.4	$ 2.7	$ 8.2	$ 90.8	$ 11.3

Resort	Shore Crest Vacation Villas	MountainLoft	Laurel Crest	Shenandoah Crossing	Bluegreen Wilderness Traveler at Shenandoah

Location	North Myrtle Beach, SC	Gatlinburg, TN	Pigeon Forge, TN	Gordonsville, VA	Gordonsville, VA

Year acquired (1)	1996	1994	1995	1997	2007
Number of vacation homes completed	240	284	152	262	36
Number of vacation homes under construction	—	—	—	—	170
Number of future vacation homes (2)	—	130	50	—	—
Total current and future vacation homes	240	414	202	262	206
Percentage of total current and future vacation homes sold(3)	93%	62%	65%	98%	1%
Estimated remaining life-of-project sales (in millions) (4)	$ 11.5	$ 198.0	$ 65.0	$ 2.9	$ 154.2

Resort	Christmas Mountain Village	Bluegreen Odyssey Dells	La Cabana Beach and Racquet Club

Location	Wisconsin Dells, WI	Wisconsin Dells, WI	Oranjestad, Aruba

Year acquired (1)	1997	2006	1997
Number of vacation homes completed	309	24	449
Number of vacation homes under construction	—	—	—
Number of future vacation homes (2)	130	76	—
Total current and future vacation homes	439	100	449
Percentage of total current and future vacation homes sold (3)	68%	0%	94%
Estimated remaining life-of-project sales (in millions) (4)	$ 175.9	$ 109.1	$ 17.9

(1)	Year that we first acquired the land to develop the resort or the year we first acquired existing VOIs at the resort, as applicable.

(2)

Number of vacation homes that can be developed at the resort in the future. We cannot provide any assurance that we will have the resources, or will decide to commence or complete the development of any of future vacation homes or that the resulting VOIs will be sold at favorable prices.

(3)

This is the portion of each resort that has been sold as of December 31, 2007, including sales made by prior owners of the resorts, if applicable. The unsold portion includes vacation homes that are either completed, under construction or subject to future development and may include VOIs that were sold and then reacquired through equity trade, receivable default or otherwise.

(4)

Estimated remaining life-of-project sales as of December 31, 2007, including both built and un-built units. This table excludes VOI inventory that we own at several non-owned resorts (“Miscellaneous Inventory”). The aggregate estimated remaining life-of-project sales for our Miscellaneous Inventory as of December 31, 2007 was $107.3 million or less than 4% of Bluegreen Resorts’ estimated remaining life-of-project sales. This table also excludes the estimated life-of-project sales at the 2006 and 2007 resort acquisitions under development at December 31, 2007, as discussed below. There is no assurance that we will realize the estimated remaining life-of-project sales.

The table excludes acquisitions of property for future vacation ownership resorts made during 2006 & 2007 including properties in Las Vegas, Nevada; Williamsburg, Virginia; and Ridgedale, Missouri (the “Future Resorts”). Occupancy is expected following the completion of construction and development activities at each of these resorts. The aggregate estimated life-of-project sales for our Future Resorts as of December 31, 2007 is as follows:

Future Resort Location	Las Vegas, NV	Williamsburg, VA	Ridgedale, MO

Year acquired	2006	2006	2007
Total future vacation homes	240	355	189
Estimated life-of-project sales (in millions)	$ 460.0	$ 465.0	$ 340.0

Each of our resorts maintain property and casualty insurance coverage. In addition, we, or general contractors hired by us, typically purchase performance bonds if required by the local jurisdictions in which we develop our resorts. There is no assurance that insurance or performance bonds will remain available on attractive terms, at acceptable prices, or at all.

Bluegreen Communities

Described below are the communities with the most significant estimated remaining life-of-project sales marketed by Bluegreen Communities as of December 31, 2007.

North Carolina

Chapel Ridge— Chatham County, North Carolina. In July 2004, we acquired approximately 800 acres of land centrally located between Chapel Hill/Durham, Cary/Apex, Sanford/Siler City and the Triad areas in Chatham County, North Carolina for $5.5 million. Amenities at this golf community includes an 18-hole Fred Couples Signature Golf Course, a clubhouse and conservation areas. The golf course and clubhouse will be owned by us and operated on a daily-fee basis. General improvements to the homesites at Chapel Ridge being performed by us include in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at Chapel Ridge in July 2004. During 2006, we acquired 242 acres of land as an addition to Chapel Ridge for $7.4 million. Sales at this addition began in March 2007.

Texas

Mystic Shores— Canyon Lake, Texas. We acquired 6,966 acres located 25 miles north of San Antonio, Texas in October 1999 for $14.9 million. On May 5, 2000, we purchased an additional 435 acres for $2.7 million. The community is expected to include approximately 2,400 homesites, ranging in size from one to 20 acres. Mystic Shores is situated on Canyon Lake and is in close proximity to the Guadeloupe River, which is well known for fishing, rafting and water sports. The property also features a swimming pool, bathhouse, open-air pavilion and picnic area. General improvements on homesites at Mystic Shores performed by us included, in most cases, water and selective homesite clearing, while some sections of the community also include electric and telephone utilities. We began selling homesites at Mystic Shores in March 2000.

Lake Ridge at Joe Pool Lake— Cedar Hill, Texas. In April 1994, we acquired 1,400 acres located approximately 19 miles outside of Dallas, Texas and 30 miles outside of Fort Worth, Texas, for $6.1 million. In fiscal 2000, we acquired an additional 1,766 acres for $14.9 million. The property is located at Joe Pool Lake and is atop the highest elevation within 100 miles. The lake, which is a public recreation area, has in excess of 7,500 acres of water for boating, fishing, windsurfing and other water activities. Adjacent amenities, also not owned by us, include a 154-acre park with baseball, football and soccer fields, camping areas and an 18-hole golf course. The existing acreage is expected to yield approximately 2,530 homesites, with most homesites ranging in size from 1/4 to five acres. General improvements on the homesites at Lake Ridge performed by us include, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at Lake Ridge at Joe Pool Lake in April 1994.

King Oaks— College Station, Texas. In September 2006, we acquired a 953-acre parcel in College Station, Texas, located northwest of Houston for $3.1 million. The property is expected to be developed into a community with 432 homesites. General improvements on the homesites at King Oaks being performed by us include, in most cases, water and sewer, utilities and selective homesite clearing. We began selling homesites at King Oaks in November 2006.

The Bridges at Preston Crossings— Grayson County, Texas. In March 2006, we acquired 1,580-acres for a planned golf community in Grayson County, Texas, located just outside of Dallas, for $26.1 million. Amenities at this golf community are expected to include an 18-hole Fred Couples Signature Golf Course, a clubhouse and conservation areas. The golf course and clubhouse will be owned by us and operated on a daily-fee basis. General improvements being made by us, in most cases, include water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at The Bridges at Preston Crossings in September 2006.

Saddle Creek Forest— Magnolia, Texas. In January 2005, we acquired approximately 1,053 acres of land located near Houston, Texas in Montgomery County for $2.7 million. Saddle Creek Forest features 464 heavily wooded, private lake and creekside homesites, ranging in size from one to five acres. General improvements on the homesites at Saddle Creek Forest being performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began sales of homesites at Saddle Creek Forest in August 2005. We also acquired 130 acres in April 2006 for $700,000 for a new section of Saddle Creek Forest.

Havenwood at Hunter’s Crossing— New Braunfels, Texas. In July 2005, we acquired approximately 1,263 acres of land in Comal County, Texas with convenient access to Austin and San Antonio, Texas for $7.5 million. This gated community offers premium hilltop homesites on one to three acres of land. Havenwood at Hunter’s Crossing features dense oaks and stunning views of the surrounding Hill Country. General improvements on the homesites at Havenwood at Hunter’s Crossing being made by us include, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began sales of homesites at Havenwood at Hunter’s Crossing in January 2006.

Vintage Oaks at the Vineyard— New Braunfels, Texas. In April 2006, we acquired a 3,300-acre parcel in New Braunfels, Texas, which is located just outside San Antonio, for $27.3 million. Amenities at this community are expected to include walking trails, a large pool complex and a park. General improvements on the homesites at Vintage Oaks being performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began selling homesites at Vintage Oaks in October 2006.

SugarTree on the Brazos— Parker County, Texas. In November 2004, we acquired approximately 429 acres of land located near Fort Worth, Texas in Parker County, Texas for $4.3 million. This gated community is surrounded by a championship golf course (separately owned and operated) and is nestled along the shores of the Brazos River. Amenities at this community includes a swimming center and clubhouse. General improvements on the homesites at SugarTree on the Brazos being performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began sales of homesites at this community in March 2005.

Georgia

Sanctuary Cove at St. Andrew’s Sound— Waverly, Georgia. In November 2003, we acquired 564 acres of land near St. Simons Island in Brunswick County, Georgia for $11.3 million. Amenities at this golf community include an 18-hole Fred Couples Signature Golf Course designed by Love Golf Design, a clubhouse and swimming and tennis facilities. The golf course and clubhouse is owned by us and operated on a daily-fee basis. Sanctuary Cove adjoins approximately 1,000 acres of preserved saltwater marshes and coastal wetlands. General improvements relative to the homesites at Sanctuary Cove being made by us, in most cases, included, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at Sanctuary Cove in December 2003. In February 2007, we acquired an additional 381 acres of land for $18.0 million to be sold as The Estates, an expansion of Sanctuary Cove.

The following table provides additional information about significant Bluegreen Communities projects described above:

Community	Chapel Ridge	Mystic Shores	Lake Ridge at Joe Pool Lake	King Oaks

Location	Chatham County, NC	Canyon Lake, TX	Cedar Hill, TX	College Station, TX

Year acquired (1)	2004	1999	1994	2006
Total acreage	1,040	7,401	3,166	953
Number of homesites anticipated (2)	849	2,327	2,325	442
Percentage of anticipated homesites sold (3)	76%	98%	89%	23%
Estimated remaining life-of-project sales (in millions) (4)	$ 19.7	$ 7.1	$ 37.8	$ 23.5
Remaining inventory, at cost (in millions) (5)	$ 11.5	$ 0.3	$ 17.5	$ 5.5

Community	The Bridges at Preston Crossings	Saddle Creek Forest	Havenwood at Hunter’s Crossing	Vintage Oaks at the Vineyard

Location	Grayson County, TX	Magnolia, TX	New Braunfels, TX	New Braunfels, TX

Year acquired (1)	2006	2005	2005	2006
Total acreage	1,580	1,053	1,263	3,300
Number of homesites anticipated (2)	2,096	486	679	2,065
Percentage of anticipated homesites sold (3)	5%	92%	68%	15%
Estimated remaining life-of-project sales (in millions) (4)	$ 159.8	$ 5.5	$ 17.6	$ 131.1
Remaining inventory, at cost (in millions) (5)	$ 36.1	$ 4.0	$ 5.6	$ 26.3

Community	SugarTree on the Brazos	Sanctuary Cove at St. Andrews Sound

Location	Parker County, TX	Waverly, GA

Year acquired (1)	2004	2003
Total acreage	429	881
Number of homesites anticipated (2)	346	994
Percentage of anticipated homesites sold (3)	53%	71%
Estimated remaining life-of-project sales (in millions) (4)	$ 10.0	$ 65.3
Remaining inventory, at cost (in millions) (5)	$ 5.7	$ 21.1

(1)	Year that we first acquired the land to commence development of each community. Certain communities were acquired in phases.

(2)

Number of homesites anticipated within each community. We cannot provide any assurance that we will have the resources, or will decide, to develop such homesites at each community, that required platting and other approvals will be obtained to develop such homesites or that such homesites will be sold at favorable prices.

(3)	This is the percentage of anticipated homesites sold through December 31, 2007.

(4)

Estimated remaining life-of-project sales as of December 31, 2007. This table excludes additional projects currently being marketed by Bluegreen Communities with an aggregate estimated remaining life-of-project sales as of December 31, 2007 of $13.4 million, or approximately 3% of Bluegreen Communities total estimated remaining life-of-project sales. There is no assurance that we will realize the estimated remaining life-of-project sales.

(5)

Reflects current carrying value at historical cost, but excludes future development expenditures expected to be necessary to complete the communities. See also “Commitments”. This table excludes additional projects currently being marketed by Bluegreen Communities with an aggregate current carrying value at historical cost of $3.8 million.

While there may be limits on the amount of insurance available and some policies have significant deductibles, we believe that each of our Bluegreen Communities properties is adequately covered by builder’s risk insurance during the construction period or property and casualty insurance for our owned golf amenities and homesites that are held in our inventory prior to sale to consumers. Once a homesite is sold, the consumer assumes the risk of loss on such homesite. In addition, the applicable property owners’ association bears the risk of loss on any common amenities at each project and carries its own insurance on such property.

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

We obtain information with respect to resort acquisition opportunities through interaction by our management team with resort operators, lodging companies and financial institutions with which we have established business relationships. We evaluate the following factors, among others, to determine the viability of a potential new vacation ownership resort:

•	attractiveness of the market as a source of incremental sales;

•	anticipated supply/demand ratio for VOIs in the relevant market;

•	the market’s potential growth as a vacation destination;

•	competitive accommodation alternatives in the market;

•	the uniqueness of location and demand for the location by existing Bluegreen Vacation Club members;

•	barriers to entry that would limit competition;

•	acceptable profit margin and cash flow based upon anticipated retail value; and,

•	best interests of Bluegreen Vacation Club members taken as a whole with respect to opportunities to use and occupy club accommodation.

Bluegreen Communities

Bluegreen Communities seeks to acquire property that is located near a major population center but outside the perimeter of intense subdivision development or in popular retirement areas; is suitable for subdivision; has attractive topographical features; for certain projects, could accommodate a golf course and related amenities; and, produce an acceptable profit margin and cash flow to us based upon anticipated retail value. Communities are generally subdivided for sale into homesites typically ranging in size from 1/4 acre to five acres.

In connection with our review of potential Bluegreen Communities inventory, we consider economic conditions in the area in which the parcel is located, environmental sensitivity, availability of financing, whether the property is consistent with our general policies and the anticipated ability of that property to produce acceptable profit margins and cash flow. As part of our long-term strategy for Bluegreen Communities, we have focused on fewer, more capital-intensive communities, in markets we know well. We intend to continue to focus Bluegreen Communities on those regions where we believe the market for our products is strongest, and to replenish our residential land inventory in such regions as existing projects are sold out.

Bluegreen Communities has established contacts with numerous land owners and real estate brokers in many of our market areas, and because of such contacts and our long history of acquiring properties, we believe that we are generally in a favorable position to learn of available properties, sometimes before the availability of such properties is publicly known. We also have an acquisition research department which systematically searches and sources properties in targeted and future markets.

Prior to acquiring property in new areas, we will generally conduct test marketing for a prospective community to determine whether sufficient customer demand exists for the community.

By requiring that regulatory approvals be obtained prior to closing and by limiting the amount of the down payment upon signing a purchase agreement, we are typically able to place a number of properties under contract without expending significant amounts of cash. This strategy helps Bluegreen Communities to reduce:

•	the time during which it actually owns specific communities between initial acquisition and the ultimate sale;

•	the market risk associated with holding such communities; and

•	the risk of acquiring properties that may not be suitable for sale.

Marketing and Sale of Inventory

Bluegreen Resorts

Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs, including selling discount mini-vacations either face-to-face with consumers we meet in connection with various marketing alliances or through telemarketing methods (see further discussion of our marketing alliances below), placing marketing kiosks in retail locations and acquiring the right to market to prospective purchasers from third-party vendors. In addition to attracting new customers, we seek additional sales to existing VOI owners (“Upgrades”), and referrals of prospective purchasers from existing VOI owners and others. Upgrades involve relatively less marketing expense and typically result in relatively higher operating margins than sales through other marketing channels. Bluegreen Resorts sometimes provides hotel accommodations or accommodations in one of our resorts to prospective purchasers at reduced rates in exchange for their touring one of our resorts. To support our marketing and sales efforts, we have developed and work to continue to enhance our customer relationship management methods, techniques and computer software tools to track our VOI marketing and sales programs. We believe that as Bluegreen Resorts’ operations grow, this database will become an increasingly significant asset, positioning us to focus our marketing and sales efforts to take advantage of, among other things, less costly marketing and referral opportunities.

In recent years, we have focused on increasing Bluegreen Resorts’ use of “permission” marketing and branding programs. “Permission” marketing methods involve obtaining the prospective purchasers’ permission, directly or indirectly, to contact them in the future regarding an offer to purchase a product or service. Branding involves forming alliances with third-party entities that possess what we believe to be a nationally or regionally known brand name, a good reputation and a customer base with similar demographic characteristics to our target market.

On June 16, 2000, one of our wholly-owned subsidiaries entered into an agreement with Big Cedar, LLC (“Big Cedar”), an affiliate of Bass Pro, Inc. (“Bass Pro”), to form the Joint Venture, a vacation ownership development, marketing and sales limited liability company. Our subsidiary owns 51% of the Joint Venture and Big Cedar owns 49%. Pursuant to the terms of the original agreement, the Joint Venture has been developing, marketing and selling VOIs at The Bluegreen Wilderness Club at Big Cedar, a 324-unit, wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. In December 2007, the agreement was amended to include the development, marketing, and selling of timeshare interests in additional property purchased by the Joint Venture in September 2007. Pursuant to the amended agreement, the Joint Venture will pay Big Cedar a fee upon the sales of newly developed timeshare interests for promotional, marketing, and advertising services.

On June 16, 2000, we entered into an exclusive, 10-year marketing agreement with Bass Pro, a privately-held retailer of fishing, marine, hunting, camping and sports gear. Pursuant to the agreement, we have the right to market our VOIs at each of Bass Pro’s national retail locations (As of December 31, 2007, we had a presence in 45 of Bass Pro’s stores), in Bass Pro’s catalogs and on its web site. We also are provided access to Bass Pro’s customer lists. In exchange for these services, we compensate Bass Pro based on the overall success of their marketing activities through one of the Bass Pro marketing channels described above. The amount of compensation is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. No separate compensation is paid by Bluegreen to Bass Pro on sales made by the Joint Venture. In 2005, 2006, and 2007, we recognized marketing compensation expense to Bass Pro of approximately $5.2 million, $6.4 million, and $6.6 million, respectively. In December 2007, the marketing agreement was amended to extend through December 31, 2014 and also requires us to make a non-interest bearing annual prepayment to Bass Pro on or before January 1 each year, which operates as an advance payment for anticipated commissions to be earned in the upcoming year. The annual prepayment will be equal to 100% of the estimated amount of commissions anticipated to be generated during the upcoming year, as determined by the Company and Bass Pro, not to exceed $5,000,000. No additional commissions will be paid to Bass Pro during any year, until the annual prepayment for that year has been fully earned.

In 2006 we entered into an agreement with Six Flags, Inc., the world’s largest recreational theme park company. This agreement allows us to conduct sponsorship and promotional marketing programs in 13 Six Flags parks through 2011. Additionally in 2006 we entered into an agreement with Cedar Fair Entertainment (successor to Paramount Parks) to conduct sponsorship and promotional marketing programs in 3 Cedar Fair parks through 2010.

Our VOI resorts are staffed with sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are our employees. We sponsor ongoing training for our personnel. During the year ended December 31, 2007, total selling and marketing expense for Bluegreen Resorts was $260.9 million, or 58% of the division’s $453.5 million of sales.

It is our policy to require our sales staff to provide each VOI customer with a written disclosure statement regarding the VOI to be sold prior to the time the customer signs a purchase agreement. The purpose of this disclosure statement is to explain relevant information regarding VOI ownership at the resort and memberships in Bluegreen Vacation Club and, pursuant to our policies, the statement must be signed by every purchaser. After deciding to purchase a VOI, a purchaser enters into a purchase agreement and is required to pay us a deposit of at least 10% of the purchase price (see Note 1 and Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of SFAS No. 152 on the calculations of the amount of the down payment for purposes of generally accepted accounting principles). Purchasers are entitled to cancel purchase agreements within required legal rescission periods after execution in accordance with statutory requirements. Substantially all VOI purchasers visit one of our resorts or one of our off-site sales offices prior to or at the time of purchasing.

In addition to sales offices located at our resorts, we also operate seven off-site sales offices serving the Atlanta, Georgia; Chicago, Illinois; Indianapolis, Indiana; Detroit, Michigan; Minneapolis, Minnesota; Dallas, Texas; and Las Vegas, Nevada markets, as well as a sales office at a resort under development located in Williamsburg, Virginia. Our off-site sales offices market and sell VOIs in the Bluegreen Vacation Club, and allow us to bring our products to markets with favorable demographics and low competition for prospective buyers. We continue to evaluate our ongoing utilization of off-site sales operations and may elect to open new locations or close existing locations in the future.

Bluegreen Communities

In general, as soon as practicable after agreeing to acquire a property and during the time period that improvements are being completed, we establish selling prices for the individual homesites. In pricing the homesites, we attempt to take into account such matters as regional economic conditions, quality as a building site, scenic views, road frontage, golf course views (if applicable) and natural features such as lakes, mountains, streams, ponds and wooded areas. We also consider recent sales of comparable parcels in the area. Once selling prices are established and registration requirements fulfilled, we commence our marketing efforts.

Bluegreen Communities utilizes a variety of marketing mediums, and those most widely used include internet advertising, consumer and broker outreach programs, billboards and print media. In addition, we use our customer relationship management system, which we believe enables us to identify prospects that are most likely to be interested in a particular community. Bluegreen Communities also conducts direct mail campaigns to market communities through the use of brochures describing available homesites, as well as television, billboard, Internet and radio advertising. A sales representative, who is knowledgeable about the community, answers inquiries generated by our marketing efforts, discusses the community with the prospective purchaser, attempts to ascertain the purchaser’s needs and arranges an appointment for the purchaser to visit the community. Substantially all prospective purchasers inspect a property before purchasing.

The success of our marketing efforts depends heavily on the knowledge and experience of our sales personnel. We generally require that all sales representatives walk the community and become knowledgeable about each homesite and applicable zoning, subdivision and building code requirements prior to initiating the marketing effort for a community. Continuous training programs are conducted, including training with regional office sales managers, weekly sales meetings and frequent site visits by our executive officers. We believe we enhance our sales and marketing organization through our Bluegreen Institute, a mandatory training program that is designed to instill our marketing and customer service philosophy in our employees. Additionally, the sales staff is evaluated against performance standards established by our executive officers. Substantially all of a sales representatives’ compensation is commission-based.

Our sales staff is required by law to provide each prospective homesite purchaser with a written disclosure statement regarding the property to be sold prior to the time such purchaser signs a purchase agreement. This information statement, which is either in the form of a U.S. Department of Housing and Urban Development (“HUD”) lot information statement (“Property Report”), where required, or a “Vital Information Statement” that we generate, states relevant information with respect to, and risks associated with, the property, a receipt for which must be signed by each purchaser.

After deciding to purchase a homesite, a purchaser enters into a purchase agreement and is required to pay us a deposit of at least 10% of the purchase price. Purchasers are entitled to cancel purchase agreements within specified legal rescission periods after execution in accordance with statutory requirements. The closing of a homesite sale usually occurs two to eight weeks after payment of the deposit. Upon closing of a homesite sale, we typically deliver a warranty deed. Title insurance is available at the purchaser’s expense.

Customer Financing

General

Sales of VOIs accounted for 78% of our consolidated sales, and approximately 95% of our VOI customers utilized our financing during the year ended December 31, 2007. For the past several years, the percentage of Bluegreen Communities customers who utilized our financing has been less than 1% of all homesite purchasers due to, among other things, a historic willingness on the part of banks to extend direct homesite financing to purchasers. Should bank financing of homesite purchases become less available to our consumers, we anticipate that we may need to provide financing to a greater percentage of Bluegreen Communities’ customers in order to consummate sales. If this were to become the case, it would have an adverse effect on our operations and cash flows.

We offer financing to our VOI customers of up to 90% of the purchase price of our VOIs. The typical financing extended by us on a VOI during the year ended December 31, 2007, provided for a term of 10 years and a fixed interest rate. In connection with our VOI sales within the Bluegreen Vacation Club, we deliver the deed on behalf of the purchasers to the trustee of the vacation club and secure repayment of the purchaser’s obligation by obtaining a mortgage on the purchaser’s real estate-based VOI.

See “Industry Overview – The Consumer” more information about the demographic profile of our typical customer.

Based on a review conducted in January 2008, the range of Fair Isaac Corporation (“FICO®”) scores of our entire portfolio of originated and serviced VOI receivables for the consumers with FICO® scores as of that date was as follows:

FICO® Score	Percentage of originated and serviced VOI receivables

Below 620	30.8%
Between 620 and 700	32.2%
Above 700	37.0%

The weighted-average interest rate on our owned notes receivable by division was as follows:

	As of December 31,

Division	2006	2007

Bluegreen Resorts	14.3%	13.9%
Bluegreen Communities	11.9%	12.1%
Consolidated	14.2%	13.8%

See “Sale of Receivables/Pledging of Receivables,” below, for information regarding our receivable financing activities.

Loan Underwriting

Bluegreen Resorts

Our VOI financing is not subject to any significant loan underwriting criteria and no FICO® score is obtained prior to extending the credit, a characteristic typically shared with subprime loans. Currently, customer financing on sales of VOIs typically requires the following: (1) receipt of a minimum down payment of 10% of the purchase price; (2) a note and mortgage (or deed of trust); and, (3) other closing documents between the purchaser and ourselves. We encourage purchasers to make higher down payments in return for a lower interest rate. In addition, purchasers who do not elect to participate in our pre-authorized checking payment plan are charged interest at a rate which is 1% greater than the otherwise prevailing rate, where allowed by applicable laws and regulations. As of December 31, 2007, approximately 83% of our VOI notes receivable serviced were on our pre-authorized payment plan.

Bluegreen Communities

At Bluegreen Communities, we have established loan underwriting criteria and procedures designed to reduce credit losses. The loan underwriting process undertaken by our credit department may include reviewing the applicant’s credit history and credit score, verifying employment and income as well as calculating certain debt-to-income ratios. The primary focus of our underwriting review is to determine the applicant’s ability to repay the loan in accordance with our terms.

Collection Policies

Bluegreen Resorts

Financed sales of VOIs sold through the Bluegreen Vacation Club are effected using a note and mortgage arrangement. Collection efforts in substantially all cases and delinquency information concerning Bluegreen Resorts’ notes receivables are managed at our corporate headquarters. A staff of experienced collectors, assisted by a mortgage collection computer system, handles servicing of the division’s receivables. Our collectors are incentivized through a performance-based compensation program. We generally make collection efforts to customers by mail and by telephone. In addition to telephone contact generally commencing at 16 days past due, a 30-day collection letter is sent to U.S. residents advising the customer that if the loan is not brought current, the delinquency will be reported to the credit reporting agencies. At 60 days delinquent, we send a lockout letter, return receipt requested, to the customer advising that they cannot make any future reservations for lodging at a resort. If the delinquency continues, at 90 days past due, we stop the accrual of, and reverse previously accrued, but unpaid, interest on the note receivable and mail a “Notice of Intent to Cancel Membership”, return receipt requested, which informs the customer that unless the delinquency is cured within 30 days, we will terminate the customer’s VOI ownership. At this point, the account may be reviewed by the collection manager to determine if, in certain limited circumstances, additional correspondence should be sent offering repayment options. If the customer fails to respond to the correspondence within the given timeframe, the loan will be defaulted and the customer’s VOI terminated. At approximately 120 days delinquent, we send a final “Termination Letter”, return receipt requested. Thereafter we seek to resell the VOI to a new purchaser. Historically, we have typically not sought to collect a deficiency on defaulted promissory notes.

Bluegreen Communities

Collection efforts and delinquency information concerning Bluegreen Communities’ notes receivable are managed at our corporate headquarters. A staff of experienced collectors handles servicing of the division’s receivables. We generally make collection efforts by mail and telephone. Collection efforts generally begin when an account is 16 days past due, at which time we contact the customer by telephone and attempt to determine the reason for the delinquency and bring the account current. The determination of how to handle a delinquent loan is based upon many factors, including the customer’s payment history and the reason for the current inability to make timely payments. If the customer does not abide by an agreed-upon collection agreement, or if no agreement is reached, collection efforts continue until the account is either brought current or legal action is commenced. If not accelerated sooner, we typically declare the loan in default when the loan becomes 60 days delinquent. When the loan is 90 days past due, we stop the accrual of, and reverse previously accrued but unpaid, interest (unless the loan is deemed to be an in-substance foreclosure loan, in which case all accrued interest is reversed since our means of recovery is determined through the resale of the underlying collateral and not through collection on the note) and the collection manager determines any further action required to be taken, which may include obtaining a deed in lieu of foreclosure or initiating a foreclosure.

Loan Loss Reserves

The allowance for loan losses as a percentage of our outstanding notes receivable was approximately 9% and 10% at December 31, 2006 and 2007, respectively. We determine the adequacy of our reserve for loan losses and review it on a regular basis considering, among other factors, historical frequency of default, loss experience, static pool analyses, estimated value of the underlying collateral, current delinquency rates, present and expected economic conditions, as well as other factors. Effective January 1, 2006, we changed our accounting for loan losses on our VOI notes receivable in accordance with SFAS No. 152. Under SFAS No. 152, we estimate uncollectibles based on historical uncollectibles for similar VOI notes receivable and no longer consider the value of the underlying collateral. During the years ended December 31, 2005, 2006, and 2007, the average annual default rates and delinquency rates on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us were as follows:

Average Annual Default Rates	Year Ended December 31,

Division	2005	2006	2007

Bluegreen Resorts	8.5%	7.5%	7.4%
Bluegreen Communities	2.9%(1)	3.6%	4.6%

Delinquency Rates	As of December 31,

Division	2005	2006	2007

Bluegreen Resorts	5.9%	4.0%	4.5%
Bluegreen Communities	12.0%	7.8%	13.2%

(1)	Excludes December 2005 default of a $1.3 million note receivable not made in the ordinary course of business.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable. In cases where Bluegreen has retained ownership of the vacation ownership note receivable, the VOI is reacquired and resold in the normal course of business. We may, but are not obligated to, remarket the defaulted VOI on behalf of the note holder in exchange for a remarketing fee designed to approximate our sales and marketing costs.

Sales of Receivables/Pledging of Receivables

During the years ended December 31, 2005, 2006, and 2007, all of our notes receivable sold and the majority of our notes receivable pledged consisted of notes receivable generated by Bluegreen Resorts.

Since 1986, we have sold or pledged a significant amount of our receivables, generally retaining the right and obligation to service such receivables. In the case of Bluegreen Communities’ receivables pledged to a financial institution, we generally must maintain a debt-to-eligible collateral rate (based on the outstanding principal balance of the pledged loans) of 90%. We are obligated to pledge additional eligible receivables or make additional principal payments in order to maintain this collateralization rate.

Since fiscal 1999, we have maintained various vacation ownership receivables purchase facilities with financial institutions. Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. The vacation ownership business involves making sales of a vacation product pursuant to which a financed buyer is only required to pay a minimum of 10% of the purchase price up front, yet selling, marketing and administrative expenses are primarily cash expenses, which, in our case for the year ended December 31, 2007, approximated 64% of sales. Accordingly, having facilities for the sale and hypothecation of these vacation ownership receivables is a critical factor to our meeting our short- and long-term cash needs.

The vacation ownership receivables purchase facilities that we have historically maintained have typically utilized an owner’s trust structure, pursuant to which we sell receivables to one of our wholly-owned, special purpose finance subsidiaries. These subsidiaries then sell the receivables to an owner’s trust (a qualified special purpose entity) without recourse to us or our subsidiaries, except for breaches of certain representations and warranties at the time of sale. We historically have not entered into any guarantees in connection with our vacation ownership receivables purchase facilities. These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase and fundings under these facilities are typically subject to certain conditions precedent. Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the purchaser of our vacation ownership receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid and as applicable, a specified overcollateralization ratio is achieved and a cash reserve account is fully funded. We have historically acted as servicer of the vacation ownership receivables we have sold under these purchase facilities for a fee.

Our vacation ownership receivables purchase facilities typically include various conditions to purchase, covenants, trigger events and other provisions customary for these types of transactions.

Although sales of our receivables pursuant to vacation ownership receivables purchase facilities have historically been deemed “true sales” from a legal perspective, the accounting for such transactions could be either as off-balance sheet sales or as on-balance sheet borrowings, depending on the application of the requirements of SFAS No. 140. In our disclosures with respect to each vacation ownership receivables purchase facility, we indicate how these transactions are treated for accounting purposes.

A portion of our revenues historically has been, and is expected to continue to be, comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statement of income and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheet at the time of sale. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management’s best estimates of future prepayment rates, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest income would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or loss severity rates discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates which we are unable to mitigate through the purchase of certain defaulted loans, or substitution thereof, for new notes receivable) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors were paid or the regular payment formula was resumed. In addition, from time to time, we may agree to defer receiving all or a portion of our deferred payment on certain of our retained interests in notes receivable sold to maintain acceptable ratings from third party rating agencies. Also, as market conditions change, the discount rates that we use to value our retained interests in notes receivable sold may change.

During the year ended December 31, 2007, we recognized an other-than-temporary decrease of approximately $2.4 million in the fair market value of our retained interest in VOI notes receivable. The overall decrease in the value of our retained interests in VOI notes receivable in 2007 reflects an increase in the discount rates applied to estimated future cash flows on our retained interests as a result of the overall increase in return required by investors in our securitization transactions due to the deteriorating credit market in the second half of 2007. If the credit market worsens, or if the situations described above in the previous paragraph were to occur, it could cause a decline in the fair value of the retained interests and a charge to earnings. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See “VOI Receivables Purchase Facilities – Off Balance Sheet Arrangements,” below.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Vacation Ownership Receivables Purchase Facilities – Off-Balance Sheet Arrangements” for information about our current VOI receivables purchase facilities.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, terminating a membership in our vacation club in the event that defaults are not remedied, and performing other administrative duties. Our obligation to service the receivables and our right to collect fees for a given pool of receivables are set forth in a servicing agreement. We have the obligation and right to service all of the receivables we originate and have retained the obligation and right with respect to the receivables we have sold under any of our vacation ownership receivable purchase facilities to date, although in certain circumstances the purchasers may elect to appoint a new servicer. We typically receive an annual servicing fee of approximately 1.5% to 2.0% of the principal balance of the loans serviced on behalf of others. During the years ended December 31, 2005, 2006, and 2007, we recognized aggregate servicing fee income of $5.0 million, $7.0 million, and $8.7 million, respectively.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex federal, state, and local governmental regulation. We are subject to various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision, marketing and sale of real estate and VOIs and various aspects of our financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity. In addition to the laws applicable to our customer financing and other operations discussed below, we are or may be subject to the Fair Housing Act and various other federal statutes and regulations. We are also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba. In addition, there can be no assurance that in the future, VOIs will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on us. There is no assurance that the cost of complying with applicable laws and regulations will not be significant or that we are in compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on us.

Our sales and marketing of homesites are subject to various consumer protection laws and to the Federal Interstate Land Sales Full Disclosure Act, which establishes strict guidelines with respect to the marketing and sale of land in interstate commerce. The U.S. Department of Housing and Urban Development (“HUD”) enforces this statute. In some instances, we have been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature of our offerings. In those cases where we determine parcels must be registered to be sold, we file registration materials disclosing information concerning the property, evidence of title and a description of the intended manner of offering and advertising such property. We bear the cost of such registration, which includes legal and filing fees. Many states also have statutes and regulations governing the sale of real estate. Consequently, we regularly consult with counsel regarding requirements for complying with federal, state and local law. We must obtain the approval of numerous governmental authorities for our acquisition and marketing activities; and, changes in local circumstances or applicable laws may necessitate the application for, or the modification of, existing approvals.

Our vacation ownership resorts are subject to various regulatory requirements including state and local approvals. The laws of most states require us to file a detailed offering statement describing our business and all material aspects of the project and sale of VOIs with a designated state authority. Laws in each state where we sell VOIs generally grant the purchaser of a VOI the right to cancel a contract of purchase at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by us. Most states have other laws that regulate our activities, including: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and, labor laws. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Under these laws, we may be required to pay for repairs to the developed property. As required by state laws, we seek to provide our VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser’s rights and obligations as a VOI owner. The development, management, and operation of our resorts is subject to various federal, state and local laws and regulations, including the Americans with Disabilities Act.

Under various federal, state and local laws, ordinances and regulations, the owner of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose such liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances if they exist, may adversely affect the owner’s ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when this material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property.

Our customer financing activities are also subject to extensive regulation, including but not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws, among others.

During the year ended December 31, 2007, approximately 20% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 12% of our VOI sales during the year ended December 31, 2007, were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. We attempt to monitor the actions and compliance of these third parties but there are risks associated with their use. In recent years, state regulators have increased legislation and enforcement regarding telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission has implemented national “do not call” legislation. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse impacts from this heightened telemarketing legislation and enforcement has been and will continue to be mitigated in some instances by the use of “permission marketing” techniques, whereby prospective purchasers have granted us permission to contact them in the future. We have implemented procedures which we believe will help reduce the possibility that individuals who have formally requested to the applicable federal or state regulators that they be placed on a “do not call” list are not contacted through one of our in-house or third-party contracted telemarketing operations, although there can be no assurance that such procedures will be effective in ensuring regulatory compliance. These measures have increased and are expected to continue to increase our marketing costs. Through December 31, 2007, we have not been subject to any material fines or penalties as a result of our telemarketing operations but from time to time we have been the subject of proceedings for violation of the “do not call” laws and for violation of state laws applicable to the marketing and sale of VOIs. There is no assurance that we will be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or that we will be able to develop alternative sources of prospective purchasers of our VOI products at acceptable costs.

Competition

Bluegreen Resorts competes with various high profile and well-established operators. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts. In addition to competing for sales leads and prospects, we compete with other VOI developers for marketing, sales, and resort management personnel. We believe that each of our vacation ownership resorts faces the same general competitive conditions. Although, as noted above, Bluegreen Resorts competes with various high profile and well-established operators, we believe that we can compete on the basis of our general reputation, the price, location and quality of our vacation ownership resorts and the flexibility of our Bluegreen Vacation Club product. However, the development and operation of additional vacation ownership resorts by competitors in our markets could have a material adverse impact on the demand for our VOIs and our results of operations.

Bluegreen Communities competes with builders, developers and others for the acquisition of property and with local, regional and national developers, homebuilders and others with respect to the sale of homesites. We believe that each of our Bluegreen Communities projects faces the same general competitive conditions. We believe that we can compete on the basis of our reputation and the price, location and quality of the products we offer for sale, as well as on the basis of our experience in land acquisition, development, marketing and sale.

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

In our customer financing activities, we compete with banks, mortgage companies, other financial institutions and government agencies offering financing of real estate. For the past several years, we have experienced increased competition with respect to the financing of Bluegreen Communities sales, as evidenced by the low percentage of homesite sales internally financed since 1995.

Website Access to Exchange Act Reports

We post publicly available reports required to be filed with the Securities Exchange Commission (“SEC”) on our website, www.bluegreencorp.com, as soon as reasonably practicable after filing such reports with the SEC. We also make available on our website the beneficial ownership reports (Forms 3, 4 and 5) filed by our officers, directors and other reporting persons under Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”). Our website and the information contained therein or connected thereto are not incorporated into this Annual Report.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website address for this site is www.sec.gov.

Personnel

As of December 31, 2007, we had 5,971 employees, 688 of which were located at our headquarters in Boca Raton, Florida, and 5,283 in regional field offices throughout the United States and Aruba (the field personnel include 358 field employees supporting Bluegreen Communities and 4,925 field employees supporting Bluegreen Resorts). Only our employees in Aruba are represented by a collective bargaining unit. We believe that our relations with our employees are satisfactory.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 1, 2008.

Name	Age	Position

John M. Maloney, Jr.	46	President and Chief Executive Officer

Daniel C. Koscher	50	Senior Vice President; President and Chief Executive Officer of Bluegreen Communities

Anthony M. Puleo	39	Senior Vice President, Chief Financial Officer and Treasurer

David L. Pontius	52	Senior Vice President; President of Bluegreen Resorts

David Bidgood	50	Senior Vice President; Executive Vice President of Sales & Marketing — Bluegreen Resorts

James R. Martin	60	Senior Vice President, General Counsel and Clerk

Susan J. Saturday	48	Senior Vice President and Chief Human Resources Officer

John M. Maloney, Jr. joined us in 2001 as Senior Vice President of Operations and Business Development for Bluegreen Resorts. In May 2002, Mr. Maloney was named our Senior Vice President of the Company and President of Bluegreen Resorts and he was appointed Executive Vice President and Chief Operating Officer in November 2005. Effective January 2007, Mr. Maloney was appointed President and Chief Executive Officer. Prior to Bluegreen, Mr. Maloney served in various positions with ClubCorp, most recently as the Senior Vice President of Sales and Marketing for the Owners Club by ClubCorp, and held various positions with Hilton Grand Vacations Company, most recently as the Director of Sales and Marketing for the South Florida area.

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

Anthony M. Puleo joined us in 1997 as Chief Accounting Officer. Mr. Puleo was elected Vice President in 1998 and Senior Vice President in 2004. Mr. Puleo served as Interim Chief Financial Officer from April through August 2005. In August 2005, he was elected Chief Financial Officer and Treasurer. From December 1990 through October 1997, Mr. Puleo held various positions with Ernst & Young LLP, most recently serving as a Senior Manager in the Assurance and Advisory Business Services group. Mr. Puleo holds a B.B.A. in Accounting and is a Certified Public Accountant.

David L. Pontius joined us in 2007 as Senior Vice President and President, Bluegreen Resorts. From 2002-2007, Mr. Pontius worked at Wyndham Vacation Ownership, Inc. and its sister company RCI Global Vacation Network (RCI). From 2006-2007, he served as Executive Vice President, Hospitality, Strategic Planning and Chief Customer Officer at Wyndham Vacation Ownership. From 2002-2006, Mr. Pontius served as President and CEO of RCI North America. From 1996-2002, Mr. Pontius served in positions of increasing responsibilities at Hilton Grand Vacations where he finished as Senior Vice President of Operations. From 1992-1996, Mr. Pontius served as Chief Operating Officer of Vacation Internationale, one of the pioneer companies in timesharing and points-based clubs.

David Bidgood joined us in 1997 as Vice President for Bluegreen’s Midwest Region and the Senior Vice President for the Midwest and Tennessee Region with Bluegreen’s acquisition of RDI. In December 2000, Mr. Bidgood was promoted to Senior Vice President, National Sales Director Bluegreen Resorts Division. In 2007, Mr. Bidgood was promoted to Executive Vice President of National Sales and Marketing and became an officer of Bluegreen Corporation. Prior to joining Bluegreen, Mr. Bidgood held a variety of positions and has been involved in all aspects of resort development.

James R. Martin joined us in 2004 as Senior Vice President, General Counsel and Clerk. Prior to joining us, Mr. Martin was a partner with the law firm of Baker & Hostetler LLP since 1985, focusing his practice on real estate, resort development, vacation ownership, federal and state regulatory matters and commercial and consumer law. Mr. Martin has been involved in the development, structuring, regulation, and operation of vacation ownership resorts since 1978 and holds a B.A. and J. D. degree.

Susan J. Saturday joined us in 1988. During her tenure, she has held various management positions with us including Assistant to the Chief Financial Officer, Divisional Controller and Director of Accounting. In 1995, she was elected Vice President and Director of Human Resources and Administration. In 2004, Ms. Saturday was elected Senior Vice President and Chief Human Resources Officer. From 1983 to 1988, Ms. Saturday was employed by General Electric Company in various financial management positions including the corporate audit staff. Ms. Saturday holds a B.B.A. in Accounting and an M.S. in Human Resource Management.

Item 1A.	RISK FACTORS.

We are subject to various risks and uncertainties relating to or arising out of the nature of our business and general business, economic, financing, legal and other factors or conditions that may affect us. Moreover, we operate in a very competitive, highly regulated and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to either predict all risk factors, or assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors may affect our business. Investors should also refer to our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (available on our website and the SEC website) in future periods for updates to these risk factors. These risks and uncertainties include but are not limited to those referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

Our continued liquidity and profitability depends on our ability to sell or borrow against our notes receivable.

We offer financing of up to 90% of the purchase price to purchasers of our VOIs and homesites. Approximately 95% of our VOI customers and approximately 1% of our homesite customers utilized our in-house financing during the year ended December 31, 2007. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the down payment we receive at the time of the sale. Accordingly, our ability to borrow against or sell the notes receivable we receive from our customers is a critical factor in our continued liquidity. We are also a party to a number of customary securitization-type transactions under which we sell receivables to a wholly-owned special purpose entity which, in turn, sells the receivables to a trust established for the transaction. We typically recognize gains on the sale of receivables and such gains have comprised a significant portion of our income. In 2007, the markets for notes receivable facilities and receivable securitization transactions were negatively impacted by problems in the residential mortgage markets and credit markets in general and an associated reduction in liquidity which resulted in reduced availability of financing and less favorable pricing. If our pledged receivables facilities terminate or expire and we are unable to replace them with comparable facilities, or if we are unable to continue to participate in securitization-type transactions on acceptable terms, our liquidity, cash flow, and profitability would be materially and adversely affected. If any of our current facilities terminate or expire, there is no assurance that we will be able to negotiate the pledge or sale of our notes receivable at favorable rates, or at all.

We depend on additional funding to finance our operations.

We anticipate that we will finance our future business activities, in whole or in part, with indebtedness that we obtain pursuant to additional borrowings under our existing credit facilities, under credit facilities that we may obtain in the future, under securitizations in which we may participate in the future or pursuant to other borrowing arrangements. However, we cannot assure you that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all. Moreover, we are, and will be, required to seek continued external sources of liquidity to:

•	support our operations;

•	finance the acquisition and development of VOI inventory and residential land;

•	finance a substantial percentage of our sales; and

•	satisfy our debt and other obligations.

Our ability to service or to refinance our indebtedness or to obtain additional financing (including our ability to consummate future notes receivable securitizations) depends on the credit markets and on our future performance, which is subject to a number of factors, including our business, results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions and perceptions about the residential land and vacation ownership industries.

There has been a material deterioration in the sub-prime lending markets which could adversely impact our liquidity and earnings.

Historically, we have not performed and currently we do not perform credit checks or obtain FICO® scores of the purchasers of our VOIs at the time of sale in connection with our financing of their purchases. However, from time to time we obtain FICO® scores on our overall VOI portfolio originated by us and we are aware that a significant portion of the vacation ownership customers we finance are considered “sub-prime borrowers.” Based on a review conducted in January 2008, approximately 31% of VOI borrowers in our serviced loan portfolio had a FICO® score below 620. Although to date we have not experienced a material increase in defaults or delinquencies in our loan portfolio as compared to historical rates, conditions in the sub-prime mortgage industry, including both credit sources as well as borrowers, have been deteriorating. If default rates for our borrowers were to rise, it may require an increase in the provision for loan losses and an impairment of the value of our retained interests in notes receivable sold. In addition, it may cause buyers of, or lenders whose loans are secured by, our VOI notes receivable to reduce the amount of availability under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and we may not be able to secure financing on terms acceptable to us, which would adversely affect our earnings, financial position and cash flow.

We would incur substantial losses if the customers we finance default on their obligations.

Under the terms of our pledged and receivable sale facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of our securitization-type transactions i.) require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables and ii.) include provisions that in the event of defaults by customers in excess of stated thresholds would require substantially all of our cash flows from our retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from us.

Further, if defaults and other performance criteria adversely differ from estimates used to value our retained interests in notes receivable sold in the securitization transactions, we may be required to write down these assets, which could have a material adverse effect on our results of operations. Accordingly, we bear some risks of delinquencies and defaults by buyers who finance the purchase of their VOIs or residential land through us, regardless of whether or not we sell or pledge the buyer’s loan to a third party.

As of December 31, 2007, approximately 4.5% of our vacation ownership receivables and approximately 13.2% of residential land receivables which we held or which third parties held under sales transactions which were originated and are serviced by us were more than 30 days past due. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may is not justified. Historically, we have generally not pursued such recourse against our customers. In the case of our VOI receivables, if we are unable to collect the defaulted amount, we traditionally have terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling and administrative costs associated with the original sale, and we would have to incur such costs again to resell the VOI or homesite.

Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

A portion of our revenues historically has been and is expected to continue to be comprised of gains on sales of notes receivable in off-balance sheet arrangements. The amount of any gains recognized and the fair value of the retained interests recorded are based in part on management’s best estimates of future prepayment, default and loss severity rates, discount rates and other considerations in light of then-current conditions. Our results of operations and financial condition could be adversely affected if, among other things:

•	actual prepayments with respect to loans sold occur more quickly than was projected;

•	actual defaults and/or loss severity rates with respect to loans sold are greater than estimated;

•	the portfolio of receivables sold fails to satisfy specified performance criteria; or

•

market conditions in the securitization market continue to result in a widening of interest spreads, causing the discount rates used to value our retained interest in notes receivable sold to increase.

If any of these situations were to occur, it could cause a decline in the fair value of the retained interests and a charge to earnings currently. Further, in certain events the cash flow on the retained interests in notes receivable sold could be reduced, in some cases, until the outside investors are paid or the regular payment formula was resumed.

The state of the economy generally, interest rates and the availability of financing and increased fuel prices could affect our ability to market VOIs and residential homesites.

Our business may be adversely affected by unfavorable general economic and industry conditions, including the effects of weak domestic and world economies, rising unemployment and job insecurity, housing values and availability of financing, and geopolitical conflicts. Any downturn in economic conditions or any price increases related to the travel and tourism industry, such as higher airfares or increased gasoline prices, could depress discretionary consumer spending and have a material adverse effect on our business. Any such economic conditions, including a recession, may also adversely affect the future availability of attractive financing rates for us or for our customers and may materially adversely affect our business. Furthermore, changes in general economic conditions may adversely affect our ability to collect our receivables from borrower owners. Because our operations are conducted mainly within the vacation ownership industry, any adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, increases in construction costs, imposition of increased taxes by governmental authorities and negative publicity for the industry, could also have a material adverse effect on our business.

Our success depends on our ability to market our products successfully and efficiently.

We compete for customers with other hotel and resort properties and vacation ownership resorts. Accordingly, the identification of sales prospects and leads, and the marketing of our products to them are essential to our success. We have expended and expect to continue to expend significant amounts of our resources to identify and benefit from future customers and upgrade opportunities. Among our marketing initiatives, we utilize our proprietary computer software system to identify and target leads. The leads we identify are then contacted and given the opportunity to purchase mini-vacation packages which may sometimes combine hotel stays, cruises and gift premiums. Buyers of these mini-vacation packages are then usually required to participate in a vacation ownership sales presentation. We have incurred and will continue to incur the expenses associated with these and our other marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are able to successfully convert sales leads to a sufficient number of sales, we may be unable to recover the expense of our marketing programs and systems and our business may be adversely affected.

We are subject to the risks of the real estate market and the risks associated with real estate development, including the risks and uncertainties relating to the cost and availability of desirable land, labor and construction materials.

Real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including:

•	levels of unemployment;

•	levels of discretionary disposable income;

•	levels of consumer confidence;

•	the availability of financing;

•	overbuilding or decreases in demand;

•	interest rates; and,

•	federal, state and local taxation methods.

A downturn in the economy in general or in the market for residential land or VOIs could have a material adverse effect on our business. The housing market is currently experiencing a significant correction, the depth and duration of which are as yet unknown. Further, many economists and financial analysts, as well as the media in general, are concerned that a general economic recession has begun or will soon begin in the United States. Both of these circumstances have exerted pressure upon our Bluegreen Communities division and may exert pressure on Bluegreen Resorts in the near term.

In addition, the availability of land at favorable prices for the development of our Bluegreen Resorts and Bluegreen Communities real estate projects is critical to having adequate inventory to sustain or grow our sales volume and maintain an adequate gross profit on our sales to cover our significant selling, general and administrative expenses, cost of capital and other expenses in order to generate favorable results of operations. If we were unable to acquire such land or, in the case of Bluegreen Resorts, resort properties, at a favorable cost, it could have an adverse impact on our results of operations.

Another factor impacting the profitability of our real estate development activities is the cost of construction materials and services. Should the cost of construction materials and services rise, the ultimate cost of our Bluegreen Resorts’ and Bluegreen Communities’ inventories under development could increase and have a material, adverse impact on our results of operations.

Claims for development-related defects could adversely affect our financial condition and operating results.

We engage third-party contractors to construct our resorts and to develop our communities. However, our customers may assert claims against us for construction defects or other perceived development defects, including, without limitation, structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects and defects in the engineering of amenities. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. We could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable. A significant number of claims for development-related defects could adversely affect our liquidity, financial condition and operating results.

We may not successfully execute our growth strategy.

A principal component of our growth strategy is to acquire additional real estate for the development of VOIs or completed VOIs, preferably in markets that also provide us with incremental sales distribution opportunities. We seek to acquire properties in destinations that we believe will complement our existing operations and serve the best interest of the members of Bluegreen Vacation Club as a whole. In addition, we have to continually acquire additional real estate for Bluegreen Communities to develop and sell in order to sustain our sales volume. Our ability to execute this growth strategy will depend upon a number of factors, including the following:

•	the availability of attractive real estate opportunities;

•	our ability to acquire properties for such development opportunities on economically feasible terms and in a timely manner to meet sales demand;

•	our ability to market and sell VOIs at newly developed or acquired resorts;

•	our ability to manage newly developed or acquired resorts in a manner that results in customer satisfaction;

•	our ability to develop, market and sell acquired real estate for Bluegreen Communities in a manner that results in customer satisfaction;

•	our ability to minimize lead times for new resort sales offices or new communities to provide meaningful incremental revenues at an acceptable profit; and

•	the availability of capital and our capital structure.

In particular, the success of our Bluegreen Vacation Club will depend upon our ability to continue to acquire and develop a sufficient number of participating resorts to make membership interests attractive to new consumers as well as existing owners and to permit the continued growth of Bluegreen Vacation Club’s membership. There is no assurance that we will be successful with respect to any or all of these factors.

We may face a variety of risks when we expand our operations.

Our growth strategy includes the expansion of the number of our resorts and sales offices. Risks associated with such expansion include the following:

•	sales may outpace the delivery of completed inventory in a timely manner;

•	construction costs may exceed original estimates;

•	land acquisition costs may exceed acceptable and financially feasible levels;

•	we may be unable to complete construction, conversion or required legal registrations and approvals as scheduled;

•	we may be unable to control the timing, quality and completion of any construction activity;

•	the sales pace from a new community may be below our expectations;

•

our quarterly results may fluctuate due to an increase or decrease in the number of residential land or VOI projects subject to “percentage of completion accounting,” which requires that we recognize profit on projects on a pro rata basis as development is completed;

•

we may have to provide prospective customers with additional “first-day incentives” to entice them to buy a VOI, which may increase our marketing costs and result in additional revenue deferral under SFAS No. 152;

•	market demand may not be present;

•	the value of our inventories may decline;

•	the cost of carrying inventory on our balance sheet may increase, among other items, interest expense, real estate taxes, developer subsidies and maintenance fees; and

•	we may be subject to increased regulation when initiating operations in new states, and regulations in states where we currently do business may become more burdensome.

•	Increased VOI sales require increased availability of receivable sale and/or hypothecation facilities, as well as requires the consummation of future term securitization transactions.

Any of the foregoing, among other factors, could adversely affect profitability in a material way. There is no assurance that we will complete all of the planned expansion of our properties or, if completed, that such expansion will be profitable.

Moreover, to successfully implement our growth strategy, we must integrate the newly acquired or developed properties into our existing sales and marketing programs. During the start-up phase of a new resort sales office or residential community project, we could experience lower operating margins at that project until its operations mature. The lower margins could be substantial and could negatively impact our cash flow. We cannot provide assurance that we will maintain or improve our operating margins as our projects achieve maturity, and our new resort sales offices and communities may reduce our overall operating margins.

We may face additional risks when and if we expand into new markets.

We currently intend to acquire completed VOIs or real estate for the development of VOIs for Bluegreen Resorts both in the geographic areas where Bluegreen Resorts currently operates and in other areas where we anticipate successful sales of homesites in residential communities. Our prior success in the markets in which we currently operate does not ensure our continued success as we acquire, develop or operate future projects in new markets. Accordingly, in connection with expansion into new markets, we may be exposed to a number of additional risks, including the following:

•	our lack of familiarity and understanding of regional or local consumer preferences;

•	our inability to attract, hire, train and retain additional sales, marketing and resort staff at competitive costs;

•	our inability to obtain, or to obtain in a timely manner, necessary permits and approvals from state and local government agencies and qualified construction services at acceptable costs;

•	our inability to capitalize on new marketing relationships and development agreements at acceptable costs; and,

•	the uncertainty involved in, and additional costs associated with, marketing VOIs and homesites prior to completion of marketed units.

Bluegreen Communities primarily depends on third party lenders to finance the purchase of homesites as the majority of our residential land sales are currently financed by customers through local banks and finance companies. Because of the problems in the housing market and the associated reduction in liquidity in the credit markets, many lenders are utilizing more stringent underwriting standards and scaling back their lending in general. A decrease in the willingness of such lenders to extend financing to our customers could cause a decline in our sales or require material additional credit facilities in order to enable us to provide financing to our customers.

The resale market for VOIs could adversely affect our business.

Based on our experience at our resorts and at destination resorts owned by third parties, we believe that resales of VOIs generally are made at net sales prices below their original customer purchase prices. The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs. Accordingly, the initial purchase of a VOI may be less attractive to prospective buyers. Also, buyers who seek to resell their VOIs compete with our efforts to sell our VOIs. While VOI resale clearing houses or brokers currently do not have a material impact on our business, if a secondary market for VOIs were to become more organized and liquid, the resulting availability of resale VOIs at lower prices could adversely affect our prices and the number of sales we can close, which in turn would adversely affect our business and results of operations.

We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations.

The federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations that affect the manner in which we market and sell VOIs and homesites and conduct our other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs and homesites. Many states, including Florida and South Carolina, where some of our resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in the South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina. In June 2006, South Carolina enacted the “Time Sharing Transaction Procedures Act” which, among other things, further clarified the process that must be followed in the sale and purchase of timeshare interests. We believe that our procedures have been and are consistent with prior and current South Carolina law. Most states also have other laws that regulate our activities, such as:

•	timeshare project registration laws;

•	real estate licensure laws;

•	mortgage licensure laws;

•	sellers of travel licensure laws;

•	anti-fraud laws;

•	consumer protection laws;

•	telemarketing laws;

•	prize, gift and sweepstakes laws; and

•	consumer credit laws.

We currently are authorized to market and sell VOIs and homesites in all states in which our operations are currently conducted. If our agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew our licenses, which could materially and adversely affect our business, or to render our sales contracts void or voidable.

In addition, the federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations relating to direct marketing and telemarketing generally, including the federal government’s national “Do Not Call” list. The regulations have impacted our marketing of VOIs, and we have taken steps in an attempt to decrease our dependence on restricted calls. However, these steps have increased and are expected to continue to increase our marketing costs. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted now or in the future may have on our marketing strategies and results. Further, from time to time, complaints are filed against the Company by individuals claiming that they received calls in violation of the regulation.

Currently, most states have taxed VOIs as real estate, imposing property taxes that are billed to the respective property owners’ associations that maintain the related resorts and have not sought to impose sales tax upon the sale of the VOI or accommodations tax upon the use of the VOI. From time to time, however, various states have attempted to promulgate new laws or apply existing laws impacting the taxation of vacation ownership interests to require that sales or accommodations taxes be collected. Should new state or local laws be implemented or interpreted to impose sales or accommodations taxes on VOIs, our resorts business could be materially adversely affected.

We believe we are in material compliance with applicable federal, state, and local laws and regulations relating to the sale and marketing of VOIs and homesites. From time to time, however, consumers file complaints against us in the ordinary course of our business. We could be required to incur significant costs to resolve these complaints. There is no assurance that we will remain in material compliance with all applicable federal, state and local laws and regulations, or that violations of applicable laws will not have adverse implications for us, including negative public relations, potential litigation and regulatory sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity or financial position.

Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our business.

Under various federal, state and local laws, ordinances and regulations, as well as common law, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances, including mold, located on, in or emanating from property that we own, lease or operate, as well as related costs of investigation and property damage at such property. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease our property or to borrow money using such real property or receivables generated from the sale of such real property as collateral. Noncompliance with environmental, health or safety requirements may require us to cease or alter operations at one or more of our properties. Further, we may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of our properties.

We could incur costs to comply with laws governing accessibility of facilities by disabled persons.

A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act, impose requirements related to access and use of accommodations and facilities by disabled persons of a variety of public accommodations and facilities. Although we believe our resorts are substantially in compliance with laws governing accessibility by disabled persons, we may incur additional costs to comply with such laws at our existing, subsequently acquired or managed resorts. Additional federal, state and local legislation with respect to access by disabled persons may impose further burdens or restrictions on us. We cannot forecast the ultimate cost of compliance with such legislation, but such costs could be substantial and, as a result, could have a material adverse effect on our results of operations, liquidity or capital resources.

Item 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.	PROPERTIES.

Our principal executive office is located in Boca Raton, Florida in approximately 148,290 square feet of leased space. On December 31, 2007, we also maintained seven regional offsite sales offices as well as on the island of Aruba, in addition to sales offices located at 22 of our resorts. For a further description of our resort and communities properties, please see “Item 1. Business — Company Products.”

Item 3.	LEGAL PROCEEDINGS.

Bluegreen Resorts

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $652,000 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law, and intend to vigorously oppose such assessment by the Division. An informal conference was held in early December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference and no further action has been initiated yet by the State of Tennessee. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that the Company will be successful in contesting the current assessment.

Shore Crest Claim

We filed suit against the general contractor with regard to alleged construction defects at our Shore Crest Vacation Villas resort in South Carolina, including deficiencies in exterior insulating and finishing systems that have resulted in water intrusion; styled Shore Crest Vacation Villas II Owners Association, Inc., Bluegreen Corporation vs. Welbro Constructors, S.C., Inc. et al. Case No.: 04-CP-26-500 and Shore Crest Vacation Villas Owners Association, Inc., Bluegreen Vacations Unlimited, Inc., as successor to Patten Resorts, Inc. and as successor to Bluegreen Resorts, Inc. vs. Welbro Constructors Inc. et al. Case No. 04-CP-26-499. We estimate that the total cost of repairs to correct the defects will range from $4 million to $6 million. Whether the matter is settled by litigation or by negotiation, it is possible that we may need to participate financially in some way to correct the construction deficiencies and will continue to incur legal and other costs as the matter is pursued. As of December 31, 2007, we had accrued $1.3 million related to this matter.

LeisurePath Vacation Club

In Michelle Alamo, Ernest Alamo, Toniann Quinn and Terrance Quinn v. Vacation Station, LLC, LeisurePath Vacation Club, LeisurePath, Inc., Bluegreen Corporation, Superior Court of New Jersey, Bergen County, Docket No. L-6716-05, Civil Action, Plaintiffs filed a purported “Class Action Complaint” on September 23, 2005. The Complaint raises allegations concerning the marketing of the LeisurePath Travel Services Network product to the public, and, in particular, New Jersey residents by Vacation Station, LLC, an independent distributor of travel products. Vacation Station, LLC purchased LeisurePath membership kits from LeisurePath, Inc.’s Master Distributor, Mini Vacations, Inc. and then sold the memberships to consumers. The initial Plaintiffs (none of whom actually bought the Leisure Path product) assert claims for violations of the New Jersey Consumer Fraud Act, fraud, nuisance, negligence and for equitable relief all stemming from the sale and marketing by Vacation Station, LLC of the LeisurePath Travel Services Network. Plaintiffs are seeking the gifts and prizes they were allegedly told by Vacation Station, LLC that they won as part of the sales promotion, and that they be given the opportunity to rescind their agreement with LeisurePath along with a full refund. Plaintiffs further seek punitive damages, compensatory damages, attorneys’ fees and treble damages of unspecified amounts. In February 2007, the Plaintiffs amended the complaint to add two additional Plaintiffs/proposed class representatives, Bruce Doxey and Karen Smith-Doxey. Unlike the initial Plaintiffs who were first contacted by Vacation Station, LLC some seven (7) months after LeisurePath terminated its relationship with Vacation Station, LLC and did not purchase LeisurePath products, the Doxeys purchased a participation in the LeisurePath Travel Services Network. Vacation Station, LLC and its owner have each filed for bankruptcy protection and accordingly the case is being pursued against LeisurePath and Bluegreen Corporation. In the Fall of 2007 the court denied plaintiffs’ request to certify their claims as a class action. Subsequently, the parties negotiated a settlement in an effort to extinguish the claims of persons who purchased the benefits of the Leisure Path Travel Services Network. The parties have reached an agreement in principle to a settlement pursuant to which persons who purchased a participation in the Network from Vacation Station, LLC’s sales office in Hackensack, New Jersey will be allowed to select either: (1) seven consecutive nights of accommodations in a Bluegreen resort located in either Orlando, Las Vegas, or Myrtle Beach to be used by December 31, 2009; or (2) continued memberships and a waiver of their Network membership fees until 2012. In an effort to resolve any claims of individuals who may allege improper soliciting, but did not purchase a participation in the Network, an agreed upon number of three day/two night vacation certificates (for use at the same properties listed above) will be made available. The first non-purchasers who submit a prepared affidavit swearing to the validity of their claim will receive these certificates. Furthermore, Defendants have agreed in principle to a “high-low agreement” with regard to Plaintiffs’ Counsel’s attorney’s fees pursuant to which he will receive a minimum of $150,000.00 and a maximum of $300,000.00 depending upon the Court’s fee award. Incentive payments totaling $13,000.00 will be made to the six named Plaintiffs in the suit. This settlement structure was preliminarily approved by the court on January 18, 2008. A Fairness Hearing for final approval of the proposed settlement will take place on April 18, 2008. As of December 31, 2007, we have accrued $260,000 in connection with this matter, which is equal to the approximate cost of the proposed settlement and the low end of the range in the high-low agreement in accordance with the provisions of the Statement of Financial Accounting Standard No. 5, Accounting for Contingencies.

Bluegreen Communities

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. #28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas, the Plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. Plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the development of Plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The Court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the Plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest has appealed the trial court’s ruling. The appeal is styled Bluegreen Southwest One, LP et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas. Bluegreen does not believe that it has material exposure to the property owners association based on the cross claim relating to the mineral rights other than the potential claim for legal fees incurred by the property owners association in connection with the matter. As of December 31, 2007, Bluegreen had accrued $1.5 million in connection with the issues raised related to the mineral rights claims. Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the Property Owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L. P., et al.; in the 67th Judicial District Court of Tarrant County, Texas. Southwest continues to investigate reasons for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.0 million, which was accrued during the year ended December 31, 2006. Additional claims may be pursued in the future in connection with these matters, and it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. Unless otherwise described above, we believe that these claims are routine litigation incidental to our business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BXG”. The Chief Executive Officer of the Company has filed a certification which certified to the NYSE that as of the date of the certification he was not aware of any violations by the Company of the Corporate Governance Listing Standards of the NYSE. The following table sets forth, for the periods indicated, the high and low closing price of our common stock as reported on the NYSE:

Price Range

Year Ended December 31, 2006	High	Low

First Quarter	$17.24	$12.64
Second Quarter	12.90	11.25
Third Quarter	12.15	11.01
Fourth Quarter	14.04	11.26

Price Range

Year Ended December 31, 2007	High	Low

First Quarter	$13.10	$11.07
Second Quarter	12.64	10.94
Third Quarter	12.22	7.02
Fourth Quarter	8.30	6.26

Shareholder Return Performance Graph

The following graph assumes an investment of $100 on December 31, 2002 and thereafter compares the yearly percentage change in cumulative total return to our shareholders with an industry peer group consisting of Marriott International Inc., Starwood Hotels and Resorts Worldwide, Inc., Wyndham Worldwide Corporation, ILX Resorts, and Silverleaf Resorts (“Peer Group”) and a broad market index (the S&P 500). The graph shows performance on a total return (dividend reinvestment) basis. The graph lines connect fiscal year-end dates and do not reflect fluctuations between those dates.

	2002	2003	2004	2005	2006	2007

Bluegreen Corporation	$100.00	$177.77	$564.89	$450.13	$365.51	$204.84
S & P 500	100.00	128.68	142.67	149.65	173.28	182.81
Peer Group	100.00	146.67	217.60	237.16	287.24	207.81

There were approximately 884 record holders of our common stock as of February 27, 2008. The number of record holders does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other entities.

We did not pay any cash or stock dividends during the years ended December 31, 2006 and 2007. Our Board of Directors may consider the possibility of paying cash dividends at some point in the future. However, any decision by our Board to pay dividends will be based on our cash position, operating and capital needs and the restrictions discussed below, and there is no assurance that we will pay cash dividends in the foreseeable future. Provisions contained in the Indenture related to our $55.0 million 10.50% Senior Secured Notes due in April 2008 restrict, and the terms of certain of our credit facilities may, in certain instances, limit the payment of cash dividends on our common stock and our ability to repurchase shares.

From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of December 31, 2007, there were 694,500 shares remaining for purchase under our current repurchase program; however, we have no present plans to acquire these remaining shares in the foreseeable future.

In February 2008, we announced that we intend to pursue a rights offering to our shareholders of up to $100 million of our common stock. We intend to file a registration statement relating to the rights offering in March. While we had $125.5 million of unrestricted cash and cash equivalents at December 31, 2007, the purpose of the rights offering is to further strengthen our balance sheet in light of our $55 million of senior secured notes maturing in April 2008 and to support growth, including growth through strategic acquisitions, all with a view to maximizing shareholder value.

Our shareholders have approved all of our equity compensation plans, which consist of our 1995 Stock Incentive Plan, our 1988 Outside Directors’ Stock Option Plan, our 1998 Non-Employee Director Stock Option Plan and our 2005 Stock Incentive Plan. As of December 31, 2007, only the 2005 Stock Incentive Plan had securities available for future issuance. Information about securities authorized for issuance under our equity compensation plans as of December 31, 2007, is as follows (in thousands, except per option data):

Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Stock Options)

1,938	$11.51	485

Item 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Annual Report (dollars in thousands, except per share data).

	As of or for the Years Ended December 31,

	2003	2004	2005	2006	2007

Income Statement Data
Sales of real estate	$359,344	$502,408	$550,335	$563,146	$582,758
Other resort and communities operations revenues	55,394	66,409	73,797	63,610	67,411
Interest income	29,898	35,939	34,798	40,765	44,703
Sales of notes receivable (1)	—	25,972	25,226	5,852	(3,378)
Other income	457	—	—	—	—

Total revenues	445,093	630,728	684,156	673,373	691,494

Income before income taxes, minority interest and cumulative effect of change in accounting principle (1)(4)	35,585	73,266	80,532	62,491	59,215

Income before cumulative effect of change in accounting principle (1)(4)	19,837	42,559	46,551	34,311	31,926
Net income	$19,837	$42,559	$46,551	$29,817	$31,926

Earnings per share before cumulative effect of change in accounting principle (1):
Basic	$0.80	$1.62	$1.53	$1.12	$1.03
Diluted	$0.74	$1.43	$1.49	$1.10	$1.02

Earnings per common share:
Basic	$0.80	$1.62	$1.53	$0.98	$1.03
Diluted	$0.74	$1.43	$1.49	$0.96	$1.02

	As of or for the Years Ended December 31,

	2003	2004	2005	2006	2007

Balance Sheet Data:
Notes receivable, net	$213,560	$152,051	$127,783	$144,251	$160,665
Inventory, net	220,182	205,352	240,969	349,333	434,968
Total assets	646,484	658,411	694,243	854,212	1,039,578
Shareholders’ equity	174,125	261,066	313,666	353,023	385,108
Book value per common share	$6.98	$8.63	$10.31	$11.44	$12.34

Selected Operating Data:
Weighted-average interest rate on notes receivable at period end	14%	14%	15%	14%	14%

Bluegreen Resorts statistics:

VOI sales (3)	$254,971	$310,608	$358,240	$399,105	$453,541
Gross margin on VOI sales	80%	76%	78%	78%	75%
Selling, general and administrative expenses as a percentage of VOI sales	59%	58%	61%	67%	64%
Field operating profit (1)	$50,359	$50,876	$59,578	$53,937	$69,909
Number of resorts at period end	17	18	21	21	23
Number of VOI sale transactions (2)	26,839	31,574	37,605	41,097	42,768

Bluegreen Communities statistics:

Homesite sales	$104,373	$191,800	$192,095	$164,041	$129,217
Gross margin on homesite sales	45%	45%	48%	45%	48%
Selling, general and administrative expenses as a percentage of homesite sales	32%	25%	24%	24%	30%
Field operating profit (1)	$12,580	$37,722	$47,227	$35,824	$23,633
Number of homesites sold (2)	1,962	2,765	2,287	1,750	1,301

(1)

Field operating profit is operating profit prior to the allocation of corporate overhead, interest income, sales of notes receivable, other income, provision for loan losses (for years prior to the implementation of SFAS No. 152), interest expense, income taxes, minority interest and cumulative effect of change in accounting principles. See Note 19 of the Notes to Consolidated Financial Statements for further information.

(2)

“Number of VOI sale transactions” and “number of homesites sold” include those sales made during the applicable period where recognition of revenue is deferred under the percentage-of-completion method of accounting and under SFAS No. 152, as applicable. See “Revenue Recognition and Contracts Receivable” under Note 1 of the Notes to Consolidated Financial Statements.

(3)

Effective January 1, 2006 we adopted the provisions of SFAS No. 152, which changed many aspects of timeshare accounting, including revenue recognition, inventory costing, and accounting for incidental operations. Also, SFAS No. 152 requires that a significant portion of our gains on sales of notes receivable be included in sales of real estate. In 2006 and 2007, the gains on sales of notes receivable were $38.8 million and $42.8 million, respectively. The adoption of SFAS No. 152 resulted in an after-tax charge of $4.5 million in 2006, reflected as a cumulative effect of change in accounting principle.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain Definitions, Cautionary Statement Regarding Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information included elsewhere in this Annual Report. Unless otherwise indicated in this discussion (and throughout this Annual Report), references to “real estate” and to “inventories” collectively encompass the inventories held for sale by Bluegreen Resorts and Bluegreen Communities.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making the following statements to do so. Certain statements in this Annual Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of -project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factor section of this Annual Report, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

Executive Overview

We operate through two business segments – Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts develops, markets and sells VOIs for inclusion in the Bluegreen Vacation Club, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which it subdivides, improves (in some cases to include a golf course on the property and other related amenities) and sells, typically on a retail basis, as homesites.

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

We believe that inflation and changing prices have materially impacted our revenues and results of operations, specifically due to periodic increases in the sales prices of our VOIs and homesites and continued increases in construction and development costs. We expect the increased construction and development costs over the past few years to result in an increase in our cost of sales for the foreseeable future. There is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our gross margin. In addition, to the extent that inflation in general or increased prices for our VOIs and homesites would adversely impact consumer sentiment, our results of operations could be adversely impacted. Also, to the extent inflationary trends or other factors affect interest rates, a portion of our debt service costs may increase.

During 2007 our Communities business was adversely impacted by the slow real estate market. Although to date we have not experienced a material reduction in selling prices, in certain markets we experienced a decrease in demand and hence a decrease in sales volume.

We recognize revenue on homesite and VOI sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development of the real estate sold. Refund or rescission periods include those required by law and those provided for in our sales contracts. With respect to VOI sales, the revenue recognition rules require that incentives and other similarly treated items such as customer down payment equity earned through our Sampler Program be considered in calculating the required down payment for our VOI sales. If, after considering the value of sales incentives provided, the required 10% of sales price down payment threshold is not met, the VOI sale and the related cost of sale and direct selling costs are deferred and not recognized until the buyer’s commitment test is satisfied, generally through the receipt of required mortgage note payments from the buyer. Further, in cases where all development has not been completed, recognition of income is subject to the percentage-of-completion method of accounting.

Costs associated with the acquisition and development of vacation ownership resorts and residential communities, including carrying costs such as interest and taxes, are capitalized as inventory and are allocated to cost of real estate sold as the respective revenues are recognized.

A significant portion of our revenues historically has been, and is expected to continue to be, comprised of gains on sales of notes receivable. By way of example, in 2007, gains on sales of receivables comprised approximately 95%, 0%, 95%, and 82% of our consolidated net income in the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, and December 31, 2007, respectively. The gains are recorded on our consolidated statement of income and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheet at the time of sale. Deterioration in the credit markets has made it more difficult to consummate term securitization transactions on acceptable terms, if at all. In addition, a portion of the gains on sales of receivables in the first quarter and the fourth quarter of 2007 related to sales under our 2006 receivables purchase facility with General Electric Real Estate, which was fully utilized in the fourth quarter of 2007. Absent the consummation of appropriately structured off-balance sheet receivable sales transactions, our results of operations in certain quarters could be materially, adversely affected.

Effective January 1, 2006, the portion of the gains on sales of notes receivable related to the reversal of previously recorded allowances for loan losses on the receivables sold is recorded as a component of revenue on sales of VOIs. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management’s best estimates of future prepayment rates, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest income would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold will be reduced until the outside investors were paid or the regular payment formula was resumed. In addition, from time to time, we may agree to defer receiving all or a portion of our deferred payment on certain of our retained interests in notes receivable sold in an accommodation to third party rating agencies. Also, as market conditions change, the discount rates that we use to value our retained interests in notes receivable sold may change. If these situations occur, it could cause a material decline in the fair value of the retained interests and a charge to earnings currently. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See “VOI Receivables Purchase Facilities – Off Balance Sheet Arrangements,” below.

In addition, we have historically sold VOI notes receivables to financial institutions through warehouse purchase facilities to monetize the receivables while accumulating receivables for a future term securitization transaction. We are currently structuring and intend to structure future warehouse purchase facilities so that sales of VOI receivables through these facilities will be accounted for as on-balance sheet borrowings rather than as off-balance sheet sales. Therefore, we will not recognize a gain on the sales of receivables transferred to the warehouse purchase facilities until such receivables are subsequently included in a properly structured term securitization transaction. If the timing of our term securitizations or securitization-type transactions changes from prior history, it will impact quarterly patterns as compared to comparable prior periods.

During 2007, the deteriorating credit market, primarily driven by the sub-prime loan crisis, impacted our operations. Although we were able to secure financing and securitize our VOI notes receivable, such transactions were more difficult to effect and were priced at a higher cost than recent years.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements (see also Note 1 of the Notes to Consolidated Financial Statements):

•

Revenue Recognition and Inventory Cost Allocation. In accordance with the requirements of SFAS No. 66, Accounting for Sales of Real Estate, as amended by SFAS No. 152 regarding VOI sales, we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should we become unable to reasonably estimate the collectibility of our receivables, we may have to defer the recognition of sales and our results of operations could be negatively impacted. Upon the adoption of SFAS No. 152 on January 1, 2006, the calculation of the adequacy of the buyer’s commitment changed so that cash received towards the purchase of our VOIs is reduced by the value of certain incentives provided to the buyer at the time of sale. If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that we provide to buyers of our VOIs may result in additional VOI sales being deferred, and thus our results of operations could be materially, adversely impacted.

In cases where all development has not been completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing Bluegreen Resorts’ or Bluegreen Communities’ projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, and thus our results of operations could be materially, adversely impacted.

In accordance with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, the capitalized costs of our real estate projects are assigned to individual homesites in the Communities’ projects based on the relative estimated sales value of each homesite. Prior to 2006 this method of allocation was also used to determine the inventory value and related costs of sales for our VOIs. Effective January 1, 2006, as a result of the adoption of SFAS No. 152, VOI inventory and cost of sales is accounted for using the relative sales value method. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Should our estimates of the sales values of our VOI and homesite inventories differ materially from their ultimate selling prices, our gross profit could be adversely impacted.

•

Allowance for Loan Losses. Prior to January 1, 2006, we estimated credit losses on our notes receivable portfolios generated in connection with the sale of VOIs and homesites in accordance with SFAS No. 5, Accounting for Contingencies, as our notes receivable portfolios consisted of large groups of smaller-balance, homogeneous loans. Consistent with Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues, we first segmented our notes receivable by identifying risk characteristics that are common to groups of loans and then estimated credit losses based on the risks associated with these segments. Under this method, the amount of loss was reduced by the estimated value of the defaulted inventory to be recovered. Although this policy continues for notes receivable generated in connection with the sale of homesites, effective January 1, 2006, we changed our accounting for loan losses for VOI notes receivable in accordance with SFAS No. 152. Under SFAS No. 152, we estimate uncollectibles based on historical uncollectibles for similar VOI notes receivable over the applicable historical period. We use a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes. We also consider whether the historical economic conditions are comparable to current economic conditions. Additionally, under SFAS No. 152 no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. We review our reserve for loan losses on at least a quarterly basis.

The table below sets forth the activity in our allowance for uncollectible notes receivable for the year ended December 31, 2007 (in thousands):

Balance, December 31, 2006	$13,499
Provision for loan losses (1)	65,419

Less: Allowance on sold receivables	(42,750)

Less: Write-offs of uncollectible receivables	(18,710)

Balance, December 31, 2007	$17,458

(1) Includes provision for loan losses on homesite notes receivable

The average annual default rates and delinquency rates (31 or more days past due) on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us were as follows:

Average Annual Default Rates	Year Ended December 31,

Division	2005		2006	2007

Bluegreen Resorts	8.5%		7.5%	7.4%
Bluegreen Communities	2.9	%(1)	3.6%	4.6%

Delinquency Rates	As of December 31,

Division	2005	2006	2007

Bluegreen Resorts	5.9%	4.0%	4.5%
Bluegreen Communities	12.0%	7.8%	13.2%

(1)	Excludes December 2005 default of a $1.3 million note receivable not made in the ordinary course of business.

Substantially all defaulted VOI notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable. In cases where we have retained or required ownership of the VOI notes receivable, the VOI is acquired and resold in the normal course of business.

•

Transfers of Financial Assets. When we transfer financial assets to third parties, such as when we sell VOI notes receivable pursuant to our vacation ownership receivables purchase facilities, we evaluate whether or not such transfer should be accounted for as a sale pursuant to SFAS No. 140 and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e., put presumptively beyond our reach or the reach of our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates us to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets (other than through a cleanup call). We believe that we have obtained appropriate legal opinions and other guidance deemed necessary to properly account for our transfers of financial assets as sales in accordance with SFAS No. 140.

In connection with the sales of notes receivable referred to above, we retain subordinated tranches and rights to excess interest spread, which are retained interests in the notes receivable sold. Gain or loss on the sale of the notes receivable depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. We initially and periodically estimate the fair value of our retained interest in notes receivable sold based on the present value of future expected cash flows using management’s best estimates of the key assumptions — prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should our estimates of these key assumptions change or should the portfolios sold fail to satisfy specified performance criteria and therefore trigger provisions whereby outside investors in the portfolios are paid on an accelerated basis, there could be a reduction in the fair value of the retained interests and our results of operations and financial condition could be materially and adversely impacted. During the year ended December 31, 2007, we recognized an other-than-temporary decrease of approximately $2.4 million in the fair market value of our retained interest in notes receivable sold. The overall decrease in the fair value of our retained interest in notes receivable sold in 2007 reflects an increase in the discount rates applied to estimated future cash flows on our retained interests as a result of the overall increase in return required by investors in our securitization transactions due to the deteriorating credit market in the second half of 2007.

•

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

•

Goodwill. Goodwill is not amortized but is subject to an annual impairment test in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. Goodwill is tested for impairment on an annual basis by estimating the fair value of the reporting unit to which the goodwill or intangible assets have been assigned. As of December 31, 2006 and 2007, only our Bluegreen Resorts reporting unit had any recorded goodwill. Should our estimates of the fair value of our reporting units change, our results of operations and financial condition could be adversely impacted.

•

Recent Accounting Pronouncements Not Yet Adopted. In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. SFAS No. 157 is effective for us beginning with our 2008 fiscal year, at which time it will be applied prospectively. In February 2008, the FASB agreed to partially defer the effective date, for one year, of SFAS No. 157, for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the impact that FAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for us beginning with our 2008 fiscal year. We do not expect to elect the fair value measurement option for any financial assets or liabilities at the present time.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies to us prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact that SFAS No. 141(R) will have on our financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for us beginning with our 2009 fiscal year. We are currently evaluating the impact that SFAS No. 160 will have on our financial statements.

Results of Operations

We review financial information, allocate resources and manage our business as two segments - Bluegreen Resorts and Bluegreen Communities. The information reviewed is based on internal reports and excludes an allocation of general and administrative expenses attributable to corporate overhead. The information provided is based on a management approach and is used by us for the purpose of tracking trends and changes in results. It does not reflect the actual economic costs, contributions or results of operations of the segments as stand alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the segments might differ but the relative trends, in our view, would likely not be materially impacted. The table below sets forth our financial results by segment.

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	Percentage of Sales	Amount	Percentage of Sales	Amount	Percentage of Sales

	(dollars in thousands)

Year Ended December 31, 2005: (1)

Sales of real estate	$358,240	100%	$192,095	100%	$550,335	100%
Cost of real estate sales	(77,455)	(22)	(100,345)	(52)	(177,800)	(32)

Gross profit	280,785	78	91,750	48	372,535	68
Other resort and communities operations revenues	64,276	18	9,521	5	73,797	13
Cost of other resort and communities operations	(68,633)	(19)	(8,684)	(5)	(77,317)	(14)
Selling and marketing expenses	(195,407)	(54)	(33,588)	(17)	(228,995)	(42)
Field general and administrative expenses (2)	(21,443)	(6)	(11,772)	(6)	(33,215)	(6)

Field operating profit	$59,578	17%	$47,227	25%	$106,805	19%

Year Ended December 31, 2006: (1)

Gross sales of real estate	$419,754		$164,041		$583,795
Estimated uncollectible VOI notes receivable	(59,497)		—		(59,497)
Gain on sales of notes receivable (Resort sales portion)	38,848		—		38,848

Sales of real estate	399,105	100%	164,041	100%	563,146	100%
Cost of real estate sales	(88,086)	(22)	(90,968)	(55)	(179,054)	(32)

Gross profit	311,019	78	73,073	45	384,092	68
Other resort and communities operations revenues	51,688	13	11,922	7	63,610	11
Cost of other resort and communities operations	(42,417)	(10)	(10,776)	(6)	(53,193)	(9)
Selling and marketing expenses	(239,788)	(60)	(27,636)	(17)	(267,424)	(47)
Field general and administrative expenses (2)	(26,565)	(7)	(10,759)	(7)	(37,324)	(7)

Field operating profit	$53,937	14%	$35,824	22%	$89,761	16%

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	Percentage of Sales	Amount	Percentage of Sales	Amount	Percentage of Sales

	(dollars in thousands)

Year Ended December 31, 2007: (1)

Gross sales of real estate	$476,033		$129,217		$605,250
Estimated uncollectible VOI notes receivable	(65,242)		—		(65,242)
Gain on sales of notes receivable (Resort sales portion)	42,750		—		42,750

Sales of real estate	453,541	100%	129,217	100%	582,758	100%
Cost of real estate sales	(111,480)	(25)	(67,251)	(52)	(178,731)	(31)

Gross profit	342,061	75	61,966	48	404,027	69
Other resort and communities operations revenues	53,624	12	13,787	11	67,411	12
Cost of other resort and communities operations	(36,588)	(8)	(13,394)	(11)	(49,982)	(8)
Selling and marketing expenses	(260,932)	(58)	(27,934)	(22)	(288,866)	(50)
Field general and administrative expenses (2)	(28,256)	(6)	(10,792)	(8)	(39,048)	(7)

Field operating profit	$69,909	15%	$23,633	18%	$93,542	16%

(1)

We adopted SFAS No. 152 on January 1, 2006, which, among other things, required us to net estimated uncollectible VOI notes receivable from sales of real estate and include a significant portion of our gains on sales of notes receivable in sales of real estate. We were not permitted to retrospectively apply SFAS No. 152 to periods prior to January 1, 2006.

(2)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $38.0 million, $52.2 million and $49.6 million for the years ended December 31, 2005, 2006, and 2007, respectively. See “Corporate General and Administrative Expenses,” below, for further discussion.

Sales and Field Operations. Consolidated sales of real estate were $550.3 million, $563.1 million and $582.8 million for 2005, 2006, and 2007, respectively. Consolidated sales of real estate increased 2% from 2005 to 2006 and 3% from 2006 to 2007.

Bluegreen Resorts. During 2005, 2006, and 2007, sales of VOIs contributed $358.2 million (65%), $399.1 million (71%), and $453.5 million (78%) of our total consolidated sales of real estate, respectively.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with SFAS No. 152.

	Year ended

	December 31, 2005	December 31, 2006	December 31, 2007

Number of VOI sale transactions	37,605	41,097	42,768
Average sales price per transaction	$9,834	$10,507	$11,124

Year ended December 31, 2007 compared to the year ended December 31, 2006

Bluegreen Resorts’ net sales of real estate increased $54.4 million, or 14%, during 2007 as compared to 2006 as a result of higher sales of VOIs and higher gains on sales of VOI notes receivable, partially offset by an increase in estimated uncollectible VOI notes receivable.

Gross VOI sales increased $56.3 million, or 13%, driven primarily by our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 32% and accounted for 41% of Resorts’ sales during 2007 as compared to 34% during 2006. Also contributing to higher 2007 sales was same-resort sales increases at many of our sales offices. Same-resort sales increased by almost 8% during 2007 as compared to 2006 and were highlighted by increases in sales originating at the Smoky Mountain Preview Center in Sevierville, Tennessee, The Falls Village™ resort in Branson, Missouri, MountainLoft™ in Gatlinburg, Tennessee, and an offsite sales office in Las Vegas, Nevada. Higher sales were also attributable, to a lesser extent, to the opening of new sales offices at SeaGlass Tower™, located in Myrtle Beach, S.C., and at a new resort under development in Williamsburg, Virginia, as well as an 8% system-wide price increase that went into effect during March 2007. These factors, combined with a 5% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 310,200 prospects during 2006 to approximately 325,800 prospects during 2007, and a relatively consistent, overall sale-to-tour conversion ratio of 13% during these periods, contributed to the overall sales increase during 2007 as compared to 2006. Our sale-to-tour conversion ratio for new prospects (i.e., excluding sales to our existing owners) was 10% during both 2006 and 2007. The increase in the average sales price per transaction, primarily due to the system-wide price increase, also contributed to higher VOI sales. As required under SFAS No. 152, approximately $38.8 million and $42.8 million of gain on sales of VOI notes receivable in 2006 and 2007, respectively, are reflected as an increase to VOI sales. The majority of these gains represent the reversal of amounts previously recognized as estimated uncollectible VOI notes receivable. The increase in gain on sale of VOI notes receivable in 2007 as compared to 2006 represents the sale of $266.9 million of loans in 2007 compared to $243.6 million in 2006.

The increase in VOI revenue and gains on sales of VOI notes receivable were partially offset by an increase of $5.7 million, or 10%, in the estimated uncollectible VOI notes receivable primarily due to higher VOI sales in 2007 as compared to 2006.

Bluegreen Resorts’ gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. As compared to the 78% gross margin earned in 2006, our gross margin of 75% for 2007 was negatively impacted by a higher proportion of sales of VOIs in 2007 of relatively higher cost resorts as compared to 2006. Overall gross margins on VOIs sold in 2007 decreased compared to previous periods reflecting the higher costs of acquiring and developing properties. Acquisition and development costs may continue to increase in future periods and, as a result, we may not be able to earn current or historical gross margins. In addition, upgrade sales to existing owners typically yield a lower gross margin as we offer more favorable pricing for larger cumulative purchases.

Other resort operations revenues increased $1.9 million, or 4%, during 2007 as compared to 2006. The increase in 2007 represented higher fees earned by our resort management company for resort management and other related services. Overall resort management and related fees increased in the aggregate due to an increase in the number of resorts and owners for which we provide management and related services. Fees earned in 2007 by our wholly-owned title company were consistent with those earned in 2006.

Cost of other resort operations decreased $5.8 million, or 14%, during 2007 as compared to 2006. The decrease reflects an increase in rental proceeds earned in connection with the rental of unsold VOIs as well as an increase in Sampler stays, both of which are recorded as a reduction to cost of other resort operations. These reductions were partially offset by higher maintenance fees and subsidies paid on VOIs in inventory relative to the property owners’ associations that maintain our resorts. These subsidies increased in the aggregate based on an increase in our unsold VOI inventory.

Selling and marketing expenses for Bluegreen Resorts increased $21.1 million, or 9%, during 2007 as compared to 2006. As a percentage of sales, selling and marketing expenses decreased from 60% during 2006 to 58% during 2007. The increase in selling and marketing expenses during 2007 as compared to 2006 reflects the overall increase in sales prospects, higher marketing expenses at our newly opened off-site sales offices and a general increase in overall marketing expenses. As a percentage of sales, our selling and marketing costs decreased primarily as a result of the recognition of higher gains on sale (recorded as a component of revenue) in 2007 as compared to 2006, increased sales to existing owners, which generally carry lower marketing costs, as well as changes to our sales commission policy. We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

Field general and administrative expenses for Bluegreen Resorts increased $1.7 million, or 6%, during 2007 as compared to 2006. As a percentage of sales, field general and administrative expenses decreased from 7% during 2006 to 6% in 2007.

As of December 31, 2007, approximately $24.6 million and $14.3 million of sales and field operating Profit, respectively, were deferred under SFAS No. 152 because such sales did not yet meet the minimum required initial investment. This compares to $27.3 million and $15.3 million of sales and field operating profits, respectively, deferred as of December 31, 2006.

Year ended December 31, 2006 compared to the year ended December 31, 2005

As previously discussed, the adoption of SFAS No. 152 on January 1, 2006 resulted in a material change to our accounting practices related to our timeshare operations. Accordingly, the operating results of Bluegreen Resorts for periods prior to 2006 are not comparable to those subsequent to the adoption of SFAS No. 152. For this reason, we will use the 2006 pro forma presentations below to discuss Bluegreen Resorts results of operations for the 2006 period as compared to 2005, as we believe that the 2006 pro forma results provide a better basis for comparison to 2005 than our United States generally accepted accounting principles results of operations under SFAS No. 152.

	Year Ended December 31, 2006				Year Ended December 31, 2005

			Pro Forma Excluding Impact of SFAS No. 152

	Amount	Percentage of Sales	Amount	Percentage of Sales	Amount	Percentage of Sales

Sales of real estate	$399,105	100%	$413,929	100%	$358,240	100%
Cost of real estate sales	(88,086)	(22)	(88,835)	(21)	(77,455)	(22)

Gross profit	311,019	78	325,094	79	280,785	78
Other resort operations revenue	51,688	13	60,762	15	64,276	18
Cost of other resort operations	(42,417)	(10)	(56,696)	(14)	(68,633)	(19)
Selling and marketing expenses	(239,788)	(60)	(237,331)	(58)	(195,407)	(54)
Field general and administrative expenses	(26,565)	(7)	(26,565)	(6)	(21,443)	(6)

Field operating profit	$53,937	14%	$65,264	16%	$59,578	17%

Bluegreen Resorts’ sales increased $40.9 million or 11% during 2006 as compared to 2005. Excluding the impact of SFAS No. 152, sales would have increased $55.7 million or 16% during 2006 as compared to 2005. The pro forma increase was due primarily to same-resort sales increases at many of our sales offices. Same-resort sales increased by approximately 12% during 2006 as compared to 2005 and were highlighted by increases in sales at The Fountains sales office in Orlando, Florida, our Bluegreen Wilderness Club at Big Cedar sales office in Ridgedale, Missouri, our Falls Village sales office in Branson, Missouri, and our MountainLoft sales office in Gatlinburg, Tennessee. The overall increase in sales was due in part to our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 46% and accounted for 34% of Bluegreen Resort sales during 2006 as compared to 28% during 2005. This, combined with an 8% overall increase in the number of sales prospects seen by Bluegreen Resorts from approximately 287,000 prospects during 2005 to approximately 310,000 prospects during 2006, and a relatively consistent, overall sale-to-tour conversion ratio of 13% during these periods, significantly contributed to the overall sales increase during 2006 as compared to 2005. Our sale-to-tour conversion ratio for new prospects (i.e., excluding sales to our existing owners) was 11% and 10% during 2005 and 2006, respectively. The increase in the number of prospects seen by Bluegreen Resorts and, consequently the increase in sales was partially due to our eight new sales sites opened in late 2005 and in 2006. Our new sales offices include an offsite sales office in Atlanta, Georgia (opened in November 2005), an offsite sales office in Chicago, Illinois (opened in February 2006), an offsite sales office in Las Vegas, Nevada (opened in July 2006), and sales offices located at two of our new resorts: Daytona SeaBreeze in Daytona Beach Shores, Florida (opened in December 2005), and Carolina Grande in Myrtle Beach, South Carolina (opened in March 2006). We also opened sales offices in Williamsburg, Virginia (opened in August 2006) and Wisconsin Dells, Wisconsin (opened in July 2006) on the grounds where we recently purchased properties for future resort locations. The increase in the average sales price per transaction, primarily due to a system-wide price increase of approximately 9% effective January 1, 2006 also contributed to the increase in sales.

Bluegreen Resorts’ gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Excluding the adoption of SFAS No. 152, our gross margin would have increased from 78% during 2005 to 79% during 2006, primarily as a result of the previously discussed price increase.

Other resort operations revenues decreased $12.6 million or 20% during 2006 as compared to 2005. Excluding the impact of SFAS No. 152, other resort operations revenue would have decreased $3.5 million or 5% during 2006 as compared to 2005. The adoption of SFAS No. 152 had the impact of decreasing other resort operations revenue due to the reclassification of rental proceeds from other resort operations revenue to net against cost of other resort operations, partially offset by the classification of revenue for sales incentives for VOI sales to other resort operations revenue. The 2006 results also represent lower sales of mini-vacation packages on behalf of third parties. During 2006, we transitioned our mini-vacation package business from primarily selling the packages to third-parties to using the sales tours generated by mini-vacations primarily for use at our own sales offices. This transition was substantially completed in the second half of 2006. As a result, this has had the effect of increasing the profitability of our other resort operations (reducing costs in excess of revenues) but increasing our selling and marketing costs. These decreases were partially offset by increases in fees earned by our wholly-owned title company as well as higher resort management fees earned by our resort management company. Resort management fees increased in the aggregate due to an increase in the number of resorts for which we provide management services.

Cost of other resort operations decreased $26.2 million, or 38%, during 2006 as compared to 2005. Excluding the impact of SFAS No. 152, cost of other resort operations would have decreased $11.9 million or 17% during 2006 as compared to 2005. The adoption of SFAS No. 152 had the impact of decreasing cost of other resort operations due primarily to the reclassification of rental proceeds from other resort operations revenue and the reclassification of the net proceeds of the Sampler Program from selling and marketing expenses to a reduction to cost of other resort operations. The decrease also reflects a significant reduction in the amount of cost related to mini-vacations sold on behalf of third parties, as previously discussed, partially offset by higher subsidies incurred on our VOI inventory relative to the property owners’ associations that maintain our resorts. These subsidies increased in the aggregate based on an increase in our unsold VOI inventory.

Selling and marketing expenses for Bluegreen Resorts increased $44.4 million or 23% during 2006 as compared to 2005. As a percentage of sales, selling and marketing expenses increased from 55% during 2005 to 60% during 2006. The adoption of SFAS No. 152 had the impact of increasing selling and marketing expenses as a percentage of sales as a result of the immediate recognition of marketing expenses associated with certain VOI sales that have not yet been recognized, and due to the reclassification of the net profits of the Sampler Program from selling and marketing expenses to a reduction of cost of other resort operations. The increase in selling and marketing expense during 2006, as compared to 2005, also reflects a general increase in overall marketing expenses due primarily to start-up costs related to new marketing alliances, higher marketing expenses as a percentage of sales at our newly opened off-site sales offices and the previously discussed transition of our mini-vacations packages from being sold externally to being used internally. These increases were partially offset by the favorable impact on selling and marketing cost of the increase in sales to existing owners during 2006 as compared to 2005. Excluding the impact of SFAS No. 152, selling and marketing expense would have increased $41.9 million or 21% during 2006 as compared to 2005. As a percentage of sales, on a pro forma basis, selling and marketing expenses increased from 55% during 2005 to 57% during 2006.

Field general and administrative expenses for Bluegreen Resorts increased $5.1 million or 24% during 2006 as compared to 2005. The increase in field general and administrative expenses was primarily a result of the cost of opening and operating our new sales offices. Additionally, the increase in 2006 also reflects costs to close an off-site sales office located in King of Prussia, Pennsylvania.

Bluegreen Communities. During 2005, 2006, and 2007, Bluegreen Communities generated $192.1 million (35%), $164.0 million (29%), and $129.2 million (22%), of our total consolidated sales of real estate, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, sales in certain properties that had not completed the platting process, and excluding sales of bulk parcels.

	Year ended

	December 31, 2005	December 31, 2006	December 31, 2007

Number of homesites sold	2,287	1,750	1,301
Average sales price per homesite	$80,188	$81,478	$83,548

          Bluegreen Communities’ sales decreased $34.8 million, or 21%, during 2007 as compared to 2006 largely reflecting several of the Company’s more mature developments either approaching sell out or sold out during or prior to 2007, partially offset by the recognition of sales generated at Sanctuary River Club which commenced sales in 2007 and the recognition of $8.4 million of sales made in 2006 at properties which had not completed the platting process until 2007. In addition to the impact of reduced inventory levels, we believe that Bluegreen Communities’ sales in certain regions have been and continue to be negatively impacted by a generally slower residential real estate market. We anticipate that future land purchases will only be consummated on a selective basis with a view towards aligning our Bluegreen Communities inventory with current and anticipated lower market demand. Before giving effect to the percentage-of-completion method of accounting, during 2007 we entered into contracts to sell homesites totaling $118.9 million, as compared to $158.1 million during 2006. Sales in 2007 consisted of real estate sold at the following properties:

	Properties Sold in Projects Not Substantially Sold Out at December 31, 2007 (in 000’s)

Project	2006	2007	Difference

Chapel Ridge	$23,894	$15,275	$(8,619)
Sanctuary Cove at St. Andrews Sound	7,400	2,416	(4,984)
Mystic Shores	36,819	33,083	(3,736)
Havenwood at Hunter’s Crossing	13,166	17,352	4,186
Lake Ridge at Joe Pool Lake	12,919	7,795	(5,124)
Vintage Oaks at the Vineyard	6,764	15,533	8,769
The Bridges at Preston Crossings	4,487	5,189	702
Sugar Tree on the Brazos	1,351	2,054	703
Saddle Creek Forest	6,454	4,927	(1,527)
King Oaks	724	5,501	4,777

Total	$113,978	$109,125	$(4,853)

	Properties Sold in Projects Substantially Sold Out at December 31, 2007 (in 000’s)

Project	2006	2007	Difference

Fairway Crossings	709	98	(611)
Mountain Springs Ranch	16,488	—	(16,488)
Big Country	7,000	—	(7,000)
Traditions of Braselton	2,797	—	(2,797)
Catawba Falls Preserve	6,418	35	(6,383)
Brickshire	2,074	2,645	571
Yellow Stone Creek Ranch	1,265	—	(1,265)
The Settlement at Patriot Ranch	6,468	3,612	(2,856)
Miscellaneous	909	311	(598)

Total	$44,128	$6,701	$(37,427)

Bluegreen Communities’ sales were increased by $12.1 million during 2006 and $5.4 million during 2007 as a result of the application of the percentage-of-completion method of accounting.

Bluegreen Communities’ sales decreased $28.1 million or 15% during 2006 as compared to 2005 as a result of several of the Company’s more mature developments either approaching sell out or selling out during 2006, as well as the impact of certain revenue recognition policies described below, partially offset by sales generated at new Bluegreen Communities that commenced sales in 2006. Before giving effect to the percentage-of-completion method of accounting, during 2006 we entered into contracts to sell homesites totaling $158.1 million, as compared to $200.4 million during 2005. These sales consisted of real estate sold at the following projects:

	Properties Sold in Projects Not Substantially Sold Out at December 31, 2006 (in 000’s)

Project	2005	2006	Difference

Chapel Ridge	$27,492	$23,894	$(3,598)
Sanctuary Cove at St. Andrews Sound	55,798	7,400	(48,398)
Mystic Shores	26,639	36,819	10,180
Havenwood at Hunter’s Crossing	—	13,166	13,166
Lake Ridge at Joe Pool Lake	12,688	12,919	231
Vintage Oaks at the Vineyard	—	6,764	6,764
The Bridges at Preston Crossings	—	4,487	4,487
Sugar Tree on the Brazos	6,229	1,351	(4,878)
Saddle Creek Forest	10,207	6,454	(3,753)
The Settlement at Patriot Ranch	2,749	6,468	3,719
King Oaks	—	724	724

Total	$141,802	$120,446	$(21,356)

	Properties Sold in Projects Substantially Sold Out at December 31, 2006 (in 000’s)

Project	2005	2006	Difference

Silver Lakes Ranch	4,216	185	(4,031)
Mountain Springs Ranch	13,585	16,488	2,903
Big Country	—	7,000	7,000
Traditions of Braselton	22,490	2,797	(19,693)
Catawba Falls Preserve	4,271	6,418	2,147
Brickshire	3,873	2,075	(1,798)
Yellow Stone Creek Ranch	1,061	1,265	204
Mountain Lakes Ranch	5,534	—	(5,534)
Miscellaneous	3,582	1,476	(2,106)

Total	$58,612	$37,704	$(20,908)

Bluegreen Communities’ sales were reduced by $3.4 million during 2005 and were increased by $12.1 million during 2006 as a result of the application of the percentage-of-completion method of accounting. Additionally, because the platting process for certain properties sold near the end of 2006 was not completed before the end of 2006 we were unable to recognize approximately $8.4 million of sales in 2006, which were subsequently recognized in 2007.

Bluegreen Communities’ gross margin increased from 45% in 2006 to 48% in 2007. Bluegreen Communities’ gross margin decreased from 48% in 2005 to 45% in 2006. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 45% and 55% of sales. In addition, during 2006, our gross margin was negatively impacted by the bulk sale of property near San Diego, California, which had a relatively low margin, as well as the recognition of a charge of approximately $3.0 million to repair a lake amenity at a nearly sold-out community.

Other communities operations include the operation of our daily fee golf courses, as well as realty resale operations at several of our residential land communities. Other communities’ operations revenues increased $1.9 million, or 16%, from $11.9 million to $13.8 million and the related costs increased $2.6 million, or 24%, from $10.8 million to $13.4 million during 2006 and 2007, respectively. These increases were primarily due to the $3.1 million sale of the real estate and operations of our Traditions of Braselton golf course (at a profit of approximately $740,000), partially offset by lower golf course revenues and lower fees earned from our realty resale operations. During 2006, other communities’ operations revenues increased $2.4 million, or 25%, to $11.9 million from $9.5 million in 2005 and the related costs increased $2.1 million or 24% to $10.8 million from $8.7 million in 2005, respectively. These increases were primarily due to the opening of daily-fee golf courses located at our Chapel Ridge and Sanctuary Cove at St. Andrew’s Sound communities.

Certain of our golf course operations periodically incur losses during periods of low level of play, especially during the winter months, and as a result of fixed operating expenses and high maintenance costs. Also, certain of our golf courses are still in their early years of operations during the periods presented. We believe that the operating results of these new courses should improve as individuals who have purchased homesites in the communities in which these courses are located build their homes and begin living in the community, as this should increase the amount of play on our golf courses. However, there is no assurance that such improvement in operating results will be achieved.

Total selling and marketing expenses for Bluegreen Communities remained relatively constant in 2006 and 2007. However, as a percentage of sales, selling and marketing expenses increased from 17% during 2006 to 22% during 2007. The increase in selling and marketing costs as a percentage of sales in 2007 reflects higher 2007 advertising expenses, primarily as a result of the shift to internet-based marketing, costs incurred prior to the periods when prospects generated are expected to tour our communities, as well as a larger number of bulk sale transactions in 2006, which generally carry a lower commission expense than sales made on a retail basis. Higher advertising expenses were partially off-set by lower commission commensurate with the sales decrease.

Selling and marketing expenses for Bluegreen Communities decreased from $33.6 million in 2005 to $27.6 million in 2006. As a percentage of sales, selling and marketing expenses remained constant at 17% during 2005 and 2006. The decrease in total selling and marketing costs in 2006 reflected lower commissions commensurate with the sales decrease and as a result of 2006 bulk sales which typically carry a lower commission percentage. This decrease was partially offset by higher advertising expenses, which were the result of start up advertising associated with our new developments.

Bluegreen Communities’ general and administrative expenses remained constant at $10.8 million during 2006 and 2007. As a percentage of sales, general and administrative expenses increased from 7% in 2006 to 8% in 2007, reflecting the overall decrease in sales.

Bluegreen Communities’ general and administrative expenses decreased from $11.8 million during 2005 to $10.8 million during 2006. This decrease in general and administrative expenses in 2006 was due to the closure of five sales offices in the second half of 2005. The offices at Silver Lakes Ranch, Mountain Lakes Ranch, Quail Springs Ranch, Brickshire, and the Traditions of Braselton were closed as a result of the substantial sell out at these locations. As a percentage of sales, general and administrative expenses increased from 6% in 2005 to 7% in 2006, reflecting the overall decrease in sales.

As of December 31, 2006, Bluegreen Communities had $18.6 million of sales and $7.7 million of Field Operating Profit deferred under percentage-of-completion accounting. As of December 31, 2007, Bluegreen Communities had $13.2 million of sales and $5.5 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, resorts’ acquisition and development, mortgage servicing, treasury and legal. Such expenses were $38.0 million, $52.2 million and $49.6 million for 2005, 2006, and 2007, respectively.

The $2.6 million, or 5%, decrease in corporate general and administrative expenses during 2007 as compared to 2006 was primarily due to:

•	the 2006 recognition of a charge totaling $2.6 million related to a separation agreement with our former Chief Executive Officer (described below);

•	a 2006 recognition of a $1.1 million write-off related to the abandonment of a software development project;

•	the recognition of expenses during 2006 totaling approximately $2.1 million associated with the adoption of our shareholders’ rights plan and related litigation; and

•

Higher fees earned by our mortgage servicing. As previously discussed, we earn fees for servicing the notes receivable that we have sold in term securitization transactions and through our vacation ownership receivables purchase facilities.

These factors were partially offset by higher 2007 costs associated with information technology spending, primarily as a result of the implementation of new computer systems to support our resort sales organization.

The $14.2 million, or 37%, increase in corporate general and administrative expenses during 2006 as compared to 2005 was primarily due to:

•

the recognition of stock compensation expense of $2.9 million as a result of adopting the provisions of SFAS No. 123R (revised 2004), Share-Based Payment, (“SFAS No. 123R”), including $600,000 related to the modification of existing stock options of our former Chief Executive Officer who retired at the end of 2006 and charges totaling $2.6 million related to the total compensation payable under a separation agreement with our former Chief Executive Officer;

•	the recognition of expenses totaling approximately $2.1 million associated with the adoption of our shareholders’ rights plan and related litigation;

•	the 2006 recognition of a $1.1 million write-off related to the abandonment of a software development project; and,

•	an overall increase in corporate headcount to support our growth at Bluegreen Resorts.

These increases were partially off-set by higher profits from our mortgage servicing operations in 2006 as compared to 2005.

For a discussion of field selling, general and administrative expenses, see “Sales and Field Operations,” above.

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income was $34.8 million, $40.8 million, and $44.7 million for 2005, 2006, and 2007, respectively. The increase in interest income during 2007 as compared to 2006 was due primarily to higher interest accretion on our retained interest in notes receivable sold (as a result of higher average retained interests in 2007 due to the sale of additional VOI notes receivable) and higher average vacation ownership notes receivable balances during 2007 as compared to 2006. This increase was partially off-set by the recognition of other-than-temporary decreases totaling approximately $2.4 million in 2007 in the fair value of certain of our retained interests in VOI notes receivable. The overall decrease in the value of our retained interest in VOI notes receivable in 2007 an increase in the discount rates applied to estimated future cash flows on our retained interests as a result of the overall increase in return required by investors in our securitization transactions due to the deteriorating credit market in the second half of 2007. There can be no assurance that additional charges will not be required due to other-than-temporary decreases in the fair value of our retained interest in VOI notes receivables.

The increase in interest income during 2006 as compared to 2005 was due primarily to higher interest accretion on our retained interests in notes receivable sold (as a result of higher average retained interests in 2006 due to the sale of additional notes receivable) and higher average VOI notes receivable balances during 2006 as compared to 2005.

Gain on Sales of Notes Receivable. We recognized total gains on the sale of notes receivable totaling $25.2 million, $44.7 million, and $39.4 million during 2005, 2006, and 2007, respectively. As required under SFAS No. 152, approximately $38.8 million and $42.8 million of the gain in 2006 and 2007, respectively, was reflected as an increase to VOI sales. During 2005, 2006, and 2007, we sold $228.6 million, $243.6 million, and $266.9 million of notes receivable. The decrease in gain recognized in 2007 as compared to 2006 was a result of a lower advance rate and higher interest costs in the 2007 term securitization compared to the 2006 transactions. The gain on sale of notes receivable in 2005 was calculated on a different basis, prior to the adoption of SFAS No. 152, and is therefore not comparable to the other periods presented.

The amount of notes receivable sold during a period depends on several factors, including the state of the market generally, the amount of availability, if any, under receivables purchase facilities, the amount of eligible receivables available for sale, our cash requirements, the covenants and other provisions of the relevant VOI receivables purchase facility (as described further below) and management’s discretion. The generally accepted accounting principles governing our sale of receivable transactions are evolving and achieving off-balance sheet accounting treatment is becoming more difficult. Due to the complexity of the accounting rules surrounding such transactions, we have decided to limit the use of off-balance sheet structures. In 2006, we structured a VOI receivables purchase facility that is used to accumulate receivables pending a term securitization transaction in a manner so as to account for sales of receivables under such facilities as on-balance sheet borrowings pursuant to SFAS No. 140. No gains are recognized on the sales of receivables to this facility until the receivables are included in an appropriately structured term securitization transaction. We expect to continue this accounting treatment for similarly structured facilities for the foreseeable future. As a result, we expect that the volatility of our quarterly earnings will increase prospectively, but we do not anticipate that this will materially impact annual earnings, as long as the facilities and term securitizations continue to be available to us. However, as evidenced by the recent disruptions in the credit markets associated with the deterioration in the subprime lending markets and other liquidity issues, there is no assurance that we will continue to have access to the facilities or securitizations on favorable terms or at all.

Interest Expense. Interest expense was $14.5 million, $18.8 million, and $24.3 million for 2005, 2006, and 2007, respectively. The increase in interest expense during 2007 was primarily a result of higher average debt outstanding partially offset by an increase in the amount of interest capitalized in connection with current development activity as compared to 2006. Average debt outstanding during 2007 increased in part as a result of the February issuance of $20.6 million of junior subordinated debentures and increased borrowings on operating lines of credit during the second half of 2007 in order to increase our cash on hand. The 30% increase in interest expense for 2006 as compared 2005 was primarily a result of higher average debt outstanding and higher interest rates in 2006 partially offset by increased capitalized interest on current development activity. Average debt outstanding in 2006 increased in part as a result of our on-balance sheet treatment of transfers to the BB&T Purchase Facility (as discussed further under “Credit Facilities for Bluegreen Resorts Receivables and Inventories”) and due to increased borrowings in connection with inventory acquisition and development activities.

Total interest expense capitalized to construction in progress was $10.0 million, $12.1 million and $15.5 million for 2005, 2006, and 2007, respectively.

Our effective cost of borrowing was 8.9%, 10.5%, and 9.4% for 2005, 2006, and 2007, respectively.

Provision for Loan Losses. We recorded provisions for loan losses totaling $27.6 million, $59.5 million and $65.2 million during 2005, 2006, and 2007, respectively. Effective January 1, 2006, SFAS No. 152 requires that the estimated losses on originated VOI mortgages exclude the benefit of an estimate for the value of future recoveries and further requires that the provision for loan losses for VOI receivables be reflected as a reduction of VOI sales (see VOI sales above). Accordingly, the provisions for loan losses recorded during 2005 are not comparable to that recorded during 2006 and 2007.

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

The following table summarizes our allowance for loan losses by division as of December 31, 2006 and 2007:

	Bluegreen Resorts	Bluegreen Communities	Other	Total

December 31, 2006:
Notes receivable	$150,649	$6,915	$186	$157,750
Allowance for loan losses	(13,140)	(173)	(186)	(13,499)

Notes receivable, net	$137,509	$6,742	$—	$144,251

Allowance as a % of gross notes receivable	9%	3%	100%	9%

December 31, 2007:
Notes receivable	$172,787	$5,336	$—	$178,123
Allowance for loan losses	(17,196)	(262)	—	(17,458)

Notes receivable, net	$155,591	$5,074	$—	$160,665

Allowance as a % of gross notes receivable	10%	5%	0%	10%

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our consolidated financial statements (See Note 1 of the Notes to Consolidated Financial Statements for further information). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $4.8 million, $7.3 million, and $7.7 million for 2005, 2006, and 2007, respectively. Pre-tax income for the subsidiary has increased over the periods presented as sales at the Bluegreen Wilderness Club at Big Cedar have increased.

Provision for Income Taxes. Our effective income tax rate was approximately 38.5%, 37.8% and 38.0% for 2005, 2006 and 2007, respectively. Our annual effective income tax rate varies as our mix of taxable earnings shifts among the various states in which we operate. Additionally, in March 2007, we received notice from the IRS that our 2004 and 2005 federal income tax returns had been selected for examination. On October 12, 2007, we received an examination report from the IRS for the 2004 and 2005 tax periods asserting, in the aggregate, approximately $35,000 of additional tax due, plus accrued interest. Also, as discussed in Note 17 to our condensed consolidated financial statements, in July 2007 the State of Michigan enacted a tax change effective January 1, 2008. Based on our current operations, we do not expect that this change will materially impact our effective tax rate. As we expand our operations into areas where we currently do not conduct a significant amount of business or if our mix of income or currently enacted tax rates change, there can be no assurance that our effective income tax rate will be comparable to our historical rates.

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

Summary. Based on the factors discussed above, our net income was $46.6 million, $29.8 million, and $31.9 million for 2005, 2006, and 2007, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for 2005, 2006, and 2007 (in thousands):

	Year Ended

	December 31, 2005	December 31, 2006	December 31, 2007

Cash flows provided (used) by operating activities	$95,525	$8,426	$(21,121)
Cash flows (used) provided by investing activities	(8,141)	4,461	19,477
Cash flows (used) provided by financing activities	(103,245)	(26,443)	75,469

Net increase (decrease) in cash and cash equivalents	$(15,861)	$(13,556)	$73,825

Cash Flows From Operating Activities. Cash flows from operating activities decreased $29.5 million from net cash inflows of $8.4 million to an outflow of $21.1 million during 2006 and 2007, respectively. The decrease in cash flows provided by operating activities during 2007 compared to 2006 was primarily driven by higher resort development spending at our Williamsburg, Las Vegas, and Odyssey Dells projects and an increase in notes receivable due to increased VOI sales. This decrease was partially offset by higher proceeds from the sale of notes receivable during 2007, as compared to 2006.

Cash flows from operating activities decreased $87.1 million or 91% from net cash inflows of $95.5 million to $8.4 million during 2005 and 2006, respectively. The decrease in cash flows provided by operating activities during 2006 compared to 2005 was primarily driven by higher inventory acquisition and development spending and an increase in notes receivable due to increased VOI sales. During 2006 we acquired land for four Bluegreen Communities (The Bridges at Preston Crossings, King Oaks, Vintage Oaks at the Vineyard) as well as four parcels of land for Bluegreen Resorts (located in Newland, North Carolina; Williamsburg, Virginia; Las Vegas, Nevada; and Wisconsin Dells, Wisconsin). Partially offsetting the decrease in cash flows from operations were higher proceeds from the sale of notes receivable during 2006, as compared to 2005.

Cash Flows From Investing Activities. Cash flows from investing activities increased $15.0 million from net cash inflows of $4.5 million to $19.5 million for 2006 and 2007, respectively. This increase was due primarily to higher amounts of cash received in 2007 from our retained interests in notes receivable sold and lower expenditures in 2007 for property and equipment as compared to 2006.

Cash flows from investing activities increased $12.6 million or 155% from net cash outflows of $8.1 million to net inflows of $4.5 million for 2005 and 2006, respectively. This increase was due primarily to higher amounts of cash received in 2006 from our retained interests in notes receivable sold. This increase was partially offset by higher expenditures in 2006 for property and equipment as compared to 2005.

Cash Flows From Financing Activities. Cash flows from financing activities increased $101.9 million from net cash outflows of $26.4 million to inflows of $75.5 million during 2006 and 2007, respectively. We borrowed $147.8 million in 2007 under our lines-of-credit compared to $56.7 million in 2006, and incurred higher net borrowings under our collateralized notes receivable facilities in 2007 as compared to 2006. These cash flows were partially offset by the receipt of $30.9 million of proceeds in connection with our issuance of the junior subordinated debentures in 2006, as compared to the receipt of only $20.6 million of such proceeds during 2007.

Cash flows from financing activities increased $76.8 million or 74% from net cash outflows of $103.2 million to $26.4 million during 2005 and 2006, respectively. In 2005, we redeemed $55.0 million of our 10.5% Senior Secured Notes. Additionally, we borrowed $56.7 million in 2006 under our lines-of-credit compared to $26.4 million in 2005, and incurred higher net repayments under our collateralized notes receivable facilities in 2005 as compared to 2006. These cash flows were partially offset by the receipt of $59.3 million of proceeds in connection with our issuance of the junior subordinated debentures in 2005, as compared to the receipt of only $30.9 million of such proceeds during 2006.

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

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) we have significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in the indentures, the credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on or repurchase preferred or common stock; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

Subject to the continued availability of financing and liquidity, we currently intend to continue to pursue a growth-oriented strategy, particularly with respect to our Bluegreen Resorts business segment. In connection with this strategy, we may from time to time acquire, among other things, additional resort properties and completed but unsold VOIs; land upon which additional resorts may be built; management contracts; loan portfolios of vacation ownership mortgages; portfolios which include properties or assets which may be integrated into our operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to our operations in the vacation ownership industry. In addition, we have focused Bluegreen Communities’ activities on larger, more capital intensive projects particularly in those regions where we believe the market for our products is strongest.

In February 2008, we announced that we intend to pursue a rights offering to our shareholders of up to $100 million of our common stock. We intend to file a registration statement relating to the rights offering in March. While Bluegreen had $125.5 million of unrestricted cash and cash equivalents at December 31, 2007, the purpose of the rights offering is to further strengthen our balance sheet in light of our $55 million of senior secured notes maturing in April 2008 and to support growth, including growth through acquisitions. We intend to pursue available opportunities and evaluate our business plan for Bluegreen Communities, with the long-term goal being to best position our company to take advantage of strategic alternatives so as to maximize shareholder value in the future.

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of December 31, 2007. These facilities do not constitute all of our outstanding indebtedness as of December 31, 2007. Our other indebtedness includes outstanding senior secured notes payable, junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation Ownership Receivables Purchase Facilities – Off-Balance Sheet Arrangements

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale; however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the year ended December 31, 2007, approximated 64% of sales. Accordingly, having facilities available for the hypothecation or sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

We have historically chosen to monetize our receivables through various facilities and through periodic term securitization transactions, as these off-balance sheet arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have typically generated gains on our income statement on a periodic basis, which would not be realized under a traditional financing arrangement. There is no assurance that these arrangements will be available in the future.

Historically, we have been a party to a number of securitization-type transactions, all of which in our opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity has a retained interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable transaction documents, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interest in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization-type facility certain breaches of our obligations as servicer or other events allow the indenture trustee to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

2007 Term Securitization. In September 2007, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., served as initial purchaser and placement agent for a private offering and sale of $177.0 million of vacation ownership receivable -backed securities (the “2007 Term Securitization”). Approximately $200.0 million in aggregate principal of vacation ownership receivables were securitized and sold in this transaction, including: (1) $115.5 million in aggregate principal of vacation ownership receivables that were previously transferred under the 2006 BB&T Purchase Facility; (2) $35.8 million of vacation ownership receivables owned by the Company immediately prior to the 2007 Term Securitization; and, (3) an additional $48.7 million in aggregate principal of the Company’s qualifying vacation ownership receivables that were sold by us in the fourth quarter of 2007. During 2007, we sold $48.7 million in Pre-funded Receivables and the $43.1 million purchase price was disbursed to us from the escrow account.

The following is a summary of significant financial information related to our off-balance sheet facilities and securitizations during the periods presented below (in thousands):

	As of December 31, 2006	As of December 31, 2007

On-Balance Sheet:

Retained interests in notes receivable sold	$130,623	$141,499

Off-Balance Sheet:

Notes receivable sold without recourse	540,536	644,735
Principal balance owed to note receivable purchasers	503,854	597,970

		Year Ended

	December 31, 2005	December 31, 2006	December 31, 2007

Income Statement:

Gain on sales of notes receivable (1)	$25,226	$44,700	$39,372
Interest accretion on retained interests in notes receivable sold	9,310	14,569	15,157
Servicing fee income	4,969	6,955	8,698

          (1)           Includes amounts classified as VOI sales, pursuant to SFAS No. 152.

Credit Facilities for Bluegreen’s Receivables and Inventories

In addition to the VOI receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. We had the following credit facilities, as of December 31, 2007 (see further discussion below):

Credit Facility	Outstanding Borrowings as of December 31, 2007	Availability as of December 31, 2007		Advance Period Expiration; Borrowing Maturity	Borrowing Limit		Borrowing Rate	Interest Rate as of December, 31, 2007

The GMAC Receivables Facility	$ 11.4 million	$63.6	million	February 15, 2008; February 15, 2015	$75.0	million	30-day LIBOR + 4.00%	8.60%

The GMAC AD&C Facility	$ 81.7 million	$68.3	million	February 15, 2008(1); August 15, 2013	$150.0	million	30-day LIBOR + 4.50%	9.10%

2006 BB&T Purchase Facility	$ 17.0 million	$120.5	million	May 25, 2008; March 5, 2019	$137.5	million	30-day LIBOR + 1.25%	5.85%

The GMAC Communities Facility	$ 66.4 million	$8.6	million	Expired (2); September 30, 2009	$75.0	million	Prime + 1.00%	8.25%

The GE Bluegreen/Big Cedar Facility	$ 24.1 million	$20.9	million	April 16, 2009; April 16, 2016	$45.0	million	30-day LIBOR + 1.75%	6.35%

(1)

Reflects last date that additional projects can be added to the facility. Borrowings on the specific projects added to the facility prior to this date can be made after this date subject to the terms and conditions of each individual project commitment. See further discussion, below.

(2)

Borrowings on the specific projects added to the facility prior to expiration can made after expiration subject to the terms and conditions of each individual project commitments. See further discussion below.

Credit Facilities for Bluegreen Resorts’ Receivables and Inventories

The GMAC Receivables Facility. In February 2003, we entered into a revolving VOI receivables credit facility (the “GMAC Receivables Facility”) with Residential Funding Corporation (“RFC”), an affiliate of GMAC. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Interest payments are due monthly. During the year ended December 31, 2007, we did not pledge any VOI receivables under the GMAC Receivables Facility.

The GMAC AD&C Facility. In September 2003, RFC also provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the “GMAC AD&C Facility”). The project approval period on the GMAC AD&C Facility, as amended, expires on February 15, 2008, however, advances on specific projects may be taken through project commitment expiration dates ranging from July 2008 through June 2009. Outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Interest payments are due monthly. During the year ended December 31, 2007, we borrowed $81.4 million under the GMAC AD&C Facility in the aggregate on our Fountains (Orlando) and Las Vegas resorts as well as the acquisition of a 27.5 acre property located on Table Rock Lake in Ridgedale, Missouri. In January 2008 we borrowed approximately $7.5 million for development at our resort in Las Vegas, Nevada and our Fountains resort in Orlando, Florida.

The 2006 BB&T Purchase Facility. In June 2006, we executed agreements for a VOI receivables purchase facility (the “2006 BB&T Purchase Facility”) with BB&T. While ownership of the receivables is transferred for legal purposes, the transfer of the receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The 2006 BB&T Purchase Facility utilizes an owner’s trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary (“BTFC I”), and BTFC I subsequently transfers the receivables to an owner’s trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the 2006 BB&T Purchase Facility. The 2006 BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the 2006 BB&T Purchase Facility are subject to certain conditions precedent. Under the 2006 BB&T Purchase Facility, as amended, a variable purchase price of approximately 83% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T and other liquidity providers arranged by BB&T have in aggregate received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The specified return is equal to either the commercial paper rate or LIBOR rate plus 1.25%, subject to use of alternate return rates in certain circumstances. We act as servicer under the 2006 BB&T Purchase Facility for a fee. The BB&T Purchase Facility allows for transfers of notes receivable for a cumulative purchase price of up to $137.5 million, on a revolving basis, through May 2008.

In connection with the 2007 Term Securitization (described above) all amounts outstanding on the 2006 BB&T Purchase Facility were repaid. In December 2007, we transferred $20.4 million of VOI notes receivable to the 2006 BB&T Purchase Facility and received $17.0 million in cash proceeds. As of December 31, 2007, there was $17.0 million due on this facility and the remaining availability under the 2006 BB&T Purchase Facility, subject to the terms and conditions of the facility, was $120.5 million. Through February 2008, we have transferred $44.7 million of notes receivable and received $37.1 million in cash proceeds under the 2006 BB&T Purchase Facility. Our remaining availability subsequent to the transfers was $83.9 million.

The GE Bluegreen/Big Cedar Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The facility allows for advances on a revolving basis through April 16, 2009, and all outstanding borrowings mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the facility ranges from 97% - 90% (based on the spread between the weighted average note receivable coupon and GE’s interest rate) of the outstanding principal balance of eligible notes receivable arising from the sale of VOIs. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at the one month LIBOR rate plus 1.75%. We act as servicer under this facility for a fee. During 2007 the Bluegreen/Big Cedar Joint Venture pledged $32.0 million in aggregate principal balance of notes receivable under the facility and received $30.8 million in cash proceeds, net of issuance costs.

New Resorts Facilities in Process. The 2006 BB&T Purchase Facility and the GE Bluegreen/Big Cedar Facility discussed above are the only ongoing receivables facilities under which we currently have the ability to monetize our VOI notes receivable as of December 31, 2007. We currently have a term sheet with BB&T for a two-year $150 million revolving receivables purchase facility (the “2008 BB&T Purchase Facility”) and a term sheet with Wellington Financial for a two-year $75 million revolving receivables hypothecation facility (the “2008 Wellington Facility”). For future resort acquisition and development activities we have executed a term sheet for a two year $75 million facility with Textron Financial. There can be no assurances that these facilities will be consummated on the agreed-upon terms, or at all. Factors which could adversely impact our ability to obtain new or additional VOI receivable purchase or hypothecation facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with VOI companies; a deterioration in the performance of our VOI notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There can be no assurances that we will obtain new purchase facilities or will be in a position to replace our existing purchase facilities when they are fully funded or expire. As indicated above, our inability to sell VOI receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

The Foothill Facility. We are in the process of renewing and expanding to $45 million a revolving credit facility with Wells Fargo Foothill, Inc. (“Foothill”) primarily used for borrowings collateralized by Bluegreen Communities receivables and inventory, but under which we will also be able to borrow a portion of the facility collateralized by the pledge of VOI receivables. For further details on this facility, see “Credit Facilities for Bluegreen Communities’ Receivables and Inventories” below.

Credit Facilities for Bluegreen Communities’ Receivables and Inventories

The Foothill Facility. We are in documentation for the renewal and expansion of a revolving credit facility with Foothill secured by the pledge of Bluegreen Communities’ receivables, Bluegreen Communities’ inventory borrowings and, as indicated above, up to $10.0 million of the total facility available for the pledge of Bluegreen Resorts’ receivables (the “Foothill Facility”). There can be no assurances that we will renew the Foothill Facility on favorable terms, if at all.

The GMAC Communities Facility. We have a revolving credit facility with RFC (the “GMAC Communities Facility”) for the purpose of financing our Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the “Secured Projects”): Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary River Club at St. Andrews Sound (St. Simons Island, Georgia). In addition, the GMAC Communities Facility is secured by our Carolina National and the Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. The period during which we can add additional projects to the GMAC Communities Facility has expired although we can continue to borrow on projects approved prior to the expiration of individual borrowing commitments ranging from June 30, 2008 through the maturity of the facility on September 30, 2009. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to finance the acquisition and development of Bluegreen Communities projects. During the year ended December 31, 2007 we borrowed $68.5 million under the GMAC Communities Facility. During January 2008, we borrowed an additional $10.2 million under the GMAC Communities Facility for general corporate purposes.

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

We had the following junior subordinated debentures outstanding at December 31, 2007 (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures	Initial Equity In Trust (3)	Issue Date	Fixed Interest Rate (1)	Variable Interest Rate (2)	Beginning Optional Redemption Date	Maturity Date

Bluegreen Statutory Trust I	$23,196	$696	3/15/05	9.160%	3-month LIBOR + 4.90%	3/30/10	3/30/35
Bluegreen Statutory Trust II	25,774	774	5/04/05	9.158%	3-month LIBOR + 4.85%	7/30/10	7/30/35
Bluegreen Statutory Trust III	10,310	310	5/10/05	9.193%	3-month LIBOR + 4.85%	7/30/10	7/30/35
Bluegreen Statutory Trust IV	15,464	464	4/24/06	10.130%	3-month LIBOR + 4.85%	6/30/11	6/30/36
Bluegreen Statutory Trust V	15,464	464	7/21/06	10.280%	3-month LIBOR + 4.85%	9/30/11	9/30/36
Bluegreen Statutory Trust VI	20,619	619	2/26/07	9.842%	3-month LIBOR + 4.80%	4/30/12	4/30/37

	$110,827	$3,327

(1)	Both the trust preferred securities and junior subordinated debentures bear interest at a fixed interest rate from the issue date through the beginning optional redemption date.

(2)	Both the trust preferred securities and junior subordinated debentures bear interest at a variable interest rate from the beginning optional redemption date through the maturity date.

(3)	Initial equity in trust is recorded as part of other assets in our consolidated balance sheets.

We currently intend to seek to create similar trusts and to participate in other pooled trust preferred securities transactions in the future as a source of additional financing, subject to market conditions and other considerations.

Unsecured Credit Facility

In August 2007, we executed agreements to renew our unsecured line-of-credit with Wachovia Bank, N.A. and increase it from $15.0 million to $20.0 million. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75%. Interest is due monthly, and all outstanding amounts are due on July 30, 2009. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of December 31, 2007, no borrowings were outstanding under the line. However, an aggregate of $551,000 of irrevocable letters of credit were provided under this line-of-credit. This line-of-credit is an available source of short-term liquidity for us.

Commitments

Our material commitments as of December 31, 2007 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal and interest payments, respectively, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of December 31, 2007 (in thousands):

	Payments Due by Period

	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Contractual Obligations

Receivable-backed notes payable	$1,050	$1,482	$—	$52,467	$54,999
Lines-of-credit and notes payable	7,442	149,992	16,331	3,213	176,978
10.50% senior secured notes	55,000	—	—	—	55,000
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	9,130	15,037	7,855	22,081	54,103

Total contractual obligations	72,622	166,511	24,186	188,588	451,907

Interest Obligations (1)

Receivable-backed notes payable	3,765	7,153	7,122	8,375	26,415
Lines-of-credit and notes payable	14,890	14,102	1,180	4,080	34,252
10.50% senior secured notes	2,888	—	—	—	2,888
Jr. Subordinated debentures	10,618	21,236	21,236	264,017	317,107

Total contractual interest	32,161	42,491	29,538	276,472	380,662

Total contractual obligations	$104,783	$209,002	$53,724	$465,060	$832,569

(1)	Assumes that the interest rate on variable rate debt remains the same as the rate at December 31, 2007.

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

We estimate that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $18.1 million as of December 31, 2007. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred was approximately $58.5 million as of December 31, 2007. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

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

Foreign Currency Risk

Our total revenues and net assets denominated in a currency other than U.S. dollars during the year ended December 31, 2007 were approximately 1% of consolidated revenues and consolidated assets, respectively. Sales generated by Bluegreen Properties, N.V., our subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

We sold $228.8 million, $243.6 million, and $266.9 million of fixed-rate VOI notes receivable off-balance sheet during 2005, 2006 and 2007, respectively, under various vacation ownership receivable purchase facilities and term securitization transactions (See Note 6 of the Notes to Consolidated Financial Statements for further information). Our gains on sale recognized are generally based upon either fixed or variable interest rates at the time of sale including the prevailing weighted-average term treasury rate, commercial paper rates or LIBOR rates (depending on the purchase facility in effect) and many other factors including, but not limited to the weighted-average coupon rate and remaining contractual life of the loans sold, and assumptions regarding the constant prepayment rate, loss severity, annual default and discount rates. See Note 7 in the Notes to the consolidated financial statements for the hypothetical change in fair value or our retained interest in notes receivable sold based on adverse changes in assumptions including discount rate.

As of December 31, 2007, we had fixed interest rate debt of approximately $168.7 million and floating interest rate debt of approximately $229.1 million. In addition, our notes receivable from VOI and homesite customers were comprised of $173.9 million of fixed rate loans and $4.2 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or LIBOR interest rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

A hypothetical one-percentage point increase in the prevailing prime or LIBOR rates, as applicable, would, as a result of increased interest expense on variable rate debt, decrease our after-tax earnings by an immaterial amount per year, partially offset by the increased interest income on variable rate Bluegreen Communities notes receivable and cash and cash equivalents. A similar change in interest rates would decrease the total fair value of our fixed rate debt, excluding our 10.50% senior secured notes payable (the “Notes”) by an immaterial amount. The fact that the Notes are publicly traded in the over-the-counter market makes it impractical to estimate the effect of the hypothetical change in interest rates on the fair value of the Notes. Due to the non-interest related factors involved in determining the fair value of these publicly traded securities, their fair values have historically demonstrated increased, decreased or at times contrary relationships to changes in interest rates as compared to other types of fixed-rate debt securities. The analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change in interest rates, we would likely attempt to take actions to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLUEGREEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2006	December 31, 2007

ASSETS
Cash and cash equivalents (including restricted cash of $21,476 and $19,460 at December 31, 2006 and 2007, respectively)	$71,148	$144,973
Contracts receivable, net	23,856	20,532
Notes receivable (net of allowance of $13,499 and $17,458 at December 31, 2006 and 2007, respectively)	144,251	160,665
Prepaid expenses	10,800	14,824
Other assets	27,465	23,405
Inventory, net	349,333	434,968
Retained interests in notes receivable sold	130,623	141,499
Property and equipment, net	92,445	94,421
Goodwill	4,291	4,291

Total assets	$854,212	$1,039,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$18,465	$38,901
Accrued liabilities and other	49,458	60,421
Deferred income	40,270	36,559
Deferred income taxes	87,624	98,362
Receivable-backed notes payable	21,050	54,999
Lines-of-credit and notes payable	124,412	176,978
10.50% senior secured notes payable	55,000	55,000
Junior subordinated debentures	90,208	110,827

Total liabilities	486,487	632,047

Minority interest	14,702	22,423

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 90,000 shares authorized; 33,603 and 33,957 shares issued at December 31, 2006 and 2007, respectively	336	339
Additional paid-in capital	175,164	178,144
Treasury stock, 2,756 common shares at both December 31, 2006 and 2007, at cost	(12,885)	(12,885)
Accumulated other comprehensive income, net of income taxes	12,632	9,808
Retained earnings	177,776	209,702

Total shareholders’ equity	353,023	385,108

Total liabilities and shareholders’ equity	$854,212	$1,039,578

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007

Revenues:
Gross sales of real estate	$550,335	$583,795	$605,250
Estimated uncollectible VOI notes receivable	—	(59,497)	(65,242)
Gains on sales of VOI notes receivable (Resort sales portion)	—	38,848	42,750

Sales of real estate	550,335	563,146	582,758

Other resort and communities operations revenue	73,797	63,610	67,411
Interest income	34,798	40,765	44,703
Sales of notes receivable	25,226	5,852	(3,378)

	684,156	673,373	691,494

Costs and expenses:
Cost of real estate sales	177,800	179,054	178,731
Cost of other resort and communities operations	77,317	53,193	49,982
Selling, general and administrative expenses	300,239	356,989	377,551
Interest expense	14,474	18,785	24,272
Other expense, net	6,207	2,861	1,743
Provision for loan losses	27,587	—	—

	603,624	610,882	632,279

Income before minority interest and provision for income taxes	80,532	62,491	59,215
Minority interest in income of consolidated subsidiary	4,839	7,319	7,721

Income before provision for income taxes and cumulative effect of change in accounting principles	75,693	55,172	51,494
Provision for income taxes	29,142	20,861	19,568

Income before cumulative effect of change in accounting principle	46,551	34,311	31,926
Cumulative effect of change in accounting principle, net of tax	—	(5,678)	—
Minority interest in cumulative effect of change in accounting principle	—	1,184	—

Net income	$46,551	$29,817	$31,926

Income before cumulative effect of change in accounting principle per common share:
Basic	$1.53	$1.12	$1.03

Diluted	$1.49	$1.10	$1.02

Cumulative effect of change in accounting principle, net of tax and net of minority interest in income of cumulative effect of change in accounting principle per common share:
Basic	$—	$(0.15)	$—

Diluted	$—	$(0.14)	$—

Net income per common share:
Basic	$1.53	$0.98	$1.03

Diluted	$1.49	$0.96	$1.02

Weighted average number of common and common equivalent shares:
Basic	30,381	30,557	30,975

Diluted	31,245	31,097	31,292

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Other Comprehensive Income, Net of Income Taxes	Retained Earnings	Total

Balance at December 31, 2004	32,990	$330	$167,408	$(12,885)	$4,805	$101,408	$261,066
Net income	—	—	—	—	—	46,551	46,551

Net unrealized gains on retained interests in notes receivable sold, net of income taxes and reclassification adjustments	—	—	—	—	3,770	—	3,770

Comprehensive income							50,321
Shares issued upon exercise of stock options	271	3	1,403	—	—	—	1,406
Modification of equity awards and vesting of restricted stock	6	—	327	—	—	—	327
Income tax benefit from stock options exercised	—	—	541	—	—	—	541
Shares issued in connection with conversion of 8.25% convertible subordinated debentures	1	—	5	—	—	—	5

Balance at December 31, 2005	33,268	333	169,684	(12,885)	8,575	147,959	313,666

Net income	—	—	—	—	—	29,817	29,817

Net unrealized gains on retained interests in notes receivable sold, net of income taxes and reclassification adjustments	—	—	—	—	4,057	—	4,057

Comprehensive income							33,874
Shares issued upon exercise of stock options	312	3	2,642	—	—	—	2,645
Stock option expense	—	—	2,103	—	—	—	2,103
Modification of equity awards and vesting of restricted stock	23	—	735	—	—	—	735

Balance at December 31, 2006	33,603	336	175,164	(12,885)	12,632	177,776	353,023

Net income	—	—	—	—	—	31,926	31,926
Net unrealized losses on retained interests in notes receivable sold, net of income taxes and reclassification adjustments	—	—	—	—	(2,824)	—	(2,824)

Comprehensive income							29,102
Shares issued upon exercise of stock options	140	1	558	—	—	—	559
Stock option expense	—	—	2,052	—	—	—	2,052
Vesting of restricted stock	214	2	370	—	—	—	372

Balance at December 31, 2007	33,957	$339	$178,144	$(12,885)	$9,808	$209,702	$385,108

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007

Operating activities:
Net income	$46,551	$29,817	$31,926
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle, net	—	5,678	—
Non-cash stock compensation expense	327	2,848	2,422
Minority interest in income of consolidated subsidiary	4,839	6,135	7,721
Depreciation	12,332	14,376	14,489
Amortization	5,807	2,793	3,180
Gain on sales of notes receivable	(25,226)	(44,700)	(39,372)
Loss on disposal of property and equipment	94	2,096	688
Provision for loan losses	27,587	59,489	65,419
Provision for deferred income taxes	16,979	12,835	12,468
Interest accretion on retained interests in notes receivable sold	(9,310)	(14,569)	(15,157)
Proceeds from sales of notes receivable	198,260	218,455	229,067
Changes in operating assets and liabilities:
Contracts receivable	612	3,854	3,324
Notes receivable	(220,491)	(283,305)	(305,972)
Prepaid expenses and other assets	2,120	(12,009)	(473)
Inventory	29,022	(8,273)	(59,322)
Accounts payable, accrued liabilities and other	6,022	12,906	28,471

Net cash provided (used) by operating activities	95,525	8,426	(21,121)

Investing activities:
Cash received from retained interests in notes receivable sold	11,016	30,032	35,949
Business acquisition	(675)	—	—
Investments in statutory business trusts	(1,780)	(928)	(619)
Purchases of property and equipment	(16,724)	(24,736)	(15,855)
Proceeds from sales of property and equipment	22	93	2

Net cash (used) provided by investing activities	(8,141)	4,461	19,477

Financing activities:
Proceeds from borrowings collateralized by notes receivable	24,772	68,393	151,973
Payments on borrowings collateralized by notes receivable	(64,714)	(85,114)	(120,145)
Proceeds from borrowings under line-of-credit facilities and notes payable	26,382	56,670	147,835
Payments under line-of-credit facilities and notes payable	(92,071)	(94,586)	(123,320)
Payments on 10.50% senior secured notes	(55,000)	—	—
Proceeds from issuance of junior subordinated debentures	59,280	30,928	20,619
Payments of debt issuance costs	(3,300)	(4,438)	(2,052)
Proceeds from exercise of employee and director stock options	1,406	2,645	559
Distributions to minority interest	—	(941)	—

Net cash (used) provided by financing activities	(103,245)	(26,443)	75,469

Net (decrease) increase in cash and cash equivalents	(15,861)	(13,556)	73,825
Cash and cash equivalents at beginning of period	100,565	84,704	71,148

Cash and cash equivalents at end of period	84,704	71,148	144,973
Restricted cash and cash equivalents at end of period	(18,321)	(21,476)	(19,460)

Unrestricted cash and cash equivalents at end of period	$66,383	$49,672	$125,513

See accompanying notes to consolidated financial statements

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007

Supplemental schedule of non-cash operating, investing and financing activities:
Inventory acquired through foreclosure or deedback in lieu of foreclosure	$10,585	$—	$—

Inventory acquired through financing	$54,054	$95,698	$26,425

Property and equipment acquired through financing	$1,114	$4,640	$1,188

Offset of Joint Venture distribution of operating proceeds to minority interest against the Prepayment (see Note 4)	$1,340	$—	$—

Retained interests in notes receivable sold	$38,913	$33,967	$36,222

Change in unrealized gains on retained interests in notes receivable sold	$6,130	$6,423	$(4,554)

Income tax benefit from stock options exercised	$541	$—	$—

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$15,955	$17,171	$24,407

Income taxes paid	$6,646	$10,064	$9,823

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Significant Accounting Policies

Organization

We provide Colorful Places to Live and Play® through our resorts and residential communities businesses. Our resorts business (“Bluegreen Resorts”) acquires, develops, markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts generally located in popular, high-volume, “drive-to” vacation destinations. VOIs in our resorts typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Depending on the extent of their ownership and beneficial rights, members in our Bluegreen Vacation Club may stay in any of our participating resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 3,700 resorts and other vacation experiences such as cruises and hotel stays. We are currently marketing and selling VOIs in 22 resorts located in the United States and Aruba. We also sell VOIs at seven off-site sales offices and on the campus of one resort under development located in the United States. Additionally, club members who acquired or upgraded their VOIs on or after November 1, 2007 also have access to 18 Shell Vacation Club (“Shell”) resorts, through our Select Connections™ joint venture with Shell. Shell is an unaffiliated privately-held resort developer. Our residential communities business (“Bluegreen Communities”) acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and other related amenities. Our other resort and communities operations revenues consist primarily of resort property management services, resort title services, resort amenity operations, non-cash sales incentives provided to buyers of VOIs, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

Principles of Consolidation

Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as we hold a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, have an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and have majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee. We do not consolidate our statutory business trusts (see Note 13) formed to issue trust preferred securities as these entities are each variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN No. 46R”). The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions.

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

Restricted cash consists primarily of customer deposits held in escrow accounts.

Revenue Recognition and Contracts Receivable

In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate, as amended by SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions (“SFAS No. 152”), we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should our estimates regarding the collectibility of our receivables change adversely, we may have to defer the recognition of sales and our results of operations could be negatively impacted. Upon the adoption of SFAS No. 152 on January 1, 2006, the calculation of the adequacy of a buyer’s commitment for the sale of VOIs changed so that cash received towards the purchase of our VOIs is reduced by the value of certain incentives provided to the buyer at the time of sale. If after considering the value of the incentive the 10% requirement is not met, the VOI sale, and the related cost and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that we provide to buyers of our VOIs may result in additional VOI sales being deferred, and thus our results of operations could be materially adversely impacted.

In cases where all development has not been completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing one of our Bluegreen Resorts’ or Bluegreen Communities’ projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, and thus our results of operations could be materially adversely impacted.

Contracts receivable consists of: (1) amounts receivable from customers on recent sales of VOIs pending recording of the customers’ notes receivable in our loan servicing system; (2) receivables related to unclosed homesite sales; and, (3) receivables from third-party escrow agents on recently closed homesite sales. Contracts receivable are reflected net of an allowance for cancellations of unclosed Bluegreen Communities’ sales contracts, which totaled approximately $0.6 million and $0.3 million at December 31, 2006 and 2007, respectively. Contracts receivable are stated net of a reserve for loan losses of $0.5 million and $0.9 million at December 31, 2006 and 2007, respectively.

Our other resort and communities operations revenues consist primarily of sales and service fees from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized as:

Vacation ownership tour sales	Vacation ownership tour sales commissions are earned per contract terms with third parties.

Resort title fees	Escrow amounts are released and title documents are completed.

Management fees	Management services are rendered.

Rental commissions	Rental services are provided.

Rental income	Guests complete stays at the resorts. Effective January 1, 2006, rental income is classified as a reduction to “Cost of other resort and communities operations”.

Realty commissions	Sales of third-party-owned real estate are completed.

Golf course and ski hill daily fees	Services are provided.

Mini-vacation package sales to third parties

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

Notes Receivable

Our notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2006 and 2007, $3.0 million and $3.1 million, respectively, of our notes receivable were more than three months contractually past due and, hence, were not accruing interest income.

Prior to January 1, 2006, we estimated credit losses on our notes receivable portfolios generated in connection with the sale of VOIs and homesites in accordance with SFAS No. 5, Accounting for Contingencies, as our notes receivable portfolios consisted of large groups of smaller-balance, homogeneous loans. Consistent with Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues, we first segmented our notes receivable by identifying risk characteristics that are common to groups of loans and then estimated credit losses based on the risks associated with these segments. Under this method, the amount of loss was reduced by the estimated value of the defaulted inventory to be recovered. Although this policy continues for notes receivable generated in connection with the sale of homesites, effective January 1, 2006, we changed our accounting for loan losses for VOI notes receivable in accordance with SFAS No. 152. Under SFAS No. 152, we estimate uncollectibles based on historical uncollectibles for similar VOI notes receivable over the applicable historical period. We use a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes. We also consider whether the historical economic conditions are comparable to current economic conditions. Additionally, under SFAS No. 152 no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. We review our reserve for loan losses on at least a quarterly basis.

Retained Interest in Notes Receivable Sold

When we sell our notes receivable either pursuant to our vacation ownership receivables purchase facilities (more fully described in Note 6) or through term securitizations, we evaluate whether or not such transfers should be accounted for as a sale pursuant to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e., put presumptively beyond our reach and the reach of our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either an agreement that either: (1) entitles and obligates us to repurchase or redeem the assets before their maturity; or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

In connection with such transactions, we retain subordinated tranches and rights to excess interest spread which are retained interests in the notes receivable sold. Gain or loss on the sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer.

We consider our retained interests in notes receivable sold as available-for-sale investments and, accordingly, carry them at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains or losses on our retained interests in notes receivable sold are included in our shareholders’ equity as accumulated other comprehensive income, net of income taxes. Declines in fair value that are determined to be other than temporary are charged to operations.

We measure the fair value of the retained interests in the notes receivable sold initially and on a quarterly basis based on the present value of estimated future expected cash flows using our best estimates of the key assumptions – prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Interest on the retained interests in notes receivable sold is accreted using the effective yield method.

Inventory

Our inventory consists of completed VOIs, VOIs under construction, land held for future vacation ownership development and residential land acquired or developed for sale. We carry our inventory at the lower of cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or estimated fair value, less cost to dispose. Through December 31, 2005, homesites and VOIs reacquired upon default of the related receivable were considered held for sale and were recorded at fair value less costs to sell. Although this practice continues for homesites reacquired, the adoption of SFAS No. 152 on January 1, 2006 changed our method of accounting for VOI inventory, including future recoveries from defaults. Under SFAS No. 152, VOI inventory and cost of sales is accounted for using the relative sales value method. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to SFAS No. 152, we do not relieve inventory for VOI cost of sales related to anticipated credit losses. We periodically evaluate the recovery of the carrying amount of our individual resort and residential communities’ properties under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

Property and Equipment

Our property and equipment acquired is recorded at cost. We record depreciation and amortization in a manner that recognizes the cost of our depreciable assets in operations over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated useful lives of the improvements. Depreciation expense includes the amortization of assets recorded under capital leases. We evaluate the recovery of the carrying amounts of our long-lived assets under the guidelines of SFAS No. 144.

Goodwill

Our goodwill primarily relates to a business combination whereupon Great Vacation Destinations, Inc. (“GVD”), one of our wholly-owned subsidiaries, acquired substantially all the assets and assumed certain liabilities of TakeMeOnVacation, LLC, RVM Promotions, LLC, and RVM Vacations, LLC (collectively, “TMOV”) in 2002. As of December 31, 2006 and 2007, goodwill was allocated to our Resorts Division. We account for our goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Our impairment analysis during the years ended December 31, 2005, 2006, and 2007 determined that no goodwill impairment existed.

Treasury Stock

We account for repurchases of our common stock using the cost method with common stock in treasury classified in our consolidated balance sheets as a reduction of shareholders’ equity.

Advertising Expense

We expense advertising costs as incurred. Advertising expense was $102.7 million, $123.0 million and $130.5 million for the years ended December 31, 2005, 2006, and 2007, respectively. Advertising expense is included in selling, general and administrative expenses in our consolidated statements of income.

Stock-Based Compensation

We recognize stock-based compensation expense under the provisions of SFAS No. 123R, Share-Based Payment (revised 2004) (“SFAS No. 123R”), which we adopted January 1, 2006, utilizing the modified prospective method.

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

There were 440,000 stock options granted to our employees during 2006. There were 142,785 stock options and 17,497 shares of restricted common stock granted to our non-employee directors during 2006. During 2007 there were no stock options granted and there were 196,850 shares of restricted stock granted to our employees. Additionally, during 2007 there were 136,494 stock options and 16,696 shares of restricted common stock granted to our non-employee directors.

All stock options were granted with an exercise price equal to the closing price of our common stock on the date of grant.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	During the year ended December 31,

	2005	2006	2007

Risk free investment rate	3.9%	5.0%	4.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor of expected market price	61.0%	53.0%	45.8%
Life of option	5.5 years	5.8 years	5.0 years

The Company uses historical data to estimate option exercise behavior and employee termination. The risk free investment rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses the historical volatility of the Company’s traded stock to estimate the volatility factor of expected market price.

We recognize stock-based compensation expense on a straight-line basis over the service or vesting period of the instrument. Total compensation costs related to stock-based compensation charged against income during the year ended December 31, 2007 was $2.4 million. Total stock-based compensation recorded in 2007 consists of $2.0 million related to the expense of existing and newly granted stock options and $0.4 million related to existing and newly granted restricted stock. At the grant date, the Company estimates the numbers of shares expected to vest and subsequently adjusts compensation costs for the estimated rate of forfeitures at the option grant date and on an annual basis. The Company uses historical data to estimate option exercise behavior and employee termination in determining the estimated forfeiture rate. The estimated forfeiture rate applied as of the most recent option grant date during 2007 was 16%. Total compensation costs related to stock-based compensation charged against income during the year ended December 31, 2006 was $2.8 million. Total stock-based compensation recorded in 2006 consists of $2.1 million related to the expense of existing and newly granted stock options, $0.2 million related to existing and newly granted restricted stock, and $0.6 million related to the modification of existing stock option grants, which accelerated the vesting of approximately 85,000 stock options for one employee.

As of December 31, 2007, there were approximately $7.7 million of total unrecognized compensation costs related to non-vested stock-based compensation arrangements under our stock compensation plans. The costs for stock options granted are expected to be recognized over a weighted-average period of 2.6 years. The costs for restricted stock granted are expected to be recognized over a weighted-average period of 4.3 years During the years ended December 31, 2005, 2006, and 2007 the total fair value of shares vested was $2.3 million, $1.8 million and $616,000, respectively. A summary of the status of the Company’s non-vested restricted shares as of December 31, 2007, and changes during the year ended December 31, 2007, is as follows:

Non-vested Restricted Shares	Number of Shares	Weighted- Average Grant-Date Fair Value

	(in 000’s)

Non-vested at January 1, 2007	14,482	$12.91
Granted	213,546	11.98
Vested	(17,097)	11.70
Forfeited	—

Non-vested at December 31, 2007	210,931	$12.07

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

Year Ended December 31, 2005

Net income, as reported	$46,551
Add: Total stock-based compensation expense included in the determination of reported net income, net of related tax effects	207
Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(1,493)

Pro forma net income	$45,265

Earnings per share, as reported:
Basic	$1.53
Diluted	$1.49
Pro forma earnings per share:
Basic	$1.49
Diluted	$1.45

Earnings Per Common Share

We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options and unvested restricted shares using the treasury stock method. There were approximately 0.8 million, 0.8 million, and 1.3 million stock options not included in diluted earnings per common share during the years ended December 31, 2005, 2006, and 2007, respectively, as the effect would be anti-dilutive.

The following table sets forth our computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year Ended December 31,

	2005	2006	2007

Basic and diluted earnings per common share — numerator:
Net income	$46,551	$29,817	$31,926

Denominator:
Denominator for basic earnings per common share-weighted-average shares	30,381	30,557	30,975
Effect of dilutive securities:
Stock options and unvested restricted stock	864	540	317

Denominator for diluted earnings per common share-adjusted weighted-average shares and assumed conversions	31,245	31,097	31,292

Basic earnings per common share:	$1.53	$0.98	$1.03

Diluted earnings per common share:	$1.49	$0.96	$1.02

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires the change in net unrealized gains or losses on our retained interests in notes receivable sold, which are held as available-for-sale investments, to be included in other comprehensive income. Comprehensive income is shown as a subtotal within our consolidated statements of shareholders’ equity for each period presented.

Recent Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. SFAS No. 157 is effective for us beginning with our 2008 fiscal year, at which time it will be applied prospectively. In February 2008, the FASB agreed to partially defer the effective date, for one year, of SFAS No. 157, for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the impact that FAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for us beginning with our 2008 fiscal year. We do not expect to elect the fair value measurement option for any financial assets or liabilities at the present time.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact that SFAS No. 141(R) will have on our financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for us beginning with our 2009 fiscal year. We are currently evaluating the impact that SFAS No. 160 will have on our financial statements.

2.        Cumulative Effect of Change in Accounting Principle

Effective January 1, 2006, we adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions (“SFAS No. 152”). This statement amends SFAS No. 66, Accounting for Sales of Real Estate, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS No. 152 was issued to address the diversity in practice resulting from a lack of guidance specific to the timeshare industry. Among other things, the new standard addresses the treatment of sales incentives provided by a seller to a buyer to consummate a transaction, the calculation of and presentation of uncollectible notes receivable, the recognition of changes in inventory cost estimates, recovery or repossession of VOIs, selling and marketing costs, operations during holding periods, developer subsidies to property owners’ associations and upgrade and reload transactions. Restatement of previously reported financial statements is not permitted. Accordingly, as a result of the adoption of SFAS No. 152, our financial statements for periods beginning on or after January 1, 2006, are not comparable, in certain respects, with those prepared for periods ended prior to January 1, 2006.

Many sellers of timeshare interests, including us, provide incentives to customers in connection with the purchase of a VOI. Under SFAS No. 152, the value of certain incentives and other similarly treated items are either recorded as a reduction to VOI revenue or recorded in a separate revenue line item within the statements of income, in our case other resort and communities operations revenue. Furthermore, SFAS No. 152 requires that certain incentives and other similarly treated items such as cash credits earned through our Sampler Program be considered in calculating the buyer’s down payment toward the buyer’s commitment, as defined in SFAS No. 152, in purchasing the VOI. Our Sampler Program provides purchasers with an opportunity to utilize our VOI product during a one year trial period. In the event the Sampler package purchaser subsequently purchases a VOI interest from us, a portion of the amount paid for their Sampler Package is credited toward the down payment on the subsequent purchase. Under SFAS No. 152, the credit given is treated similarly to a sales incentive. If after considering the sales incentive the required buyer’s commitment amount, defined as 10% of sales value, is not met, the VOI revenue and related cost of sales and direct selling costs are deferred until the buyer’s commitment test is satisfied, generally through the receipt of required mortgage note payments from the buyer. The net deferred VOI revenue and related costs are recorded as a component of deferred income in the accompanying balance sheets as of December 31, 2006 and 2007. Prior to the adoption of

SFAS No. 152, sales incentives were not recorded apart from VOI revenue and were not considered in determining the customer down payment required in the buyer’s commitment in purchasing the VOIs.

SFAS No. 152 also amends the relative sales value method of recording VOI cost of sales. Specifically, consideration is now given not only to the costs to build or acquire a project and the total revenue expected to be earned on a project, but also to the sales of recovered VOI interests reacquired on future cancelled or defaulted sales. The cost of VOI sales is calculated by estimating these future costs and recoveries. Prior to the adoption of SFAS No. 152, we did not include the recovery of VOIs in our projected revenues in determining the related cost of the VOIs sold.

SFAS No. 152 changes the treatment of losses on VOI notes and contracts receivable and provides specific guidance on methods to estimate losses. Specifically, SFAS No. 152 requires that the estimated losses on originated mortgages exclude an estimate for the value of recoveries as the recoveries are to be considered in inventory costing, as described above. In addition, the standard requires a change in the classification of our provision for loan losses for VOI receivables that were historically recorded as an expense, requiring that such amount be reflected as a reduction of VOI sales. Furthermore, if we sell our VOI notes receivables in a transaction that qualifies for off-balance sheet sales treatment under SFAS No. 140, the associated allowance for loan losses related to the sold receivables is reversed and reflected as an increase to VOI sales. Prior to the adoption of SFAS No. 152, the reversal of the allowance on sold receivables was recorded as a component of the gain on sale.

Under SFAS No.152, rental operations, including the usage of our Sampler Program, are accounted for as incidental operations whereby incremental costs in excess of incremental revenue are charged to expense as incurred. Conversely, incremental revenue in excess of incremental costs is recorded as a reduction to VOI inventory. Incremental costs include costs that have been incurred by us during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees. During 2006 and 2007, all of our rental revenue and Sampler revenue recognized was recorded as an off-set to cost of other resort and communities operations revenue as such amounts were less than the incremental cost. Prior to the adoption of SFAS No. 152, rental revenues were separately presented in the consolidated statements of income as a component of other resort and communities operations revenue and a portion of Sampler proceeds was deferred until the buyer purchased a VOI or the Sampler usage period expired.

The adoption of SFAS No. 152 on January 1, 2006, resulted in a net charge of $4.5 million, which is presented as a cumulative effect of change in accounting principle, net of the related tax benefit and the charge related to minority interest.

3.        Joint Venture

On June 16, 2000, one of our wholly-owned subsidiaries entered into an agreement with Big Cedar LLC (“Big Cedar”), an affiliate of Bass Pro, Inc. (“Bass Pro”), to form the Joint Venture, a vacation ownership development, marketing and sales limited liability company. We have a 51% ownership interest in the Joint Venture, while Big Cedar owns 49%. Under the terms of the original agreement, the Joint Venture was developing, marketing and selling VOIs at The Bluegreen Wilderness Club at Big Cedar, a 324-unit, wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. In December 2007, the agreement was amended to include the development, marketing, and selling of timeshare interests in additional property purchased by the Joint Venture in September 2007. The agreement, as amended, also requires that the Joint Venture pay Big Cedar a fee on sales of newly developed timeshare interests for promotional, marketing, and advertising services.

In addition to its 51% ownership interest, we also receive a quarterly management fee from the Joint Venture equal to 3% of the Joint Venture’s net sales in exchange for our involvement in the day-to-day operations of the Joint Venture. We also service the Joint Venture’s notes receivable in exchange for a servicing fee.

Based on our role as the day-to-day manager of the Joint Venture, its majority control of the Joint Venture’s Management Committee and our controlling financial interest in the Joint Venture, the accounts of the Joint Venture are consolidated in our financial statements.

Because the Joint Venture has a finite life (i.e., the Joint Venture can only exist through the earlier of: i) December 31, 2057; ii) the sale or disposition of all or substantially all of the assets of the Joint Venture; iii) a decision to dissolve the Joint Venture by us and Big Cedar; or iv) certain other events described in the Joint Venture agreement), the minority interest in the Joint Venture meets the definition of a mandatorily redeemable non-controlling interest as specified in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The settlement value of this mandatorily redeemable non-controlling interest at December 31, 2006 and 2007 was $15.2 million and $22.9 million, respectively, based on the sale or disposition of all or substantially all of the assets of the Joint Venture as of those respective dates.

During the years ended December 31, 2005, 2006, and 2007, the Joint Venture paid approximately $0.6 million, $0.5 million, and $0.1 million, respectively, to Bass Pro and affiliates for construction management services and furniture and fixtures in connection with the development of the Joint Venture’s vacation ownership resort and sales office. In addition, the Joint Venture paid Big Cedar and affiliates approximately $2.0 million, $2.9 million, and $2.1 million for gift certificates and hotel lodging during the year ended December 31, 2005, 2006, and 2007, respectively, in connection with the Joint Venture’s marketing activities.

4.        Marketing Agreement

On June 16, 2000, we entered into an exclusive, 10-year marketing agreement with Bass Pro, a privately-held retailer of fishing, marine, hunting, camping and sports gear. Bass Pro is an affiliate of Big Cedar (see Note 3). Pursuant to the agreement, we have the right to market our VOIs at each of Bass Pro’s national retail locations (we were in 45 of Bass Pro’s stores as of December 31, 2007), in Bass Pro’s catalogs and on its web site. We also have access to Bass Pro’s customer lists. In exchange for these services, we compensate Bass Pro based on the overall success of the marketing activities. The amount of compensation is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. No compensation was paid to Bass Pro on sales made by the Joint Venture. In 2005, 2006, and 2007, we recognized marketing compensation expense to Bass Pro of approximately $5.2 million, $6.4 million, and $6.6 million, respectively. In December 2007, the marketing agreement was amended to extend through January 1, 2015 and also requires us to make a non-interest bearing annual prepayment to Big Cedar on or before January 1 each year, which operates as an advance payment for anticipated commissions to be earned in the upcoming year. The annual prepayment will be equal to 100% of the estimated amount of commissions generated during the upcoming year, as determined by the us and Big Cedar, not to exceed $5,000,000. No additional commissions will be paid to Big Cedar during any year, until the annual prepayment for that year has been fully earned.

On June 16, 2000, we prepaid $9.0 million to Bass Pro (the “2000 Prepayment”). The Prepayment was fully amortized from compensation earned by Bass Pro and distributions otherwise payable to Big Cedar from the earnings of the Joint Venture as a member thereof through December 31, 2005. Additional compensation and member distributions will be paid in cash to Bass Pro or Big Cedar. During 2006, the Joint Venture made a member distribution of $1.9 million. Of the 2005 distribution, $1.3 million was payable to Big Cedar and used to pay down the balance of the Prepayment. As of December 31, 2005, the 2000 Prepayment was fully amortized.

In December 2007 and simultaneous with entering into the amended joint venture agreement, described above Note 3, we extended our marketing arrangement through January 1, 2015 with Bass Pro, a privately-held retailer of fishing, marine, hunting, camping and sports gear, and certain Bass Pro affiliates including Big Cedar, by entering into an Amended and Restated Marketing and Promotions Agreement (“Amended M&P Agreement”). Pursuant to the Amended M&P Agreement, we will continue to have the right to market our timeshare interests at each of Bass Pro’s retail locations, in Bass Pro’s catalogs and on its website, as well as through other marketing channels. In exchange for access to these marketing channels, we will pay Big Cedar (on behalf of itself and its affiliates) a commission on sales of our timeshare interests made to purchasers generated from the Bass Pro/Big Cedar marketing channels described above. There is no commission paid by on sales made by the Joint Venture or on sales of Joint Venture timeshare interests.

During the years ended December 31, 2005, 2006, and 2007, we paid affiliates of Bass Pro approximately $89,000, $2.1 million, and $3.3 million, respectively, for various services including tour costs, premiums and lead generation, as well as $4.0 million during 2007 for prepaid commissions to be earned by Big Cedar in 2008 under the amended marketing agreement described above.

5.        Notes Receivable

The table below sets forth additional information relative to our notes receivable (in thousands).

	As of December 31,

	2006	2007

Notes receivable secured by VOIs	$150,649	$172,787
Notes receivable secured by homesites	6,915	5,336
Other notes receivable	186	—

Notes receivable, gross	157,750	178,123
Allowance for loan losses	(13,499)	(17,458)

Notes receivable, net	$144,251	$160,665

The weighted-average interest rate on our notes receivable was 14.2% and 13.8% at December 31, 2006 and 2007, respectively. All of our VOI loans bear interest at fixed rates. The weighted average interest rate charged on loans secured by VOIs was 14.3% and 13.9% at December 31, 2006 and 2007, respectively. Approximately 79% of our notes receivable secured by homesites bear interest at variable rates, while the balance bears interest at fixed rates. The weighted average interest rate charged on loans secured by homesites was 11.9% and 12.1% at December 31, 2006 and 2007, respectively.

Our vacation ownership loans are generally secured by property located in Florida, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin and Aruba. The majority of Bluegreen Communities’ notes receivable are secured by homesites in Georgia, Texas and Virginia.

The table below sets forth the activity in our allowance for uncollectible notes receivable for 2006 and 2007 (in thousands):

	Year Ended December 31,

	2006	2007

Balance, beginning of year	$10,869	$13,499
Adjustment for cumulative effect of change in accounting principle	1,164	—
Provision for loan losses	59,489	65,419

Less: Allowance on sold receivables	(38,848)	(42,750)

Less: Write-offs of uncollectible receivables	(19,175)	(18,710)

Balance, end of year	$13,499	$17,458

Installments due on our notes receivable during each of the five years subsequent to December 31, 2006, and 2007, and thereafter are set forth below (in thousands):

	2006	2007

Due in 1 year	$28,912	$39,838
Due in 2 years	10,280	10,761
Due in 3 years	11,008	11,953
Due in 4 years	12,079	13,662
Due in 5 years	13,693	15,412
Thereafter	81,778	86,497

Total	$157,750	$178,123

The following table summarizes our allowance for loan losses by division as of December 31, 2006 and 2007:

	Bluegreen Resorts	Bluegreen Communities	Other	Total

December 31, 2006:
Notes receivable	$150,649	$6,915	$186	$157,750
Allowance for loan losses	(13,140)	(173)	(186)	(13,499)

Notes receivable, net	$137,509	$6,742	$—	$144,251

Allowance as a % of gross notes receivable	9%	3%	100%	9%

December 31, 2007:
Notes receivable	$172,787	$5,336	$—	$178,123
Allowance for loan losses	(17,196)	(262)	—	(17,458)

Notes receivable, net	$155,591	$5,074	$—	$160,665

Allowance as a % of gross notes receivable	10%	5%	0%	10%

6.        Sales of Notes Receivable

Sales of notes receivable during the years ended December 31, 2005, 2006, and 2007 were as follows (in millions):

Year Ended December 31, 2005:
Facility	Aggregate Principal Balance of Notes Receivable Sold	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2004 BB&T Purchase Facility	$211.9	$180.1	$25.0	$42.4
2005 Term Securitization	16.7	15.1	0.2	3.0

Total	$228.6	$195.2	$25.2	$45.4

Year Ended December 31, 2006:
Facility	Aggregate Principal Balance of Notes Receivable Sold	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2005 Term Securitization	$18.6	$16.7	$4.6	$3.8
2006-A GE Purchase Facility	72.0	64.8	11.1	8.5
2006 Term Securitization	153.0	137.0	29.0	29.6

Total	$243.6	$218.5	$44.7	$41.9

Year Ended December 31, 2007:
Facility	Aggregate Principal Balance of Notes Receivable Sold	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2006-A GE Purchase Facility	$66.9	$60.2	$10.6	$8.3
2007 Term Securitization	200.0	168.9	28.8	36.3

Total	$266.9	$229.1	$39.4	$44.6

As a result of adopting SFAS No. 152 during the year ended December 31, 2006, approximately $38.8 million of the gain was recorded as a component of sales of real estate on the accompanying Statements of Income for the year ended December 31, 2006; with the remaining gain of $5.9 million reflected in the sales of notes receivable line item on the accompanying statements of income. During the year ended December 31, 2007, approximately $42.8 million of the gain was recorded as a component of sales of real estate on the accompanying Statements of Income for the year ended December 31, 2007; with the offsetting amount of $3.4 million reflected in the sales of notes receivable line item on the accompanying statements of income.

The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold or securitized for each of the periods listed below:

	For the year ended December 31,

	2005	2006	2007

Prepayment rates	17% - 9%	17% - 9%	29% - 11%
Loss severity rates	35% - 45%	35% - 71%	38% - 72%
Default rates	10% - 1%	11% - 1%	12% - 1%
Discount rates	9% - 12%	9%	9% - 12.6%

The following is a description of the facilities that were used to sell notes receivable that qualified for sale recognition under the provisions of SFAS 140.

2004 BB&T Purchase Facility

On December 31, 2004, we executed agreements for a vacation ownership receivables purchase facility (the “2004 BB&T Purchase Facility”) with Branch Banking and Trust Company (“BB&T”). The 2004 BB&T Purchase Facility utilized an owner’s trust structure, pursuant to which we sold receivables to Bluegreen Receivables Finance Corporation IX, our wholly-owned, special purpose finance subsidiary (“BRFC IX”), and BRFC IX sold the receivables to an owner’s trust (a qualified special purpose entity) without recourse to us or BRFC IX except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the 2004 BB&T Purchase Facility. The 2004 BB&T Purchase Facility had detailed requirements with respect to the eligibility of receivables for purchase and fundings under the BB&T Purchase Facility were subject to certain conditions precedent. Under the 2004 BB&T Purchase Facility, a variable purchase price of approximately 85.0% of the principal balance of the receivables sold, subject to certain terms and conditions, was paid at closing in cash. The balance of the purchase price was deferred until such time as BB&T had received a specified return and all servicing, custodial, agent and similar fees and expenses had been paid. The specified return was equal to the commercial paper rate or London Interbank Offered Rate (“LIBOR”), as applicable, plus an additional return of 1.15%, subject to use of alternate return rates in certain circumstances. In addition, we paid BB&T structuring and other fees totaling $1.1 million in December 2004, which was expensed over the funding period of the 2004 BB&T Purchase Facility. We acted as servicer under the 2004 BB&T Purchase Facility for a fee. The BB&T Purchase Facility expired on December 30, 2005.

2005 Term Securitization

On December 28, 2005, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., served as initial purchaser and placement agent for a $203.8 million private offering and sale of vacation ownership receivable-backed securities (the

“2005 Term Securitization”). The $191.1 million in aggregate principal of vacation ownership receivables offered and sold in the 2005 Term Securitization were previously sold to BRFC IX. The proceeds of the 2005 Term Securitization were used to pay BB&T all amounts outstanding under the 2004 BB&T Purchase Facility, pay fees associated with the transaction to third-parties, deposit initial amounts in a required cash reserve account and the escrow accounts for the Pre-funded Receivables (see below) and provide net cash proceeds of $1.1 million to us.

In addition, the 2005 Term Securitization allowed for an additional $35.3 million in aggregate principal of our qualifying vacation ownership receivables (the “2005 Pre-funded Receivables”) that could be sold by us through March 28, 2006. The proceeds of $31.8 million (at an advance rate of 90%) as payment for the 2005 Pre-funded Receivables were deposited into an escrow account by the Indenture Trustee of the 2005 Term Securitization until such receivables were actually sold by us to BRFC X. During 2005, we sold $16.7 million in 2005 Pre-funded Receivables to BRFC X and the $15.1 million purchase price was disbursed to us from the escrow account. During 2006, we sold the remaining $18.6 million in pre-funded receivables to BRFC X and the $16.7 million purchase price was disbursed to us from the escrow account.

2006 GE Purchase Facility

In March 2006, we executed agreements for a VOI receivables purchase facility (the “2006 GE Purchase Facility”) with General Electric Real Estate (“GE”). The GE Purchase Facility utilizes an owner’s trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation XI, our wholly-owned, special purpose finance subsidiary (“BRFC XI”), and BRFC XI sells the receivables to an owner’s trust (a qualified special purpose entity) without recourse to us or BRFC XI except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the 2006 GE Purchase Facility. The GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the GE Purchase Facility are subject to certain conditions precedent. Under the 2006 GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to adjustment under certain terms and conditions, was paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE is entitled to receive a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the 2006 GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $437,500 in March 2006. Subject to the terms of the agreements, we act as servicer under the 2006 GE Purchase Facility for a fee.

The 2006 GE Purchase Facility allowed for transfers of notes receivable for a cumulative purchase price of up to $125.0 million through March 2008. During 2006, the Company transferred $72.0 million in VOI receivables for an aggregate purchase price of $64.8 million under the 2006 GE Purchase Facility. During 2007, the Company transferred $66.9 million in VOI receivables for an aggregate purchase price of $60.2 million under the GE Purchase Facility, which fully utilized the 2006 GE Purchase Facility.

2006 Term Securitization

In September 2006, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., served as initial purchaser and placement agent for a private offering and sale of $139.2 million of our VOI receivable-backed securities (the “2006 Term Securitization”). Approximately $153.0 million in aggregate principal of VOI receivables were securitized in this transaction, including: (1) $75.7 million in aggregate principal of receivables that were previously transferred under an existing VOI receivables purchase facility in which BB&T serves as Agent (see 2006 BB&T Purchase Facility below in Footnote 10); (2) $38.0 million of VOI receivables owned by us immediately prior to the 2006 Term Securitization and 3) an additional $39.3 million in aggregate principal of our qualifying VOI receivables (the “2006 Pre-funded Receivables”) that could be sold by us through December 22, 2006. The expected proceeds of $35.7 million (at an advance rate of 91%) as payment for the 2006 Pre-funded Receivables were originally deposited into an escrow account by the indenture trustee of the 2006 Term Securitization. During 2006, we sold $39.3 million in 2006 Pre-funded Receivables to BRFC XII and the $35.7 million purchase price was disbursed to us from the escrow account. The proceeds were used by us for general operating purposes.

2007 Term Securitization

In September 2007, BB&T Capital Markets, a division of Scott & Stringfellow, Inc. served as initial purchaser and placement agent for a private offering and sale of $177.0 million of VOI receivable-backed securities (the “2007 Term Securitization”). Approximately $200.0 million in aggregate principal of VOI receivables were securitized and sold in this transaction, including: (1) $115.5 million in aggregate principal of VOI receivables that were previously transferred under the 2006 BB&T Purchase Facility (see Note 10); (2) $35.8 million of VOI receivables owned by the Company immediately prior to the 2007 Term Securitization; and, (3) an additional $48.7 million in aggregate principal of the Company’s qualifying VOI receivables that could be sold by us through December 28, 2007 (the “2007 Pre-funded Receivables”). The purchase price for the 2007 Pre-Funded Receivables was deposited into an escrow account. During 2007, we sold $48.7 million in 2007 Pre-funded Receivables, and the $43.1 million purchase price was disbursed to us from the escrow account.

7.	Retained Interests in Notes Receivable Sold

Our retained interests in notes receivable sold, which are classified as available-for-sale investments, and their associated unrealized gains are set forth below (in thousands).

As of December 31, 2006:	Amortized Cost	Gross Unrealized Gain	Fair Value

2002 Term Securitization	$12,643	$472	$13,115
2004 Term Securitization (see Note 6)	17,784	2,785	20,569
2004 GE Purchase Facility (see Note 6)	6,695	56	6,751
2005 Term Securitization (see Note 6)	42,469	8,291	50,760
2006 GE Purchase Facility (see Note 6)	7,405	1,264	8,669
2006 Term Securitization (see Note 6)	23,253	7,506	30,759

Total	$110,249	$20,374	$130,623

As of December 31, 2007:	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value

2002 Term Securitization	$8,842	$—	$8,842
2004 Term Securitization (see Note 6)	11,934	2,797	14,731
2004 GE Purchase Facility (see Note 6)	5,633	(609)	5,024
2005 Term Securitization (see Note 6)	29,268	2,230	31,498
2006 GE Purchase Facility (see Note 6)	15,481	953	16,434
2006 Term Securitization (see Note 6)	24,522	1,529	26,051
2007 Term Securitization (see Note 6)	30,000	8,919	38,919

Total	$125,680	$15,819	$141,499

The contractual maturities of our retained interest in notes receivable sold as of December 31, 2007, based on the final maturity dates of the underlying notes receivable are as follows:

	Amortized Cost	Fair Value

After one year but within five	$8,842	$8,842
After five years but within ten	116,838	132,657

Total	$125,680	$141,499

The following assumptions were used to measure the fair value of the above retained interests as of December 31, 2006 and 2007:

	As of December 31,

	2006	2007

Prepayment rates	27% - 6%	33% - 6%
Loss severity rates	30% - 71%	18% - 72%
Default rates	11% - 1%	12% - 0%
Discount rates	8% - 9%	12.6%

The following table shows the hypothetical fair value of our retained interests in notes receivable sold based on a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests (dollars in thousands):

		Hypothetical Fair Value at December 31, 2007

	Adverse Change Percentage	2002 Term Securitization	2004 Term Securitization	2004 GE Purchase Facility	2005 Term Securitization	2006 GE Purchase Facility	2006 Term Securitization	2007 Term Securitization

Prepayment rate:	10%	$8,776	$14,433	$5,006	$31,005	$16,286	$25,601	$38,424
	20%	8,712	14,146	4,988	30,537	16,146	25,180	37,963

Loss severity rate:	10%	8,775	14,635	4,857	30,760	15,467	25,460	37,940
	20%	8,709	14,538	4,689	30,022	14,502	24,868	36,961

Default rate:	10%	8,762	14,587	4,822	30,724	15,295	25,382	37,662
	20%	8,683	14,444	4,624	29,961	14,186	24,723	36,430

Discount rate:	10%	8,386	14,405	4,869	30,857	15,804	25,541	37,893
	20%	7,954	14,093	4,722	30,246	15,211	25,054	36,916

The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries (in thousands):

	For the Year Ended December 31,

	2005	2006	2007

Proceeds from new sales of receivables	$198,260	$218,455	$229,067
Collections on previously sold receivables	(104,863)	(145,096)	(173,448)
Servicing fees received	4,969	6,955	8,697
Purchases of defaulted receivables	(631)	(1,122)	(3,420)
Resales of foreclosed assets	(30,573)	(40,566)	(44,786)
Remarketing fees received	16,793	23,163	25,858
Cash received on retained interests in notes receivable sold	11,016	30,032	35,949
Cash paid to fund required reserve accounts	(6,445)	(13,495)	(10,044)
Purchases of upgraded accounts	(2,443)	(17,447)	(28,251)

Quantitative information about the portfolios of VOI notes receivable previously sold without recourse in which we hold the above retained interests is as follows (in thousands):

	As of December 31, 2007		Year Ended December 31, 2007

	Total Principal Amount of Loans	Principal Amount of Loans 60 or More Days Past Due	Credit Losses, Net of Recoveries

2002 Term Securitization	$29,638	$767	$584
2004 Term Securitization	55,880	1,409	2,463
2004 GE Purchase Facility	20,941	708	706
2005 Term Securitization	131,711	3,826	6,113
2006 GE Purchase Facility	105,680	2,679	—
2006 Term Securitization	112,700	3,771	3,557
2007 Term Securitization	188,185	3,865	—

The net unrealized gain on our retained interests in notes receivable sold, which is presented as a separate component of our shareholders’ equity net of income taxes, was approximately $12.6 million and $9.8 million as of December 31, 2006 and 2007, respectively.

During the years ended December 31, 2005 and 2006, we recorded an other-than-temporary decrease of approximately $539,000 and $39,000 respectively, in the fair value of one of our VOI receivable transactions, based primarily on higher than projected defaults. In 2007, we recorded an other-than-temporary decrease in the fair value of two of our VOI receivable transactions totaling approximately $2.4 million, based primarily on an increase in the discount rates used to value our retained interest in notes receivable sold. These charges have been netted against interest income on our consolidated statements of income.

8.	Inventory

Our net inventory holdings, summarized by division, are set forth below (in thousands).

	As of December 31,

	2006	2007

Bluegreen Resorts	$233,290	$288,969
Bluegreen Communities	116,043	145,999

	$349,333	$434,968

Bluegreen Resorts inventory as of December 31, 2006 consisted of land inventory of $46.6 million, $85.4 million of construction-in-progress and $101.3 million of completed VOI units. Bluegreen Resorts inventory as of December 31, 2007, consisted of land inventory of $75.3 million, $121.1 million of construction-in-progress and $92.6 million of completed VOI units.

Interest capitalized to inventory during the years ended December 31, 2005, 2006, and 2007 totaled $10.0 million, $12.1 million, and $15.5 million, respectively. The interest expense reflected in our consolidated statements of income is net of capitalized interest.

9.	Property and Equipment

          The table below sets forth the property and equipment held by us (in thousands).

		December 31,

	Useful Life	2006	2007

Office equipment, furniture and fixtures	3-14 years	$58,795	$67,894
Golf course land, land improvements, buildings and equipment	5-39 years	33,684	32,462
Land, buildings and building improvements	3-31 years	35,254	42,694
Leasehold improvements	2-14 years	16,846	15,663
Transportation and equipment	3-5 years	2,459	2,435

		147,038	161,148
Accumulated depreciation and amortization of leasehold improvements		(54,593)	(66,727)

Total		$92,445	$94,421

10.	Receivable-Backed Notes Payable

          The table below sets forth the balances of our receivable-back notes payable facilities (in thousands).

	December 31,

	2006	2007

2006 BB&T Purchase Facility	$—	$16,967
GMAC Receivable Facility	16,870	11,400
GE Bluegreen/Big Cedar Receivables Facility	—	24,100
Textron Facility	2,180	1,482
Foothill Facility	1,983	1,050
Other	17	—

Total	$21,050	$54,999

The 2006 BB&T Purchase Facility. In June 2006, we executed agreements for a VOI receivables purchase facility (the “2006 BB&T Purchase Facility”) with BB&T. While ownership of the receivables is transferred for legal purposes, the transfer of the receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The 2006 BB&T Purchase Facility utilizes an owner’s trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary (“BTFC I”), and BTFC I subsequently transfers the receivables to an owner’s trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the BB&T Purchase Facility. The 2006 BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the BB&T Purchase Facility are subject to certain conditions precedent. Under the 2006 BB&T Purchase Facility, as amended, a variable purchase price of approximately 83% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T and other liquidity providers arranged by BB&T have in aggregate received a specified return (the “Specified Return”) and all servicing, custodial, agent and similar fees and expenses have been paid. The Specified Return is equal to either the commercial paper rate or LIBOR rate plus 1.25%, subject to use of alternate return rates in certain circumstances. We act as servicer under the 2006 BB&T purchase facilities for a fee. The BB&T Purchase Facility allows for transfers of notes receivable for a cumulative purchase price of up to $137.5 million, on a revolving basis, through May 2008.

During the year ended December 31, 2007, we transferred $143.3 million of VOI notes receivable to the 2006 BB&T Purchase Facility and received $121.4 million in cash proceeds. In connection with the 2007 Term Securitization (see Note 6) all amounts outstanding on the 2006 BB&T Purchase Facility as of September 2007 were repaid. In December 2007, we transferred $20.4 million of VOI notes receivable to the 2006 BB&T Purchase Facility and received $17.0 million in cash proceeds. The remaining availability under the 2006 BB&T Purchase Facility, subject to the terms and conditions of the facility, was $120.5 million. As of December 31, 2007, the outstanding balance bore interest at 5.85%. During 2006, we borrowed $68.4 million under the 2006 BB&T Purchase Facility.

The GMAC Receivables Facility. In February 2003, we entered into a revolving VOI receivables credit facility (the “GMAC Receivables Facility”) with Residential Funding Corporation (“RFC”), an affiliate of GMAC. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Interest payments are due monthly. During the years ended December 31, 2006 and 2007, we did not pledge any VOI receivables under the GMAC Receivables Facility. As of December 31, 2007, the outstanding balance bore interest at 8.60%. In February 2008, the advance period on the GMAC Receivables Facility expired. All amounts outstanding under the GMAC Receivables Facility are due on February 15, 2015.

GE Bluegreen/Big Cedar Receivables Facility. During April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility (the “GE Bluegreen/Big Cedar Receivables Facility”) with GE. Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the Facility. The GE Bluegreen/Big Cedar Receivables Facility allows for advances on a revolving basis through April 16, 2009. All outstanding borrowings on the GE Bluegreen/Big Cedar Receivables Facility mature no later than April 16, 2016. The GE Bluegreen/Big Cedar Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GE Bluegreen/Big Cedar Receivables Facility ranges from 97% - 90% (based on the spread between the weighted average note receivable coupon and GE’s interest rate) of the outstanding principal balance of eligible notes receivable arising from the sale of VOIs. The GE Bluegreen/Big Cedar Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GE Bluegreen/Big Cedar Receivables Facility. Indebtedness under the GE Bluegreen/Big Cedar Receivables Facility bears interest adjusted monthly at the one month LIBOR plus 1.75%. The Bluegreen/Big Cedar Joint Venture was required to pay an upfront loan commitment fee of $225,000 in connection with the Facility. During 2007 the Bluegreen/Big Cedar Joint Venture pledged $32.0 million in aggregate principal balance of notes receivable under the facility and received $30.8 million in cash proceeds, net of issuance costs. As of December 31, 2007, the outstanding balance bore interest at 6.35%, and the remaining availability under the GE Bluegreen/Big Cedar Receivables Facility, subject to the terms and conditions of this facility, was $20.9 million.

The Textron Facility. During December 2003, we signed a combination $30.0 million Acquisition and Development and Timeshare Receivables facility with Textron Financial Corporation (the “Textron Facility”). The borrowing period for acquisition and development loans under the Textron Facility expired on October 1, 2004. The borrowing period for VOI receivables loans under the Textron Facility expired on March 1, 2006, and outstanding VOI receivables borrowings mature no later than March 31, 2009. Receivable-backed borrowings under the Textron Facility bear interest at the prime lending rate plus 1.00% (8.25% at December 31, 2007), subject to a 6.00% minimum interest rate.

The Foothill Facility. The Foothill Facility is secured by the pledge of Bluegreen Communities’ receivables, inventory, and for the pledge of Bluegreen Resorts’ receivables and requires principal payments based on agreed-upon release prices as homesites in the encumbered communities are sold and bears interest at the prime lending rate plus 1.25% (8.5% at December 31, 2007). Interest payments are due monthly. The interest rate charged on outstanding receivable borrowings under the Foothill Facility is the prime lending rate plus 0.25% (7.5% at December 31, 2007) when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50% (7.75% at December 31, 2007). All principal and interest payments received on pledged receivables are applied to principal and interest due under the Foothill Facility. At December 31, 2007, approximately $711,000 of the outstanding balance relates to Bluegreen Communities’ receivables borrowings and approximately $339,000 relates to Bluegreen Resorts’ receivables borrowings. Outstanding indebtedness collateralized by receivables is due December 31, 2008. As of December 31, 2007, the outstanding balance bore interest at 7.75%.

11.	Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of our inventory and to fund operations. Financial data related to our borrowing facilities is set forth below (in thousands).

	December 31, 2006	December 31, 2007

Lines-of-credit secured by inventory and golf courses with a carrying value of $251 million at December 31, 2007. Interest rates range from 9.25% to 9.83% at December 31, 2006 and 8.25% to 9.10% at December 31, 2007. Maturities range from September 2009 to November 2011	$90,974	$148,080

Notes and mortgage notes secured by certain inventory, property, equipment and investments with an aggregate carrying value of $51 million at December 31, 2007. Interest rates ranged from 4.75% to 9.50% at December 31, 2006 to 6.05% to 8.50% at December 31, 2007. Maturities range from February 2008 to May 2026	32,736	28,501

Lease obligations secured by the underlying assets with an aggregate carrying value of $0.4 million at December 31, 2007. Imputed interest rates ranging from 3.29% to 14.20% at December 31, 2006 and from 3.29% to 9.92% at December 31, 2007. Maturities range from February 2008 to November 2011	702	397

Total	$124,412	$176,978

The table below sets forth the contractual minimum principal payments required on our lines-of-credit and notes payable and capital lease obligations for each year subsequent to December 31, 2007. Such minimum contractual payments may differ from actual payments due to the effect of principal payments required on a homesite or VOI release basis for certain of the above obligations (in thousands).

2008	$7,442
2009	121,141
2010	28,851
2011	16,024
2012	307
Thereafter	3,213

Total	$176,978

The following is a discussion of our significant credit facilities and significant new borrowings during the year ended December 31, 2007:

The GMAC AD&C Facility. In February 2003, RFC also provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the “GMAC AD&C Facility”). The period during which individual projects can be added to the GMAC AD&C Facility, as amended, expires on February 15, 2008, but borrowings on approved projects can be made, subject to the terms and conditions of individual project commitments on dates from July 2008 through June 2009, with outstanding borrowings maturing on dates ranging from September 2010 through November 2011. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Interest payments are due monthly. During the year ended December 31, 2007, we borrowed $81.4 million under the GMAC AD&C Facility in the aggregate on our Fountains (Orlando), and

Las Vegas resorts as well as the acquisition of a 27.5 acre property located on Table Rock Lake located in Ridgedale, Missouri. As of December 31, 2007, the outstanding balance bore interest at 9.10%.

The GMAC Communities Facility. We have a revolving credit facility with RFC (the “GMAC Communities Facility”) for the purpose of financing our Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the “Secured Projects”): Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary River Club at St. Andrews Sound (St. Simons Island, Georgia). In addition, the GMAC Communities Facility is secured by our Carolina National and the Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. The period during which we can add additional projects to the GMAC Communities Facility has expired although we can continue to borrow on projects approved prior to the expiration of the individual borrowing commitments ranging from June 30, 2008 though the maturity of the facility on September 30, 2009. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to finance the acquisition and development of Bluegreen Communities projects. During 2007 we borrowed $68.5 million under the GMAC Communities Facility. In addition, we had repayments of approximately $54.4 million under this facility during 2007. As of December 31, 2007, the outstanding balance bore interest at 8.25%.

The Wachovia Line-of-Credit. In August 2007, we executed agreements to renew our unsecured line-of-credit with Wachovia Bank, N.A. and increase it from $15.0 million to $20.0 million. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75%. Interest is due monthly, and all outstanding amounts are due on July 30, 2009. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of December 31, 2007, no borrowings were outstanding under this line; however, as of December 31, 2007 an aggregate of $551,000 of irrevocable letters of credit, were provided under this line-of-credit.

12. Senior Secured Notes Payable

On April 1, 1998, we consummated a private placement offering (the “Offering”) of $110.0 million in aggregate principal amount of 10.50% senior secured notes due April 1, 2008 (the “Notes”). On June 27, 2005, we used the proceeds from our junior subordinated debentures to redeem $55.0 million in aggregate principal amount of the Notes at a redemption price of 101.75% plus accrued and unpaid interest through June 26, 2005 of approximately $1.4 million. Interest on the Notes is payable semiannually on April 1 and October 1 of each year. The Notes are redeemable at our option, in whole or in part, in cash, together with accrued and unpaid interest, if any, to the date of redemption at par. As of December 31, 2006 and 2007, the principal balance of the Notes totaled $55.0 million.

The Notes are our senior obligations and rank pari passu in right of payment with all of our existing and future senior indebtedness and rank senior in right of payment to all of our existing and future subordinated obligations. None of the assets of Bluegreen Corporation secures our obligations under the Notes, and the Notes are effectively subordinated to our secured indebtedness to any third party to the extent of assets serving as security thereon. The Notes are unconditionally guaranteed, jointly and severally, by each of our subsidiaries (the “Subsidiary Guarantors”), with the exception of the Joint Venture, Bluegreen Properties N.V., Resort Title Agency, Inc., any special purpose finance subsidiary, any subsidiary which is formed and continues to operate for the limited purpose of holding a real estate license and acting as a broker, and certain other subsidiaries which have individually less than $50,000 of assets (collectively, “Non-Guarantor Subsidiaries”). Each of the note guarantees covers the full amount of the Notes and each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us. The Note guarantees are senior obligations of each Subsidiary Guarantor and rank pari passu in right of payment with all existing and future senior indebtedness of each such Subsidiary Guarantor and senior in right of payment to all existing and future subordinated indebtedness of each such Subsidiary Guarantor. The Note guarantees of certain Subsidiary Guarantors are secured by a first mortgage (subject to customary exceptions) or similar instrument (each, a “Mortgage”) on certain Bluegreen Communities properties of such Subsidiary Guarantors (the “Pledged Properties”). Absent the occurrence and the continuance of an event of default, the Notes trustee is required to release its lien on the Pledged Properties as property is sold and the Trustee does not have a lien on the proceeds of any such sale. As of December 31, 2007, the Pledged Properties had an aggregate net carrying value of approximately $944,692. The Notes’ indenture includes certain negative covenants including restrictions on the incurrence of certain debt and liens and on payments of cash dividends.

Supplemental financial information for Bluegreen Corporation, our combined Non-Guarantor Subsidiaries and our combined Subsidiary Guarantors is presented below.

CONDENSED CONSOLIDATING BALANCE SHEETS
(dollars in thousands)

	December 31, 2006

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$36,316	$17,002	$17,830	$—	$71,148
Contracts receivable, net	—	1,222	22,634	—	23,856
Intercompany receivable	165,997	—	—	(165,997)	—
Notes receivable, net	—	57,845	86,406	—	144,251
Inventory, net	—	17,967	331,366	—	349,333
Retained interests in notes receivable sold	—	130,623	—	—	130,623
Property and equipment, net	16,110	933	75,402	—	92,445
Investments in subsidiaries	290,084	—	3,230	(293,314)	—
Other assets	7,860	4,582	30,114	—	42,556

Total assets	$516,367	$230,174	$566,982	$(459,311)	$854,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued liabilities and other	$33,303	$20,717	$54,173	$—	$108,193
Intercompany payable	—	8,967	157,030	(165,997)	—
Deferred income taxes	(19,813)	47,864	59,573	—	87,624
Lines-of-credit and notes payable	4,646	18,914	121,902	—	145,462
10.50% senior secured notes payable	55,000	—	—	—	55,000
Junior subordinated debentures	90,208	—	—	—	90,208

Total liabilities	163,344	96,462	392,678	(165,997)	486,487
Minority interest	—	—	—	14,702	14,702
Total shareholders’ equity	353,023	133,712	174,304	(308,016)	353,023

Total liabilities and shareholders’ equity	$516,367	$230,174	$566,982	$(459,311)	$854,212

	December 31, 2007

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$104,793	$24,581	$15,599	$—	$144,973
Contracts receivable, net	—	893	19,639	—	20,532
Intercompany receivable	112,312	13,138	—	(125,450)	—
Notes receivable, net	—	77,414	83,251	—	160,665
Inventory, net	—	29,117	405,851	—	434,968
Retained interests in notes receivable sold	—	141,499	—	—	141,499
Property and equipment, net	13,471	562	80,388	—	94,421
Investments in subsidiaries	312,446	—	3,230	(315,676)	—
Other assets	9,072	2,821	30,627	—	42,520

Total assets	$552,094	$290,025	$638,585	$(441,126)	$1,039,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued liabilities and other	$21,620	$17,961	$96,300	$—	$135,881
Intercompany payable	—	—	125,450	(125,450)	—
Deferred income taxes	(20,534)	57,337	61,559	—	98,362
Lines-of-credit and notes payable	73	65,666	166,238	—	231,977
10.50% senior secured notes payable	55,000	—	—	—	55,000
Junior subordinated debentures	110,827	—	—	—	110,827

Total liabilities	166,986	140,964	449,547	(125,450)	632,047
Minority interest	—	—	—	22,423	22,423
Total shareholders’ equity	385,108	149,061	189,038	(338,099)	385,108

Total liabilities and shareholders’ equity	$552,094	$290,025	$638,585	$(441,126)	$1,039,578

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(dollars in thousands)

	Year Ended December 31, 2005

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Eliminations	Consolidated

REVENUES
Sales of real estate	$—	$55,007	$495,328	$—	$550,335
Other resort and communities operations revenue	—	13,236	60,561	—	73,797
Management fees	58,360	—	—	(58,360)	—
Equity income from subsidiaries	52,045	—	—	(52,045)	—
Interest income	1,379	17,294	16,125	—	34,798
Gain on sales of notes receivable	—	25,226	—	—	25,226

	111,784	110,763	572,014	(110,405)	684,156
COSTS AND EXPENSES
Cost of real estate sales	—	15,955	161,845	—	177,800
Cost of other resort and communities operations	—	5,056	72,261	—	77,317
Management fees	—	1,158	57,202	(58,360)	—
Selling, general and administrative expenses	61,934	27,297	211,008	—	300,239
Interest expense	4,446	2,875	7,153	—	14,474
Provision for loan losses	—	1,416	26,171	—	27,587
Other expense, net	1,967	3,117	1,123	—	6,207

	68,347	56,874	536,763	(58,360)	603,624

Income before minority interest and provision for income taxes	43,437	53,889	35,251	(52,045)	80,532
Minority interest in income of consolidated subsidiary	—	—	—	4,839	4,839

Income before provision for income taxes	43,437	53,889	35,251	(56,884)	75,693
(Benefit) provision for income taxes	(3,114)	19,502	12,754	—	29,142

Net income	$46,551	$34,387	$22,497	$(56,884)	$46,551

	Year Ended December 31, 2006

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Eliminations	Consolidated

REVENUES
Sales of real estate	$—	$58,568	$504,578	$—	$563,146
Other resort and communities operations revenue	—	14,198	49,412	—	63,610
Management fees	57,667	—	—	(57,667)	—
Equity income from subsidiaries	26,572	—	—	(26,572)	—
Interest income	1,768	24,753	14,244	—	40,765
Gain on sales of notes receivable	—	5,852	—	—	5,852

	86,007	103,371	568,234	(84,239)	673,373
COSTS AND EXPENSES
Cost of real estate sales	—	16,134	162,920	—	179,054
Cost of other resort and communities operations	—	4,913	48,280	—	53,193
Management fees	—	844	56,823	(57,667)	—
Selling, general and administrative expenses	48,158	29,953	278,878	—	356,989
Interest expense	4,853	4,106	9,826	—	18,785
Other expense, net	1,194	1,193	474	—	2,861

	54,205	57,143	557,201	(57,667)	610,882

Income before minority interest and provision for income taxes	31,802	46,228	11,033	(26,572)	62,491
Minority interest in income of consolidated subsidiary	—	—	—	7,319	7,319

Income before provision for income taxes	31,802	46,228	11,033	(33,891)	55,172
Provision for income taxes	1,985	14,681	4,195	—	20,861

Income before cumulative effect of change in accounting principle	29,817	31,547	6,838	(33,891)	34,311
Cumulative effect of change in accounting principle, net of tax	—	(1,942)	(3,736)	—	(5,678)
Minority interest in income of cumulative effect of change in accounting principle	—	—	—	1,184	1,184

Net income	$29,817	$29,605	$3,102	$(32,707)	$29,817

	Year Ended December 31, 2007

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Eliminations	Consolidated

REVENUES
Sales of real estate	$—	$56,354	$526,404	$—	$582,758
Other resort and communities operations revenue	—	13,268	54,143	—	67,411
Management fees	69,182	—	—	(69,182)	—
Equity income from subsidiaries	25,381	—	—	(25,381)	—
Interest income	3,054	28,201	13,448	—	44,703
Sales of notes receivable	—	(3,378)	—	—	(3,378)

	97,617	94,445	593,995	(94,563)	691,494
COSTS AND EXPENSES
Cost of real estate sales	—	12,965	165,766	—	178,731
Cost of other resort and communities operations	—	4,507	45,475	—	49,982
Management fees	—	9,782	59,400	(69,182)	—
Selling, general and administrative expenses	47,118	32,481	297,952	—	377,551
Interest expense	18,912	5,360	—	—	24,272
Other expense (income), net	382	(133)	1,494	—	1,743

	66,412	64,962	570,087	(69,182)	632,279

Income before minority interest and provision for income taxes	31,205	29,483	23,908	(25,381)	59,215
Minority interest in income of consolidated subsidiary	—	—	—	7,721	7,721

Income before provision for income taxes	31,205	29,483	23,908	(33,102)	51,494
(Benefit) provision for income taxes	(721)	11,203	9,086	—	19,568

Net income	$31,926	$18,280	$14,822	$(33,102)	$31,926

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31, 2005

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Consolidated

Operating activities:
Net cash (used) provided by operating activities	$(10,409)	$12,777	$93,157	$95,525

Investing activities:
Cash received from retained interests in notes receivable sold	—	11,016	—	11,016
Investment in statutory business trust	(1,780)	—	—	(1,780)
Installment payments on business acquisition	—	—	(675)	(675)
Purchases of property and equipment	(5,112)	(216)	(11,396)	(16,724)
Proceeds from sales of property and equipment	—	—	22	22

Net cash (used) provided by investing activities	(6,892)	10,800	(12,049)	(8,141)

Financing activities:
Proceeds from borrowings collateralized by notes receivable	—	11,966	12,806	24,772
Payments on borrowings collateralized by notes receivable	—	(37,743)	(26,971)	(64,714)
Proceeds from borrowings under line-of-credit facilities and notes payable	—	—	26,382	26,382
Payments under line-of-credit facilities and notes payable	(1,071)	(1,113)	(89,887)	(92,071)
Payments on 10.50% senior secured notes payable	(55,000)	—	—	(55,000)
Proceeds from issuance of junior subordinated debentures	59,280	—	—	59,280
Payment of debt issuance costs	(1,862)	(37)	(1,401)	(3,300)
Proceeds from exercise of employee and director stock options	1,406	—	—	1,406

Net cash provided (used) by financing activities	2,753	(26,927)	(79,071)	(103,245)

Net increase (decrease) in cash and cash equivalents	(14,548)	(3,350)	2,037	(15,861)
Cash and cash equivalents at beginning of period	70,256	18,793	11,516	100,565

Cash and cash equivalents at end of period	55,708	15,443	13,553	84,704
Restricted cash and cash equivalents at end of period	(173)	(6,709)	(11,439)	(18,321)

Unrestricted cash and cash equivalents at end of period	$55,535	$8,734	$2,114	$66,383

	Year Ended December 31, 2006

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Consolidated

Operating activities:
Net cash (used) provided by operating activities	$(41,538)	$(13,051)	$63,015	$8,426

Investing activities:
Cash received from retained interests in notes receivable sold	—	30,032	—	30,032
Investments in statutory business trusts	(928)	—	—	(928)
Purchases of property and equipment	(7,180)	(68)	(17,488)	(24,736)
Proceeds from sales of property and equipment	—	—	93	93

Net cash (used) provided by investing activities	(8,108)	29,964	(17,395)	4,461

Financing activities:
Proceeds from borrowings collateralized by notes receivable	—	68,393	—	68,393
Payments on borrowings collateralized by notes receivable	—	(81,303)	(3,811)	(85,114)
Proceeds from borrowings under line-of-credit facilities and notes payable	6,500	—	50,170	56,670
Payments under line-of-credit facilities and notes payable	(7,824)	(193)	(86,569)	(94,586)
Proceeds from issuance of junior subordinated debentures	30,928	—	—	30,928
Payment of debt issuance costs	(1,054)	(2,251)	(1,133)	(4,438)
Proceeds from exercise of employee and director stock options	2,645	—	—	2,645
Distributions to minority interest	(941)	—	—	(941)

Net cash provided (used) by financing activities	30,254	(15,354)	(41,343)	(26,443)

Net (decrease) increase in cash and cash equivalents	(19,392)	1,559	4,277	(13,556)
Cash and cash equivalents at beginning of period	55,708	15,443	13,553	84,704

Cash and cash equivalents at end of period	36,316	17,002	17,830	71,148
Restricted cash and cash equivalents at end of period	(173)	(8,478)	(12,825)	(21,476)

Unrestricted cash and cash equivalents at end of period	$36,143	$8,524	$5,005	$49,672

	Year Ended December 31, 2007

	Bluegreen Corporation	Combined Non-Guarantor Subsidiaries	Combined Subsidiary Guarantors	Consolidated

Operating activities:
Net cash (used) provided by operating activities	$44,015	$(62,687)	$(2,449)	$(21,121)

Investing activities:
Cash received from retained interests in notes receivable sold	—	35,949	—	35,949
Investments in statutory business trusts	(619)	—	—	(619)
Purchases of property and equipment	(4,868)	(58)	(10,929)	(15,855)
Proceeds from sales of property and equipment	—	—	2	2

Net cash (used) provided by investing activities	(5,487)	35,891	(10,927)	19,477

Financing activities:
Proceeds from borrowings collateralized by notes receivable	—	151,973	—	151,973
Payments on borrowings collateralized by notes receivable	—	(117,749)	(2,396)	(120,145)
Proceeds from borrowings under line-of-credit facilities and notes payable	—	—	147,835	147,835
Payments under line-of-credit facilities and notes payable	(2,541)	(89)	(120,690)	(123,320)
Proceeds from issuance of junior subordinated debentures	20,619	—	—	20,619
Payment of debt issuance costs	(711)	(628)	(713)	(2,052)
Proceeds from exercise of employee and director stock options	559	—	—	559

Net cash provided by financing activities	17,926	33,507	24,036	75,469

Net increase in cash and cash equivalents	56,454	6,711	10,660	73,825
Cash and cash equivalents at beginning of period	36,316	17,002	17,830	71,148

Cash and cash equivalents at end of period	92,770	23,713	28,490	144,973
Restricted cash and cash equivalents at end of period	(475)	(7,810)	(11,175)	(19,460)

Unrestricted cash and cash equivalents at end of period	$92,295	$15,903	$17,315	$125,513

13.        Junior Subordinated Debentures

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

We had the following junior subordinated debentures outstanding at December 31, 2007 (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures	Initial Equity To Trust (3)	Issue Date	Fixed Interest Rate (1)	Variable Interest Rate (2)	Beginning Optional Redemption Date	Maturity Date

Bluegreen Statutory					3-month LIBOR
Trust I	$23,196	$696	3/15/05	9.160%	+ 4.90%	3/30/10	3/30/35
Bluegreen Statutory					3-month LIBOR
Trust II	25,774	774	5/04/05	9.158%	+ 4.85%	7/30/10	7/30/35
Bluegreen Statutory					3-month LIBOR
Trust III	10,310	310	5/10/05	9.193%	+ 4.85%	7/30/10	7/30/35
Bluegreen Statutory					3-month LIBOR
Trust IV	15,464	464	4/24/06	10.130%	+ 4.85%	6/30/11	6/30/36
Bluegreen Statutory					3-month LIBOR
Trust V	15,464	464	7/21/06	10.280%	+ 4.85%	9/30/11	9/30/36
Bluegreen Statutory					3-month LIBOR
Trust VI	20,619	619	2/26/07	9.842%	+ 4.80%	4/30/12	4/30/37

	$110,827	$3,327

(1)	Both the trust preferred securities and junior subordinated debentures bear interest at a fixed interest rate from the issue date through the beginning optional redemption date.

(2)	Both the trust preferred securities and junior subordinated debentures bear interest at a variable interest rate from the beginning optional redemption date through the maturity date.

(3)	Initial equity in trust is recorded as part of other assets in our consolidated balance sheets.

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

	December 31, 2006		December 31, 2007

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$71,148	$71,148	$144,973	$144,973
Contracts receivable, net	23,856	23,856	20,532	20,532
Notes receivable, net	144,251	144,251	160,665	160,665
Retained interests in notes receivable sold	130,623	130,623	141,499	141,499
Lines-of-credit, notes payable, and receivable-backed notes payable	145,462	145,462	231,977	231,977
10.50% senior secured notes payable	55,000	55,275	55,000	54,725
Junior subordinated debentures	90,208	82,141	110,827	103,351

15.        Common Stock and Stock Option Plans

Shareholders’ Rights Plan

On July 27, 2006, the Board of Directors adopted rights agreement (the “Rights Agreement”) and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock. The Board of Directors authorized the adoption of the Rights Agreement to protect shareholders from coercive or otherwise unfair takeover tactics. In general terms, (as amended with Form 8-A/A filed with the SEC on May 24, 2007) the Rights Agreement imposes a significant penalty upon any person or group which acquires beneficial ownership of 10% or more of the Company’s outstanding common stock without the prior approval of the Board of Directors. The Company, its subsidiaries, employee benefit plans or any of its subsidiaries, and any entity holding common stock for or pursuant to the terms of any such employee benefit plan will be excepted, as will Levitt Corporation, its affiliates, successors and assigns.

On October 16, 2006, in connection with the settlement of litigation then pending before the United States District Court for the Southern District of Florida between the Company, as plaintiff, David A. Siegel, David A. Siegel Revocable Trust, and Central Florida Investments, Inc., as defendants (collectively, the “Siegel Shareholders”), and the directors of the Company, as counter-defendants, the Rights Agreement was amended pursuant to a Stipulation and Order (the “Stipulation”) to extend the period in which the Siegel Shareholders may divest their shares of the Company’s common stock to avoid the impact of the Rights Agreement. On May 21, 2007 and October 16, 2007, we amended the Stipulation and the Rights Agreement to further extend the period in which the Siegel Shareholders may divest their shares of the Company’s common stock. The Stipulation, as currently in effect, requires that the Siegel Shareholders their ownership of an aggregate of 1,112,000 of shares of the Company’s common stock by April 16, 2008, to divest an additional 4,260,198 shares of the Company’s common stock by October 16, 2008 and to divest their remaining shares of the Company’s common stock by October 16, 2009. However, if the Siegel Shareholders breach any provision of the Stipulation, the Company’s Board of Directors may terminate the period for divestiture.

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

All options granted to non-employee directors (the “Outside Directors”) on or prior to December 31, 2002 vested ratably over a three-year period while options granted after December 31, 2002 vest either immediately upon grant or on the five-year anniversary of the date of grant. All Outside Director stock options are nonqualified and expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances.

The following table lists our grants of stock options and restricted stock to our employees and our non-employee directors under the 2005 Stock Incentive Plan (in thousands, in shares). See Note 1 of the Notes to Consolidated Financial Statements for further discussion of stock options granted.

	Stock Option Awards			Restricted Stock Awards

	Employees	Directors	Weighted average grant date fair value	Employees	Directors

2005	668,000	141,346	$10.81	—	5,374
2006	440,000	142,785	$6.58	—	17,497
2007	—	136,494	$5.58	196,850	16,696

Total	1,108,000	420,625		196,850	39,567

A summary of our stock option activity related to all of our prior and current stock option plans is presented below (in thousands, except per share data).

	Number of Shares Reserved	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable

Balance at December 31, 2005	3,201	2,010	$10.65	665
Granted	—	583	$12.02
Forfeited	(86)	(217)	$11.20
Exercised	(312)	(312)	$8.48

Balance at December 31, 2006	2,803	2,064	$11.31	481

Granted	—	137	$11.98
Forfeited	—	(123)	$17.05
Exercised	(140)	(140)	$3.99

Balance at December 31, 2007	2,663	1,938	$11.51	579

The weighted average exercise price of shares exercisable as of December 31, 2007 was $9.00 and the weighted average remaining contractual term of these shares was 5.7 years. The aggregate intrinsic value of our stock options outstanding and exercisable was $3.7 million and $1.0 million as of December 31, 2006 and 2007, respectively. The total intrinsic value of our stock options exercised during the years ended December 31, 2005, 2006, and 2007 was $2.9 million, $1.4 million and $1.1 million, respectively. The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at December 31, 2007 (grouped by range of exercise prices) were:

	Number of Options	Number of Vested Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Weighted- Average Exercise Price (Vested Only)

	(In 000’s)	(In 000’s)	(In years)

$2.11 - $3.00	35	35	3.5	$2.21	$2.21
$3.01 - $4.52	423	220	4.8	$3.47	$3.45
$4.53 - $6.79	130	30	5.3	$5.86	$5.92
$6.80 - $10.20	39	39	1.0	$8.82	$8.82
$10.21 - $15.31	684	114	9.4	$11.96	$11.47
$15.32 - $18.36	627	141	7.6	$18.29	$18.04

	1,938	579	7.2	$11.51	$9.00

Common Stock Reserved For Future Issuance

As of December 31, 2007, common stock reserved for future issuance was comprised of shares issuable (in thousands):

Upon exercise of stock options under our employee stock option plan (1)	2,598
Upon exercise of outside director stock options under our director stock option plan	65

2,663

(1)	Stock options were granted to non-employee directors under our Employee Stock Option Plan during 2005, 2006 and 2007.

16.        Commitments and Contingencies

At December 31, 2007, the estimated cost to complete development work in subdivisions or resorts from which homesites or VOIs have been sold totaled $76.6 million. Development is estimated to be completed as follows: 2008 — $46.5 million, 2009 - $21.6 million, 2010 and beyond - $8.5 million.

In 2006 we entered into a separation agreement with our former CEO, George Donovan. Under the terms of this agreement, Mr. Donovan will be paid a total of $3 million over a seven year period in exchange for his services to be available on a when and if needed basis. We recorded an expense of $2.6 million in 2006, which represents the then present value of the seven year agreement. As of December 31, 2007 we owed Mr. Donovan $2.5 million in remaining payments, the present value of which is recorded as a liability on our consolidated balance sheet.

Rent expense for the years ended December 31, 2005, 2006, and 2007 totaled approximately $8.5 million, $11.6 million and $13.0 million, respectively.

Lease commitments under these and our various other noncancelable operating leases for each of the five years subsequent to December 31, 2007, and thereafter are as follows (in thousands):

2008	$9,130
2009	8,100
2010	6,937
2011	4,388
2012	3,467
Thereafter	22,081

Total future minimum lease payments	$54,103

At December 31, 2007, we had approximately $551,000 in outstanding commitments under stand-by letters of credit with banks, primarily related to the construction of an elevated water tank for one our Bluegreen Communities projects.

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. Unless otherwise described below, we believe that these claims are routine litigation incidental to our business. The following are matters that we are describing in more detail in accordance with SFAS No. 5, Accounting for Contingencies.

Bluegreen Resorts

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $652,000 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law, and intend to vigorously oppose such assessment by the Division. An informal conference was held in early December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference and no further action has been initiated yet by the State of Tennessee. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that the Company will be successful in contesting the current assessment.

Shore Crest Claim

We filed suit against the general contractor with regard to alleged construction defects at our Shore Crest Vacation Villas resort in South Carolina, including deficiencies in exterior insulating and finishing systems that have resulted in water intrusion; styled Shore Crest Vacation Villas II Owners Association, Inc., Bluegreen Corporation vs. Welbro Constructors, S.C., Inc. et al. Case No.: 04-CP-26-500 and Shore Crest Vacation Villas Owners Association, Inc., Bluegreen Vacations Unlimited, Inc., as successor to Patten Resorts, Inc. and as successor to Bluegreen Resorts, Inc. vs. Welbro Constructors Inc. et al. Case No. 04-CP-26-499. We estimate that the total cost of repairs to correct the defects will range from $4 million to $6 million. Whether the matter is settled by litigation or by negotiation, it is possible that we may need to participate financially in some way to correct the construction deficiencies and will continue to incur legal and other costs as the matter is pursued. As of December 31, 2007, we had accrued $1.3 million related to this matter.

LeisurePath Vacation Club

In Michelle Alamo, Ernest Alamo, Toniann Quinn and Terrance Quinn v. Vacation Station, LLC, LeisurePath Vacation Club, LeisurePath, Inc., Bluegreen Corporation, Superior Court of New Jersey, Bergen County, Docket No. L-6716-05, Civil Action, Plaintiffs filed a purported “Class Action Complaint” on September 23, 2005. The Complaint raises allegations concerning the marketing of the LeisurePath Travel Services Network product to the public, and, in particular, New Jersey residents by Vacation Station, LLC, an independent distributor of travel products. Vacation Station, LLC purchased LeisurePath membership kits from LeisurePath, Inc.’s Master Distributor, Mini Vacations, Inc. and then sold the memberships to consumers. The initial Plaintiffs (none of whom actually bought the Leisure Path product) assert claims for violations of the New Jersey Consumer Fraud Act, fraud, nuisance, negligence and for equitable relief all stemming from the sale and marketing by Vacation Station, LLC of the LeisurePath Travel Services Network. Plaintiffs are seeking the gifts and prizes they were allegedly told by Vacation Station, LLC that they won as part of the sales promotion, and that they be given the opportunity to rescind their agreement with LeisurePath along with a full refund. Plaintiffs further seek punitive damages, compensatory damages, attorneys’ fees and treble damages of unspecified amounts. In February 2007, the Plaintiffs amended the complaint to add two additional Plaintiffs/proposed class representatives, Bruce Doxey and Karen Smith-Doxey. Unlike the initial Plaintiffs who were first contacted by Vacation Station, LLC some seven (7) months after LeisurePath terminated its relationship with Vacation Station, LLC and did not purchase LeisurePath products, the Doxeys purchased a participation in the LeisurePath Travel Services Network. Vacation Station, LLC and its owner have each filed for bankruptcy protection and accordingly the case is being pursued against LeisurePath and Bluegreen Corporation. In the Fall of 2007 the court denied plaintiffs’ request to certify their claims as a class action. Subsequently, the parties negotiated a settlement in an effort to extinguish the claims of persons who purchased the benefits of the Leisure Path Travel Services Network. The parties have reached an agreement in principle to a settlement pursuant to which persons who purchased a participation in the Network from Vacation Station, LLC’s sales office in Hackensack, New Jersey will be allowed to select either: (1) seven consecutive nights of accommodations in a Bluegreen resort located in either Orlando, Las Vegas, or Myrtle Beach to be used by December 31, 2009; or (2) continued memberships and a waiver of their Network membership fees until 2012. In an effort to resolve any claims of individuals who may allege improper soliciting, but did not purchase a participation in the Network, an agreed upon number of three day/two night vacation certificates (for use at the same properties listed above) will be made available. The first non-purchasers who submit a prepared affidavit swearing to the validity of their claim will receive these certificates. Furthermore, Defendants have agreed in principle to a “high-low agreement” with regard to Plaintiffs’ Counsel’s attorney’s fees pursuant to which he will receive a minimum of $150,000.00 and a maximum of $300,000.00 depending upon the Court’s fee award. Incentive payments totaling

$13,000.00 will be made to the six named Plaintiffs in the suit. This settlement structure was preliminarily approved by the court on January 18, 2008. A Fairness Hearing for final approval of the proposed settlement will take place on April 18, 2008. As of December 31, 2007, we have accrued $260,000 in connection with this matter, which is equal to the approximate cost of the proposed settlement and the low end of the range in the high-low agreement in accordance with the provisions of the Statement of Financial Accounting Standard No. 5, Accounting for Contingencies.

Bluegreen Communities

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. #28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas, the Plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. Plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the development of Plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The Court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the Plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest has appealed the trial court’s ruling. The appeal is styled Bluegreen Southwest One, LP et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas. Bluegreen does not believe that it has material exposure to the property owners association based on the cross claim relating to the mineral rights other than the potential claim for legal fees incurred by the property owners association in connection with the matter. As of December 31, 2007, Bluegreen had accrued $1.5 million in connection with the issues raised related to the mineral rights claims. Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the Property Owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L. P., et al.; in the 67th Judicial District Court of Tarrant County, Texas. Southwest continues to investigate reasons for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.0 million, which was accrued during the year ended December 31, 2006. Additional claims may be pursued in the future in connection with these matters, and it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

17.        Income Taxes

      Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007

Federal:
Current	$9,418	$7,397	$5,124
Deferred	15,600	11,913	12,749

	25,018	19,310	17,873

State and other:
Current	2,745	629	1,976
Deferred	1,379	922	(281)

	4,124	1,551	1,695

Total	$29,142	$20,861	$19,568

The reasons for the difference between our provision for income taxes and the amount that results from applying the federal statutory tax rate to income before provision for income taxes and cumulative effect are as follows (in thousands):

	December 31, 2005	December 31, 2006	December 31, 2007

Income tax expense at statutory rate	$25,018	$19,310	$18,024
Effect of state taxes, net of federal tax benefit	4,124	1,551	1,004
Other	—	—	540

	$29,142	$20,861	$19,568

Our deferred income taxes consist of the following components (in thousands):

	December 31, 2006	December 31, 2007

Deferred federal and state tax liabilities (assets):
Installment sales treatment of notes	$196,687	$234,528
Deferred federal and state loss carryforwards/AMT credits	(120,609)	(146,889)
Book over tax carrying value of retained interests in notes receivable sold	15,565	17,648
Book reserves for loan losses and inventory	(7,758)	(9,070)
Tax over book depreciation	5,780	4,862
Unrealized gains on retained interests in notes receivable sold (see Note 6)	7,742	5,739
Deferral of VOI sales under SFAS No. 152	(4,365)	(5,016)
Other	(5,418)	(3,440)

Deferred income taxes	$87,624	$98,362

Total deferred federal and state tax liabilities	$229,085	$266,590
Total deferred federal and state tax assets	(141,461)	(168,228)

Deferred income taxes	$87,624	$98,362

We have available federal net operating loss carryforwards of $253 million, which expire beginning in 2021 through 2027, and alternative minimum tax credit carryforwards of $36 million, which never expire. Additionally, we have available state operating loss carryforwards of $544 million, which expire beginning in 2008 through 2027 and Florida alternative minimum tax credit carryforwards of $2.1 million, which never expire. The income tax benefits from our state operating loss carryforwards are net of a valuation allowance of $1.7 million.

Internal Revenue Code Section 382 addresses limitations on the use of net operating loss carry forwards following a change in ownership, as defined in Section 382. We do not believe that any such ownership change occurred during 2006. If our interpretation were found to be incorrect, there would be significant limitations placed on these carry forwards which would result in an increase in the Company’s tax liability and a reduction of its net income.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2004 and 2005 in the first quarter of 2007. On October 12, 2007, we received an examination report (the “2004 & 2005 Examination Report”) from the IRS for the 2004 & 2005 tax periods asserting, in the aggregate, approximately $35,000 of additional tax due, plus accrued interest.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, we are required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 on January 1, 2007 did not have an impact on our financial position or results of operations. In accordance with our accounting policy, we recognize interest and penalties related to unrecognized taxes as a component of general and administrative expenses. This policy did not change as a result of the adoption of FIN 48.

On July 12, 2007, the Governor of the State of Michigan signed the Michigan Business Tax Act (“MBT”), which imposes a business income tax and a modified gross receipts tax. The MBT, which became effective January 1, 2008, replaced the state’s current Single Business Tax, which expired on December 31, 2007. The MBT creates a new tax on business income and is assessed on every taxpayer with business activity in Michigan, unless prohibited by federal law. The base of the tax starts with federal taxable income or a comparable measure of income for partnerships and S corporations, which is then subject to various adjustments, including apportionment, to identify business activity in Michigan. The tax rate is 4.95%. The MBT also creates a new tax based on a modified measure of a business’ gross receipts. The base of the tax is gross receipts less purchases from other firms. Purchases from other firms include inventory purchased during the tax year and capital expenditures. The tax rate is 0.8%. We do not believe that the MBT will have a material impact on our effective tax rate.

As of December 31, 2007, we had no amounts recorded for uncertain tax positions.

18.        Employee Retirement Savings Plan and Other Employee Matters

Our Employee Retirement Plan is an Internal Revenue Code section 401(k) Retirement Savings Plan (the “Plan”). All employees at least 21 years of age with one year of employment with us are eligible to participate in the Plan. The Plan, as amended, provides an annual employer discretionary matching contribution and a fixed-rate employer matching contribution equal to 50% of the first 3% of a participant’s contribution with an annual limit of $1,000 per participant. During the years ended December 31, 2005, 2006, and 2007, we recognized expenses for our contributions to the Plan of approximately $620,000, $720,000 and $903,000, respectively. Effective for 2008, the fixed-rate employer match was increased to 100% of the first 3% of a participant’s contribution with an annual limit of $1,500 per participant.

Our employees in Aruba, which comprise approximately 1% of our total workforce, are subject to the terms of a collective bargaining agreement.

19.        Business Segments

We have two reportable business segments – Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts develops markets and sells VOIs in our resorts, through the Bluegreen Vacation Club, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property and other related amenities) and sold, typically on a retail basis as homesites. Our reportable segments are business units that offer different products. The reportable segments are each managed separately because they sell distinct products with different development, marketing and selling methods.

We evaluate the performance and allocate resources to each business segment based on its respective field operating profit. Field operating profit is operating profit prior to the allocation of corporate overhead, interest income, other income or expense items, interest expense, income taxes, minority interest and cumulative effect of change in accounting principle. Inventory and notes receivable are the only assets that we evaluate on a segment basis — all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements.

Required disclosures for our business segments are as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Totals

As of and for the year ended December 31, 2005:
Sales of real estate
	$358,240	$192,095	$550,335
Other resort and communities operations revenue	64,276	9,521	73,797
Depreciation expense	7,161	1,684	8,845
Field operating profit	59,578	47,227	106,805
Inventory, net	173,338	67,631	240,969
Notes Receivable, net	120,592	7,191	127,783
Goodwill	4,291	—	4,291

As of and for the year ended December 31, 2006:
Sales of real estate	$399,105	$164,041	$563,146
Other resort and communities operations revenue	51,688	11,922	63,610
Depreciation expense	8,322	1,641	9,963
Field operating profit	53,937	35,824	89,761
Inventory, net	233,290	116,043	349,333
Notes Receivable, net	137,509	6,742	144,251
Goodwill	4,291	—	4,291

As of and for the year ended December 31, 2007:
Sales of real estate	$453,541	$129,217	$582,758
Other resort and communities operations revenue	53,624	13,787	67,411
Depreciation expense	8,356	1,715	10,071
Field operating profit	69,909	23,633	93,542
Inventory, net	288,969	145,999	434,968
Notes Receivable, net	155,591	5,074	160,665
Goodwill	4,291	—	4,291

Reconciliations to Consolidated Amounts

Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

	Year Ended December 31,

	2005	2006	2007

Field operating profit for reportable segments	$106,805	$89,761	$93,542
Interest income	34,798	40,765	44,703
Sales of notes receivable	25,226	5,852	(3,378)
Other expense, net	(6,207)	(2,861)	(1,743)
Corporate general and administrative expenses	(38,029)	(52,241)	(49,637)
Interest expense	(14,474)	(18,785)	(24,272)
Provision for loan losses	(27,587)	—	—

Consolidated income before minority interest and provision for income taxes	$80,532	$62,491	$59,215

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows (in thousands):

	Year Ended December 31,

	2005	2006	2007

Depreciation expense for reportable segments	$8,845	$9,963	$10,071
Depreciation expense for corporate fixed assets	3,487	4,413	4,418

Consolidated depreciation expense	$12,332	$14,376	$14,489

Assets for our reportable segments reconciled to our consolidated assets (in thousands):

	December 31,

	2006	2007

Notes receivable for reportable segments	144,251	160,665
Inventory for reportable segments	349,333	434,968
Goodwill	4,291	4,291
Assets not allocated to reportable segments	356,337	439,654

Total assets	$854,212	$1,039,578

Geographic Information

Sales of real estate by geographic area are as follows (in thousands):

	Year Ended December 31,

	2005	2006	2007

United States	$539,131	$554,904	$575,309
Aruba	11,204	8,242	7,449

Consolidated totals	$550,335	$563,146	$582,758

Inventory by geographic area is as follows (in thousands):

	December 31,

	2006	2007

United States	$344,817	$431,160
Aruba	4,516	3,808

Consolidated totals	$349,333	$434,968

20.        Quarterly Financial Information (Unaudited)

A summary of the quarterly financial information for the years ended December 31, 2006 and 2007 is presented below (in thousands, except for per share information).

	For the Three Months Ended

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Sales of real estate	$121,760	$141,947	$172,549	$126,890
Gross profit	76,538	92,925	125,822	88,807
Income before cumulative effect of change in accounting principle	4,031	6,580	21,907	1,793
Cumulative effect of change in accounting principle, net of tax and minority interest	(4,494)	—	—	—
Net (loss) income	$(463)	$6,580	$21,907	$1,793

Income before cumulative effect of change in accounting principle per common share:
Basic	$0.13	$0.22	$0.72	$0.06
Diluted	$0.13	$0.21	$0.71	$0.06

Net (loss) income per common share:
Basic	$(0.02)	$0.22	$0.72	$0.06
Diluted	$(0.01)	$0.21	$0.71	$0.06

	For the Three Months Ended

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Sales of real estate	$122,022	$143,274	$180,870	$136,592
Gross profit	85,290	96,969	125,310	96,458
Net income	5,333	4,092	13,953	8,548

Net income per common share:
Basic	$0.17	$0.13	$0.45	$0.28
Diluted	$0.17	$0.13	$0.45	$0.27

21.        Subsequent Events

In February 2008, we announced that we intend to pursue a rights offering to our shareholders of up to $100 million of our common stock. We intend to file a registration statement relating to the rights offering in March. While we had $125.5 million of unrestricted cash and cash equivalents at December 31, 2007, the purpose of the rights offering is to further strengthen our balance sheet in light of its $55 million of senior secured notes maturing in April 2008 and to support growth, including growth through acquisitions. We intend to pursue available opportunities and evaluate our business plan for Bluegreen Communities, with the long-term goal being to best position our company to take advantage of strategic alternatives so as to maximize shareholder value in the future.

In January 2008, we transferred $26.0 million of notes receivable and received $21.5 million in cash proceeds under the 2006 BB&T Purchase Facility. In February 2008, we transferred an additional $18.8 million of notes receivable and received $15.6 million in cash proceeds under the same facility. Our remaining availability subsequent to these transfers was $83.9 million.

In January 2008, we borrowed approximately $7.5 million under our GMAC AD&C Facility for development at our resort in Las Vegas, Nevada and our Fountains resort in Orlando, Florida. We also borrowed $10.2 million under the GMAC Communities Facility for general corporate purposes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited the accompanying consolidated balance sheets of Bluegreen Corporation (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, applying the modified prospective method at the beginning of 2006. As discussed in Note 2, in 2006 the Company has also adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bluegreen Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
February 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited Bluegreen Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bluegreen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Bluegreen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bluegreen Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Bluegreen Corporation and our report dated February 26, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
February 26, 2008

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The Company’s financial statements included in this Annual Report on Form 10-K have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP has also provided an attestation report on the Company’s internal control over financial reporting.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operation of our “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

None.

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the Report of Independent Registered Public Accounting Firm on internal control over financial reporting are set forth in Part II, Item 8 – Financial Statements and Supplementary Data of this report.

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

Information with respect to our Directors required by Item 10 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders. The information concerning our executive officers required by Item 10 is contained in the discussion entitled “Executive Officers” in Item 1. Business of Part I hereof.

Item 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

1.	The following list of our Financial Statements and Notes thereto and the report of independent registered public accounting firm relating thereto, are included in Item 8.

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2007.

Consolidated Statements of Income for the years ended December 31, 2005, 2006 and 2007.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2006 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.

All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(a)(3) List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 117 through 125 hereof and are incorporated herein by reference.

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

BLUEGREEN CORPORATION (Registrant)

Date: March 3, 2008	By:	/S/ JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer

Date: March 3, 2008	By:	/S/ ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: March 3, 2008	By:	/S/ RAYMOND S. LOPEZ

Raymond S. Lopez,
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of March, 2008.

Signature	Title

/S/ JOHN M. MALONEY, JR	President, Chief Executive Officer

John M. Maloney, Jr.

/S/ ANTHONY M. PULEO	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Anthony M. Puleo

/S/ RAYMOND S. LOPEZ	Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Raymond S. Lopez

/S/ ALAN B. LEVAN	Chairman of the Board of Directors

Alan B. Levan

/S/ JOHN E. ABDO	Vice Chairman of the Board of Directors

John E. Abdo

/S/ NORMAN H. BECKER	Director

Norman H. Becker

/S/ LAWRENCE CIRILLO	Director

Lawrence Cirillo

/S/ ROBERT F. DWORS	Director

Robert F. Dwors

/S/ SCOTT W. HOLLOWAY	Director

Scott W. Holloway

/S/ JOHN LAGUARDIA	Director

John Laguardia

/S/ MARK A. NERENHAUSEN	Director

Mark A. Nerenhausen

/S/ J. LARRY RUTHERFORD	Director

J. Larry Rutherford

/S/ ARNOLD SEVELL	Director

Arnold Sevell

EXHIBIT INDEX

Number		Description

3.1	-	Restated Articles of Organization, as amended (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the year ended March 31, 1996).

3.2	-	Restated and amended By-laws of the Registrant (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2005).

4.1	-

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

4.4

Second Amendment to Stipulation and Order, dated as of October 15, 2007, by and between Bluegreen Corporation and its directors and David A. Siegel, David A. Siegel Revocable Trust, and Central Florida Investments, Inc. (incorporated herein by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2007).

4.5	-

Second Amendment to Rights Agreement, dated as of May 21, 2007, by and between Bluegreen Corporation and Mellon Shareholder Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 21, 2007

4.6	-

Third Amendment to Rights Agreement, dated as of October 15, 2007, by and between Bluegreen Corporation and Mellon Shareholder Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2007).

4.7	-

Indenture dated as of April 1, 1998 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 10½ % Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Registration Statement on Form S-4, File No. 333-50717).

4.8	-

First Supplemental Indenture dated as of March 15, 1999 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 10½ % Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 28, 1999).

4.9	-

Second Supplemental Indenture dated as of December 31, 2000 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National Association, as trustee, for the 10½ % Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

4.10	-	Third Supplemental Indenture dated as of October 31, 2001 by and among the Registrant, certain subsidiaries of the Registrant, and SunTrust Bank, Central Florida, National

Association, as trustee, for the 10½% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

4.11	-

Fourth Supplemental Indenture dated as of December 31, 2001 to the Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust Bank, Central Florida, National Association), as Notes Trustee, relating to the Company’s $110 million aggregate principal amount of 10½% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated December 30, 2001).

4.12	-

Fifth Supplemental Indenture dated as of July 31, 2002 to the Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust Bank, Central Florida, National Association), as Notes Trustee, relating to the Company’s $110 million aggregate principal amount of 10½% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

4.13	-

Sixth Supplemental Indenture dated as of April 30, 2003 to the Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and the SunTrust Bank (formerly SunTrust Bank, Central Florida, National Association), as Notes Trustee, relating to the Company’s $110 million aggregate principal amount of 10½% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2003).

4.14	-

Seventh Supplemental Indenture dated as of February 29, 2004 to the Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust Bank, Central Florida, National Association), as Notes Trustee, relating to the Company’s $110 million aggregate principal amount of 10½% Senior Secured Notes due 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2004).

4.15	-

Eighth Supplemental Indenture dated as of March 31, 2006 to the Indenture Dated as of April 1, 1998 among the Registrant, certain of its subsidiaries and SunTrust Bank (formerly SunTrust Bank, Central Florida, National Association), as Notes Trustee, relating to the Company’s $110 million aggregate principal amount of 10½% Senior Secured Notes due 2008. (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K dated December 31, 2006).

4.16	-

Exchange and Registration Rights Agreement dated April 1, 1998, by and among the Registrant and the persons named therein, relating to the 10½% Senior Secured Notes due 2008 (incorporated by reference to exhibit 10.123 to Registration Statement on Form S-4, File No. 333-50717).

4.17	-	Specimen of Common Stock Certificate.

10.1	-

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

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee, and various Administrative Trustees, dated as of February 26, 2007 (Bluegreen Statutory Trust VI). (incorporated by reference to exhibit of same designation to Current Report on Form 8-K dated March 1, 2007).

10.8	-

Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee, dated as of February 26, 2007. (incorporated by reference to exhibit of same designation to Current Report on Form 8-K dated March 1, 2007).

10.9	-

Amended and Restated Trust Agreement among Bluegreen Corporation as depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee and various Administrative Trustees, dated April 24, 2006 (Bluegreen Statutory Trust IV). (incorporated by reference to Exhibit 10.61 to Quarterly Report on Form 10-Q dated March 31, 2006).

10.10	-

Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee dated as of April 24, 2006. (incorporated by reference to Exhibit 10.62 to Quarterly Report on Form 10-Q dated March 31, 2006).

10.11	-

Trust Agreement of Bluegreen Statutory Trust V among Bluegreen Corporation as Depositor, Wilmington Trust Company as Trustee and Property Trustee, dated as of July 19, 2006. (incorporated by reference to Exhibit 10.63 to Quarterly Report on Form 10-Q dated June 30, 2006).

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

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee, and various Administrative Trustees, dated as of February 26, 2007 (Bluegreen Statutory Trust VI). (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated March 3, 2007).

10.15	-	Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee, dated as of February 26, 2007. (incorporated by reference to Exhibit

10.8 Current Report on Form 8-K dated March 3, 2007).

10.79*	-	Registrant’s 1998 Non-Employee Director Stock Option Plan (incorporated by reference to exhibit 10.131 to Annual report on Form 10-K for the year ended March 29, 1998).

10.80*	-	Registrant’s 1995 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.79 to Annual Report on Form 10-K for the fiscal year ended March 29, 1998).

10.81*	-	Registrant’s 2005 Stock Incentive Plan* (incorporated by reference to exhibit 10.2010 to Quarterly Report on Form 10-Q dated June 30, 2005).

10.82*	-	Registrant’s Retirement Savings Plan (incorporated by reference to exhibit 10.81 to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.83*	-	Mandatory Distribution Amendment to Registrants’ Retirement Savings Plan dated as March 28, 2005. (incorporated by reference to exhibit 10.82 to Quarterly Report on Form 10-Q dated March 31, 2006).

10.87	-

Loan and Security Agreement, dated April 16, 2007 among Bluegreen/Big Cedar Vacations, LLC, as borrower and General Electric Capital Corporation, as Lender (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2007).

10.88	-

Revolving Promissory Note, dated April 16, 2007 from Bluegreen/Big Cedar Vacations, LLC, as borrower to General Electric Capital Corporation, as Lender (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2007).

10.136 *	-

Employment Letter Agreement, dated April 25, 2007, by and between Bluegreen Corporation and David L. Pontius (incorporated by reference to exhibit 10.150 to Quarterly Report on Form 10-Q dated March 31, 2007).

10.135*	-

Employment Agreement between George F. Donovan and the Company dated December 31, 2006. (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K dated December 31, 2006).

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

10.150 *	-

Employment Letter Agreement, dated April 25, 2007, by and between Bluegreen Corporation and David L. Pontius (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2007).

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

Third Modification Agreement (Receivables Loan and Security Agreement dated February 15th, 2006 between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation. (incorporated by reference to exhibit 10.176 to Quarterly Report on Form 10-Q dated March 31, 2006).

10.176	-

Third Modification Agreement (AD&C Loan) dated February 15th, 2006, between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation. (incorporated by reference to exhibit 10.175 to Quarterly Report on Form 10-Q dated March 31, 2006).

10.177	-	Sixth Amended and Restated Loan Agreement, dated August 8, 2007 by and among the

Registrant, certain subsidiaries of the Registrant and Wachovia Bank, N.A., for $20 million, unsecured, revolving line-of-credit due June 30, 2007.

10.178	-	Loan Agreement dated December 19, 2007 by and between Bluegreen Vacations Unlimited, Inc. and Wachovia Bank, NA for $12.08 million.

10.180	-

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

10.184

Receivables Note Trust 2007-A, Standard Definitions, dated as of September 15, 2007 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2007).

10.185

Indenture between BXG Receivables Note Trust 2007-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian dated September 15, 2007 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2007).

10.186

Sale Agreement by and among BRF Corporation 2007-A, as the Depositor and BXG Receivables Note Trust 2007-A as the Issuer dated September 15, 2007 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2007).

10.187

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as the Seller, and BRF Corporation 2007-A as the Depositor, dated September 15, 2007 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2007).

10.188

Purchase and Contribution Agreement by and among Bluegreen Corporation and BRF Corporation 2007-A, dated September 15, 2007 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2007).

10.189		BXG Receivables Note Trust 2006-B, Standard Definitions, dated as of September 15, 2006 (incorporated by reference to exhibit 10.185 to Quarterly Report on Form 10-Q dated September 30, 2006).

10.190

Indenture between BXG Receivables Note Trust 2006-B as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian dated September 15, 2006 (incorporated by reference to exhibit 10.186 to Quarterly Report on Form 10-Q dated September 30, 2006).

10.191

Sale Agreement by and among Bluegreen Receivables Finance Corporation XII, as the Depositor and BXG Receivables Note Trust 2006-B as the Issuer dated September 15, 2006 (incorporated by reference to exhibit 10.187 to Quarterly Report on Form 10-Q dated September 30, 2006).

10.192

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as the Seller, and Bluegreen Receivables Finance Corporation XII as the Depositor, dated September 15, 2006 (incorporated by reference to exhibit 10.188 to Quarterly Report on Form 10-Q dated September 30, 2006).

10.193

Purchase and Contribution Agreement by and among Bluegreen Corporation and Bluegreen Receivables Finance Corporation XII, dated September 15, 2006 (incorporated by reference to exhibit 10.189 to Quarterly Report on Form 10-Q dated September 30, 2006).

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

10.301	-	Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC as of December 31, 2007.

10.302	-	Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, as of December 31, 2007.

10.303	-	Amended and Restated Administrative Services Agreement dated as of December 31, 2006 by and among Bluegreen/Big Cedar Vacations, LLC and Bluegreen Vacations Unlimited, Inc. and Big Cedar LLC.

10.304	-	Amended and Restated Servicing Agreement dated as of December 31, 2006 by and among the Registrant, Bluegreen/Big Cedar Vacations, LLC and Big Cedar LLC.

10.305	-

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