Form 10-Q
period 2008-03-31
BLUEGREEN CORP
filed 2008-05-09
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission File Number: 001-09292

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

          Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated files, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒

Non-Accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2008, there were 31,605,956 shares of the registrant’s common stock, $0.01 par value, outstanding.

BLUEGREEN CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

TRADEMARKS

The terms “Bluegreen®,” “Bluegreen Communities®,” “Bluegreen Vacation Club®,” “Colorful Places To Live And Play®,” “You’re Going To Like What You See!®,” “Encore Rewards®,” “Outdoor Traveler Logo®,” and the “Bluegreen Logo®” are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

The terms “The Hammocks at Marathon™,” “Orlando’s Sunshine Resort™,” “Solara Surfside™,” “Mountain Run at Boyne™,” “The Falls Village™,” “Bluegreen Wilderness Club™,” “The Lodge Alley Inn™,” “Carolina Grande™,” “Harbour Lights™,” “Patrick Henry Square™,” “SeaGlass Tower™,” “Shore Crest Vacation Villas™,” “Laurel Crest™,” “MountainLoft™,” “MountainLoft Resort II™,” “Daytona SeaBreeze™,” “Shenandoah Crossing™,” “Christmas Mountain Village™,” “Traditions of Braselton™,” “Sanctuary Cove at St. Andrews Sound™,” “Sanctuary River Club at St. Andrews Sound™,” “Catawba Falls Preserve™,” “Chapel Ridge™,” “Mountain Lakes Ranch™,” “Silver Lakes Ranch™,” “Mystic Shores™,” “Lake Ridge™,” “Lake Ridge at Joe Pool Lake™,” “Ridge Lake Shores™,” “Quail Springs Ranch™,” “SugarTree at the Brazos™,” “Mountain Springs Ranch™,” “Havenwood at Hunter’s CrossingTM,” “Vintage Oaks at the Vineyard™,” “King Oaks™,” “The Bridges at Preston Crossings™,” “Crystal Cove™,” “Fairway Crossings™,” “Woodlake™,” “Saddle Creek Forest™,” “The Settlement at Patriot Ranch™,” “Carolina National™,” “Brickshire™,” “Golf Club at Brickshire™,” “Preserve at Jordan Lake™,” “Encore Dividends™,” “Bluegreen Preferred™,” “BG Pirates Lodge™,” “Bluegreen Traveler Plus™,” “BG Club 36™,” “Bluegreen Wilderness Club at Long Creek Ranch™,” and “Bluegreen Wilderness Traveler at Shenandoah™,” are trademarks or service marks of Bluegreen Corporation in the United States.

The terms “Big Cedar®” and “Bass Pro Shops®” are registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.

The term “World Golf Village®” is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc. All other marks are registered marks of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2007	March 31, 2008

		(Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of $19,460 and $21,740 at December 31, 2007 and March 31, 2008, respectively)	$144,973	$97,091
Contracts receivable, net	20,532	23,270
Notes receivable (net of allowance of $17,458 and $15,280 at December 31, 2007 and March 31, 2008, respectively)	160,665	151,022
Prepaid expenses	14,824	18,899
Other assets	23,405	24,003
Inventory, net	434,968	459,694
Retained interests in notes receivable sold	141,499	142,029
Property and equipment, net	94,421	95,582
Goodwill	4,291	4,291

Total assets	$1,039,578	$1,015,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$38,901	$38,454
Accrued liabilities and other	60,421	66,144
Deferred income	36,559	38,410
Deferred income taxes	98,362	98,359
Receivable-backed notes payable	54,999	44,327
Lines-of-credit and notes payable	176,978	210,163
10.50% senior secured notes payable	55,000	—
Junior subordinated debentures	110,827	110,827

Total liabilities	632,047	606,684

Minority interest	22,423	23,261

Commitments and contingencies (Note 9)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 90,000 shares authorized; 33,957 and 33,964 shares issued at December 31, 2007 and March 31, 2008, respectively	339	339
Additional paid-in capital	178,144	178,975
Treasury stock, 2,756 common shares at both December 31, 2007 and March 31, 2008, at cost	(12,885)	(12,885)
Accumulated other comprehensive income, net of income taxes	9,808	8,409
Retained earnings	209,702	211,098

Total shareholders’ equity	385,108	385,936

Total liabilities and shareholders’ equity	$1,039,578	$1,015,881

Note:

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2007	2008

Revenues:
Gross sales of real estate	$125,244	$119,378
Estimated uncollectible VOI notes receivable	(11,413)	(16,367)
Gains on sales of VOI notes receivable	7,967	8,245

Sales of real estate	121,798	111,256

Other resort and communities operations revenue	15,018	17,870
Interest income	9,842	9,961
Other income, net	—	265

	146,658	139,352
Costs and expenses:
Cost of real estate sales	36,732	30,958
Cost of other resort and communities operations	12,419	12,687
Selling, general and administrative expenses	81,393	87,669
Interest expense	5,151	4,949
Other expense, net	727	—

	136,422	136,263

Income before minority interest and provision for income taxes	10,236	3,089
Minority interest in income of consolidated subsidiary	1,634	838

Income before provision for income taxes	8,602	2,251
Provision for income taxes	3,269	855

Net income	$5,333	$1,396

Net income per common share:
Basic	$0.17	$0.04

Diluted	$0.17	$0.04

Weighted average number of common and common equivalent shares:
Basic	30,889	31,241

Diluted	31,294	31,490

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2007	2008

Operating activities:
Net income	$5,333	$1,396
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash stock compensation expense	613	807
Minority interest in income of consolidated subsidiary	1,634	838
Depreciation and amortization	4,448	3,933
Gains on sales of VOI notes receivable	(7,967)	(8,245)
Loss on disposal of property and equipment	525	3
Estimated uncollectible notes receivable	11,362	16,409
Provision for deferred income taxes	3,269	855
Interest accretion on retained interests in notes receivable sold	(4,234)	(2,676)
Proceeds from sales of notes receivable	46,026	56,743
Change in operating assets and liabilities:
Contracts receivable	(985)	(2,738)
Notes receivable	(60,992)	(64,369)
Inventory	(23,884)	(24,726)
Prepaid expenses and other assets	(1,493)	(5,078)
Accounts payable, accrued liabilities and other	3,686	6,923

Net cash used in operating activities	(22,659)	(19,925)

Investing activities:
Purchases of property and equipment	(4,019)	(4,319)
Investment in statutory business trust	(619)	—
Cash received from retained interests in notes receivable sold	5,871	9,513

Net cash provided by investing activities	1,233	5,194

Financing activities:
Proceeds from borrowings collateralized by notes receivable	—	45,126
Payments on borrowings collateralized by notes receivable	(2,631)	(56,096)
Borrowings under lines-of-credit facilities and other notes payable	12,500	53,256
Payments under lines-of-credit facilities and other notes payable	(25,448)	(20,331)
Payments on 10.50% senior secured notes	—	(55,000)
Proceeds from issuance of junior subordinated debentures	20,619	—
Payment of debt issuance costs	(684)	(130)
Proceeds from exercise of stock options	546	24

Net cash provided (used) by financing activities	4,902	(33,151)

Net decrease in cash and cash equivalents	(16,524)	(47,882)
Cash and cash equivalents at beginning of period	71,148	144,973

Cash and cash equivalents at end of period	54,624	97,091
Restricted cash and cash equivalents at end of period	(21,967)	(21,740)

Unrestricted cash and cash equivalents at end of period	$32,657	$75,351

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2007	2008

Supplemental schedule of non-cash operating, investing and financing activities:

Inventory acquired through financing	$12,600	$—

Property and equipment acquired through financing	$629	$243

Retained interests in notes receivable sold	$5,065	$9,623

Net change in unrealized gains in retained interests in notes receivable sold	$(334)	$(2,257)

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2007, which are included in our 2007 Annual Report on Form 10-K (“Annual Report”).

Organization

We provide Colorful Places to Live and Play® through our resorts and residential communities businesses. Our resorts business (“Bluegreen Resorts”) acquires, develops, markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts generally located in popular, high-volume, “drive-to” vacation destinations. VOIs in our resorts typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Members in our Bluegreen Vacation Club may stay in any of our participating resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 3,700 resorts and other vacation experiences such as cruises and hotel stays. During the first quarter of 2008, our 28 sales offices were marketing and selling VOIs in 22 core resorts located in the United States and Aruba. During the first quarter of 2008, we operated 20 sales offices on-site at our core resorts seven off-site sales offices (one of which was closed during April 2008) and one on the campus of a resort under development. Additionally, Bluegreen Vacation Club members who acquired or upgraded their VOIs on or after July 1, 2006, also have access to 18 Shell Vacation Club (“Shell”) resorts, through our Select Connections™ joint venture with Shell. Shell is an unaffiliated privately-held resort developer. Our residential communities business (“Bluegreen Communities”) acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities. Our other resort and communities operations revenues consist primarily of resort property management services, resort title services, resort amenity operations, non-cash sales incentives provided to buyers of VOIs, rental brokerage services, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

Principles of Consolidation

Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as we hold a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, have an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and have majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee. We do not consolidate our statutory business trusts formed to issue trust preferred securities as these entities are each variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN No. 46R”). The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions.

Use of Estimates

United States generally accepted accounting principles require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

We have made certain reclassifications of prior period amounts to conform to the current period presentation.

Earnings Per Common Share

We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options and unvested restricted stock using the treasury stock method. During the three months ended March 31, 2008, a total of 7,000 common shares were issued as a result of stock option exercises. There were approximately 0.7 million and 1.3 million stock options not included in diluted earnings per common share during the three months ended March 31, 2007 and 2008, respectively, because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,

	2007	2008

Basic and diluted earnings per share – numerator:
Net income	$5,333	$1,396

Denominator:
Denominator for basic earnings per share - weighted-average shares	30,889	31,241

Effect of dilutive securities:
Stock options and unvested restricted stock	405	249

Denominator for diluted earnings per share - adjusted weighted-average shares	31,294	31,490

Basic earnings per common share	$0.17	$0.04

Diluted earnings per common share	$0.17	$0.04

Retained Interests in Notes Receivable Sold

When we sell our notes receivable either pursuant to our vacation ownership receivables purchase facilities (more fully described in Note 2) or through term securitizations, we evaluate whether or not such transfers should be accounted for as a sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e., put presumptively beyond our reach and the reach of our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through an agreement that either: (1) entitles and obligates us to repurchase or redeem the assets before their maturity; or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

In connection with such transactions, we retain subordinated traunches and rights to excess interest spread which are retained interests in the notes receivable sold. Gain or loss on the sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer.

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

We measure the fair value of the retained interests in the notes receivable sold initially and on a quarterly basis based on the present value of estimated future expected cash flows using our best estimates of the key assumptions – prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Interest on the retained interests in notes receivable sold is accreted using the effective yield method. During the three months ended March 31, 2008, we recorded other-than-temporary decreases in the fair value of three of our VOI receivable transactions totaling approximately $2.7 million. The decrease in the fair value of our retained interest in notes receivable sold, and the resulting other-than-temporary charge, was based on both an increase in the discount rates applied to estimated future cash flows on our retained interests to reflect current interest rates in the securitization market, and higher than anticipated defaults in sold notes. These charges have been netted against interest income on our consolidated statements of income. No impairment was recorded during the three months ended March 31, 2007.

Comprehensive Income (Loss)

          Accumulated other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,

	2007	2008

Net income	$5,333	$1,396
Change in net unrealized gains on retained interests in notes receivable sold, net of income taxes	(208)	(1,399)

Total comprehensive income (loss)	$5,125	$(3)

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. With the exception of its applicability to non-financial assets and liabilities, we adopted SFAS No. 157 on January 1, 2008, at which time it was applied prospectively.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and was adopted by us on January 1, 2008. To date, we have not elected the fair value measurement option for any financial assets or liabilities.

Accounting Pronouncements Not Yet Adopted

In February 2008, the FASB agreed to partially defer the effective date, for one year, of SFAS No. 157, for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the impact that the adoption of the remaining provisions of SFAS No. 157 will have on our financial statements.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, due diligence and transaction cost incurred to effect an acquisition will be expensed as incurred, as opposed to being capitalized as part of the acquisition purchase price. SFAS No. 141(R) also includes a substantial number of new disclosure requirements.

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

2. Sales of Notes Receivable

2008 Term Securitization. On March 31, 2008, the Company completed a private offering and sale of $60.0 million of timeshare loan-backed securities (the “2008 Term Securitization”). The total principal amount of the timeshare loans sold totaled $68.6 million, including: (1) $61.4 million of loans in aggregate principal of timeshare loans that were previously transferred under an existing timeshare loans purchase facility with Branch Banking & Trust Company (“BB&T”) (the “BB&T Purchase Facility”); and (2) $7.2 million of timeshare loans owned by Bluegreen immediately prior to the 2008 Term Securitization. BB&T Capital Markets acted as the initial purchaser in the 2008 Term Securitization.

The proceeds from the 2008 Term Securitization were used to: (1) repay $51.0 million of the $60.6 million outstanding under the 2008 BB&T Purchase Facility; (2) deposit initial amounts in a required cash reserve account; (3) pay certain transaction fees and expenses, and (4) provide net cash proceeds of $5.8 million to Bluegreen, which will be used for general corporate purposes and debt service. Bluegreen also received a retained interest in the future cash flows from the 2008 Term Securitization. The timeshare loans were sold to BRFC 2008-A LLC, the Company’s wholly-owned, special purpose finance subsidiary (the “Subsidiary”). The Subsidiary then sold the timeshare loans to BXG Receivables Note Trust 2008-A, a Delaware statutory trust (a qualified special purpose entity), without recourse to Bluegreen or the Subsidiary except for breaches of certain representations and warranties at the time of sale.

Sales of notes receivable during the three months ended March 31, 2008 and 2007 were as follows (in millions):

For the Three Months Ended March 31, 2008

Sale Facility	Aggregate Principal Balance of Notes Receivable	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2008 Term Securitization	$68.6	$60.0	$8.2	$11.7

For the Three Months Ended March 31, 2007

Sale Facility	Aggregate Principal Balance of Notes Receivable	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2006-A GE Purchase Facility	$51.2	$46.0	$8.0	$6.2

The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold for each of the periods listed below:

	For the three months ended

	March 31, 2007	March 31, 2008

Prepayment rates	15% - 11%	31% - 17%
Loss severity rates	38% - 71%	38%
Default rates	11% - 1%	7% - 1%
Discount rates	9.0%	13.4%

3. Retained Interests in Notes Receivable Sold

Our retained interests in notes receivable sold, which are classified as available-for-sale investments, and their associated unrealized gain (losses) are set forth below (in thousands).

As of December 31, 2007:	Amortized Cost	Unrealized Gain (Loss)	Fair Value

2002 Term Securitization	$8,842	$—	$8,842
2004 Term Securitization	11,934	2,797	14,731
2004 GE Purchase Facility	5,633	(609)	5,024
2005 Term Securitization	29,268	2,230	31,498
2006 GE Purchase Facility	15,481	953	16,434
2006 Term Securitization	24,522	1,529	26,051
2007 Term Securitization	30,000	8,919	38,919

Total	$125,680	$15,819	$141,499

As of March 31, 2008:	Amortized Cost	Unrealized Gain	Fair Value

2002 Term Securitization	$8,597	$—	$8,597
2004 Term Securitization	10,476	2,349	12,825
2004 GE Purchase Facility	4,213	—	4,213
2005 Term Securitization	24,423	1,622	26,045
2006 GE Purchase Facility	15,151	—	15,151
2006 Term Securitization	24,025	654	24,679
2007 Term Securitization	31,957	6,898	38,855
2008 Term Securitization	9,623	2,041	11,664

Total	$128,465	$13,564	$142,029

The following assumptions were used to measure the fair value of the above retained interests:

As of

	December, 31, 2007	March 31, 2008

Prepayment rates	33% - 6%	34% - 5%
Loss severity rates	18% - 72%	10% - 38%
Default rates	12% - 0%	14% - 0%
Discount rates	12.6%	13.4%

During the three months ended March 31, 2008, we recorded other-than-temporary decreases in the fair value of three of our VOI receivable transactions totaling approximately $2.7 million, based on an increase in the discount rates applied to estimated future cash flows on our retained interest to reflect the current market for our notes receivable, and as a result of higher than anticipated defaults in sold notes. These charges have been netted against interest income on our consolidated statement of income for the three months ended March 31, 2008. No impairment occurred during the three months ended March 31, 2007.

4. Lines-of-Credit and Receivable-Backed Notes Payable

Lines-of-Credit and Notes Payable

The table below sets forth the balances of our lines-of-credit and notes payable (in thousands). Please refer to our 2007 Annual Repot on Form 10-K and in the “Liquidity and Capital Resources” section included in “Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations” for specific information related to our debt.

	As of

	December 31, 2007		March 31, 2008

	Balance	Interest Rate	Balance	Interest Rate

The GMAC Communities Facility	$66,418	8.25%	$73,778	6.25%
The GMAC AD&C Facility	81,662	9.10%	98,257	7.21%
Textron AD&C Facility	9,701	8.50%	8,915	6.50%
Wachovia Notes Payable	16,353	6.60 – 6.95%	16,295	4.71 – 5.06%
Wachovia Line-of-Credit	—	—	10,000	4.46%
Other	2,844	3.29 – 11.03%	2,918	5.86 – 11.03%

Total	$176,978		$210,163

Significant changes during the three months ended March 31, 2008 include:

The GMAC Communities Facility. During the first quarter of 2008, we borrowed $16.5 million for general corporate purposes; these borrowing were offset by repayments of $9.1 million.

The GMAC AD&C Facility. During the first quarter of 2008, we borrowed $15.3 million to fund development activities at our Club 36 resort in Las Vegas, Nevada. We also borrowed an additional $10.4 million in connection with the development at The Fountains resort in Orlando, Florida; these borrowings were partially offset by repayments of $9.2 million.

The Wachovia Line-of-Credit. In March 2008 we borrowed $10.0 million on this line of credit for general corporate purposes. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75%. Interest is due monthly, and all outstanding amounts are due on July 30, 2009. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. In addition, an aggregate of $551,000 of irrevocable letters of credit were provided under this line-of-credit. During April 2008, an aggregate of $9.5 million of irrevocable letters of credit were provided under this line-of-credit in connection with regulatory requirements to conduct presales of one of our resorts.

Total interest expense capitalized to construction in progress was $3.4 million and $5.0 million for the three months ended March 31, 2007 and 2008, respectively.

Receivable-Backed Notes Payable

The table below sets forth the balances of our receivable-back notes payable facilities (in thousands).

	As of

	December 31, 2007	March 31, 2008

2008 BB&T Purchase Facility	$16,967	$9,680
GMAC Receivable Facility	11,400	10,367
GE Bluegreen/Big Cedar Receivables Facility	24,100	22,096
Textron Facility	1,482	1,311
Foothill Facility	1,050	873

Total	$54,999	$44,327

2008 BB&T Purchase Facility. In March 2008, we extended and expanded an existing receivables purchase facility with BB&T (this facility is described in more detail in the “Liquidity and Capital Resources” section included in “Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations”) amount to a cumulative purchase price of $150.0 million, on a revolving basis, through May 2010 (the “2008 BB&T Purchase Facility”). Interest on the 2008 BB&T Purchase Facility is equal to the 30-day LIBOR plus 1.75%. During the first quarter of 2008, we transferred $54.4 million of VOI notes receivable to the 2008 BB&T Purchase Facility and received $45.1 million in cash proceeds. In conjunction with the 2008 Term Securitization, we repaid $51.0 million of the outstanding balance and as of March 31, 2008 our remaining availability under this facility was $140.3 million.

5. Senior Secured Notes Payable

On April 1, 1998, we consummated a private placement offering of $110.0 million in aggregate principal amount of 10.50% senior secured notes payable due April 1, 2008 (the “Notes”). On June 27, 2005, we redeemed $55.0 million in aggregate principal amount of the Notes at a redemption price of 101.75% plus accrued and unpaid interest through June 26, 2005 of $1.4 million. On March 31, 2008, we redeemed the remaining $55.0 million of notes plus accrued interest.

6. Common Stock and Stock Option Plans

Registration Statement

In February 2008, we announced that we were considering pursuing a rights offering of up to $100 million of our common stock. We currently intend to broaden our consideration of potential sources of capital, and accordingly, plan to file a “shelf” registration statement which would, in the future, give us the flexibility to raise long-term capital through the issuance of common stock, preferred stock, debt and/or convertible debt. If we choose to proceed with an offering, our purpose will be to raise capital in order to further strengthen our balance sheet and to support growth, including growth through acquisitions. We recognize that a common stock offering would be highly dilutive at our current stock price and, as such, we have made a decision not to pursue an offering of our common stock at this time.

Share-Based Compensation Plans

The following table lists our grants of stock options and restricted stock to our employees and our non-employee directors under the 2005 Stock Incentive Plan (in shares).

	Stock Option Awards		Restricted Stock Awards

Three Months Ended	Employees	Directors	Employees	Directors

March 31, 2007	—	—	—	—
March 31, 2008	—	—	406,214	—

Total	—	—	406,214	—

We recognize stock-based compensation expense under the provisions of SFAS No. 123R, Share-Based Payment (revised 2004) (“SFAS No. 123R”). We utilize the Black-Scholes option pricing model for calculating the fair value of each option granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of our employee stock options. Additionally, SFAS No. 123R also requires us to estimate forfeitures in calculating the expense relating to stock-based compensation.

Total compensation costs related to stock-based compensation, for directors and employees, charged against income during the three months ended March 31, 2007 and 2008 was $0.6 million and $0.8 million, respectively. The following table represents certain information related to our unrecognized compensation for our stock based awards as of March 31, 2008:

As of March 31, 2008	Weighted Average Recognition Period	Unrecognized Compensation

	(in years)	(000’s)

Stock Option Awards	2.7	$6,373
Restricted Stock Awards	4.7	$5,771

A summary of our stock option activity related to our stock option plans is presented below (in thousands, except price per option data).

	Outstanding Options	Weighted Average Exercise Price Per Option	Number of Options Exercisable

Balance at December 31, 2007	1,938	$11.51	579
Granted	—
Forfeited	(10)
Exercised	(7)

Balance at March 31, 2008	1,921	$11.56	765

A summary of the status of the Company’s non-vested restricted stock awards as of March 31, 2008, and activity during the three months ended March 31, 2008, is as follows (in thousands, except per share data):

Unvested Restricted Stock Awards	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested at December 31, 2007	207	$11.98
Granted	406	$9.31
Vested	(4)	$11.98
Forfeited	(2)	$11.98

Unvested at March 31, 2008	607	$10.19

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

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended March 31, 2007
Sales of real estate	$86,924	$34,874	$121,798
Other resort and communities operations revenue	12,838	2,180	15,018
Depreciation expense	2,117	426	2,543
Field operating profit	7,748	8,808	16,556

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended March 31, 2008
Sales of real estate	$90,347	$20,909	$111,256
Other resort and communities operations revenue	13,962	3,908	17,870
Depreciation expense	1,906	407	2,313
Field operating profit	5,797	3,869	9,666

Notes receivable, net, by business segment (in thousands):

	As of December 31, 2007	As of March 31, 2008

Bluegreen Resorts	$ 155,592	$ 146,034
Bluegreen Communities	5,073	4,988

Total	$ 160,665	$ 151,022

Inventory, net, by business segment (in thousands):

	As of December 31, 2007	As of March 31, 2008

Bluegreen Resorts	$ 288,969	$ 312,826
Bluegreen Communities	145,999	146,868

Total	$ 434,968	$ 459,694

Reconciliations to Consolidated Amounts:

Field operating profit for our reportable segments reconciled to our consolidated income before minority interest and provision for income taxes is as follows (in thousands):

	For the Three Months Ended March 31,

	2007	2008

Field operating profit for reportable segments	$16,556	$9,666
Interest income	9,842	9,961
Other income (expense), net	(727)	265
Corporate general and administrative expenses	(10,284)	(11,854)
Interest expense	(5,151)	(4,949)

Consolidated income before minority interest and provision for income taxes	$10,236	$3,089

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows (in thousands):

	Three Months Ended March 31,

	2007	2008

Depreciation expense for reportable segments	$2,543	$2,313
Depreciation expense for corporate fixed assets	1,173	1,084

Consolidated depreciation expense	$3,716	$3,397

Assets for our reportable segments reconciled to our consolidated assets (in thousands):

	As of

	December 31, 2007	March 31, 2008

Notes receivable for reportable segments	$160,665	$151,022
Inventory for reportable segments	434,968	459,694
Goodwill	4,291	4,291
Assets not allocated to reportable segments	439,654	400,874

Total assets	$1,039,578	$1,015,881

Geographic Information

Sales of real estate by geographic area are as follows (in thousands):

	Three Months Ended March 31,

	2007	2008

United States	$118,915	$109,448
Aruba	2,883	1,808

Consolidated totals	$121,798	$111,256

Inventory by geographic area is as follows (in thousands):

	As of

	December 31, 2007	March 31, 2008

United States	$431,160	$456,032
Aruba	3,808	3,662

Consolidated totals	$434,968	$459,694

8. Income Taxes

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. During 2007, the Internal Revenue Service completed its audit of our 2004 and 2005 U.S. federal income tax returns. With certain exceptions, we are no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, we measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 on January 1, 2007 did not have an impact on our financial position or results of operations.

As of March 31, 2008, we had no amounts recorded for uncertain tax positions.

9. Contingencies

Bluegreen Resorts

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $652,000 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law, and intend to vigorously oppose such assessment by the Division. An informal conference was held in early December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference and no further action has to date been initiated yet by the State of Tennessee. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that the Company will be successful in contesting the current assessment.

Shore Crest Claim

We filed suit against the general contractor with regard to alleged construction defects at our Shore Crest Vacation Villas resort in South Carolina, including deficiencies in exterior insulating and finishing systems that have resulted in water intrusion; styled Shore Crest Vacation Villas II Owners Association, Inc., Bluegreen Corporation vs. Welbro Constructors, S.C., Inc. et al. Case No.: 04-CP-26-500 and Shore Crest Vacation Villas Owners Association,

Inc., Bluegreen Vacations Unlimited, Inc., as successor to Patten Resorts, Inc. and as successor to Bluegreen Resorts, Inc. vs. Welbro Constructors Inc. et al. Case No. 04-CP-26-499. We are seeking to recover costs to repair these deficiencies from the defendants. Whether the matter is settled by litigation or by negotiation, it is possible that we may need to participate financially in some way to correct the construction deficiencies and will continue to incur legal and other costs as the matter is pursued. As of March 31, 2008, we had accrued $1.3 million related to this matter.

LeisurePath Vacation Club

In Michelle Alamo, Ernest Alamo, Toniann Quinn and Terrance Quinn v. Vacation Station, LLC, LeisurePath Vacation Club, LeisurePath, Inc., Bluegreen Corporation, Superior Court of New Jersey, Bergen County, Docket No. L-6716-05, Civil Action, Plaintiffs filed a purported “Class Action Complaint” on September 23, 2005. Raising allegations concerning the marketing of the LeisurePath Travel Services Network product to the public, and, in particular, New Jersey residents by Vacation Station, LLC, an independent distributor of travel products. Vacation Station, LLC purchased LeisurePath membership kits from LeisurePath, Inc.’s Master Distributor, Mini Vacations, Inc. and then sold the memberships to consumers. The parties agreed to a settlement pursuant to which persons who purchased a participation in the Network from Vacation Station, LLC’s sales office in Hackensack, New Jersey will be allowed to select either: (1) seven consecutive nights of accommodations in a Bluegreen resort located in either Orlando, Las Vegas, or Myrtle Beach to be used by December 31, 2009; or (2) continued memberships and a waiver of their Network membership fees until 2012. In an effort to resolve any claims of individuals who may allege improper soliciting, but did not purchase a participation in the Network, an agreed upon number of three day/two night vacation certificates (for use at the same properties listed above) will be made available. The first non-purchasers who submit a prepared affidavit swearing to the validity of their claim will receive these certificates. A Fairness Hearing for final approval of the proposed settlement took place on April 18, 2008, at which time the judge gave final approval of the proposed settlement and awarded Plantiff’s counsel $300,000 in attorney’s fees. Incentive payments totaling $13,000 will be made to the six named Plaintiffs in the suit. As of March 31, 2008, we have accrued approximately $413,000 in connection with this matter.

Bluegreen Communities

Mountain Lakes

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. #28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas, the Plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. Plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the development of Plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The Court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the Plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P.et al. in the 266th Judicial District Court, Erath County, Texas. Southwest has appealed the trial court’s ruling. The appeal is styled Bluegreen Southwest One, LP et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas. Bluegreen does not believe that it has material exposure to the property owners association based on the cross claim relating to the mineral rights other than the potential claim for legal fees incurred by the property owners association in connection with the matter. As of March 31, 2008, Bluegreen had accrued $1.5 million in connection with the issues raised related to the mineral rights claims.

Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the Property Owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L. P., et al.; in the 67th Judicial District Court of Tarrant County, Texas. Southwest continues to investigate reasons for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.0 million, which was accrued during the year ended December 31, 2006. Additional claims may be pursued in the future in connection with these matters, and it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

10. Subsequent Events

In April 2008, a wholly-owned subsidiary of Bluegreen Corporation, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Facility”) with Textron Financial Corporation (“Textron”). The Facility will be used to facilitate the borrowing of funds for resort development activities. Bluegreen Corporation is guaranteeing all sub-loans under the master agreement. The borrowing period for the Facility expires in April 2010 with a maturity date varying on the individual sub-loan agreements under the master facility. Interest on the Facility is equal to the Prime Rate plus 1.50% and is due monthly. Our subsidiary has existing borrowings with Textron in conjunction with our Odyssey Dells and World Golf Village resorts of $7.0 million and $1.9 million, respectively, as of March 31, 2008. These borrowings have been incorporated into the Facility. In addition, certain other obligations to Textron and its affiliates in excess of $25.0 million, including outstanding bonds purchased in Bluegreen Corporation’s term securitization transactions, will also reduce the availability under the Facility at any time by the outstanding balance of such obligations.

In April 2008 we acquired the unsold VOI inventory, certain commercial space, and property management operations of the Royal Suites at Atlantic Palace Resort for $13.5 million. The 293-unit, 31-story Atlantic Palace Resort is located in Atlantic City, New Jersey, and is situated on the Atlantic Ocean and the Atlantic City Boardwalk. We borrowed $9.0 million under the Facility, described above, in connection with the acquisition of this resort.

In April 2008, we transferred $29.3 million in VOI notes receivable to the 2008 BB&T Purchase Facility and received $24.3 million in cash proceeds. Subsequent to this borrowing, we had $117.0 million in remaining availability on this facility.

In April 2008, we purchased a building which will be converted into a new preview center in Myrtle Beach, South Carolina for $4.8 million. In conjunction with this asset purchase we borrowed approximately $3.4 million from Fifth Third Bank. The note payable in conjunction with this acquisition allows for total borrowing of $7.1 million, $3.4 million of which was borrowed at closing and $3.7 million of which remains available to borrow upon completion of refurbishment activities on the building, subject to the terms and conditions of the facility. The interest rate on this borrowing is the one-month LIBOR plus 3% and the maturity date is April 2023.

In April 2008, we borrowed $7.8 million under the GMAC A&D Facility to fund development activities at our Club 36 resort in Las Vegas, Nevada. In addition, we also borrowed $6.2 million in connection with the development at our Fountains resort in Orlando, Florida. Subsequent to these borrowings, net of repayments, we had $39.5 million in remaining availability on this facility, subject to the terms and conditions of the facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making the following statements to do so. Certain statements in this Annual Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factor section of this Annual Report, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this report in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

•	Our continued liquidity and profitability depends on our ability to sell or borrow against our notes receivable.

•	We depend on additional funding to finance our operations.

•	There has been a material deterioration in the sub-prime lending markets which could adversely impact our liquidity and earnings.

•	We would incur substantial losses if the customers we finance default on their obligations.

•	Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

•	The state of the economy generally, interest rates and the availability of financing and increased fuel prices could affect our ability to market VOIs and residential homesites.

•	Our success depends on our ability to market our products successfully and efficiently.

•

We are subject to the risks of the real estate market and the risks associated with real estate development, including the risks and uncertainties relating to the cost and availability of desirable land, labor and construction materials.

•	Claims for development-related defects could adversely affect our financial condition and operating results.

•	We may not successfully execute our growth strategy.

•	We may face a variety of risks when we expand our operations.

•	We may face additional risks when and if we expand into new markets.

•	The resale market for VOIs could adversely affect our business.

•

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

          In addition to the foregoing, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We believe that inflation and changing prices have materially impacted our revenues and results of operations, specifically due to periodic increases in the sales prices of our VOIs and homesites and increases in construction and development costs from time to time. We expect the increased construction and development costs over the past few years to result in an increase in our cost of sales for the foreseeable future. There is no assurance that we will be able to continue to increase our sales prices or that increased construction costs will not have a material adverse impact on our gross margin. In addition, to the extent that inflation in general or increased prices for our VOIs and homesites would adversely impact consumer sentiment, our results of operations could be adversely impacted. Also, to the extent inflationary trends, tightened credit markets or other factors affect interest rates, a portion of our debt service costs may increase.

During 2007, our Communities business was adversely impacted by the slow real estate market. Although to date we have not experienced a material reduction in selling prices, in certain markets we experienced a decrease in demand and hence a decrease in sales volume.

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

We finance approximately 95% of Bluegreen Resorts sales of VOIs and accordingly, are subject to the risk of defaults by customers. We reduced sales of VOIs by our estimated losses on originated VOI receivables, excluding any benefit for the value of future recoveries. During the first quarter of 2008, we reduced sales of VOIs by $16.4 million for such provision.

The allowance for loan losses by division as of December 31, 2007 and March 31, 2008 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2007:
Notes receivable	$172,787	$5,336	$178,123
Allowance for loan losses	(17,196)	(262)	(17,458)

Notes receivable, net	$155,591	$5,074	$160,665

Allowance as a % of gross notes receivable	10%	5%	10%

March 31, 2008:
Notes receivable	$161,047	$5,255	$166,302
Allowance for loan losses	(15,013)	(267)	(15,280)

Notes receivable, net	$146,034	$4,988	$151,022

Allowance as a % of gross notes receivable	9%	5%	9%

The table below sets forth the activity in our allowance for uncollectible notes receivable for the quarter ended March 31, 2008 (in thousands):

Balance, December 31, 2007	$17,458
Provision for loan losses (1)	16,409
Less: Allowance on sold receivables	(10,964)
Less: Write-offs of uncollectible receivables	(7,623)

Balance, March 31, 2008	$15,280

(1) Includes provision for loan losses on homesite notes receivable

We determine the adequacy of our reserve for loan losses and review it on a regular basis considering, among other factors, historical frequency of default, loss experience, static pool analyses, estimated value of the underlying collateral (communities notes receivable, only), present and expected economic conditions, as well as other factors. For VOI notes receivable, we estimate uncollectibles based on historic uncollectibles for similar VOI notes receivable. The average annual default rates and delinquency rates (31 or more days past due) on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us were as follows:

Average Annual Default Rates	Twelve months ended March 31,

Division	2007	2008

Bluegreen Resorts	7.3%	7.9%
Bluegreen Communities	4.2%	4.3%

Delinquency Rates	As of

Division	December 31, 2007	March 31, 2008

Bluegreen Resorts	4.5%	3.9%
Bluegreen Communities	13.2%	16.6%

We believe that the decrease in delinquencies as of March 31, 2008 compared to December 31, 2007 is consistent with historical seasonal patterns. Substantially all defaulted VOI notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable. In cases where we have retained or reacquired ownership of the VOI notes receivable, the VOI is acquired and resold in the normal course of business.

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

Effective January 1, 2006, the portion of the gains on sales of notes receivable related to the reversal of previously recorded allowances for loan losses on the receivables sold is recorded as a component of sales of real estate. Any positive difference between the total gain on sales of notes receivable and the previously recorded allowance for loan loss is recorded as a separate component of revenue. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management’s best estimates of future prepayment rates, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest income would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold will be reduced until the outside investors were paid or the regular payment formula was resumed. In addition, from time to time, we may agree to defer receiving all or a portion of our deferred payment on certain of our retained interests in notes receivable sold in an accommodation to third party rating agencies. Also, as market conditions change, the discount rates that we use to value our retained interests in notes receivable sold may change. If these situations occur, it could cause a material decline in the fair value of the retained interests and a charge to earnings currently. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See “VOI Receivables Purchase Facilities – Off Balance Sheet Arrangements,” below.

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

During 2007 and the first quarter of 2008, the deteriorating credit market, primarily driven by the sub-prime loan crisis, negatively impacted our operations. Although we have been able to secure financing and securitize VOI notes receivable, such transactions were more difficult to effect and were priced at a higher cost than recent years, and there is no assurance that we will be able to continue to do so on acceptable terms if at all.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Accounting Pronouncements Not Yet Adopted

In February 2008, the FASB agreed to partially defer the effective date, for one year, of SFAS No. 157, for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the impact that FAS No. 157 will have on our financial statements.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, due diligence and transaction cost incurred to effect an acquisition will be expensed as incurred, as opposed to being capitalized as part of the acquisition purchase price (which is currently our practice). SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact that SFAS No. 141(R) will have on our financial statements.

Results of Operations

          We review financial information, allocate resources and manage our business as two segments, Bluegreen Resorts and Bluegreen Communities. The information reviewed is based on internal reports and excludes an allocation of general and administrative expenses attributable to corporate overhead. The information provided is based on a management approach and is used by us for the purpose of tracking trends and changes in results. It does not reflect the actual economic costs, contributions or results of operations of the segments as stand alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the segments might differ but the relative trends, in our view, would likely not be materially impacted. The table below sets forth our financial results by segment:

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Three Months Ended March 31, 2007

Gross sales of real estate	$90,370		$34,874		$125,244
Estimated uncollectible VOI notes receivable	(11,413)		—		(11,413)
Gain on sales of notes receivable	7,967		—		7,967

Sales of real estate	86,924	100%	34,874	100%	121,798	100%
Cost of real estate sales	(18,877)	(22)	(17,855)	(51)	(36,732)	(30)

Gross profit	68,047	78	17,019	49	85,066	70
Other resort and communities operations revenues	12,838	15	2,180	6	15,018	12
Cost of other resort and communities operations	(10,029)	(12)	(2,390)	(7)	(12,419)	(10)
Selling and marketing expenses	(55,301)	(63)	(5,068)	(15)	(60,369)	(49)
Field general and administrative expenses (1)	(7,807)	(9)	(2,933)	(8)	(10,740)	(9)

Field operating profit	$7,748	9%	$8,808	25%	$16,556	14%

Three Months Ended March 31, 2008

Gross sales of real estate	$98,469		$20,909		$119,378
Estimated uncollectible VOI notes receivable	(16,367)		—		(16,367)
Gain on sales of notes receivable	8,245		—		8,245

Sales of real estate	90,347	100%	20,909	100%	111,256	100%
Cost of real estate sales	(20,714)	(23)	(10,244)	(49)	(30,958)	(28)

Gross profit	69,633	77	10,665	51	80,298	72
Other resort and communities operations revenues	13,962	15	3,908	19	17,870	16
Cost of other resort and communities operations	(9,751)	(11)	(2,936)	(14)	(12,687)	(11)
Selling and marketing expenses	(60,669)	(67)	(5,135)	(25)	(65,804)	(59)
Field general and administrative expenses (1)	(7,378)	(8)	(2,633)	(13)	(10,011)	(9)

Field operating profit	$5,797	6%	$3,869	19%	$9,666	9%

(1)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $10.3 million for the three months ended March 31 2007 and $11.9 million for the three months ended March 31, 2008. (See “Corporate General and Administrative Expenses,” below, for further discussion).

Sales and Field Operations. Consolidated sales decreased $10.5 million from $121.8 million during the three months ended March 31, 2007 to $111.3 million during the three months ended March 31, 2008.

Bluegreen Resorts

During the three months ended March 31, 2007 and 2008, Bluegreen Resorts generated $86.9 million (71%) and $90.3 million (81%) of our total consolidated sales of real estate, respectively.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and sales deferred under SFAS No. 152.

	For the Three Months Ended March 31,

	2007	2008

Number of VOI sales transactions	9,119	9,376
Average sales price per transaction	$10,566	$10,914

Bluegreen Resorts’ gross sales (prior to the impact of estimated uncollectible VOI notes receivable and gain on sale of notes receivable) increased $8.1 million or 9% during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The increase in sales primarily reflects our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 30% and accounted for approximately 46% of Resort sales during the three months ended March 31, 2008, compared to 38% during the three months ended March 31, 2007. The number of total prospects seen by Bluegreen Resorts increased in the first quarter of 2008 to approximately 69,000 as compared to approximately 62,000 during the same period in 2007. However, our overall sale-to-tour conversion ratio decreased from 15% during the first quarter of 2007 to 14% during the first quarter of 2008. The overall increase in sales reflects an increase in the number of new prospects seen by Bluegreen Resorts from approximately 46,000 during the three months ended March 31, 2007 to approximately 47,100 during the three months ended March 31, 2008. Our sale-to-tour conversion ratio for new prospects (i.e., excluding sales to our existing owners) was approximately 12% and 11% for the three months ended March 31, 2007 and 2008, respectively. The increase in sales also reflects, an increase in same-resort sales at many of our existing sales offices and, to a lesser extent, the opening of a new sales office. Same-resort sales increased by approximately 6% during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007 and were highlighted by increased sales at The Fountains sales office in Orlando, Florida, our Carolina Grande sales office in Myrtle Beach, South Carolina and our preview center in Las Vegas, Nevada. The increase in the average sales price per transaction, primarily due to a system-wide price increase during the first quarter of 2008, also contributed to the overall increase in resort sales.

As required under SFAS No. 152, approximately $8.0 million and $8.2 million of gain on sales of notes receivable in 2007 and 2008, respectively, is reflected as an increase to VOI sales. During the three months ended March 31, 2007 and 2008, we sold $51.2 million and $68.6 million of notes receivable, respectively. The decrease in gain as a percentage of notes receivable sold in 2008 as compared to 2007 was a result of higher discount rates required to value the resulting retained interest in notes receivable sold in connection with the 2008 term securitization compared to the 2007 purchase facility, commensurate with increased interest rates in the securitization market.

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

VOI sales were reduced by our estimate of projected loan losses in the amount of $11.4 million and $16.4 million during the three months ended March 31, 2007 and 2008, respectively. The 44% increase in the provision for loan losses during the first quarter of 2008 compared to the first quarter of 2007 was primarily due to increases in Bluegreen Resorts sales and higher estimated defaults.

Bluegreen Resorts’ gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Gross margin during the three months ended March 31, 2008 was positively impacted by the price increase as well as sales of VOIs located at our Bluegreen Wilderness Traveler at Shenandoah resort, which has a relatively low cost. During the three months ended March 31, 2007, our gross margin was also positively impacted by approximately $1.2 million as a result of adjustments to cost of real estate sales related to our retroactive application of the estimated gross margins based on project lives as required by SFAS No. 152.

Other resort operations revenue increased $1.1 million or 9% during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The increase in the 2008 period represents higher resort management and service fees earned by our resort management business. Resort management and service fees increased in the aggregate due to an increase in the number of resorts and VOI owners.

Cost of other resort operations decreased $278,000 or 3% during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The decrease during 2008 primarily reflects higher rental proceeds (which are recorded as a reduction to cost), partially off-set by higher maintenance fees on VOIs owned by us and higher developer subsidies incurred relative to our recently completed Resorts.

Selling and marketing expenses for Bluegreen Resorts increased $5.4 million or 10% during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. As a percentage of gross sales, selling and marketing expenses increased from 61% during the three months ended March 31, 2007 to 62% during the three months ended March 31 2008. The increase in selling and marketing expenses during the first quarter 2008 as compared to the same period in 2007 reflects the overall increase in sales as well as the overall increase in the number of prospects seen. As a percentage of sales, our marketing costs increased primarily as a result of a general increase in marketing costs, the deferral of additional sales for which we cannot defer the majority of selling and marketing costs, and a lower tour-to-sales conversion rate. The increases were partially off-set by increased sales to owners, which generally carry lower marketing costs. We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of sales in future periods.

As of March 31, 2008, approximately $29.7 million and $17.5 million of sales and field operating profit, respectively, were deferred under SFAS No. 152 because the buyers did not make the minimum required initial investment as compared to $24.6 million and $14.3 million of sales and field operating profit, respectively, as of December 31, 2007.

Bluegreen Communities

During the three months ended March 31, 2007 and 2008, Bluegreen Communities generated $34.9 million (29%) and $20.9 million (19%) of our total consolidated sales of real estate, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels:

	For the Three Months Ended March 31,

	2007	2008

Number of homesites sold	324	215
Average sales price per homesite	$82,532	$83,973

Bluegreen Communities’ sales decreased $14.0 million or 40% during the first quarter of 2008 as compared to the same period in 2007 as a result of the deterioration in the real estate market generally, and to a lesser extent, because two of our communities were substantially sold out prior to the first quarter of 2008. Before giving effect to the percentage-of-completion method of accounting, and the legal rescission period, during the first quarter of 2008 we entered into contracts to sell homesites totaling $17.9 million, as compared to $32.8 million during the first quarter of 2007. These sales consisted of real estate sold at the following properties:

	Properties Sold in Projects Not Substantially Sold Out at March 31, 2008 (in 000’s)

Project	2007	2008	Difference

Lake Ridge at Joe Pool Lake	$2,698	$1,844	$(854)
Chapel Ridge	5,016	1,582	(3,434)
Havenwood at Hunter’s Crossing	4,377	3,899	(478)
Saddle Creek Forest	1,489	836	(653)
Vintage Oaks at the Vineyard	4,497	4,360	(137)
The Bridges at Preston Crossings	2,702	930	(1,772)
SugarTree on the Brazos	670	210	(460)
King Oaks	1,906	1,699	(207)

Total	$23,355	$15,360	$(7,995)

	Properties Sold in Projects Substantially Sold Out at March 31, 2008 (in 000’s)

Project	2007	2008	Difference

Mystic Shores	$7,557	$2,457	$(5,100)
The Settlement at Patriot Ranch	1,617	—	(1,617)
Miscellaneous	266	124	(142)

Total	$9,440	$2,581	$(6,859)

Also contributing to lower sales in the first quarter of 2008 as compared to 2007 was the net recognition in the first quarter of 2007 of approximately $7.1 million of sales made in 2006 that were pending final platting. This decrease was partially off-set by the net recognition of $2.4 million of revenue under the percentage-of-completion in the first quarter of 2008 compared to $0.4 million in the first quarter of 2007.

Bluegreen Communities’ gross margin increased from 49% in 2007 to 51% in 2008. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 45% and 55% of sales and is expected to approximate these percentages for the foreseeable future.

Other communities operations include the operation of our daily fee golf courses, as well as realty resale operations at several of our residential land communities. Other communities operations revenues increased $1.7 million, or 79%, from $2.2 million to $3.9 million and the related costs increased $550,000, or 23%, from $2.4 million to $2.9 million during the three months ended March 31, 2007 and 2008, respectively. These increases were primarily due to proceeds and related costs associated with the sale of our right to purchase a property in North Carolina.

Selling and marketing expenses for Bluegreen Communities increased $67,000 or 1%during the three months ending March 31, 2008, as compared to the same period in 2007. During the three months ended March 31, 2008 and 2007, selling and marketing expenses for Bluegreen Communities was 25% and 15% percent of sales, respectively. As a percentage of sales, selling and marketing expenses increased due to the overall decline in sales, and to a lesser extent, our shift to more internet-based marketing.

Bluegreen Communities’ general and administrative expenses remained relatively constant from the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

As of December 31, 2007, Bluegreen Communities had $13.2 million of sales and $5.5 million of Field Operating Profit deferred under percentage-of-completion accounting. As of March 31, 2008, Bluegreen Communities had $10.8 million of sales and $4.2 million of Field Operating Profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, mortgage servicing, treasury and legal. Such expenses were $10.3 million and $11.9 million for the three months ended March 31, 2007 and 2008, respectively.

The $1.6 million, or 15%, increase in corporate general and administrative expenses during 2008 as compared to 2007 was primarily due to increased spending on information technology to support growth as well as higher insurance costs. These increases were partially off-set by higher fees earned from mortgage servicing. As previously discussed, we earn fees for servicing the notes receivable that we have sold in term securitization transactions and through vacation ownership receivables purchase facilities.

For a discussion of field selling, general and administrative expenses, please see “Sales and Field Operations,” above.

Interest Income. Interest income is earned from our notes receivable, retained interests in notes receivable sold and cash and cash equivalents. Interest income totaled $9.8 million and $10.0 million during the three months ended March 31, 2007 and March 31, 2008, respectively. During the three months ended March 31, 2008, as compared to the same periods in 2007, interest earned from notes receivable and cash and cash equivalents increased due primarily to higher average balances of our vacation ownership notes receivable and cash and cash equivalents. These increases were partially off-set by the recognition of other-than-temporary decreases in our retained interest in notes receivable sold of approximately $2.7 million in the first quarter of 2008. The decrease in the fair value of our retained interest in notes receivable sold, and the resulting other-than-temporary charge, was based on both an increase in the discount rates applied to estimated future cash flows on our retained interest to reflect current interest rates in the securitization market, and higher than anticipated defaults in sold notes.

Interest Expense. Interest expense was $5.2 million and $4.9 million during the three months ended March 31, 2007 and 2008, respectively. The decrease in interest expense during the three months ended March 31, 2008, as compared to 2007, was primarily as a result of increased capitalized interest on current development activity. Total interest expense capitalized to construction in progress was $3.4 million and $5.0 million for the three months ended March 31, 2007 and 2008, respectively.

Other Income (Expense), Net. Other expense, net was $727,000 for the three months ended March 31, 2007 as compared to other income, net of $265,000 for the three months ended March 31, 2008. The increase in other income, net, during the three months ended March 31, 2008 compared to the same period in 2007 is primarily a result of a charge of approximately $525,000 during the 2007 period for a loss on disposal of various fixed assets.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our consolidated financial statements. (See Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $1.6 million and $0.8 million during the three months ended March 31, 2007 and 2008, respectively, before the cumulative effect of change in accounting principle.

Provision for Income Taxes. Based on our anticipated mix of taxable earnings amongst states, we expect that our 2008 effective income tax rate will be approximately 38.0%. Our effective income tax rate varies as our mix of taxable earnings shifts amongst the various states in which we operate.

Summary. Based on the factors discussed above, our net income was $5.3 million and $1.4 million during the three months ended March 31, 2007 and 2008, respectively.

Changes in Financial Condition

          The following table summarizes our cash flows for the three months ended March 31, 2007 and 2008 (in thousands):

	For the Three Months Ended

	March 31, 2007	March 31, 2008

Cash flows used in operating activities	$(22,659)	$(19,925)
Cash flows provided by investing activities	1,233	5,194
Cash flows provided (used) by financing activities	4,902	(33,151)

Net decrease in cash and cash equivalents	$(16,524)	$(47,882)

Cash Flows From Operating Activities. Cash flows from operating activities increased $2.7 million from net cash outflows of $22.7 million to an outflow of $19.9 million during three months ended March 31, 2007 and 2008, respectively. The increase in cash flows provided by operating activities during 2008 compared to 2007 was primarily driven by higher proceeds from the sale of notes receivable during 2008, as compared to 2007, offset by an increase in development spending.

Cash Flows From Investing Activities. Cash flows from investing activities increased $4.0 million from net cash inflows of $1.2 million to $5.2 million during the three months ended March 31, 2007 and 2008, respectively. This increase was due primarily to higher amounts of cash received in the 2008 quarter from our retained interests in notes receivable sold as compared to amounts received in the 2007 period.

Cash Flows From Financing Activities. Cash flows from financing activities decreased $38.1 million from net cash inflows of $4.9 million during the three months ended March 31, 2007 to outflows of $33.2 million during the three months ended March 31, 2008, respectively. This decrease was primarily related to the repayment of our $55.0 million senior secured notes on March 31, 2008. In addition, during the 2007 period, we received $20.6 million of proceeds in connection with our issuance of the junior subordinated debentures and had no such proceeds during the 2008 period. These decreases were partially offset by net borrowings of $22.0 million in 2008 under our lines-of-credit and receivable-backed notes payable compared to net repayments of $15.6 million in 2007 period.

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

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) we have significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on or repurchase preferred or common stock; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

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

In February 2008, we announced that we were considering pursuing a rights offering of up to $100 million of our common stock. We currently intend to broaden our consideration of potential sources of capital, and accordingly, plan to file a “shelf” registration statement which would, in the future, give us the flexibility to raise long-term capital through the issuance of common stock, preferred stock, debt and/or convertible debt. If we choose to proceed with an offering, our purpose will be to raise capital in order to further strengthen our balance sheet and to support growth, including growth through acquisitions. We recognize that a common stock offering would be highly dilutive at our current stock price and, as such, we have made a decision not to pursue an offering of our common stock at this time.

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of March 31, 2008. These facilities do not constitute all of our outstanding indebtedness as of March 31, 2008. Our other indebtedness includes outstanding, junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

VOI Receivables Purchase Facilities – Off-Balance Sheet Arrangements

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale; however, selling, marketing and administrative expenses are primarily cash expenses and, in our case for the three months ended March 31, 2008, approximated 75% of sales. Accordingly, having facilities available for the hypothecation or sale of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

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

2008 Term Securitization. On March 31, 2008, we completed a private offering and sale of $60.0 million of timeshare loan-backed securities (the “2008 Term Securitization”). The total principal amount of the timeshare loans sold totaled $68.6 million, including: (1) $61.4 million in the aggregate principal amount of timeshare loans that were previously transferred under an existing timeshare loans purchase facility with Branch Banking & Trust Company (“BB&T”) (the “2006 BB&T Purchase Facility”); and (2) $7.2 million of timeshare loans owned by us immediately prior to the 2008 Term Securitization. The timeshare loans were sold to BRFC 2008-A LLC, our wholly-owned, special purpose finance subsidiary (the “Subsidiary”). The Subsidiary then sold the timeshare loans to BXG Receivables Note Trust 2008-A, a Delaware statutory trust (a qualified special purpose entity), without recourse to us or the Subsidiary except for breaches of certain representations and warranties at the time of sale. We have accounted for this transaction as an “off-balance sheet” sale of receivables. BB&T Capital Markets acted as the initial purchaser in the 2008 Term Securitization.

The proceeds from the 2008 Term Securitization were used to: (1) repay $51.0 million of the $60.6 million outstanding under the 2006 BB&T Purchase Facility; (2) deposit initial amounts in a required cash reserve account; (3) pay certain transaction fees and expenses; and, (4) provide net cash proceeds of $5.8 million to us, which will be used for general corporate purposes and debt service. We also received a retained interest in the future cash flows from the 2008 Term Securitization.

The following is a summary of significant financial information related to our off-balance sheet facilities and securitizations during the periods presented below (in thousands):

	As of

	December 31, 2007	March 31, 2008

On Balance Sheet:
Retained interests in notes receivable sold	$141,499	$142,029

Off Balance Sheet:
Notes receivable sold without recourse	644,735	665,571
Principal balance owed to note receivable purchasers	597,970	618,278

	Three Months Ended

	March 31, 2007	March 31, 2008

Income Statement:
Gain on sales of notes receivable (1)	$7,967	$8,245
Interest accretion on retained interests in notes receivable sold	4,234	2,676
Servicing fee income	2,135	2,426

(1) Includes amounts classified as VOI sales, pursuant to SFAS No. 152.

Credit Facilities for Bluegreen’s Receivables and Inventories

In addition to the VOI receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. As of March 31, 2008, we had the following credit facilities:

Credit Facility	Outstanding Borrowings as of March 31, 2008	Availability as of March 31, 2008	Advance Period Expiration; Borrowing Maturity	Borrowing Limit	Borrowing Rate	Rate as of March 31, 2008

The GMAC AD&C Facility	$ 98.3 million	$ 51.7 million	Expired (1); August 15, 2013	$ 150.0 million	30-day LIBOR + 4.50%	7.21%

2008 BB&T Purchase Facility	$ 9.7 million	$ 140.3 million	May 25, 2010; March 5, 2021	$ 150.0 million	30-day LIBOR + 1.75%	4.46%

The GMAC Communities Facility	$ 73.8 million	$ 1.2 million	Expired (2); September 30, 2009	$ 75.0 million	Prime + 1.00%	6.25%

The GE Bluegreen/Big Cedar Facility	$ 22.1 million	$ 22.9 million	April 16, 2009; April 16, 2016	$ 45.0 million	30-day LIBOR + 1.75%	4.46%

Textron Facility (3)	$ 29.2 million	$ 45.8 million	April 17, 2010; Varies	$ 75.0 million	Prime + 1.50%	6.75%

(1)

No additional projects may be added to the facility; however, borrowings on the specific projects added to the facility prior to February 15, 2008 can be made after this date subject to the terms and conditions of each individual project commitment. See further discussion, below.

(2)

Borrowings on the specific projects added to the facility prior to expiration can be made after expiration subject to the terms and conditions of each individual project commitment. See further discussion below.

(3)

This facility was entered into during April 2008, but certain outstanding debt at March 31, 2008 was incorporated into this facility. Availability is as of April 17, 2008. Borrowing maturities under this facility vary based upon the individual sub-loan agreements that are entered into under this facility.

Credit Facilities for Bluegreen Resorts’ Receivables and Inventories

The GMAC AD&C Facility. In September 2003, RFC also provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the “GMAC AD&C Facility”). The project approval period on the GMAC AD&C Facility, as amended, expired on February 15, 2008; however, advances on specific projects may be taken through project commitment expiration dates ranging from July 2008 through June 2009. Outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Interest payments are due monthly. During the first quarter of 2008 we borrowed approximately $15.3 million for development at our resort in Las Vegas, Nevada and our Fountains resort in Orlando, Florida. These borrowings were offset by $9.2 million of repayments on the facility during the first quarter of 2008.

In April 2008, we borrowed $7.8 million under the GMAC AD&C Facility to fund development activities at our Club 36 resort in Las Vegas, Nevada. In addition, we also borrowed $6.2 million in connection with the development at our Fountains resort in Orlando, Florida. Subsequent to these borrowings, net of repayments, we had $39.5 million in remaining availability on this facility.

The 2008 BB&T Purchase Facility. In March 2008 we renewed the 2008 BB&T Purchase Facility extending the facility to May 2010 and expanding the facility amount to a cumulative purchase price of $150 million on a revolving basis (the “2008 BB&T Purchase Facility”). While ownership of the receivables is transferred for legal purposes, the transfers of the receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The 2008 BB&T Purchase Facility utilizes an owner’s trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary (“BTFC I”), and BTFC I subsequently transfers the receivables to an owner’s trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the 2008 BB&T Purchase Facility. The 2008 BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the 2008 BB&T Purchase Facility are subject to certain conditions precedent. Under the 2008 BB&T Purchase Facility, as amended, a variable purchase price of approximately 83% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The specified return is equal to either the commercial paper rate or LIBOR rate plus 1.75%, subject to use of alternate return rates in certain circumstances. We act as servicer under the 2008 BB&T Purchase Facility for a fee.

During the first quarter of 2008, we transferred $54.4 million of notes receivable and received $45.1 million in cash proceeds under the 2008 BB&T Purchase Facility. In connection with the 2008 Term Securitization (described above), $51.0 million of the amounts outstanding on the 2008 BB&T Purchase Facility were repaid. In April 2008, we transferred $29.3 million in VOI notes receivable to the 2008 BB&T Purchase Facility and received $24.3 million in cash proceeds. Subsequent to this borrowing we had $117.0 million in remaining availability on this facility.

The GE Bluegreen/Big Cedar Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The facility allows for advances on a revolving basis through April 16, 2009, and all outstanding borrowings mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the facility ranges from 97% - 90% (based on the spread between the weighted average note receivable coupon and GE’s interest rate) of the outstanding principal balance of eligible notes receivable arising from the sale of VOIs. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at the one month LIBOR rate plus 1.75%. We act as servicer under this facility for a fee. During 2008, no borrowings were made under the GE Bluegreen/Big Cedar Receivables Facility.

Textron Facility. On April 17, 2008, Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen Corporation, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Facility”) with Textron Financial Corporation (“Textron”). The Facility will be used to facilitate the borrowing of funds for resort development activities. In addition, Bluegreen Corporation is guaranteeing all sub-loans under the master agreement. The borrowing period for the Facility expires in April 2010 with a maturity date varying on the individual sub-loan agreements under the master facility. Interest on the Facility is equal to the Prime Rate plus 1.50% and is due monthly. As of March 31, 2008, BVU had existing borrowings with Textron in conjunction with our Odyssey Dells and World Golf Village resorts of $7.0 million and $1.9 million, respectively. These borrowings have been incorporated into the Facility. In addition, certain other obligations to Textron and its affiliates in excess of $25.0 million, including outstanding bonds purchased in Bluegreen Corporation’s term securitization transactions, also reduce the availability under the Facility.

In April 2008, we acquired the unsold VOI inventory, certain commercial space, and property management operations of the Royal Suites at Atlantic Palace Resort for $13.5 million. The 293-unit, 31-story Atlantic Palace Resort is located in Atlantic City, New Jersey, and is situated on the Atlantic Ocean and the Atlantic City Boardwalk. We borrowed $9.0 million under the Facility, described above, in connection with the acquisition of this resort. Subsequent to the above mentioned borrowings, the remaining availability under this facility is $36.8 million.

New Resorts Facilities. The 2008 BB&T Purchase Facility and the GE Bluegreen/Big Cedar Facility discussed above are the only ongoing receivables facilities under which we currently have the ability to monetize our VOI notes receivable as of March 31, 2008. We currently have a term sheet with Wellington Financial and Liberty Bank for a two-year, $75 million revolving receivables hypothecation facility (the “2008 Wellington/Liberty Facility”). There can be no assurances that this facility will be consummated on the agreed-upon terms, or at all. Factors which could adversely impact our ability to obtain new or additional VOI receivable purchase or hypothecation facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with VOI companies; a deterioration in the performance of our VOI notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There are no assurances that we will obtain new purchase facilities or will be in a position to replace our existing purchase facilities when they are fully funded or expire. As indicated above, our inability to sell VOI receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

The Foothill Facility. We are in the process of seeking to amend and extend a revolving credit facility with Wells Fargo Foothill, Inc. (“Foothill”) historically primarily used for borrowings collateralized by Bluegreen Communities receivables and inventory, but under which we will also be able to borrow a portion of the facility collateralized by the pledge of VOI receivables up to $25.0 million. For further details on this facility, see “Credit Facilities for Bluegreen Communities’ Receivables and Inventories” below.

Credit Facilities for Bluegreen Communities’ Receivables and Inventories

The Foothill Facility. We are seeking to renew and extend our revolving credit facility with Foothill secured by the pledge of Bluegreen Communities’ receivables, Bluegreen Communities’ inventory borrowings, and up to $25.0 million of the total facility available for the pledge of Bluegreen Resorts’ receivables (the “Foothill Facility”). There can be no assurances that we will amend and extend the Foothill Facility on favorable terms, if at all.

The GMAC Communities Facility. We have a revolving credit facility with RFC (the “GMAC Communities Facility”) for the purpose of financing our Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the “Secured Projects”): Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary River Club at St. Andrews Sound (Waverly, Georgia). In addition, the GMAC Communities Facility is secured by our Carolina National and the Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. The period during which we can add additional projects to the GMAC Communities Facility has expired although we can continue to borrow on projects approved prior to the expiration of individual borrowing commitments ranging from June 30, 2008 through the maturity of the facility on September 30, 2009. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. Interest payments are due monthly.The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to finance the acquisition and development of Bluegreen Communities projects. During the first quarter of 2008, we borrowed $16.5 million under the GMAC Communities Facility to fund development expenditures on certain of the secured projects. These borrowings were offset by $9.1 million of repayments made on the facility during the first quarter of 2008.

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

Unsecured Credit Facility

In August 2007, we executed agreements to renew our unsecured line-of-credit with Wachovia Bank, N.A. and increase it from $15.0 million to $20.0 million. This line-of-credit is an available source of short-term liquidity for

us. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75% (4.5% at March 31, 2008). Interest is due monthly, and all outstanding amounts are due on July 30, 2009. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. During the first quarter of 2008, we borrowed $10.0 million under this line-of-credit for general corporate purposes. As of March 31, 2008, the remaining availability under this line-of-credit was $10.0 million. In addition, an aggregate of $551,000 of irrevocable letters of credit were provided under this line-of-credit. During April 2008, an aggregate of $9.5 million of irrevocable letters of credit were provided under this line-of-credit in connection with regulatory requirements to conduct presales of one of our resorts.

Commitments

As of March 31, 2008, our material commitments included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal and interest payments, respectively, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of March 31, 2008 (in thousands):

	Payments Due by Period

	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Contractual Obligations

Receivable-backed notes payable	$2,184	$—	$—	$42,143	$44,327
Lines-of-credit and notes payable	23,100	152,267	31,665	3,131	210,163
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	9,298	15,897	7,750	21,827	54,772

Total contractual obligations	34,582	168,164	39,415	177,928	420,089

Interest Obligations (1)

Receivable-backed notes payable	2,232	4,226	4,226	6,746	17,430
Lines-of-credit and notes payable	13,526	11,225	1,072	1,888	27,711
Jr. Subordinated debentures	10,618	21,237	21,237	243,274	296,366

Total contractual interest	26,376	36,688	26,535	251,908	341,507

Total contractual obligations	$60,958	$204,852	$65,950	$429,836	$761,596

(1) For interest on variable rate debt, we have assumed that the interest rate remains the same as the rate at  March 31, 2008.

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

We estimate that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $42.0 million as of March 31, 2008. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred was approximately $49.1 million as of March 31, 2008. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

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

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our reports that we file under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Bluegreen Resorts

LeisurePath Vacation Club

In Michelle Alamo, Ernest Alamo, Toniann Quinn and Terrance Quinn v. Vacation Station, LLC, LeisurePath Vacation Club, LeisurePath, Inc., Bluegreen Corporation, Superior Court of New Jersey, Bergen County, Docket No. L-6716-05, Civil Action, Plaintiffs filed a purported “Class Action Complaint” on September 23, 2005. Raising allegations concerning the marketing of the LeisurePath Travel Services Network product to the public, and, in particular, New Jersey residents by Vacation Station, LLC, an independent distributor of travel products. Vacation Station, LLC purchased LeisurePath membership kits from LeisurePath, Inc.’s Master Distributor, Mini Vacations, Inc. and then sold the memberships to consumers. The parties agreed to a settlement pursuant to which persons who purchased a participation in the Network from Vacation Station, LLC’s sales office in Hackensack, New Jersey will be allowed to select either: (1) seven consecutive nights of accommodations in a Bluegreen resort located in either Orlando, Las Vegas, or Myrtle Beach to be used by December 31, 2009; or (2) continued memberships and a waiver of their Network membership fees until 2012. In an effort to resolve any claims of individuals who may allege improper soliciting, but did not purchase a participation in the Network, an agreed upon number of three day/two night vacation certificates (for use at the same properties listed above) will be made available. The first non-purchasers who submit a prepared affidavit swearing to the validity of their claim will receive these certificates. A Fairness Hearing for final approval of the proposed settlement took place on April 18, 2008, at which time the judge gave final approval of the proposed settlement and awarded Plaintiff’s counsel $300,000 in attorney’s fees. Incentive payments totaling $13,000 will be made to the six named Plaintiffs in the suit. As of March 31, 2008, we have accrued approximately $413,000 in connection with this matter.

Except for as described above, there have been no material changes in Bluegreen’s previously disclosed legal proceedings.

Bluegreen is also a party to routine litigation incidental to its business. Additionally, Bluegreen from time to time receives inquiries from regulators with respect to compliance with “Do Not Call Lists” and state consumer regulations. In each case, Bluegreen attempts to appropriately respond to such inquiries and to address consumer complaints. On April 3, 2008, Bluegreen received correspondence dated April 3, 2008 from the Missouri Attorney General’s Office relating to approximately 100 consumer complaints received by that office over the previous 4 years and seeking a payment of $700,000. Bluegreen is reviewing the Missouri complaints and believes that many may have been previously resolved directly with the consumer. Discussions with the Missouri Attorney General are ongoing. There is no assurance that any such inquiries or complaints will not result in regulatory agreements or require monetary payments but Bluegreen does not expect that any such agreements would have a material adverse impact on the company or that any such amounts would be material.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2008, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of March 31, 2008, there were 694,500 shares remaining for purchase under our current repurchase program

Item 4. Submission of Matters to a Vote of Security Holders.

          On April 30, 2008, the Company held its annual meeting of shareholders. Results of votes with respect to proposals submitted at that meeting are as follows:

a)	The election of three directors for a term of three years expiring at the 2011 annual meeting of shareholders. Votes recorded, by nominee, were as follows:

	Shares Voted

Nominee	For	Against	Abstain	Total

John E. Abdo	26,147,764	—	1,846,544	27,994,308
Scott W. Holloway	26,266,798	—	1,727,510	27,994,308
John Laguardia	26,207,642	—	1,786,666	27,994,308

The Company’s Board of Directors is divided into three classes that have terms expiring at the Company’s Annual Meeting of Shareholders over the next three years.

b)	The approval of the 2008 Stock Incentive Plan. Our stockholders voted to approve this proposal with 19,220,538 votes for and 4,683,302 votes against. There were 4,090,468 abstentions.

c)

The ratification of appointment of our independent registered public accounting firm. Our stockholders voted to approve this proposal with 26,719,309 votes for and 68,445 votes against. There were 1,206,533 abstentions.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.194

Master Acquisition, Developments and Construction Facility Loan and Security Agreement signed on April 17, 2008, between Textron Financial Corporation as Lender, Bluegreen Vacations Unlimited, Inc. as Borrower and Bluegreen Corporation as Guarantor.

10.195	BXG Receivables Note Trust 2008-A, Standard Definitions, dated as of March 15, 2008.

10.196

Indenture between BXG Receivables Note Trust 2008-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated March 15, 2008.

10.197	Sale Agreement by and among BRFC 2008-A LLC, as the Depositor and BXG Receivables Note Trust 2008-A as the Issuer dated March 15, 2008.

10.198	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as the Seller, and BRFC 2008-A LLC as the Depositor, dated March 15, 2008.

10.199	Purchase and Contribution Agreement by and among Bluegreen Corporation and BRFC 2008-A LLC, dated March 15, 2008.

10.212

Amended and Restated Indenture between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, and Branch Banking and Trust Company as Agent, dated March 1, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN CORPORATION (Registrant)

Date: May 9, 2008	By: /S/ JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	By: /S/ ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 9, 2008	By: /S/ RAYMOND S. LOPEZ

Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)