Form 10-Q
period 2008-06-30
BLUEGREEN CORP
filed 2008-08-07
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to ______________________

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

               Yes ☐     No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2008, there were 32,605,128 shares of the registrant’s common stock, $0.01 par value, outstanding.

BLUEGREEN CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

TRADEMARKS

The terms “Bluegreen®,” “Bluegreen Communities®,” “Bluegreen Vacation Club®,” “Colorful Places To Live And Play®,” “You’re Going To Like What You See!®,” “Encore Rewards®,” “Outdoor Traveler Logo®,” and the “Bluegreen Logo®” are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

The terms “The Hammocks at Marathon™,” “Orlando’s Sunshine Resort™,” “Solara Surfside™,” “Mountain Run at Boyne™,” “The Falls Village™,” “Bluegreen Wilderness Club™,” “The Lodge Alley Inn™,” “Carolina Grande™,” “Harbour Lights™,” “Patrick Henry Square™,” “SeaGlass Tower™,” “Shore Crest Vacation Villas™,” “Laurel Crest™,” “MountainLoft™,” “MountainLoft Resort II™,” “Daytona SeaBreeze™,” “Shenandoah Crossing™,” “Christmas Mountain Village™,” “Traditions of Braselton™,” “Sanctuary Cove at St. Andrews Sound™,” “Sanctuary River Club at St. Andrews Sound™,” “Catawba Falls Preserve™,” “Chapel Ridge™,” “Mountain Lakes Ranch™,” “Silver Lakes Ranch™,” “Mystic Shores™,” “Lake Ridge™,” “Lake Ridge at Joe Pool Lake™,” “Ridge Lake Shores™,” “Quail Springs Ranch™,” “SugarTree at the Brazos™,” “Mountain Springs Ranch™,” “Havenwood at Hunter’s CrossingTM,” “Vintage Oaks at the Vineyard™,” “King Oaks™,” “The Bridges at Preston Crossings™,” “Crystal Cove™,” “Fairway Crossings™,” “Woodlake™,” “Saddle Creek Forest™,” “The Settlement at Patriot Ranch™,” “Carolina National™,” “Brickshire™,” “Golf Club at Brickshire™,” “Preserve at Jordan Lake™,” “Encore Dividends™,” “Bluegreen Preferred™,” “BG Pirates Lodge™,” “Bluegreen Traveler Plus™,” “BG Club 36™,” “Bluegreen Wilderness Club at Long Creek Ranch™,” and “Bluegreen Wilderness Traveler at Shenandoah™” are trademarks or service marks of Bluegreen Corporation in the United States.

The terms “Big Cedar®” and “Bass Pro Shops®” are registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.

The term “World Golf Village®” is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc. All other marks are registered marks of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2007	June 30, 2008

		(Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of $19,460 and $23,716 at December 31, 2007 and June 30, 2008, respectively)	$144,973	$83,273
Contracts receivable, net	20,532	19,987
Notes receivable (net of allowance of $ 17,458 and $27,916 at December 31, 2007 and June 30, 2008, respectively)	160,665	226,803
Prepaid expenses	14,824	18,999
Other assets	23,405	29,277
Inventory, net	434,968	498,787
Retained interests in notes receivable sold	141,499	133,048
Property and equipment, net	94,421	109,968
Goodwill	4,291	8,502

Total assets	$1,039,578	$1,128,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$38,901	$34,914
Accrued liabilities and other	60,421	68,115
Deferred income	36,559	41,230
Deferred income taxes	98,362	99,552
Receivable-backed notes payable	54,999	119,703
Lines-of-credit and notes payable	176,978	240,854
10.50% senior secured notes payable	55,000	—
Junior subordinated debentures	110,827	110,827

Total liabilities	632,047	715,195

Minority interest	22,423	24,581

Commitments and contingencies (Note 10)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 90,000 shares authorized; 33,957 and 33,972 shares issued at December 31, 2007 and June 30, 2008, respectively	339	339
Additional paid-in capital	178,144	179,962
Treasury stock, 2,756 common shares at both December 31, 2007 and June 30, 2008, at cost	(12,885)	(12,885)
Accumulated other comprehensive income, net of income taxes	9,808	6,909
Retained earnings	209,702	214,543

Total shareholders’ equity	385,108	388,868

Total liabilities and shareholders’ equity	$1,039,578	$1,128,644

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

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,

	2007	2008

Revenues:
Gross sales of real estate	$158,455	$138,881
Estimated uncollectible VOI notes receivable	(15,181)	(18,795)

Sales of real estate	143,274	120,086

Other resort and communities operations revenue	15,590	17,806
Interest income	12,108	13,503
Other income, net	—	208

	170,972	151,603
Costs and expenses:
Cost of real estate sales	46,305	30,972
Cost of other resort and communities operations	11,855	11,074
Selling, general and administrative expenses	98,452	100,639
Interest expense	5,881	2,041
Other expense, net	246	—

	162,739	144,726

Income before minority interest and provision for income taxes	8,233	6,877
Minority interest in income of consolidated subsidiary	1,633	1,320

Income before provision for income taxes	6,600	5,557
Provision for income taxes	2,508	2,112

Net income	$4,092	$3,445

Net income per common share:
Basic	$0.13	$0.11

Diluted	$0.13	$0.11

Weighted average number of common and common equivalent shares:
Basic	30,926	31,227

Diluted	31,277	31,454

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,

	2007	2008

Revenues:
Gross sales of real estate	$283,699	$258,259
Estimated uncollectible VOI notes receivable	(26,594)	(35,162)
Gains on sales of VOI notes receivable	7,967	8,245

Sales of real estate	265,072	231,342

Other resort and communities operations revenue	30,608	35,676
Interest income	21,950	23,464
Other income, net	—	473

	317,630	290,955
Costs and expenses:
Cost of real estate sales	83,037	61,930
Cost of other resort and communities operations	24,274	23,761
Selling, general and administrative expenses	179,845	188,308
Interest expense	11,032	6,990
Other expense, net	973	—

	299,161	280,989

Income before minority interest and provision for income taxes	18,469	9,966
Minority interest in income of consolidated subsidiary	3,267	2,158

Income before provision for income taxes	15,202	7,808
Provision for income taxes	5,777	2,967

Net income	$9,425	$4,841

Net income per common share:
Basic	$0.30	$0.16

Diluted	$0.30	$0.15

Weighted average number of common and common equivalent shares:
Basic	30,943	31,220

Diluted	31,324	31,459

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2007	2008

Operating activities:
Net income	$9,425	$4,841
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash stock compensation expense	1,153	1,768
Minority interest in income of consolidated subsidiary	3,267	2,158
Depreciation and amortization	8,983	7,677
Gains on sales of VOI notes receivable	(7,967)	(8,245)
Loss on disposal of property and equipment	526	4
Estimated uncollectible notes receivable	26,614	35,279
Provision for deferred income taxes	5,777	2,967
Interest accretion on retained interests in notes receivable sold	(8,512)	(8,282)
Proceeds from sales of notes receivable	46,026	55,705
Change in operating assets and liabilities:
Contracts receivable	(3,489)	545
Notes receivable	(140,013)	(159,020)
Inventory	(17,075)	(45,484)
Prepaid expenses and other assets	335	(7,813)
Accounts payable, accrued liabilities and other	14,920	8,827

Net cash used in operating activities	(60,030)	(109,073)

Investing activities:
Purchases of property and equipment	(15,159)	(12,681)
Investment in statutory business trust	(619)	—
Cash used in business acquisitions	—	(6,105)
Cash received from retained interests in notes receivable sold	12,935	21,681

Net cash (used) provided by investing activities	(2,843)	2,895

Financing activities:
Proceeds from borrowings collateralized by notes receivable	77,348	126,827
Payments on borrowings collateralized by notes receivable	(7,292)	(62,659)
Proceeds from lines-of-credit facilities and other notes payable	38,055	74,409
Payments under lines-of-credit facilities and other notes payable	(49,996)	(37,753)
Payments on 10.50% senior secured notes	—	(55,000)
Proceeds from issuance of junior subordinated debentures	20,619	—
Payment of debt issuance costs	(1,569)	(1,396)
Proceeds from exercise of stock options	553	50

Net cash provided by financing activities	77,718	44,478

Net increase (decrease) in cash and cash equivalents	14,845	(61,700)
Cash and cash equivalents at beginning of period	71,148	144,973

Cash and cash equivalents at end of period	85,993	83,273
Restricted cash and cash equivalents at end of period	(26,675)	(23,716)

Unrestricted cash and cash equivalents at end of period	$59,318	$59,557

Supplemental schedule of non-cash operating, investing and financing activities:

Inventory acquired through financing	$12,600	$8,432

Property and equipment acquired through financing	$896	$3,643

Retained interests in notes receivable sold	$5,065	$9,624

Net change in unrealized gains in retained interests in notes receivable sold	$(2,823)	$(4,676)

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2007, which are included in our 2007 Annual Report on Form 10-K (“Annual Report”).

Organization

We provide Colorful Places to Live and Play® through our resorts and residential communities businesses. Our resorts business (“Bluegreen Resorts”) acquires, develops, markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts generally located in popular, high-volume, “drive-to” vacation destinations. VOIs in our resorts typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Members in our Bluegreen Vacation Club may stay in any of our participating resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 3,700 resorts and other vacation experiences such as cruises and hotel stays. During the six months ended June 30, 2008, our 28 sales offices were marketing and selling VOIs in 22 core resorts located in the United States and Aruba. As of June 30, 2008, we operated 20 sales offices on-site at our core resorts, six off-site sales offices and one on the campus of a resort under development. In July 2008, we commenced selling at our newly acquired resort, The Royal Suites at Atlantic Palace in Atlantic City, New Jersey. In addition, we anticipate sales to commence at our other new resort, Club La Pension in New Orleans, Louisiana, during the third quarter of 2008. Additionally, Bluegreen Vacation Club members who acquired or upgraded their VOIs on or after July 1, 2006, also have access to 18 Shell Vacation Club (“Shell”) resorts, through our Select Connections™ joint venture with Shell. Shell is an unaffiliated privately-held resort developer.

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

Use of Estimates

United States generally accepted accounting principles (“GAAP”) require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

We have made certain reclassifications of prior period amounts to conform to the current period presentation.

Earnings Per Common Share

We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per common share, but gives effect to all dilutive stock options and unvested restricted stock using the treasury stock method. During the six months ended June 30, 2007 and 2008, a total of 138,313 and 15,000 shares of common stock, respectively, were issued as a result of stock option exercises. There were approximately 1.2 million stock options not included in diluted earnings per common share during the three and six months ended June 30, 2007 because the effect would be anti-dilutive. There were approximately 1.8 million and 1.6 million stock options not included in diluted earnings per common share during the three and six months ended June 30, 2008, respectively, because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2008	2007	2008

Basic and diluted earnings per share – numerator:
Net income	$4,092	$3,445	$9,425	$4,841

Denominator:
Denominator for basic earnings per share - weighted-average shares	30,926	31,227	30,943	31,220

Effect of dilutive securities:
Stock options and unvested restricted stock	351	227	381	239

Denominator for diluted earnings per share - adjusted weighted-average shares	31,277	31,454	31,324	31,459

Basic earnings per common share	$0.13	$0.11	$0.30	$0.16

Diluted earnings per common share	$0.13	$0.11	$0.30	$0.15

Retained Interests in Notes Receivable Sold

When we sell our notes receivable either pursuant to our vacation ownership receivables purchase facilities (more fully described in Note 3) or through term securitizations, we evaluate whether or not such transfers should be accounted for as a sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e., put presumptively beyond our reach and the reach of our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through an agreement that either: (1) entitles and obligates us to repurchase or redeem the assets before their maturity; or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

In connection with such transactions, we retain subordinated traunches and rights to excess interest spread, which are retained interests in the notes receivable sold. Gain or loss on the sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer.

We consider our retained interests in notes receivable sold as available-for-sale investments and, accordingly, carry them at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains or losses on our retained interests in notes receivable sold are included in our shareholders’ equity as accumulated other comprehensive income, net of income taxes. Declines in fair value that are determined to be other than temporary are charged to operations and classified as a reduction to interest income.

We measure the fair value of the retained interests in the notes receivable sold initially and on a quarterly basis based on the present value of estimated future expected cash flows using our best estimates of the key assumptions – prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Interest on the retained interests in notes receivable sold is accreted using the effective yield method. In the first six months ended June 30, 2008 we recorded a charge in March 2008 for other-than-temporary decreases in the fair value of three of our retained interest in notes receivable sold totaling approximately $2.7 million. The decrease in the fair value of our retained interest in notes receivable sold, and the resulting other-than-temporary charge, was based on both an increase in the discount rates applied to estimated future cash flows on our retained interests to reflect current interest rates in the securitization market, and higher than anticipated defaults in sold notes.

Comprehensive Income

Accumulated other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2008	2007	2008

Net income	$4,092	$3,445	$9,425	$4,841
Change in net unrealized gains on retained interests in notes receivable sold, net of income taxes	(1,548)	(1,500)	(1,756)	(2,899)

Total comprehensive income	$2,544	$1,945	$7,669	$1,942

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. With the exception of its applicability to non-financial assets and liabilities (as discussed below), we adopted SFAS No. 157 on January 1, 2008, at which time it was applied prospectively.

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

Accounting Pronouncements Not Yet Adopted

In February 2008, the FASB agreed to partially defer the effective date of SFAS No. 157, with respect to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the impact that the adoption of the remaining provisions of SFAS No. 157 will have on our financial statements.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), subject to limited exceptions, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Additionally, due diligence and transaction costs incurred to effect an acquisition will be expensed as incurred, as opposed to being capitalized as part of the acquisition purchase price. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact that SFAS No. 141(R) will have on our financial statements.

2. Business Combinations

During the three months ended June 30, 2008, we purchased real estate and operations at two resorts, The Royal Suites at Atlantic Palace in Atlantic City, New Jersey, and Club La Pension in New Orleans, Louisiana. Each of these acquisitions constituted the purchase of a business under SFAS No. 141, Business Combinations, and Emerging Issues Task Force (“EITF”) 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The combined purchase price of these acquisitions was $21.8 million, which was allocated as follows: VOI inventory of $9.9 million, property and equipment of $7.7 million, and goodwill of $4.2 million.

3. Sales of Notes Receivable

2008 Term Securitization. On March 31, 2008, the Company completed a private offering and sale of $60.0 million of timeshare loan-backed securities (the “2008 Term Securitization”). The total principal amount of the timeshare loans sold totaled $68.6 million, including: (1) $61.4 million of loans in aggregate principal of timeshare loans that were previously transferred under an existing timeshare loan purchase facility with Branch Banking & Trust Company (“BB&T”) (the “BB&T Purchase Facility”); and (2) $7.2 million of timeshare loans owned by us immediately prior to the 2008 Term Securitization. BB&T Capital Markets acted as the initial purchaser in the 2008 Term Securitization.

The proceeds from the 2008 Term Securitization were used to: (1) repay $51.0 million of the $60.6 million outstanding under the 2008 BB&T Purchase Facility; (2) deposit initial amounts in a required cash reserve account; (3) pay certain transaction fees and expenses, and (4) provide net cash proceeds of $5.8 million to us, which were used for general corporate purposes and debt service. The Company also received a retained interest in the future cash flows from the 2008 Term Securitization. The timeshare loans were sold to BRFC 2008-A LLC, the Company’s wholly-owned, special purpose finance subsidiary (the “Subsidiary”). The Subsidiary then sold the timeshare loans to BXG Receivables Note Trust 2008-A, a Delaware statutory trust (a qualified special purpose entity), without recourse to the Company or the Subsidiary except for breaches of certain representations and warranties at the time of sale.

There were no sales of notes receivable during the three months ended June 30, 2007 or 2008. Sales of notes receivable during the six months ended June 30, 2007 and 2008 were as follows (in millions):

For the Six Months Ended June 30, 2007

Sale Facility	Aggregate Principal Balance of Notes Receivable	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2006-A GE Purchase Facility	$51.2	$46.0	$8.0	$6.2

For the Six Months Ended June 30, 2008

Sale Facility	Aggregate Principal Balance of Notes Receivable	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2008 Term Securitization	$68.6	$60.0	$8.2	$11.7

The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold during the six months ended June 30, 2007 and 2008:

	For the Six Months Ended

	June 30, 2007	June 30, 2008

Prepayment rates	15.0% - 11.0%	31.0% - 17.0%
Loss severity rates	38.0% - 71.3%	38.0%
Default rates	10.5% - 1.0%	7.2% - 1.0%
Discount rates	9.0%	13.4%

4. Retained Interests in Notes Receivable Sold

Our retained interests in notes receivable sold, which are classified as available-for-sale investments, and their associated unrealized gain (loss) are set forth below (in thousands).

As of December 31, 2007:	Amortized Cost	Unrealized Gain (Loss)	Fair Value

2002 Term Securitization	$8,842	$—	$8,842
2004 Term Securitization	11,934	2,797	14,731
2004 GE Purchase Facility	5,633	(609)	5,024
2005 Term Securitization	29,268	2,230	31,498
2006 GE Purchase Facility	15,481	953	16,434
2006 Term Securitization	24,522	1,529	26,051
2007 Term Securitization	30,000	8,919	38,919

Total	$125,680	$15,819	$141,499

As of June 30, 2008:	Amortized Cost	Unrealized Gain (Loss)	Fair Value

2002 Term Securitization	$8,890	$(354)	$8,536
2004 Term Securitization	9,217	2,229	11,446
2004 GE Purchase Facility	3,792	32	3,824
2005 Term Securitization	21,784	2,553	24,337
2006 GE Purchase Facility	15,667	218	15,885
2006 Term Securitization	20,158	171	20,329
2007 Term Securitization	32,265	4,430	36,695
2008 Term Securitization	10,131	1,865	11,996

Total	$121,904	$11,144	$133,048

The following assumptions were used to measure the fair value of the above retained interests:

As of

	December, 31, 2007	June 30, 2008

Prepayment rates	33% - 6%	35% - 5%
Loss severity rates	18% - 72%	6% - 38%
Default rates	12% - 0%	13% - 0%
Discount rates	12.6%	14.5%

As previously stated,  in the first six months ended June 30, 2008 we recorded a charge in March 2008 for other-than-temporary decreases in the fair value of three of our retained interest in notes receivable sold totaling approximately $2.7 million.  The decrease in the fair value of our retained interest in notes receivable sold, and the resulting other-than-temporary charge, was based on both an increase in the discount rates applied to estimated future cash flows on our retained interests to reflect current nterest rates in the securitization market, and higher than anticipated defaults in sold notes.

5. Lines-of-Credit and Receivable-Backed Notes Payable

Lines-of-Credit and Notes Payable

Please refer to our Annual Report as well as the “Liquidity and Capital Resources” section included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for specific information related to our debt. The table below sets forth the balances of our lines-of-credit and notes payable (in thousands):

	As of

	December 31, 2007		June 30, 2008

	Balance	Interest Rates	Balance	Interest Rates

The GMAC Communities Facility	$66,418	8.25%	$67,769	6.00%
The GMAC AD&C Facility	81,662	9.10%	109,464	6.96%
Textron AD&C Facility	9,701	8.50%	25,180	6.25 –6.50%
Wachovia Notes Payable	16,353	6.60 – 6.95%	22,334	4.46 – 4.81%
Fifth Third Bank Note Payable	—	—	3,400	5.46%
Wachovia Line-of-Credit	—	—	9,949	4.21%
Other	2,844	3.29 – 11.03%	2,758	5.86 – 11.03%

Total	$176,978		$240,854

Significant changes during the six months ended June 30, 2008 include:

The GMAC Communities Facility. During the six months ended June 30, 2008, we borrowed $16.5 million to fund development expenditures on certain of the secured projects. These borrowings were partially offset by repayments of $15.1 million. The interest rate on this borrowing is the prime rate plus 1.00%, and the maturity date is September 30, 2009.

The GMAC AD&C Facility. During the six months ended June 30, 2008, we borrowed $30.3 million to fund construction and development at our Club 36 resort in Las Vegas, Nevada, and $16.6 million for construction and development at our Fountains Resort in Orlando, Florida. These borrowings were partially offset by repayments of $19.1 million. The interest rate on this borrowing is the one-month LIBOR plus 4.50%, and matures at various dates based upon the sub-loan agreements.

Textron AD&C Facility. In April 2008, we borrowed $9.0 million in connection with the acquisition of The Royal Suites at Atlantic Palace located in Atlantic City, New Jersey. In May 2008, we also borrowed $8.4 million in connection with the acquisition of additional VOIs at one of our existing resorts in Wisconsin. These borrowings were partially offset by net repayments of $1.9 million. The interest rate on this borrowing is the prime rate plus 1.50%, and the maturity date varies based on the sub-loan borrowing agreements; however, the borrowing period ends on April 17, 2010.

Wachovia Notes Payable. In June 2008, we entered into a note payable for $6.1 million in connection with the acquisition of Club La Pension located in New Orleans, Louisiana. The interest is due monthly and is charged at the 30-day LIBOR plus 2.35%, and matures in June 2012.

Fifth Third Bank. In April 2008, we purchased a building which we plan to convert into a preview center in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. The note payable allows for total borrowing of $7.1 million, the remaining $3.7 million is available to fund refurbishment of the building, subject to the terms and conditions of the note. Interest is payable monthly through the earlier of the construction completion date or October 31, 2009 and is charged at the one-month LIBOR plus 3%. Subsequent to the construction completion date or October 31, 2009, interest and principle payments shall be made until maturity. The note payable matures in April 2023.

The Wachovia Line-of-Credit. In March 2008, we borrowed $10.0 million on this line of credit for general corporate purposes. Amounts borrowed under this line bear interest at the 30-day LIBOR plus 1.75%. Interest is due monthly, and all outstanding amounts are due on July 30, 2009. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of June 30, 2008, an aggregate of $9.5 million of irrevocable letters of credit were provided under this line-of-credit in connection with regulatory requirements to conduct presales of one of our resorts.

Total interest expense capitalized to construction in progress was $3.9 million and $7.3 million for the three and six months ended June 30, 2007, respectively, and $3.7 million and $8.7 million for the three and six months ended June 30, 2008, respectively.

Receivable-Backed Notes Payable

The table below sets forth the balances of our receivable-backed notes payable facilities (in thousands):

	As of

	December 31, 2007		June 30, 2008

	Balance	Interest Rate	Balance	Interest Rate

2008 BB&T Purchase Facility	$16,967	5.85%	$71,369	4.21%
GMAC Receivables Facility	11,400	8.60%	9,418	6.46%
GE Bluegreen/Big Cedar Receivables Facility	24,100	6.35%	19,363	4.21%
Textron Facility	1,482	8.25%	1,221	6.00%
Foothill Facility	1,050	7.75%	18,332	5.50%

Total	$54,999		$119,703

2008 BB&T Purchase Facility. In March 2008, we extended the BB&T Purchase Facility to May 2010 and expanded the facility amounts to a cumulative purchase price of $150.0 million, on a revolving basis. Interest on the 2008 BB&T Purchase Facility is equal to the 30-day LIBOR plus 1.75%. During the first six months of 2008, we transferred $131.5 million of VOI notes receivable to the 2008 BB&T Purchase Facility and received $109.1 million in cash proceeds. In conjunction with the 2008 Term Securitization, we repaid $51.0 million of the outstanding balance on March 31, 2008. At June 30, 2008, the outstanding balance was $71.4 million. As of June 30, 2008, our remaining availability under this facility was $78.6 million.

Foothill Facility. During June 2008, we amended the Loan and Security Agreement with Wells Fargo Foothill, Inc. (“Foothill”). This facility is a $30.0 million revolving credit facility secured by the pledge of Bluegreen Communities’ and Bluegreen Resorts’ receivables. The facility, as amended, provides for a borrowing period for advances on eligible receivables through December 31, 2009 with a maturity date of all borrowings of December 31, 2010. In addition, the amended facility provides for up to $25 million (included in the $30 million facility amount) of advances at 90% on certain timeshare notes receivable that were not previously eligible under the facility. Principal payments are based on principal and interest payments received by us on pledged receivables. Interest is due monthly and is charged at the prime lending rate plus a range of 0.25% to 0.50%. During June 2008, we transferred $19.7 million of timeshare notes receivable to this facility and received cash proceeds of $17.6 million, net of issuance costs. At June 30, 2008, $0.4 million of the outstanding balance was secured by the pledge of Bluegreen Communities’ receivables and $17.9 million was secured by the pledge of Bluegreen Resorts’ receivables. As of June 30, 2008, our remaining availability under this facility was $11.7 million.

6. Senior Secured Notes Payable

On April 1, 1998, we consummated a private placement offering of $110.0 million in aggregate principal amount of 10.50% senior secured notes payable due April 1, 2008 (the “Notes”). On June 27, 2005, we repaid $55.0 million in aggregate principal amount of the Notes at a redemption price of 101.75% plus accrued and unpaid interest through June 26, 2005 of $1.4 million. On March 31, 2008, we repaid the remaining $55.0 million of notes plus accrued interest.

7. Common Stock and Stock Option Plans

The following table lists relevant information pertaining to our grants of stock options and restricted stock during the six months ended June 30, 2008 (amounts in thousands):

	Stock Option Awards		Restricted Stock Awards

	Quantity	Grant Date Fair Value	Quantity	Grant Date Fair Value

Directors	242	$663	142	$991
Employees	778	2,264	1,183	9,208

Total	1,020	$2,927	1,325	$10,199

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

Total stock-based compensation expense for directors and employees during the three and six months ended June 30, 2007 was $0.5 million and $1.2 million, respectively. Total stock-based compensation expense for directors and employees during the three and six months ended June 30, 2008 was $1.0 million and $1.8 million, respectively. The following table represents certain information related to our unrecognized compensation for our stock-based awards as of June 30, 2008:

As of June 30, 2008	Weighted Average Remaining Recognition Period	Unrecognized Compensation

	(in years)	(000’s)

Stock Option Awards	3.7	$8,635
Restricted Stock Awards	4.7	$11,693

A summary of our stock option activity related to our stock incentive plans is presented below (in thousands, except price per option data):

	Outstanding Options	Weighted Average Exercise Price Per Option	Number of Options Exercisable

Balance at December 31, 2007	1,938	$11.51	579
Granted	1,020	$7.68
Forfeited	(99)	$15.07
Expired	(5)	$8.50
Exercised	(15)	$3.48

Balance at June 30, 2008	2,839	$10.05	757

A summary of the status of the Company’s unvested restricted stock awards as of June 30, 2008, and activity during the six months ended June 30, 2008, is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested at December 31, 2007	207	$11.98
Granted	1,325	$7.69
Vested	(6)	$11.98
Forfeited	(14)	$11.98

Unvested at June 30, 2008	1,512	$8.22

8. Business Segments

We have two reportable business segments – Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts develops, markets, and sells VOIs in our resorts, through the Bluegreen Vacation Club, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property and other related amenities) and sold, typically on a retail basis as homesites. Disclosures for our business segments are as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended June 30, 2007
Sales of real estate	$105,247	$38,027	$143,274
Other resort and communities operations revenue	12,235	3,355	15,590
Depreciation expense	2,107	431	2,538
Field operating profit	8,225	6,527	14,752

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended June 30, 2008
Sales of real estate	$107,120	$12,966	$120,086
Other resort and communities operations revenue	15,067	2,739	17,806
Depreciation expense	1,854	400	2,254
Field operating profit	5,373	1,035	6,408

	Bluegreen Resorts	Bluegreen Communities	Total

For the Six Months Ended June 30, 2007
Sales of real estate	$192,171	$72,901	$265,072
Other resort and communities operations revenue	25,073	5,535	30,608
Depreciation expense	4,224	857	5,081
Field operating profit	15,973	15,335	31,308

	Bluegreen Resorts	Bluegreen Communities	Total

For the Six Months Ended June 30, 2008
Sales of real estate	$197,467	$33,875	$231,342
Other resort and communities operations revenue	29,029	6,647	35,676
Depreciation expense	3,760	807	4,567
Field operating profit	11,170	4,904	16,074

	Bluegreen Resorts	Bluegreen Communities	Total

As of December 31, 2007
Notes Receivable	$155,592	$5,073	$160,665
Inventory	288,969	145,999	434,968
Goodwill	4,291	—	4,291

	Bluegreen Resorts	Bluegreen Communities	Total

As of June 30, 2008
Notes Receivable	$222,017	$4,786	$226,803
Inventory	343,948	154,839	498,787
Goodwill	8,502	—	8,502

Reconciliations to Consolidated Amounts:

Field operating profit for our reportable segments reconciled to our consolidated income before minority interest and provision for income taxes is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2008	2007	2008

Field operating profit for reportable segments	$14,752	$6,408	$31,308	$16,074
Interest income	12,108	13,503	21,950	23,464
Other (expense) income, net	(246)	208	(973)	473
Corporate general and administrative expenses	(12,500)	(11,201)	(22,784)	(23,055)
Interest expense	(5,881)	(2,041)	(11,032)	(6,990)

Consolidated income before minority interest and provision for income taxes	$8,233	$6,877	$18,469	$9,966

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2008	2007	2008

Depreciation expense for reportable segments	$2,538	$2,254	$5,081	$4,567
Depreciation expense for corporate fixed assets	1,145	1,121	2,319	2,205

Consolidated depreciation expense	$3,683	$3,375	$7,400	$6,772

Assets for our reportable segments reconciled to our total consolidated assets are as follows (in thousands):

	As of

	December 31, 2007	June 30, 2008

Notes receivable for reportable segments	$160,665	$226,803
Inventory for reportable segments	434,968	498,787
Goodwill	4,291	8,502
Assets not allocated to reportable segments	439,654	394,552

Total assets	$1,039,578	$1,128,644

Geographic Information

Sales of real estate by geographic area are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2008	2007	2008

United States	$141,615	$118,478	$260,530	$227,926
Aruba	1,659	1,608	4,542	3,416

Consolidated totals	$143,274	$120,086	$265,072	$231,342

Inventory by geographic area is as follows (in thousands):

	As of

	December 31, 2007	June 30, 2008

United States	$431,160	$494,702
Aruba	3,808	4,085

Consolidated totals	$434,968	$498,787

9. Income Taxes

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. During 2007, the Internal Revenue Service completed its audit of our 2004 and 2005 U.S. federal income tax returns. With certain exceptions, we are no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, we measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 on January 1, 2007 did not impact our financial position or results of operations.

As of June 30, 2008, we had no amounts recorded for uncertain tax positions.

During the three months ended June 30, 2008, we made certain operational changes to optimize the utilization of certain of our state net operating losses. In addition to optimizing our utilization of state net operating losses, the implementation of these changes had the impact of reducing our deferred interest obligation under Internal Revenue Code (“IRC”) Section 453 by approximately $2.4 million reflected as a reduction of interest expense. IRC Section 453 requires that certain companies accrue and pay interest on income deferred under the installment method of profit recognition (an acceptable method for tax reporting).

10. Contingencies

Bluegreen Resorts

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $652,000 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law and intend to vigorously oppose such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference and no further action has to date been initiated yet by the State of Tennessee. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that we will be successful in contesting the current assessment.

Shore Crest Claim

We filed suit against the general contractor with regard to alleged construction defects at our Shore Crest Vacation Villas resort in South Carolina, including deficiencies in exterior insulating and finishing systems that have resulted in water intrusion; styled Shore Crest Vacation Villas II Owners Association, Inc., Bluegreen Corporation vs. Welbro Constructors, S.C., Inc. et al. Case No.: 04-CP-26-500 and Shore Crest Vacation Villas Owners Association, Inc., Bluegreen Vacations Unlimited, Inc., as successor to Patten Resorts, Inc. and as successor to Bluegreen Resorts, Inc. vs. Welbro Constructors Inc. et al. Case No. 04-CP-26-499. We are seeking to recover costs to repair these deficiencies from the defendants. Whether the matter is settled by litigation or by negotiation, it is possible that we may need to participate financially in some way to correct the construction deficiencies and will continue to incur legal and other costs as the matter is pursued. As of June 30, 2008, we had accrued $1.3 million related to this matter.

Bluegreen Communities

Mountain Lakes

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The Court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas. Southwest has appealed the trial court’s ruling. The appeal is styled Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas. We do not believe that we have material exposure to the property owners association based on the cross claim relating to the mineral rights other than a potential claim for legal fees incurred by the property owners association in connection with the matter. As of June 30, 2008, we had accrued $1.5 million in connection with the issues raised related to the mineral rights claims.

Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al.; in the 67th Judicial District Court of Tarrant County, Texas. Southwest continues to investigate reasons for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.0 million. The amount was accrued during the year ended December 31, 2006. Additional claims may be pursued in the future in connection with these matters, and it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

11. Subsequent Events

In July 2008, we borrowed $6.6 million under the GMAC AD&C Facility to fund development activities at our Club 36 resort in Las Vegas, Nevada. In addition, we also borrowed $4.9 million in connection with the development at our Fountains resort in Orlando, Florida. Subsequent to these borrowings, net of repayments, we had approximately $32.7 million in remaining availability on this facility.

In July 2008, we transferred $24.0 million of VOI notes receivable and received $19.9 million in cash proceeds under the 2008 BB&T Purchase Facility. Subsequent to this borrowing we had $59.8 million in remaining availability on this facility.

In July 2008, we granted approximately 42,000 shares of restricted common stock and options to purchase approximately 53,000 shares of common stock to certain of our non-employee directors. These awards were granted under the 2008 Stock Incentive Plan as compensation to the non-employee directors. The total grant date fair value of all the grants was approximately $408,000.

In July 2008, we signed a non-binding letter of intent relating to the acquisition of the Company at a price of $15.00 per common share by Diamond Resorts International (Diamond Resorts), which would result in a transaction value of approximately $500 million, exclusive of Bluegreen’s outstanding debt. The proposed transaction is subject to numerous terms and conditions, including, but not limited to, satisfactory completion of due diligence by Diamond Resorts, the signing of a definitive agreement, and approvals by Bluegreen’s Board of Directors and the Company’s shareholders. There can be no assurances that negotiations will lead to the signing of a definitive agreement, that financing for the transaction will be available, that any proposed transaction will be accepted or approved by the Company’s Board of Directors and shareholders, or that the sale will be completed based on the signing of the non-binding letter of intent or the execution of a definitive agreement, or that Bluegreen will identify any alternative transaction that would provide greater value to its shareholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making the following statements to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factor section of our Annual Report, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements, and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this Quarterly Report in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

•	Our continued liquidity and profitability depends on our ability to sell or borrow against our notes receivable.

•	We depend on additional funding to finance our operations.

•	There has been a material deterioration in the sub-prime lending markets which could adversely impact our liquidity and earnings.

•	We would incur substantial losses if the customers we finance default on their obligations.

•	Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

•	The state of the economy, generally, interest rates and the availability of financing and increased fuel prices could affect our ability to market VOIs and residential homesites.

•	Our success depends on our ability to market our products successfully and efficiently.

•

We are subject to the risks of the real estate market and the risks associated with real estate development, including the risks and uncertainties relating to the cost and availability of desirable land, labor and construction materials.

•	Claims for development-related defects could adversely affect our financial condition and operating results.

•	We may not successfully execute our growth strategy.

•	We face a variety of risks associated with any expansion of our operations.

•	We may face additional risks when and if we expand into new markets.

•	The resale market for VOIs could adversely affect our business.

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

In addition to the foregoing, reference is also made to other risks and factors detailed in our reports filed with the SEC including our Annual Report.

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

During the six months ended June 30, 2008, we acquired two vacation ownership properties, our Atlantic City and New Orleans resorts. We commenced selling VOIs at our Atlantic City resort in July 2008, and plan to open a sales office at our New Orleans resort in the third quarter. Also during the first half of 2008, we closed an underperforming off-site sales office in Dallas, Texas.

We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and net earnings. This seasonality may cause significant fluctuations in our quarterly operating results, with the majority of our gross revenues and net earnings historically expected to occur in the quarters ending in September and December each year. Although we expect to see more potential customers at our sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to complex down payment requirements for real estate sales under GAAP or due to the timing of development and the requirement that we use the percentage-of-completion method of accounting. We expect that we will continue to invest in projects that will require substantial development (with significant capital requirements), and as a consequence, our results of operations may fluctuate significantly between quarterly and annual periods as a result of the required use of the percentage-of-completion method of accounting.

We believe that inflation and changing prices have materially impacted our revenues and results of operations, specifically due to periodic increases in the sales prices of our VOIs and homesites and increases in construction and development costs from time to time. We expect the increased construction and development costs over the past few years to result in an increase in our cost of sales for the foreseeable future. There is no assurance that we will be able to increase or maintain the current level of our sales prices or that increased construction costs will not have a material adverse impact on our gross margin. In addition, to the extent that inflation in general or increased prices for our VOIs and homesites would adversely impact consumer sentiment, our results of operations could be adversely impacted. Also, to the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase.

Our Bluegreen Communities business continues to be adversely impacted by deterioration in the real estate markets. Although to date we have not experienced a significant reduction in sale prices, we have experienced a decrease in demand, particularly for higher priced premium homesites, and a decrease in sales volume.

We recognize revenue on homesite and VOI sales when a minimum of 10% of the sales price has been received in cash, the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development of the real estate sold. Refund or rescission periods include those required by law and those provided for in our sales contracts. With respect to VOI sales, the revenue recognition rules require that incentives and other similarly treated items, such as customer down payment equity earned through our Sampler Program, be considered in calculating the required down payment for our VOI sales. If, after considering the value of sales incentives provided, the required 10% of sales price down payment threshold is not met, the VOI sale and the related cost of sale and direct selling costs are deferred and not recognized until the buyer’s commitment test is satisfied, generally through the receipt of required mortgage note payments from the buyer. Further, in cases where all development has not been completed, recognition of income is subject to the percentage-of-completion method of accounting.

Costs associated with the acquisition and development of vacation ownership resorts and residential communities, including carrying costs such as interest and taxes, are capitalized as inventory and are allocated to cost of real estate sold as the respective revenues are recognized.

We finance approximately 95% of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. We reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries. During the first six months of 2008, we reduced sales of VOIs by $35.2 million for such provision.

The allowance for loan losses by segment as of December 31, 2007 and June 30, 2008 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2007:
Notes receivable	$172,787	$5,336	$178,123
Allowance for loan losses	(17,196)	(262)	(17,458)

Notes receivable, net	$155,591	$5,074	$160,665

Allowance as a % of gross notes receivable	10%	5%	10%

June 30, 2008:
Notes receivable	$249,723	$4,996	$254,719
Allowance for loan losses	(27,706)	(210)	(27,916)

Notes receivable, net	$222,017	$4,786	$226,803

Allowance as a % of gross notes receivable	11%	4%	11%

The table below sets forth the activity in our allowance for uncollectible notes receivable for the six months ended June 30, 2008 (in thousands):

Balance, December 31, 2007	$17,458
Provision for loan losses(1)	35,279
Less: Allowance on sold receivables	(10,964)
Less: Write-offs of uncollectible receivables	(13,857)

Balance, June 30, 2008	$27,916

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

Average Annual Default Rates	Twelve months ended June 30,

Division	2007	2008

Bluegreen Resorts	7.2%	8.2%
Bluegreen Communities	3.7%	3.4%

Delinquency Rates	As of

Division	December 31, 2007	June 30, 2008

Bluegreen Resorts	4.5%	3.6%
Bluegreen Communities	13.2%	10.9%

We believe that the decrease in delinquencies as of June 30, 2008 compared to December 31, 2007 is consistent with historical seasonal patterns. Substantially all defaulted VOI notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable. In cases where we have retained or reacquired ownership of the VOI notes receivable, the VOI is acquired and resold in the normal course of business.

A significant portion of our revenues historically has been comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statement of income as a component of sales of real estate and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheet at the time of sale.

The amount of gains recognized and the fair value of the retained interests recorded are based in part on management’s best estimates of future prepayment rates, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest income would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or other factors discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates or loan loss severity) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold will be reduced until the outside investors were paid or the regular payment formula was resumed. In addition, from time to time, we may agree to defer receiving all or a portion of our deferred payment on certain of our retained interests in notes receivable sold in an accommodation to third party rating agencies. Also, as market conditions change, the discount rates that we use to value our retained interests in notes receivable sold may change. If these situations occur, it could cause a material decline in the fair value of the retained interests and current charges to earnings. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See “VOI Receivables Purchase Facilities – Off-Balance Sheet Arrangements” below.

The Financial Accounting Standards Board (“FASB”) is currently reviewing the accounting principles relative to the transfer of financial assets, including the sale of notes receivable. In advance of possible new accounting rules, which could be effective as early as 2010, Bluegreen intends to structure all future sales of notes receivable so they are treated as on-balance sheet borrowings. This will impact the comparability to prior periods as future transactions will not result in gains on sale of notes receivable.

During 2007 and the first six months of 2008, the deteriorating credit market, primarily driven by the sub-prime loan crisis, negatively impacted our financial activities. Although we have been able to secure financing and securitize VOI notes receivable, such transactions were more difficult to effect and were priced at a higher cost than in prior periods. There can be no assurance that we will be able to continue to secure funding or to convert VOI notes receivable on acceptable terms, if at all.

Critical Accounting Policies and Estimates

The discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments.

Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies and Estimates” in our Annual Report.

Accounting Pronouncements Not Yet Adopted

In February 2008, the FASB agreed to partially defer for one year the effective date of SFAS No. 157, with respect to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the impact that SFAS No. 157 will have on our financial statements.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), subject to limited exceptions, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, due diligence and transaction costs incurred to effect an acquisition will be expensed as incurred, as opposed to being capitalized as part of the acquisition purchase price (which is currently our practice). SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact that SFAS No. 141(R) will have on our financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 will become effective for us beginning with our 2009 fiscal year. We are currently evaluating the impact that SFAS No. 160 will have on our financial statements.

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

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Three Months Ended June 30, 2007

Gross sales of real estate	$120,428		$38,027		$158,455
Estimated uncollectible VOI notes receivable	(15,181)		—		(15,181)

Sales of real estate	105,247	100%	38,027	100%	143,274	100%
Cost of real estate sales	(26,634)	(25)	(19,671)	(52)	(46,305)	(32)

Gross profit	78,613	75	18,356	48	96,969	68
Other resort and communities operations revenues	12,235	12	3,355	9	15,590	11
Cost of other resort and communities operations	(8,900)	(9)	(2,955)	(8)	(11,855)	(8)
Selling and marketing expenses	(66,111)	(63)	(9,404)	(25)	(75,515)	(53)
Field general and administrative expenses (1)	(7,612)	(7)	(2,825)	(7)	(10,437)	(8)

Field operating profit	$8,225	8%	$6,527	17%	$14,752	10%

Three Months Ended June 30, 2008

Gross sales of real estate	$125,915		$12,966		$138,881
Estimated uncollectible VOI notes receivable	(18,795)		—		(18,795)

Sales of real estate	107,120	100%	12,966	100%	120,086	100%
Cost of real estate sales	(23,390)	(22)	(7,582)	(58)	(30,972)	(26)

Gross profit	83,730	78	5,384	42	89,114	74
Other resort and communities operations revenues	15,067	14	2,739	21	17,806	15
Cost of other resort and communities operations	(8,574)	(8)	(2,500)	(19)	(11,074)	(9)
Selling and marketing expenses	(78,452)	(73)	(3,212)	(25)	(81,664)	(69)
Field general and administrative expenses (1)	(6,398)	(6)	(1,376)	(11)	(7,774)	(6)

Field operating profit	$5,373	5%	$1,035	8%	$6,408	5%

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Six Months Ended June 30, 2007

Gross sales of real estate	$210,798		$72,901		$283,699
Estimated uncollectible VOI notes receivable	(26,594)		—		(26,594)
Gain on sales of notes receivable	7,967		—		7,967

Sales of real estate	192,171	100%	72,901	100%	265,072	100%
Cost of real estate sales	(45,511)	(24)	(37,526)	(51)	(83,037)	(31)

Gross profit	146,660	76	35,375	49	182,035	69
Other resort and communities operations revenues	25,073	13	5,535	8	30,608	12
Cost of other resort and communities operations	(18,929)	(10)	(5,345)	(7)	(24,274)	(10)
Selling and marketing expenses	(121,412)	(63)	(14,472)	(21)	(135,884)	(51)
Field general and administrative expenses (1)	(15,419)	(8)	(5,758)	(8)	(21,177)	(8)

Field operating profit	$15,973	8%	$15,335	21%	$31,308	12%

Six Months Ended June 30, 2008

Gross sales of real estate	$224,384		$33,875		$258,259
Estimated uncollectible VOI notes receivable	(35,162)		—		(35,162)
Gain on sales of notes receivable	8,245		—		8,245

Sales of real estate	197,467	100%	33,875	100%	231,342	100%
Cost of real estate sales	(44,104)	(22)	(17,826)	(53)	(61,930)	(27)

Gross profit	153,363	78	16,049	47	169,412	73
Other resort and communities operations revenues	29,029	15	6,647	20	35,676	15
Cost of other resort and communities operations	(18,325)	(9)	(5,436)	(16)	(23,761)	(10)
Selling and marketing expenses	(139,121)	(71)	(8,347)	(25)	(147,468)	(63)
Field general and administrative expenses (1)	(13,776)	(7)	(4,009)	(12)	(17,785)	(8)

Field operating profit	$11,170	6%	$4,904	14%	$16,074	7%

(1)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $12.5 million and $22.8 million for the three and six months ended June 30, 2007, respectively. Corporate general and administrative expenses totaled $11.2 million and $23.1 million for the three and six months ended June 30, 2008, respectively (See “Corporate General and Administrative Expenses” below for further discussion).

Sales and Field Operations. Consolidated sales decreased $23.2 million from $143.3 million during the three months ended June 30, 2007 to $120.1 million during the three months ended June 30, 2008. Consolidated sales decreased $33.7 million from $265.1 million during the six months ended June 30, 2007 to $231.4 million during the six months ended June 30, 2008.

Bluegreen Resorts

During the three months ended June 30, 2007 and 2008, Bluegreen Resorts generated $105.2 million (73%) and $107.1 million (89%) of our total consolidated sales of real estate, respectively. During the six months ended June

30, 2007 and 2008, Bluegreen Resorts generated $192.2 million (72%) and $197.5 million (85%) of our total consolidated sales of real estate, respectively.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and sales deferred under SFAS No. 152.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2008	2007	2008

Number of VOI sales transactions	11,193	12,324	20,312	21,700
Average sales price per transaction	$11,359	$11,087	$11,003	$11,013
Number of total prospects tours	88,700	91,800	151,100	160,600
Sale-to-tour conversion ratio– total prospects	12.6%	13.4%	13.4%	13.5%
Number of new prospects tours	66,500	66,800	112,500	113,900
Sale-to-tour conversion ratio– new prospects	9.7%	9.4%	10.5%	9.9%

Bluegreen Resorts’ gross sales (prior to the impact of estimated uncollectible VOI notes receivable and gain on sale of notes receivable) increased $5.5 million or 5% during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The increase in sales primarily reflects our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 16% and accounted for approximately 44% of Resort sales during the second quarter of 2008, compared to 40% during the second quarter of 2007. The increase in sales also reflects an increase in same-resort sales at many of our existing sales offices, partially offset by the closure of an off-site sales office in Dallas, Texas in May 2008.

Bluegreen Resorts’ gross sales (prior to the impact of estimated uncollectible VOI notes receivable and gain on sale of notes receivable) increased $13.6 million or 6% during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The increase in sales primarily reflects our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 22% and accounted for approximately 45% of Resort sales during the six months ended June 30, 2008, compared to 39% during the six months ended June 30, 2007. The increase in sales also reflects an increase in same-resort sales at many of our existing sales offices.

During the six months ended June 30, 2007 and 2008, we sold $51.2 million and $68.6 million of notes receivable, respectively. As required under SFAS No. 152, approximately $8.0 million and $8.2 million of gain on sales of notes receivable in 2007 and 2008, respectively, is reflected as an increase to VOI sales. During the second quarter of 2007 and 2008, we did not sell any notes receivable through off-balance sheet transactions. The decrease in gain as a percentage of notes receivable sold in 2008 as compared to 2007 was a result of higher discount rates required to value the resulting retained interest in notes receivable sold in connection with the 2008 term securitization compared to the 2007 purchase facility, reflects increased interest rates in the securitization market. As previously discussed, we do not intend to utilize future receivables sales as off-balance sheet transactions; rather, such transactions will be structured to be accounted for as on-balance sheet borrowings.

VOI sales were reduced by our estimate of future uncollectible note balances in the amount of $15.2 million and $18.8 million during the three months ended June 30, 2007 and 2008, respectively. During the six months ended June 30, 2007 and 2008, our estimate of future uncollectible note balances totaled $26.6 million and $35.2 million, respectively. The increase in the provision for loan losses during the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 was primarily due to higher Bluegreen Resorts sales and higher default experience.

Bluegreen Resorts’ gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Gross margin during the three and six months ended June 30, 2008, as compared to the same periods in 2007 was positively impacted by sales of VOIs located at our Bluegreen Wilderness Traveler at Shenandoah resort, which has a relatively low cost, and to a lesser extent, by a system-wide price increase during the first quarter of 2008.

Other resort operations revenue increased $2.8 million or 23% during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Other resort operations revenue increased $4.0 million or 16% during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The increases in the 2008 periods represent higher resort management and service fees earned by our resort management business, as well as higher fees earned by our wholly-owned title company. Resort management and service fees increased in the aggregate due to an increase in the number of resorts and owners, while title fees increased due to an increase in the number of VOI sales transactions.

Cost of other resort operations decreased $326,000 or 4% during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Cost of other resort operations decreased $604,000 or 3% during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The decreases during the 2008 periods primarily reflect higher rental proceeds (which are recorded as a reduction to cost), partially offset by higher carrying costs of unsold VOIs, which is comprised of maintenance fees on VOIs owned by us and developer subsidies incurred relative to our recently completed resorts.

Selling and marketing expenses for Bluegreen Resorts increased $12.3 million or 19% during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. As a percentage of sales, selling and marketing expenses increased from 63% during the three months ended June 30, 2007 to 73% during the three months ended June 30, 2008. Selling and marketing expenses for Bluegreen Resorts increased $17.7 million or 15% during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. As a percentage of sales, selling and marketing expenses increased from 63% during the six months ended June 30, 2007 to 71% during the six months ended June 30, 2008. The increase in selling and marketing expenses during 2008 as compared to the same periods in 2007 reflects the overall increase in sales as well as the overall increase in the number of prospects seen. Selling and marketing expenses, as a percentage of sales increased primarily as a result of a general increase in marketing costs and the deferral of additional sales for which we cannot defer the majority of selling and marketing costs. The increases were partially off-set by increased sales to owners, which generally carry lower marketing costs. We believe that selling and marketing expenses as a percentage of sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses as a percentage of sales will not increase in future periods.

As of June 30, 2008, approximately $39.6 million and $23.3 million of sales and field operating profit, respectively, were deferred under SFAS No. 152 because of the impact sales incentives given on the buyers’ minimum required initial investment as compared to $24.6 million and $14.3 million of sales and field operating profit, respectively, as of December 31, 2007.

Bluegreen Communities

During the three months ended June 30, 2007 and 2008, Bluegreen Communities generated $38.0 million (27%) and $13.0 million (11%) of our total consolidated sales of real estate, respectively. During the six months ended June 30, 2007 and 2008, Bluegreen Communities generated $72.9 million (28%) and $33.9 million (15%) of our total consolidated sales of real estate, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2008	2007	2008

Number of homesites sold	470	130	794	345
Average sales price per homesite	$83,629	$74,473	$83,181	$80,393

Sales at Bluegreen Communities have been adversely impacted by the deterioration of the real estate markets. Although to date we have not experienced a significant deterioration of our sales prices, we have experienced a decline in sales volume, especially in our higher priced premium homesites. Also, we have experienced a decline in our average sales price per homesite in 2008 from 2007 as it reflects a diversity of communities available and the impact of a higher percentage of premium lots sold in 2007 at properties substantially sold out as of June 30, 2008.

Before giving effect to the percentage-of-completion method of accounting and the legal rescission period, we entered into contracts to sell homesites as follows during the three and six months ended June 30, 2007 and 2008:

	Properties Not Substantially Sold Out at June 30, 2008 (in 000’s)

	Sales for the three months ended June 30,			Sales for the six months ended June 30,

Project	2007	2008	Difference	2007	2008	Difference

Chapel Ridge	$5,478	$125	$(5,353)	$10,494	$1,707	$(8,787)
Lake Ridge at Joe Pool Lake	1,834	457	(1,377)	4,531	2,301	(2,230)
Havenwood at Hunter’s Crossing	4,675	1,170	(3,505)	9,052	5,069	(3,983)
Saddle Creek Forest	1,634	187	(1,447)	3,123	1,023	(2,100)
Vintage Oaks at the Vineyard	5,680	1,740	(3,940)	10,176	6,100	(4,076)
The Bridges at Preston Crossings	563	947	384	3,264	1,877	(1,387)
SugarTree on the Brazos	922	101	(821)	1,592	311	(1,281)
Sanctuary River Club	2,566	—	(2,566)	2,566	—	(2,566)
King Oaks	1,270	1,008	(262)	3,177	2,707	(470)

Total	$24,622	$5,735	$(18,887)	$47,975	$21,095	$(26,880)

	Properties Substantially Sold Out at June 30, 2008 (in 000’s)

	Sales for the three months ended June 30,			Sales for the six months ended June 30,

Project	2007	2008	Difference	2007	2008	Difference

Mystic Shores	$10,932	$849	$(10,083)	$18,489	$3,306	$(15,183)
The Settlement at Patriot Ranch	1,753	299	(1,454)	3,369	219	(3,150)
Miscellaneous	1,045	275	(770)	1,312	2,638	1,326

Total	$13,730	$1,423	$(12,307)	$23,170	$6,163	$(17,007)

Also contributing to lower sales in the three and six months ended June 30, 2008 as compared to the same periods in 2007 was the net recognition during the three and six months ended June 30, 2007 of approximately $1.0 million and $8.1 million, respectively, of sales made in 2006 that were pending final platting. This decrease was partially offset by the net recognition of $3.9 million and $6.3 million of revenue under the percentage-of-completion method of accounting during the three and six months ended June 30, 2008 compared to the net deferral of $1.8 million and $2.1 million during the three and six months ended June 30, 2007.

Bluegreen Communities’ gross margin decreased from 48% for the three months ended June 30, 2007 to 42% for the three months ended June 30, 2008, and decreased from 49% for the six months ended June 30, 2007 to 47% for the six months ended June 30, 2008. As a result of certain properties selling in 2007, but substantially sold out in 2008 and variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods.

Other communities operations include the operation of our daily fee golf courses, as well as realty resale operations at several of our residential land communities. Other communities operations revenues decreased $616,000, or 18%, from $3.4 million to $2.7 million and the related costs decreased $455,000, or 15%, from $3.0 million to $2.5 million during the three months ended June 30, 2007 and 2008, respectively. The decrease was primarily the result of the sale of one of our golf courses in the second half of 2007. Other communities operations revenues increased $1.1 million, or 20%, from $5.5 million to $6.6 million and the related costs increased $91,000, or 2%, from $5.3 million to $5.4 million during the six months ended June 30, 2007 and 2008, respectively. These increases were primarily due to proceeds and related costs associated with the sale of our right to purchase a property in North Carolina, partially offset by the previously discussed sale of a golf course.

Selling and marketing expenses for Bluegreen Communities decreased $6.2 million or 66% during the three months ended June 30, 2008, as compared to the same period in 2007. During the three months ended June 30, 2008 and 2007, selling and marketing expenses for Bluegreen Communities remained constant at 25% percent of sales. Selling and marketing expenses for Bluegreen Communities decreased $6.1 million or 42% during the six months ended June 30, 2008, as compared to the same period in 2007. During the six months ended June 30, 2008 and 2007, selling and marketing expenses for Bluegreen Communities were 25% and 21% percent of sales, respectively. This increase was primarily due to the overall decline in sales, and to a lesser extent, our shift to more internet-based marketing.

Bluegreen Communities’ general and administrative expenses decreased $1.4 million or 51% for the three months ended June 30, 2008, as compared to the same period in 2007. General and administrative expenses decreased $1.7 million or 30% for the six months ended June 30, 2008, as compared to the same period in 2007. The decrease in general and administrative expenses during 2008 reflects the operation of fewer sales offices in 2008 and, to a lesser extent, our focused efforts to reduce costs commensurate with the decline in sales.

As of December 31, 2007, Bluegreen Communities had $13.2 million of sales and $5.5 million of field operating profit deferred under percentage-of-completion accounting. As of June 30, 2008, Bluegreen Communities had $6.9 million of sales and $2.6 million of field operating profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, mortgage servicing, treasury, and legal. These expenses were $12.5 million and $11.2 million for the three months ended June 30, 2007 and 2008, respectively; and $22.8 million and $23.1 million for the six months ended June 30, 2007 and 2008, respectively.

Corporate general and administrative expenses decreased $1.3 million or 10% during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily as a result of higher fees earned from mortgage servicing (which are accounted for as a reduction of mortgage servicing costs), partially offset by increased spending on information technology. As previously discussed, we earn fees for servicing the notes receivable that we have sold in term securitization transactions and through vacation ownership receivables purchase facilities. On a year-to-date basis, total corporate general and administrative expenses remained relatively flat as compared to the same period in 2007.

For a discussion of field selling, general and administrative expenses, please see “Sales and Field Operations” above.

Interest Income. The following table details the sources of our interest income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2008	2007	2008

VOI notes receivable	$7,232	$7,694	$12,263	$13,940
Retained interest in notes receivable sold	4,278	5,606	8,512	8,282
Other	598	203	1,175	1,242

Total	$12,108	$13,503	$21,950	$23,464

The increase in interest earned from notes receivable and retained interest during the three and six months ended June 30, 2008, as compared to the same periods in 2007, reflects higher average balances of both our vacation ownership notes receivable and our retained interest in notes receivable sold. The increase during the six months ended June 30, 2008 was partially offset by the March 2008 recognition of other-than-temporary decreases in our retained interest in notes receivable sold of approximately $2.7 million. The decrease in the fair value of our retained interest in notes receivable sold, and the resulting other-than-temporary charge, were the result of both an increase in the discount rates applied to estimated future cash flows on our retained interest to reflect current interest rates in the securitization market and higher than anticipated defaults in sold notes.

Interest Expense. Interest expense was $5.9 million and $2.0 million during the three months ended June 30, 2007 and 2008, respectively. Interest expense was $11.0 million and $7.0 million during the six months ended June 30, 2007 and 2008, respectively. The decrease in interest expense during the three and six months ended June 30, 2008, as compared to the same periods in 2007, was primarily the result of lower average interest rates on debt outstanding and the reduction of accrued interest related to Internal Revenue Code (“IRC”) Section 453. IRC Section 453 requires that certain companies accrue and pay interest on income deferred under the installment method of profit recognition. During the three months ended June 30, 2008, we made certain operational changes to optimize the utilization of certain of our state net operating losses. In addition to optimizing our utilization of state net operating losses, the implementation of these changes had the impact of reducing our deferred interest obligation under IRC Section 453 by approximately $2.4 million.

Total interest expense capitalized to construction in progress was $3.9 million and $3.7 million for the three months ended June 30, 2007 and 2008, respectively, and $7.3 million and $8.7 million for the six months ended June 30, 2007 and 2008, respectively.

Other Income (Expense), Net. Other expense, net was $246,000 for the three months ended June 30, 2007 as compared to other income, net of $208,000 for the three months ended June 30, 2008. Other expense, net was $1.0 million for the six months ended June 30, 2007 as compared to other income, net of $473,000 for the six months ended June 30, 2008. The increase in other income, net during the three and six months ended June 30, 2008 compared to the same periods in 2007 is primarily a result of a charge of approximately $526,000 during the first six months of 2007 for a loss on disposal of various fixed assets.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen / Big Cedar Joint Venture”), our 51%-owned subsidiary, in our consolidated financial statements. (See Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Bluegreen / Big Cedar Joint Venture. Minority interest in income of consolidated subsidiary was $1.6 million and $1.3 million during the three months ended June 30, 2007 and 2008, respectively. Minority interest in income of consolidated subsidiary was $3.3 million and $2.2 million during the six months ended June 30, 2007 and 2008, respectively.

Provision for Income Taxes. Based on our anticipated mix of taxable earnings amongst states, we expect that our 2008 effective income tax rate will be approximately 38.0%. Our effective income tax rate varies as our mix of taxable earnings shifts amongst the various states in which we operate.

Summary. Based on the factors discussed above, our net income was $4.1 million and $3.4 million during the three months ended June 30, 2007 and 2008, respectively. Net income was $9.4 million and $4.8 million during the six months ended June 30, 2007 and 2008, respectively.

Changes in Financial Condition

     The following table summarizes our cash flows for the six months ended June 30, 2007 and 2008 (in thousands):

	For the Six Months Ended

	June 30, 2007	June 30, 2008

Cash flows used in operating activities	$(60,030)	$(109,073)
Cash flows (used) provided by investing activities	(2,843)	2,895
Cash flows provided by financing activities	77,718	44,478

Net increase (decrease) in cash and cash equivalents	$14,845	$(61,700)

Cash Flows From Operating Activities. Cash flows from operating activities decreased $49.0 million from net cash outflows of $60.0 million to an outflow of $109.1 million during six months ended June 30, 2007 and 2008, respectively. The decrease in cash flows provided by operating activities during 2008 compared to 2007 was primarily a result of increased development spending and higher notes receivables as a result of higher sales. These decreases were partially offset by higher proceeds from the sale of notes receivable during 2008, as compared to 2007.

As we provide up to 90% financing to customers representing approximately 95% of our resort sales, operating cash flows are expected to be negative in periods of increasing sales. We typically monetize our receivables through various on-balance sheet purchase facilities and hypothecation facilities, the cash flows from which are included in cash provided by financing activities. Only when we consummate an off-balance sheet securitization do the associated cash proceeds increase cash from operating activities.

Cash Flows From Investing Activities. Cash flows from investing activities increased $5.7 million from net cash outflows of $2.8 million to an inflow of $2.9 million during the six months ended June 30, 2007 and 2008, respectively. This increase was due primarily to higher amounts of cash received in the 2008 from our retained interests in notes receivable sold as compared to amounts received in the 2007 period. These increases were partially offset by the expenditure of cash to acquire the real estate and operations at two resorts, The Royal Suites at Atlantic Palace in Atlantic City, New Jersey, and Club La Pension in New Orleans, Louisiana, each of which constituted the purchase of a business.

Cash Flows From Financing Activities. Cash flows from financing activities decreased $33.2 million from net cash inflows of $77.7 million during the six months ended June 30, 2007 to inflows of $44.5 million during the six months ended June 30, 2008. This decrease was primarily related to the repayment of our $55.0 million senior secured notes on March 31, 2008. In addition, during the 2007 period, we received $20.6 million of proceeds in connection with our issuance of the junior subordinated debentures and had no such proceeds during the 2008 period. These decreases were partially offset by net borrowings of $36.7 million in the 2008 period under our lines-of-credit compared to net repayments of $11.9 million in the 2007 period.

Liquidity and Capital Resources

Our capital resources are provided from both internal and external sources. Our primary capital resources from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our retained interests in notes receivable sold, (iv) principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites and (v) net cash generated from other resort services and other communities operations. Historically, external sources of liquidity have included non-recourse sales of notes receivable, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. Our capital resources are used to support our operations, including: (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) funding operating expenses and (iv) satisfying our debt and other obligations. As we are continually selling and marketing real estate (VOIs and homesites), it is necessary for us to acquire and develop new resorts and communities in order to maintain adequate levels of inventory to support operations. We anticipate that we will continue to require external sources of liquidity to support our operations, satisfy our debt and other obligations and to provide funds for growth.

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

Subject to the continued availability of financing and liquidity, we may from time to time acquire, among other things, additional resort properties and completed but unsold VOIs; land upon which additional resorts may be built; management contracts; loan portfolios of vacation ownership mortgages; portfolios which include properties or assets which may be integrated into our operations; interests in joint ventures; and operating companies providing or possessing management, sales, marketing, development, administration and/or other expertise with respect to our operations in the vacation ownership industry. In addition, we have focused Bluegreen Communities’ activities on larger, more capital intensive projects, particularly in those regions where we believe the market for our products is strongest.

Notwithstanding the foregoing, we may in the future file a “shelf” registration statement with the SEC which gives us the flexibility to raise long-term capital through the issuance of common stock, preferred stock, debt and/or convertible debt. If we choose to proceed with an offering, our purpose will be to raise capital in order to further strengthen our balance sheet and to support growth, including growth through acquisitions.

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of June 30, 2008. These facilities do not constitute all of our outstanding indebtedness as of June 30, 2008. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

VOI Receivables Purchase Facilities – Off-Balance Sheet Arrangements

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale; however, selling, marketing, and administrative expenses are primarily cash expenses and, in our case for the six months ended June 30, 2008, approximated 78% of sales. Accordingly, having facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor to our ability to meet our short and long-term cash needs.

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

Historically, we have been a party to a number of securitization-type transactions, all of which in our opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity retained residual interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable transaction documents, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interest in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables. Pursuant to the terms of the transaction documents; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization-type facility, certain breaches of our obligations as servicer or other events allow the indenture trustee to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

The following is a summary of significant financial information related to our off-balance sheet facilities and securitizations during the periods presented below (in thousands):

	As of

	December 31, 2007	June 30, 2008

On Balance Sheet:
Retained interests in notes receivable sold	$141,499	$133,048

Off Balance Sheet:
Notes receivable sold without recourse	644,735	617,291
Principal balance owed to note receivable purchasers	597,970	574,449

	For the Three Months Ended

	June 30, 2007	June 30, 2008

Income Statement:
Interest accretion on retained interests in notes receivable sold	$4,278	$5,606
Servicing fee income	2,082	2,539

	For the Six Months Ended

	June 30, 2007	June 30, 2008

Income Statement:
Gain on sales of notes receivable (1)	$7,967	$8,245
Interest accretion on retained interests in notes receivable sold (2)	8,512	8,282
Servicing fee income	4,217	4,966

(1)	Includes amounts classified as VOI sales, pursuant to SFAS No. 152.

(2)	Net of other-than-temporary decreases in the fair value of retained interest in notes receivable sold.

Credit Facilities for Bluegreen’s Receivables and Inventories

In addition to the VOI receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. As of June 30, 2008, we had the following credit facilities:

Credit Facility	Outstanding Borrowings as of June 30, 2008	Availability as of June 30, 2008	Advance Period Expiration; Borrowing Maturity	Borrowing Limit	Borrowing Rate	Rate as of June 30, 2008

The GMAC AD&C Facility	$109.5 million	$40.5 million	Expired(1); August 15, 2013	$150.0 million	30-day LIBOR + 4.50%	6.96%

2008 BB&T Purchase Facility	$71.4 million	$78.6 million	May 25, 2010; March 5, 2021	$150.0 million	30-day LIBOR + 1.75%	4.21%

The GMAC Communities Facility	$67.8 million	$7.2 million	Expired (2); September 30, 2009	$75.0 million	Prime + 1.00%	6.00%

The GE Bluegreen/Big Cedar Facility	$19.4 million	$25.6 million	April 16, 2009; April 16, 2016	$45.0 million	30-day LIBOR + 1.75%	4.21%

Textron Facility	$25.2 million	$30.0 million(3)	April 17, 2010; Varies	$75.0 million	Prime + 1.25 to 1.50%	6.25% to 6.50%

Foothill Facility	$18.3 million	$11.7 million	December 31, 2009; December 31, 2010	$30.0 million	Prime + 0.25% to 0.50%	5.50%

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

(3)

Certain other obligations to Textron and its affiliates in excess of $25.0 million, including the outstanding balance of $1.2 million on an existing Textron receivables facility, and outstanding bonds purchased in Bluegreen Corporation’s term securitization transactions, also reduce the availability under the Facility.

Credit Facilities for Bluegreen Resorts’ Receivables and Inventories

The GMAC AD&C Facility. In September 2003, Residential Funding Corporation (“RFC”), an affiliate of GMAC provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the “GMAC AD&C Facility”). The project approval period on the GMAC AD&C Facility, as amended, expired on February 15, 2008; however, advances on specific projects may be taken through project commitment expiration dates ranging from July 2008 through December 2008. Outstanding borrowings mature no later than August 15, 2013, although specific draws typically are due four years from the borrowing date. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Interest payments are due monthly. During the six months ended June 30, 2008, we borrowed approximately $46.9 million for development at our Club 36 resort in Las Vegas, Nevada and our Fountains resort in Orlando, Florida. These borrowings were partially offset by $19.1 million of repayments on the facility during the six months ended June 30, 2008.

In July 2008, we borrowed $6.6 million under the GMAC AD&C Facility to fund development activities at our Club 36 resort in Las Vegas, Nevada. In addition, we also borrowed $4.9 million in connection with the development at our Fountains resort in Orlando, Florida. Subsequent to these borrowings, net of repayments, we had $32.7 million in remaining availability on this facility.

The 2008 BB&T Purchase Facility. In March 2008, we renewed an existing receivables purchase facility with Branch Banking & Trust Company (“BB&T”), which extended the facility to May 2010 and expanded the facility amount to a cumulative purchase price of $150 million on a revolving basis (the “2008 BB&T Purchase Facility”). While ownership of the receivables is transferred for legal purposes, the transfers of the receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The 2008 BB&T Purchase Facility utilizes an owner’s trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary (“BTFC I”), and BTFC I subsequently transfers the receivables to an owner’s trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the 2008 BB&T Purchase Facility. The 2008 BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the 2008 BB&T Purchase Facility are subject to certain conditions precedent. Under the 2008 BB&T Purchase Facility, as amended, a variable purchase price of approximately 83% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The specified return is equal to either the commercial paper rate or LIBOR rate plus 1.75%, subject to use of alternate return rates in certain circumstances. We act as servicer under the 2008 BB&T Purchase Facility for a fee.

During the six months ended June 30, 2008, we transferred $131.5 million of notes receivable and received $109.1 million in cash proceeds. In connection with the 2008 Term Securitization, $51.0 million of the amounts outstanding on the 2008 BB&T Purchase Facility were repaid.

In July 2008 we transferred $24.0 million of receivables and received $19.9 million in cash proceeds under the 2008 BB&T Purchase Facility. Subsequent to this borrowing, we had $59.8 million in remaining availability on this facility.

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

Textron Facility. In April 2008, Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Textron Facility”) with Textron Financial Corporation (“Textron”). The Textron Facility will be used to facilitate the borrowing of funds for resort acquisition and development activities. In addition, Bluegreen Corporation is guaranteeing all sub-loans under the master agreement. The borrowing period for the Textron Facility expires in April 2010 with a maturity date varying on the individual sub-loan agreements under the master facility. Interest on the Textron Facility is equal to the prime rate plus 1.25 - 1.50% and is due monthly. At the time that this facility was entered into, BVU had existing borrowings, which were incorporated into the Textron Facility, in conjunction with our World Golf Village and Odyssey Dells resorts, totaling $1.9 million and $7.0 million, respectively.

In April 2008, we acquired the unsold VOI inventory, certain commercial space, and property management operations of the Royal Suites at Atlantic Palace Resort for $13.5 million. The 293-unit, 31-story Atlantic Palace Resort is located in Atlantic City, New Jersey and is situated on the Atlantic Ocean and the Atlantic City Boardwalk.

We borrowed $9.0 million under the Textron Facility in connection with the acquisition of this resort. In May 2008, we also borrowed $8.4 million in connection with the acquisition of additional vacation ownership interests at one of our existing resorts in Wisconsin. As of June 30, 2008, we had borrowings associated with our World Golf Village and Odyssey Dells resorts totaling $1.5 million and $14.7 million for, respectively.

In addition, certain other obligations to Textron and its affiliates in excess of $25.0 million, including outstanding bonds purchased in our term securitization transactions, also reduce the availability under the Textron Facility.

The Foothill Facility. In June 2008, we amended and extended our revolving credit facility with Wells Fargo Foothill, Inc. (“Foothill”). Historically, we have primarily used this facility for borrowings collateralized by Bluegreen Communities receivables and inventory, but we will also be able to use this facility for borrowings collateralized by the pledge of VOI receivables. The amendment extends the borrowing period for advances on eligible receivables through December 31, 2009, and extends the maturity date of all borrowings to December 31, 2010. In addition, the facility provides for a new borrowing base of up to $25.0 million (included in the $30.0 million facility amount) of advances at 90% of certain VOI receivables that were not previously eligible under the facility. The interest rate charged on outstanding receivable borrowings under the facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In June 2008, we transferred $19.7 million of VOI notes receivable to this facility and received cash proceeds of $17.6 million, net of issuance costs.

New Resorts Facilities. The 2008 BB&T Purchase Facility, the GE Bluegreen/Big Cedar Facility and the Foothill Facility, discussed above, are the only ongoing receivables facilities under which we currently have the ability to monetize our VOI notes receivable. We are currently in the documentation stages with Liberty Bank and Wellington Financial for a two-year, $75.0 million revolving receivables hypothecation facility (the “2008 Wellington/Liberty Facility”). There can be no assurances that this facility will be obtained on acceptable terms, or at all. Factors which could adversely impact our ability to obtain new or additional VOI receivable purchase or hypothecation facilities include a downturn in general economic conditions; negative trends in the commercial paper or LIBOR markets; increases in interest rates; a decrease in the number of financial institutions or other entities willing to enter into facilities with VOI companies; a deterioration in the performance of our VOI notes receivable or in the performance of portfolios sold in prior transactions, specifically increased delinquency, default and loss severity rates; and a deterioration in our performance generally. There are no assurances that we will obtain new purchase facilities or will be in a position to replace our purchase or other receivable finance facilities when they are fully funded or expire. As indicated above, our inability to sell VOI receivables under a current or future facility could have a material adverse impact on our liquidity. However, management believes that to the extent we could not sell receivables under a purchase facility, we could potentially mitigate the adverse impact on our liquidity by using our receivables as collateral under existing or future credit facilities.

Credit Facilities for Bluegreen Communities’ Receivables and Inventories

The Foothill Facility. See the description of this facility under “Credit Facilities for Bluegreen Resorts’ Receivables and Inventories” above. As amended the Foothill facility provides no availability for Communities inventory; however, as of June 30, 2008, approximately $0.4 million of the outstanding balance was secured by the pledge of Bluegreen Communities’ receivable borrowings.

The GMAC Communities Facility. We have a revolving credit facility with RFC (the “GMAC Communities Facility”) for the purpose of financing our Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the “Secured Projects”): Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary River Club at St. Andrews Sound (Waverly, Georgia). In addition, the GMAC Communities Facility is secured by our Carolina National and the Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. The period during which we can add additional projects to the GMAC Communities Facility has expired although we can continue to borrow on projects approved prior to the expiration of individual borrowing commitments ranging from June 30, 2008 through the maturity of the facility on September 30, 2009. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to finance the acquisition and development of Bluegreen Communities projects. During the six months ended June 30, 2008, we borrowed $16.5 million under the GMAC Communities Facility to fund development expenditures on certain of the Secured Projects. These borrowings were partially offset by $15.1 million of repayments made on the facility during the six months ended June 30, 2008.

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

Unsecured Credit Facility

In August 2007, we executed agreements to renew our unsecured line-of-credit with Wachovia Bank, N.A. and increase it from $15.0 million to $20.0 million. This line-of-credit is an available source of short-term liquidity for us. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75% (4.21% at June 30, 2008). Interest is due monthly, and all outstanding amounts are due on July 30, 2009. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of June 30, 2008, an aggregate of $9.5 million of irrevocable letters of credit were provided under this line-of-credit in connection with regulatory requirements to conduct presales of one of our resorts. During the six months ended June 30, 2008, we borrowed $10.0 million under this line-of-credit for general corporate purposes. As of June 30, 2008, the remaining availability under this line-of-credit was approximately $550,000.

Commitments

As of June 30, 2008, our material commitments included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal and interest payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of June 30, 2008 (in thousands):

	Payments Due by Period

	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Contractual Obligations

Receivable-backed notes payable	$1,221	$18,332	$—	$100,150	$119,703
Lines-of-credit and notes payable	27,451	154,043	53,451	5,909	240,854
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	9,399	16,127	7,480	20,946	53,952

Total contractual obligations	38,071	188,502	60,931	237,832	525,336

Interest Obligations (1)

Receivable-backed notes payable	5,491	10,369	8,856	25,447	50,163
Lines-of-credit and notes payable	14,797	15,156	2,638	3,223	35,814
Jr. Subordinated debentures	10,618	21,237	21,237	240,619	293,711

Total contractual interest	30,906	46,762	32,731	269,289	379,688

Total contractual obligations	$68,977	$235,264	$93,662	$507,121	$905,024

(1) For interest on variable rate debt, we have assumed that the interest rate remains the same as the rate at June 30, 2008.

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

We estimate that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $24.7 million as of June 30, 2008. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred was approximately $40.6 million as of June 30, 2008. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years, primarily with available capacity on existing or proposed credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities we will seek to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future. We will be required to renew or replace credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and events of default or termination. No assurance can be given that we will not be required to seek waivers of such covenants or that such covenants will not limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our reports that we file under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

LeisurePath Vacation Club

In Michelle Alamo, Ernest Alamo, Toniann Quinn and Terrance Quinn v. Vacation Station, LLC, LeisurePath Vacation Club, LeisurePath, Inc., Bluegreen Corporation, Superior Court of New Jersey, Bergen County, Docket No. L-6716-05, Civil Action, Plaintiffs filed a purported “Class Action Complaint” on September 23, 2005, raising allegations concerning the marketing of the LeisurePath Travel Services Network product (the “Network”) to the public, and, in particular, to New Jersey residents by Vacation Station, LLC, an independent distributor of travel products. Vacation Station, LLC purchased LeisurePath membership kits from LeisurePath, Inc.’s Master Distributor, Mini Vacations, Inc., and then sold the memberships to consumers. The parties agreed to a settlement pursuant to which persons who purchased a participation in the Network from Vacation Station, LLC’s sales office in Hackensack, New Jersey will be entitled to receive at their option either: (1) seven consecutive nights of accommodations in a Bluegreen resort located in either Orlando, Las Vegas, or Myrtle Beach to be used by December 31, 2009; or (2) continued memberships and a waiver of their Network membership fees until 2012. In an effort to resolve any claims of individuals who may allege improper soliciting, but did not purchase a participation in the Network, an agreed upon number of three day/two night vacation certificates (for use at the same properties listed above) will be made available and awarded to the first non-purchasers who submit a prepared affidavit swearing to the validity of their claim will receive these certificates. A Fairness Hearing for final approval of the proposed settlement was held on April 18, 2008, at which time the judge gave final approval of the proposed settlement and awarded Plaintiff’s counsel $300,000 in attorney’s fees. Incentive payments totaling $13,000 will be made to the six named Plaintiffs in the suit. As of June 30, 2008, we have accrued approximately $100,000 in connection with this matter.

We are also a party to routine litigation incidental to our business. Additionally, from time to time we receive inquiries from regulators with respect to compliance with “Do Not Call Lists” and state consumer regulations. In each case, we attempt to appropriately respond to such inquiries and to address consumer complaints. On April 3, 2008, we received correspondence from the Missouri Attorney General’s Office relating to approximately 100 consumer complaints received by that office over the previous 4 years and seeking a payment of $700,000. We are reviewing these complaints and currently believe that many of them may have been previously resolved directly with the consumer. Discussions with the Missouri Attorney General are ongoing. There is no assurance that any such inquiries or complaints will not result in regulatory agreements or require monetary payments but we do not expect that any such agreements would have a material adverse impact on us or that any such amounts would be material.

Except for as the foregoing, there have been no material changes or developments in the legal proceedings previously disclosed in our Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

Item 1A.	Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended June 30, 2008, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of June 30, 2008, there were 694,500 shares remaining for purchase under our current repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders.

On April 30, 2008, we held our annual meeting of shareholders. Results of votes with respect to proposals submitted at that meeting are as follows:

a)	The election of three directors for a term of three years expiring at the 2011 annual meeting of shareholders. Votes recorded, by nominee, were as follows:

	Shares Voted

Nominee	For	Against	Abstain	Total

John E. Abdo	26,147,764	—	1,846,544	27,994,308
Scott W. Holloway	26,266,798	—	1,727,510	27,994,308
John Laguardia	26,207,642	—	1,786,666	27,994,308

Our Board of Directors is divided into three classes that have terms expiring at the Company’s annual meetings of shareholders over the next three years.

b)	The approval of the 2008 Stock Incentive Plan. Our stockholders voted to approve this proposal with 19,220,538 votes for and 4,683,302 votes against this proposal. There were 4,090,468 abstentions.

c)

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm. Our stockholders voted to approve this proposal with 26,719,309 votes for and 68,445 votes against this proposal. There were 1,206,553 abstentions.

Item 6.	Exhibits.

4.18

Fourth Amendment to Rights Agreement, dated as of July 17, 2008, by and between Bluegreen Corporation and Mellon Shareholder Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 99.8 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2008).

4.19

Third Amendment to Stipulation and Order dated as of the 17th day of July, 2008, by and between David A. Siegel, David A. Siegel Revocable Trust, Central Florida Investments and Bluegreen Corporation, a Massachusetts corporation (incorporated herein by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2008).

10.89*	Registrant’s 2008 Stock Incentive Plan* (incorporated by reference to Form S-8 dated May 23, 2008).

10.90*	Amendment to the Registrant’s Retirement Savings.

10.149	Amendment Number Ten to Loan and Security Agreement by and between Bluegreen Corporation and Wells Fargo Foothill, as of June 19, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN CORPORATION
(Registrant)

Date: August 6, 2008	By:	/S/ JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2008	By:	/S/ ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 6, 2008	By:	/S/ RAYMOND S. LOPEZ

Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)