Form 10-Q
period 2008-09-30
BLUEGREEN CORP
filed 2008-11-10
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _______________________________

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

          Yes ☐    No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2008, there were 32,497,626 shares of the registrant’s common stock, $0.01 par value, outstanding.

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

The terms “The Hammocks at Marathon™,” “Orlando’s Sunshine Resort™,” “Solara Surfside™,” “Mountain Run at Boyne™,” “The Falls Village™,” “Bluegreen Wilderness Club™,” “The Lodge Alley Inn™,” “Carolina Grande™,” “Harbour Lights™,” “Patrick Henry Square™,” “SeaGlass Tower™,” “Shore Crest Vacation Villas™,” “Laurel Crest™,” “MountainLoft™,” “MountainLoft Resort II™,” “Daytona SeaBreeze™,” “Shenandoah Crossing™,” “Christmas Mountain Village™,” “Bluegreen at Atlantic Palace™,” “Club La Pension™,” “Bluegreen Odyssey Dells II™,” “Traditions of Braselton™,” “Sanctuary Cove at St. Andrews Sound™,” “Sanctuary River Club at St. Andrews Sound™,” “Catawba Falls Preserve™,” “Chapel Ridge™,” “Mountain Lakes Ranch™,” “Silver Lakes Ranch™,” “Mystic Shores™,” “Lake Ridge™,” “Lake Ridge at Joe Pool Lake™,” “Ridge Lake Shores™,” “Quail Springs Ranch™,” “SugarTree at the Brazos™,” “Mountain Springs Ranch™,” “Havenwood at Hunter’s Crossing™,” “Vintage Oaks at the Vineyard™,” “King Oaks™,” “The Bridges at Preston Crossings™,” “Crystal Cove™,” “Fairway Crossings™,” “Woodlake™,” “Saddle Creek Forest™,” “The Settlement at Patriot Ranch™,” “Carolina National™,” “Brickshire™,” “Golf Club at Brickshire™,” “Preserve at Jordan Lake™,” “Encore Dividends™,” “Bluegreen Preferred™,” “BG Pirates Lodge™,” “Bluegreen Traveler Plus™,” “BG Club 36™,” “Bluegreen Wilderness Club at Long Creek Ranch™,” and “Bluegreen Wilderness Traveler at Shenandoah™” are trademarks or service marks of Bluegreen Corporation in the United States.

The terms “Big Cedar®” and “Bass Pro Shops®” are registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.

The term “World Golf Village®” is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc. All other marks are registered marks of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2007	September 30, 2008

		(Unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of $19,460 and $24,689 at December 31, 2007 and September 30, 2008, respectively)	$144,973	$90,239
Contracts receivable, net	20,532	16,431
Notes receivable (net of allowance of $17,458 and $45,370 at December 31, 2007 and September 30, 2008, respectively)	160,665	313,737
Prepaid expenses	14,824	15,557
Other assets	23,405	28,458
Inventory, net	434,968	492,273
Retained interests in notes receivable sold	141,499	120,419
Property and equipment, net	94,421	113,064
Goodwill	4,291	8,502

Total assets	$1,039,578	$1,198,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$38,901	$21,765
Accrued liabilities and other	60,421	67,135
Deferred income	36,559	36,890
Deferred income taxes	98,362	102,491
Receivable-backed notes payable	54,999	199,506
Lines-of-credit and notes payable	176,978	237,240
10.50% senior secured notes payable	55,000	—
Junior subordinated debentures	110,827	110,827

Total liabilities	632,047	775,854

Minority interest	22,423	27,703

Commitments and contingencies (Note 10)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 90,000 shares authorized; 33,957 and 33,996 shares issued at December 31, 2007 and September 30, 2008, respectively	339	339
Additional paid-in capital	178,144	181,421
Treasury stock, 2,756 common shares at both December 31, 2007 and September 30, 2008, at cost	(12,885)	(12,885)
Accumulated other comprehensive income, net of income taxes	9,808	4,884
Retained earnings	209,702	221,364

Total shareholders’ equity	385,108	395,123

Total liabilities and shareholders’ equity	$1,039,578	$1,198,680

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

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,

	2007	2008

Revenues:
Gross sales of real estate	$176,146	$171,053
Estimated uncollectible VOI notes receivable	(19,504)	(24,146)
Gains on sales of VOI notes receivable	20,075	—

Sales of real estate	176,717	146,907

Other resort and communities operations revenue	17,255	18,009
Interest income	12,341	14,870

	206,313	179,786

Costs and expenses:
Cost of real estate sales	55,560	38,217
Cost of other resort and communities operations	13,789	14,307
Selling, general and administrative expenses	104,915	105,825
Interest expense	7,348	6,366
Other expense, net	152	948

	181,764	165,663

Income before minority interest and provision for income taxes	24,549	14,123
Minority interest in income of consolidated subsidiary	2,044	3,122

Income before provision for income taxes	22,505	11,001
Provision for income taxes	8,552	4,180

Net income	$13,953	$6,821

Net income per common share:
Basic	$0.45	$0.22

Diluted	$0.45	$0.21

Weighted average number of common and common equivalent shares:
Basic	31,011	31,250

Diluted	31,301	31,822

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,

	2007	2008

Revenues:
Gross sales of real estate	$459,845	$429,312
Estimated uncollectible VOI notes receivable	(46,098)	(59,308)
Gains on sales of VOI notes receivable	28,042	8,245

Sales of real estate	441,789	378,249

Other resort and communities operations revenue	47,863	53,685
Interest income	34,291	38,334

	523,943	470,268

Costs and expenses:
Cost of real estate sales	138,597	100,147
Cost of other resort and communities operations	38,063	38,068
Selling, general and administrative expenses	284,760	294,133
Interest expense	18,380	13,356
Other expense, net	1,125	475

	480,925	446,179

Income before minority interest and provision for income taxes	43,018	24,089
Minority interest in income of consolidated subsidiary	5,311	5,280

Income before provision for income taxes	37,707	18,809
Provision for income taxes	14,329	7,147

Net income	$23,378	$11,662

Net income per common share:
Basic	$0.75	$0.37

Diluted	$0.75	$0.37

Weighted average number of common and common equivalent shares:
Basic	30,968	31,230

Diluted	31,315	31,482

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2007	2008

Operating activities:
Net income	$23,378	$11,662
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Non-cash stock compensation expense	2,028	3,145
Minority interest in income of consolidated subsidiary	5,311	5,280
Depreciation and amortization	13,416	11,568
Gains on sales of VOI notes receivable	(28,042)	(8,245)
Loss on disposal of property and equipment	566	794
Estimated uncollectible notes receivable	46,120	59,509
Provision for deferred income taxes	14,329	7,147
Interest accretion on retained interests in notes receivable sold	(11,803)	(11,652)
Proceeds from sales of notes receivable	171,841	55,705
Change in operating assets and liabilities:
Contracts receivable	(2,656)	4,101
Notes receivable	(231,725)	(270,184)
Inventory	(22,575)	(37,270)
Prepaid expenses and other assets	3,871	(2,730)
Accounts payable, accrued liabilities and other	20,969	(9,204)

Net cash provided (used) in operating activities	5,028	(180,374)

Investing activities:
Purchases of property and equipment	(15,710)	(19,952)
Investment in statutory business trust	(619)	—
Cash used in business acquisitions	—	(6,105)
Cash received from retained interests in notes receivable sold	23,173	34,414

Net cash provided by investing activities	6,844	8,357

Financing activities:
Proceeds from borrowings collateralized by notes receivable	129,890	219,927
Payments on borrowings collateralized by notes receivable	(116,251)	(76,387)
Proceeds from lines-of-credit facilities and other notes payable	93,571	104,278
Payments under lines-of-credit facilities and other notes payable	(70,772)	(72,943)
Payments on 10.50% senior secured notes	—	(55,000)
Proceeds from issuance of junior subordinated debentures	20,619	—
Payment of debt issuance costs	(1,637)	(2,724)
Proceeds from exercise of stock options	561	132

Net cash provided by financing activities	55,981	117,283

Net increase (decrease) in cash and cash equivalents	67,853	(54,734)
Cash and cash equivalents at beginning of period	71,148	144,973

Cash and cash equivalents at end of period	139,001	90,239
Restricted cash and cash equivalents at end of period	(25,930)	(24,689)

Unrestricted cash and cash equivalents at end of period	$113,071	$65,550

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2007	2008

Supplemental schedule of non-cash operating, investing and financing activities:

Inventory acquired through financing	$26,425	$10,132

Property and equipment acquired through financing	$896	$3,643

Retained interests in notes receivable sold	$27,860	$9,624

Net change in unrealized gains in retained interests in notes receivable sold	$(5,400)	$(7,942)

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2007, which are included in our 2007 Annual Report on Form 10-K (“Annual Report”).

Organization

We provide Colorful Places to Live and Play® through our resorts and residential communities businesses. Our resorts business (“Bluegreen Resorts”) acquires, develops, markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts generally located in popular, high-volume, “drive-to” vacation destinations. VOIs in our resorts typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Members in our Bluegreen Vacation Club may stay in any of our participating resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 3,700 resorts and other vacation experiences such as cruises and hotel stays. During the nine months ended September 30, 2008, we were marketing and selling VOIs in 25 core resorts located in the United States and Aruba. As of September 30, 2008, we operated 23 sales offices on-site at our core resorts and three off-site sales offices. In July 2008, we commenced selling at our newly acquired resort, The Royal Suites at Atlantic Palace in Atlantic City, New Jersey. Also during the first nine months of 2008, we closed underperforming off-site sales offices in Dallas, Atlanta and Chicago. Additionally, Bluegreen Vacation Club members who acquired or upgraded their VOIs on or after July 1, 2006, also have access to 18 Shell Vacation Club (“Shell”) resorts, through our Select Connections™ joint venture with Shell. Shell is an unaffiliated privately-held resort developer.

Our residential communities business (“Bluegreen Communities”) acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities.

Our other resort and communities operations revenues consist primarily of resort property and homeowners’ association management services, resort title services, resort amenity operations, non-cash sales incentives provided to buyers of VOIs, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

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

Earnings Per Common Share

We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per common share, but gives effect to all dilutive stock options and unvested restricted stock using the treasury stock method. During the nine months ended September 30, 2007 and 2008, a total of 140,313 and 38,500 shares of common stock, respectively, were issued as a result of stock option exercises. There were approximately 1.4 million stock options not included in diluted earnings per common share during the three and nine months ended September 30, 2007 because the effect would be anti-dilutive. There were approximately 1.2 million and 1.3 million stock options not included in diluted earnings per common share during the three and nine months ended September 30, 2008, respectively, because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2008	2007	2008

Basic and diluted earnings per share – numerator:
Net income	$13,953	$6,821	$23,378	$11,662

Denominator:
Denominator for basic earnings per share - weighted-average shares	31,011	31,250	30,968	31,230

Effect of dilutive securities:
Stock options and unvested restricted stock	290	572	347	252

Denominator for diluted earnings per share - adjusted weighted-average shares	31,301	31,822	31,315	31,482

Basic earnings per common share	$0.45	$0.22	$0.75	$0.37

Diluted earnings per common share	$0.45	$0.21	$0.75	$0.37

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

Comprehensive Income

Accumulated other comprehensive income on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2008	2007	2008

Net income	$13,953	$6,821	$23,378	$11,662
Change in net unrealized gains on retained interests in notes receivable sold, net of income taxes	(1,602)	(2,026)	(3,358)	(4,924)

Total comprehensive income	$12,351	$4,795	$20,020	$6,738

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. With the exception of its applicability to non-financial assets and liabilities (as discussed below), we adopted SFAS No. 157 on January 1, 2008, at which time it was applied prospectively. The adoption of SFAS No. 157 did not have any impact to our financial condition or results of operations.

SFAS No.157 describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that an entity has the ability to access as of the measurement date, or observable inputs.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active. It states that determining fair value in a dislocated market is dependent upon the certain facts and may require the use of management’s judgment about whether individual transactions are forced liquidations or distressed sales. Additionally, FSP 157-3 provides guidance as to the potentially necessary estimates and adjustments that may be required in determining fair value based on observable data that may not be indicative of accurate fair value because the volume and level of trading activity in the asset class have significantly declined. We adopted FSP 157-3 on September 30, 2008 as it was effective upon issuance for prior periods which had not yet issued financial statements. The adoption of FSP 157-3 did not have any impact on our financial condition or results of operations.

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

2. Business Combinations

During the nine months ended September 30, 2008, we purchased real estate and operations at two resorts, The Royal Suites at Atlantic Palace in Atlantic City, New Jersey, and Club La Pension in New Orleans, Louisiana. Each of these acquisitions constituted the purchase of a business under SFAS No. 141, Business Combinations, and Emerging Issues Task Force (“EITF”) 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The combined purchase price of these acquisitions was $21.8 million, which was allocated as follows: VOI inventory of $9.9 million, property and equipment of $7.7 million, and goodwill of $4.2 million. These acquisitions, individually and in the aggregate, are immaterial to our operations.

3. Sales of Notes Receivable

2008 Term Securitization. On March 31, 2008, the Company completed a private offering and sale of $60.0 million of timeshare loan-backed securities (the “2008 Term Securitization”). The total principal amount of the timeshare loans sold totaled $68.6 million, including: (1) $61.4 million in aggregate principal of timeshare loans that were previously transferred under an existing timeshare loan purchase facility with Branch Banking & Trust Company (“BB&T”) (the “BB&T Purchase Facility”); and (2) $7.2 million of timeshare loans owned by us immediately prior to the 2008 Term Securitization. BB&T Capital Markets acted as the initial purchaser in the 2008 Term Securitization.

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

As we previously announced, we are structuring future sales of our notes receivable so that they are accounted for as on-balance sheet borrowings. Accordingly, we do not expect to recognize future gains on the sale of notes receivable. While we believe the on-balance sheet treatment for the sale of notes receivable will provide more transparent results and a higher quality of earnings, our results of operations will be negatively impacted compared to those periods in which off-balance sheet accounting was used.

There were no off-balance sheet sales of notes receivable during the three months ended September 30, 2008. Sales of notes receivable during the three months ended September 30, 2007 and during the nine months ended September 30, 2007 and 2008 were as follows (in millions):

For the Three Months Ended September 30, 2007

Sale Facility	Aggregate Principal Balance of Notes Receivable	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2007 Term Securitization	$151.3	$125.8	$20.1	$28.0

For the Nine Months Ended September 30, 2007

Sale Facility	Aggregate Principal Balance of Notes Receivable	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2006-A GE Purchase Facility	$51.2	$46.0	$7.9	$6.2
2007 Term Securitization	151.3	125.8	20.1	28.0

Total	$202.5	$171.8	$28.0	$34.2

For the Nine Months Ended September 30, 2008

Sale Facility	Aggregate Principal Balance of Notes Receivable	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2008 Term Securitization	$68.6	$60.0	$8.2	$11.7

The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold during the nine months ended September 30, 2007 and 2008:

	For the Nine Months Ended

	September 30, 2007	September 30, 2008

Prepayment rates	29.0% - 11.0%	31.0% - 17.0%
Loss severity rates	38.0% - 71.3%	38.0%
Default rates	10.5% - 1.0%	7.2% - 1.0%
Discount rates	9.0% - 12.6%	13.4%

4. Retained Interests in Notes Receivable Sold

Our retained interests in notes receivable sold, which are classified as available-for-sale investments, and their associated unrealized gain (loss) are set forth below (in thousands).

As of December 31, 2007:	Amortized Cost	Unrealized Gain (Loss)	Fair Value

2002 Term Securitization	$8,842	$—	$8,842
2004 Term Securitization	11,934	2,797	14,731
2004 GE Purchase Facility	5,633	(609)	5,024
2005 Term Securitization	29,268	2,230	31,498
2006 GE Purchase Facility	15,481	953	16,434
2006 Term Securitization	24,522	1,529	26,051
2007 Term Securitization	30,000	8,919	38,919

Total	$125,680	$15,819	$141,499

As of September 30, 2008:	Amortized Cost	Unrealized Gain (Loss)	Fair Value

2002 Term Securitization	$7,347	$—	$7,347
2004 Term Securitization	8,913	859	9,772
2004 GE Purchase Facility	3,680	(329)	3,351
2005 Term Securitization	18,559	704	19,263
2006 GE Purchase Facility	16,259	(1,788)	14,471
2006 Term Securitization	15,266	1,112	16,378
2007 Term Securitization	31,798	6,170	37,968
2008 Term Securitization	10,720	1,149	11,869

Total	$112,542	$7,877	$120,419

The following assumptions (which are classified as Level 3 inputs under SFAS No. 157) were used to measure the fair value of the above retained interests:

As of

	December 31, 2007	September 30, 2008

Prepayment rates	33% - 6%	46% - 5%
Loss severity rates	18% - 72%	6% - 38%
Default rates	12% - 0%	12% - 0%
Discount rates	12.6%	19.5%

During the three and nine months ended September 30, 2008, we recorded charges for other-than-temporary decreases in the fair value of certain of our retained interest in notes receivable sold totaling approximately $1.8 million and $4.5 million, respectively, compared to other-than-temporary decreases of approximately $628,000 in the three and nine months ended September 30, 2007. The decrease in the fair value of our retained interest in notes receivable sold, and the resulting other-than-temporary charge, were primarily a result of an increase in the discount rates applied to estimated future cash flows on our retained interests to reflect current interest rates in the securitization market and unfavorable changes in the amount and timing of estimated future cash flows.

5. Lines-of-Credit and Receivable-Backed Notes Payable

Lines-of-Credit and Notes Payable

Please refer to the “Liquidity and Capital Resources” section included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report for specific information related to our credit facilities. The table below sets forth the balances of our lines-of-credit and notes payable (in thousands):

	As of

	December 31, 2007		September 30, 2008

	Balance	Interest Rates	Balance	Interest Rates

The GMAC Communities Facility	$66,418	8.25%	$60,676	6.00%
The GMAC AD&C Facility	81,662	9.10%	107,105	8.22%
Textron AD&C Facility	9,701	8.50%	21,270	6.25 –6.50%
Wachovia Notes Payable	16,353	6.60 – 6.95%	32,177	5.72 – 6.07%
Wachovia Line-of-Credit	—	—	9,949	5.47%
Fifth Third Bank Note Payable	—	—	3,400	6.72%
Other	2,844	3.29 – 11.03%	2,663	5.86 – 11.03%

Total	$176,978		$237,240

Significant changes during the nine months ended September 30, 2008 include:

The GMAC Communities Facility. During the nine months ended September 30, 2008, we borrowed $16.5 million to fund development expenditures on certain of the secured projects. These borrowings were offset by repayments of $22.2 million. The interest rate on this borrowing is the prime rate plus 1.00%, and the maturity date is September 30, 2009. As of September 30, 2008, our remaining availability under this facility was $14.3 million, subject to eligible collateral and customary terms and conditions.

The GMAC AD&C Facility. During the nine months ended September 30, 2008, we borrowed $36.9 million to fund construction and development at our Club 36 resort in Las Vegas, Nevada, and $30.1 million for construction and development at our Fountains Resort in Orlando, Florida. These borrowings were partially offset by repayments of $41.6 million. The interest rate on this borrowing is the one-month LIBOR plus 4.50%, and matures at various dates based upon the sub-loan agreements. As of September 30, 2008, we had one remaining project commitment with availability through December 2008. At September 30, 2008 this project had a balance of $7.1 million and the project commitment can not exceed $12.7 million.

Textron AD&C Facility. In April 2008, we borrowed $9.0 million in connection with the acquisition of The Royal Suites at Atlantic Palace located in Atlantic City, New Jersey. In May 2008, we also borrowed $8.4 million in connection with the acquisition of additional VOIs at one of our existing resorts in Wisconsin. These borrowings were partially offset by repayments of $3.2 million. The interest rate on these borrowings is the prime rate plus 1.50%, and the maturity date varies based on the sub-loan borrowing agreements; however, the borrowing period ends on April 17, 2010. As of September 30, 2008, our remaining availability under this facility was $36.8 million, subject to eligible collateral and customary terms and conditions.

Wachovia Notes Payable. In June 2008, we entered into a note payable for $6.1 million in connection with the acquisition of Club La Pension located in New Orleans, Louisiana. The note bears interest at the 30-day LIBOR rate plus 2.35% and is due monthly. Principal payments are due on an interval release basis of 37% of the sales price with minimum amounts due every year from now until maturity. This note matures in June 2012.

In August 2008, we entered into a note payable for $11.5 million in connection with our property located in Williamsburg, Virginia. Interest is due monthly and bears a rate of the 1-month LIBOR plus 2.35%. Principal payments are made on an interval release basis with minimum cumulative payments due every semi-annual period with the balance maturing in July 2010.

In addition to the Wachovia Notes Payable described above, we also have another note payable in connection with our property located in Williamsburg, Virginia. This note has a balance of $10.5 million as of September 30, 2008, with the entire balance maturing in June 2009. Interest is due monthly and bears a rate of the 1-month LIBOR plus 2.35%.

Fifth Third Bank. In April 2008, we purchased a building which we plan to convert into a sales center in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. The note payable allows for total borrowing of $7.1 million, the remaining $3.7 million which is available to fund refurbishment of the building, subject to the terms and conditions of the note. Interest is payable monthly through the earlier of the construction completion date or October 31, 2009 bears interest at a rate equal to the one-month LIBOR plus 3.00%. Subsequent to the construction completion date or October 31, 2009, interest and principal payments shall be made until maturity. The note payable matures in April 2023.

The Wachovia Line-of-Credit. In March 2008, we borrowed $10.0 million on this $20 million line of credit for general corporate purposes. Amounts borrowed under this line bear interest at the 30-day LIBOR plus 1.75%. Interest is due monthly, and all outstanding amounts are due on July 30, 2009. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of September 30, 2008, the remaining availability under this line-of-credit was approximately $10.0 million.

Total interest expense capitalized to construction in progress was $3.7 million and $11.0 million for the three and nine months ended September 30, 2007, respectively, and $2.3 million and $11.0 million for the three and nine months ended September 30, 2008, respectively.

Receivable-Backed Notes Payable

The table below sets forth the balances of our receivable-backed notes payable facilities (in thousands):

	As of

	December 31, 2007		September 30, 2008

	Balance	Interest Rate	Balance	Interest Rate

2008 BB&T Purchase Facility	$16,967	5.85%	$135,186	5.47%
Liberty Bank Facility	—	—	10,163	6.22%
GMAC Receivables Facility	11,400	8.60%	8,480	7.72%
GE Bluegreen/Big Cedar Receivables Facility	24,100	6.35%	26,669	5.47%
Textron Facility	1,482	8.25%	1,124	6.00%
Foothill Facility	1,050	7.75%	17,884	5.50%

Total	$54,999		$199,506

2008 BB&T Purchase Facility. In March 2008, we extended the BB&T Purchase Facility to May 2010 and the facility amount was increased to a cumulative purchase price of $150.0 million, on a revolving basis. The 2008 BB&T Purchase Facility bears interest equal to the 30-day LIBOR plus 1.75%. The 2008 BB&T Purchase Facility is not guaranteed by Bluegreen Corporation and therefore is non-recourse debt. During the first nine months of 2008, we transferred $213.3 million of VOI notes receivable to the 2008 BB&T Purchase Facility and received $177.0 million in cash proceeds. In conjunction with the 2008 Term Securitization, we repaid $51.0 million of the outstanding balance on March 31, 2008. As of September 30, 2008, our remaining availability under this facility was $14.8 million, subject to eligible collateral and customary terms and conditions.

In October 2008, we transferred $13.2 million of VOI notes receivable and received $11.0 million in cash proceeds under the 2008 BB&T Purchase Facility. Subsequent to this borrowing, and based on subsequent principal payments, we had $5.8 million in remaining availability on this facility, subject to eligible collateral and customary terms and conditions.

Liberty Bank Facility. During August 2008, we entered into a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial. The facility provides for a 90% advance on eligible receivables pledged under the facility during a two-year period ending on August 27, 2010, subject to customary terms and conditions. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance being due on August 27, 2014. The facility bears interest at the one-month LIBOR plus 2.5%, subject to a floor of 5.75%. During the nine months ended September 30, 2008, we pledged $11.3 million of VOI notes receivable to this facility and received cash proceeds of $10.2 million. As of September 30, 2008, our remaining availability under this facility was $64.8 million.

In October 2008, we pledged $14.8 million of VOI notes receivable and received $13.3 million in cash proceeds under the Liberty Bank Facility. Subsequent to this borrowing, we had $51.5 million in remaining availability on this facility.

GE Bluegreen/Big Cedar Receivables Facility. During April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility (the “GE Bluegreen/Big Cedar Receivables Facility”) with GE. Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the Facility. Interest on the GE Bluegreen/Big Cedar Receivables Facility is equal to the 30-day LIBOR plus 1.75%. During the first nine months of 2008, we pledged $10.2 million of VOI notes receivable to the GE Bluegreen/Big Cedar Receivables Facility and received $9.9 million in cash proceeds. As of September 30, 2008, our remaining availability under this facility was $18.3 million.

Foothill Facility. During June 2008, we amended the Loan and Security Agreement with Wells Fargo Foothill, Inc. (“Foothill”). This facility is a $30.0 million revolving credit facility secured by the pledge of Bluegreen Communities’ and Bluegreen Resorts’ receivables. The facility, as amended, provides for a borrowing period for advances on eligible receivables through December 31, 2009 with a maturity date of all borrowings of December 31, 2010. In addition, the amended facility provides for up to $25 million (included in the $30 million facility amount) of advances at 90% on certain timeshare notes receivable that were not previously eligible under the facility. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables. The facility bears interest at the Prime rate plus either 0.25% or 0.50%, under various circumstances. During the nine months ended September 30, 2008, we pledged $25.4 million of timeshare notes receivable to this facility and received proceeds of $22.8 million, net of facility costs of approximately $0.4 million. During the first nine months we made repayments of $6.4 million. At September 30, 2008, $0.3 million of the outstanding balance was secured by the pledge of Bluegreen Communities’ receivables and $17.6 million was secured by the pledge of Bluegreen Resorts’ receivables. As of September 30, 2008, our remaining availability under this facility was $12.1 million.

In October 2008, we transferred $6.7 million of VOI notes receivable to the Foothill facility and received cash proceeds of $6.1 million. Subsequent to that transaction, our remaining availability under this facility was $6.0 million, subject to eligible collateral and customary terms and conditions.

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

7. Common Stock and Stock Option Plans

Common Stock Purchase

In July 2008, we signed a non-binding letter of intent relating to the acquisition of the Company at a price of $15.00 per common share by Diamond Resorts International (Diamond Resorts), which would result in a transaction value of approximately $500 million, exclusive of Bluegreen’s outstanding debt. On September 15, 2008, we extended the due diligence period to November 15, 2008.

On October 17, 2008 we were notified that, to date, Diamond Resorts has not secured financing sources for its proposed purchase of our common stock. Diamond Resorts requested that the exclusivity agreement remain in place pursuant to it previously disclosed terms. Diamond Resorts has indicated that it may propose an alternative transaction but there is no assurance that negotiations will lead to the signing of a definitive agreement, that financing for the transaction will be available, that any proposed transaction will be accepted or approved by the Company’s Board of Directors and shareholders, or that the sale will be completed based on the signing of the non-binding letter of intent or the execution of a definitive agreement, or that Bluegreen will identify any alternative transaction.

Stock Incentive Plans

The following table lists relevant information pertaining to our grants of stock options and restricted stock during the nine months ended September 30, 2008 (amounts in thousands):

	Stock Option Awards		Restricted Stock Awards

	Quantity	Grant Date Fair Value	Quantity	Grant Date Fair Value

Directors	295	$816	184	$1,246
Employees	778	2,264	1,184	9,208

Total	1,073	$3,080	1,368	$10,454

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

Total stock-based compensation expense for directors and employees during the three and nine months ended September 30, 2007 was $0.9 million and $2.0 million, respectively. Total stock-based compensation expense for directors and employees during the three and nine months ended September 30, 2008 was $1.4 million and $3.1 million, respectively. The following table represents certain information related to our unrecognized compensation for our stock-based awards as of September 30, 2008:

As of September 30, 2008	Weighted Average Remaining Recognition Period	Unrecognized Compensation

	(in years)	(000’s)

Stock Option Awards	3.4	$7,461
Restricted Stock Awards	4.4	$11,242

A summary of our stock option activity related to our stock incentive plans is presented below (in thousands, except price per option data):

	Outstanding Options	Weighted Average Exercise Price Per Option	Number of Options Exercisable

Balance at December 31, 2007	1,938	$11.51	579
Granted	1,073	$7.60
Forfeited	(99)	$15.07
Expired	(20)	$9.11
Exercised	(39)	$3.48

Balance at September 30, 2008	2,853	$10.04	771

A summary of the status of the Company’s unvested restricted stock awards as of September 30, 2008, and activity during the nine months ended September 30, 2008, is as follows (in thousands, except per option data):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

Unvested at December 31, 2007	207	$11.98
Granted	1,368	$7.64
Vested	(10)	$11.98
Forfeited	(14)	$11.98

Unvested at September 30, 2008	1,551	$8.16

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

	Bluegreen Resorts		Bluegreen Communities	Total

For the Three Months Ended September 30, 2007
Sales of real estate	$144,972	*	$31,745	$176,717
Other resort and communities operations revenue	14,400		2,855	17,255
Depreciation expense	2,102		429	2,531
Field operating profit	23,908		4,549	28,457

	Bluegreen Resorts		Bluegreen Communities	Total

For the Three Months Ended September 30, 2008
Sales of real estate	$136,203	*	$10,704	$146,907
Other resort and communities operations revenue	15,839		2,170	18,009
Depreciation expense	1,862		395	2,257
Field operating profit (loss)	20,756		(553)	20,203

	Bluegreen Resorts		Bluegreen Communities	Total

For the Nine Months Ended September 30, 2007
Sales of real estate	$337,143	*	$104,646	$441,789
Other resort and communities operations revenue	39,473		8,390	47,863
Depreciation expense	6,326		1,286	7,612
Field operating profit	39,881		19,884	59,765

	Bluegreen Resorts		Bluegreen Communities	Total

For the Nine Months Ended September 30, 2008
Sales of real estate	$333,670	*	$44,579	$378,249
Other resort and communities operations revenue	44,868		8,817	53,685
Depreciation expense	5,622		1,202	6,824
Field operating profit	31,926		4,351	36,277

* For the three months ended September 30, 2007 approximately $20.0 million related to gains on the sales of VOI notes receivable through off-balance sheet transactions. There were no such gains during the three months ended September 30, 2008. For the nine months ended September 30, 2007 and 2008, approximately $28.0 million and $8.2 million related to gains on the sales of VOI notes receivables through off-balance sheet transactions.

	Bluegreen Resorts	Bluegreen Communities	Total

As of December 31, 2007
Notes Receivable	$155,592	$5,073	$160,665
Inventory	288,969	145,999	434,968
Goodwill	4,291	—	4,291

	Bluegreen Resorts	Bluegreen Communities	Total

As of September 30, 2008
Notes Receivable	$309,110	$4,627	$313,737
Inventory	333,956	158,317	492,273
Goodwill	8,502	—	8,502

Reconciliations to Consolidated Amounts:

Field operating profit for our reportable segments reconciled to our consolidated income before minority interest and provision for income taxes is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2008	2007	2008

Field operating profit for reportable segments	$28,457	$20,203	$59,765	$36,277
Interest income	12,341	14,870	34,291	38,334
Other expense, net	(152)	(948)	(1,125)	(475)
Corporate general and administrative expenses	(8,749)	(13,636)	(31,533)	(36,691)
Interest expense	(7,348)	(6,366)	(18,380)	(13,356)

Consolidated income before minority interest and provision for income taxes	$24,549	$14,123	$43,018	$24,089

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2008	2007	2008

Depreciation expense for reportable segments	$2,531	$2,257	$7,612	$6,824
Depreciation expense for corporate fixed assets	1,116	1,125	3,435	3,330

Consolidated depreciation expense	$3,647	$3,382	$11,047	$10,154

Assets for our reportable segments reconciled to our total consolidated assets are as follows (in thousands):

	As of

	December 31, 2007	September 30, 2008

Notes receivable for reportable segments	$160,665	$313,737
Inventory for reportable segments	434,968	492,273
Goodwill	4,291	8,502
Assets not allocated to reportable segments	439,654	384,168

Total assets	$1,039,578	$1,198,680

Geographic Information

Sales of real estate by geographic area are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2008	2007	2008

United States	$175,148	$145,035	$435,678	$372,962
Aruba	1,569	1,872	6,111	5,287

Consolidated totals	$176,717	$146,907	$441,789	$378,249

Inventory by geographic area is as follows (in thousands):

	As of

	December 31, 2007	September 30, 2008

United States	$431,160	$488,337
Aruba	3,808	3,936

Consolidated totals	$434,968	$492,273

9. Income Taxes

We and our subsidiaries file income tax returns at the U.S. federal level as well as in various states and foreign taxing jurisdictions. During 2007, the Internal Revenue Service completed its audit of our 2004 and 2005 U.S. federal income tax returns. With certain exceptions, for years prior to 2003 the statute of limitations has expired for tax returns filed with US state and local and foreign tax authorities. Therefore, these returns are no longer subject to state tax examinations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and is effective for years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material effect on our financial position or results of operations.

As of September 30, 2008, we had no material amounts recorded for uncertain tax positions.

During the nine months ended September 30, 2008, we made certain operational changes in an effort to optimize the utilization of certain of our state net operating losses. The implementation of these changes had the effect of reducing our deferred interest obligation under Internal Revenue Code (“IRC”) Section 453 by approximately $2.4 million reflected as a reduction of interest expense in the second quarter of 2008. IRC Section 453 requires that certain companies accrue and pay interest on income deferred under the installment method of profit recognition (an acceptable method for tax reporting).

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

Shore Crest Claim

We filed suit against the general contractor with regard to alleged construction defects at our Shore Crest Vacation Villas resort in South Carolina, including deficiencies in exterior insulating and finishing systems that have resulted in water intrusion; styled Shore Crest Vacation Villas II Owners Association, Inc., Bluegreen Corporation vs. Welbro Constructors, S.C., Inc. et al. Case No.: 04-CP-26-500 and Shore Crest Vacation Villas Owners Association, Inc., Bluegreen Vacations Unlimited, Inc., as successor to Patten Resorts, Inc. and as successor to Bluegreen Resorts, Inc. vs. Welbro Constructors Inc. et al. Case No. 04-CP-26-499. We sought to recover costs to repair these deficiencies from the defendants. On October 15, 2008 this matter was settled during mediation with the general contractor and other defendants collectively agreeing to pay $4.6 million towards the cost of correcting construction deficiencies. It is expected that this amount will not cover the entire cost of correcting the deficiencies and we will be required to contribute financially towards the final total cost. As of September 30, 2008, we had accrued $1.5 million related to this matter.

Missouri Attorney General Investigation

By letter dated April 3, 2008 the Attorney General (“AG”) of Missouri advised us that, between early 2005 and present, they had received ninety-six consumer complaints and was investigating the practices alleged. In its letter, The Attorney General’s office alleged, among other things, that we violated the Missouri Merchandising Practices Act, Chapter 407 of the Revised Statutes of Missouri (the “Missouri Act”). The Attorney General’s Office offered to resolve the matter by having us enter into an Assurance of Voluntary Compliance wherein we would agree to comply with the Missouri Act, payment or restitution of approximately $728,000 to consumers who purchased from us, and $10,000 to the Attorney General’s Office. Since the date of that original letter, additional consumer complaints have been added bringing the total number to 112. In response to the letter, we have reviewed the complaints and found that we believe many of those consumer complaints have previously been resolved. We are providing this information to the Attorney General’s office and have entered into discussions to resolve this matter. While there is no assurance that any such resolution will not result in regulatory agreements, we do not expect that any such agreements would have a material adverse impact on us or that any such amounts paid in resolution would be material. As of September 30, 2008, we had accrued $350,000 related to this matter.

Kelly Fair Labor Standards Act Lawsuit

On July 28, 2008 two former sales representatives brought a lawsuit in the Western District of Wisconsin on behalf of themselves and putative class members who are or were employed by us as sales associates and compensated on a commission-only basis. Plaintiffs claim that we violated the Fair Labor Standards Act (“FLSA”), and that they and the collective class are or were covered, non-exempt employees under federal wage and hour laws, and are entitled to minimum wage and overtime pay consistent with the FLSA. In the complaint, Plaintiffs seek unpaid compensation (minimum wage and overtime), liquidated damages, interest, costs, attorneys’ fees and other legal and equitable relief as the Court deems just and proper. We have filed a Motion to Transfer Venue from Wisconsin to Florida based on forum nonconveniens. We believe Florida is the more appropriate forum for the case to be heard since most of the witnesses, documents and other evidence are located in Florida. We have not yet received a decision on the request to transfer venue. We anticipate that Plaintiffs will file a motion for class certification in the near future.

Pennsylvania Attorney General Lawsuit

On October 10, 2008, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit alleges that we have used, or are using, sales and marketing methods or practices that are unlawful under Pennsylvania law and seeks a permanent injunction preventing us from using such methods and practices in the future. The lawsuit also seeks civil penalties against us and restitution on behalf of Pennsylvania consumers who may have suffered losses as a result of the alleged unlawful sales and marketing methods and practices. The lawsuit does not seek to permanently restrain us or any of our affiliates from doing business in the Commonwealth of Pennsylvania. A preliminary dialogue has been established with the Attorney General’s office to seek an amicable resolution to this situation. Should that course of action not prove successful, we will vigorously defend against the claims.

Bluegreen Communities

Mountain Lakes

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The Court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas. Southwest has appealed the trial court’s ruling. The appeal is styled Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas. We do not believe that we have material exposure to the property owners association based on the cross claim relating to the mineral rights other than a potential claim for legal fees incurred by the property owners association in connection with the matter. As of September 30, 2008, we had accrued $1.5 million in connection with the issues raised related to the mineral rights claims.

Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al.; in the 67th Judicial District Court of Tarrant County, Texas. Southwest continues to investigate reasons for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.4 million, which was accrued as of September 30, 2008. Additional claims may be pursued in the future in connection with these matters, and it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

11. Subsequent Events

In November 2008, in light of recent uncertainties in the credit markets, we decided, for the time being, to deemphasize our sales operations to conserve cash, while continuing to emphasize our cash generating income streams from our resorts management and finance operations. To this end, we have made the decision to implement strategic initiatives that are expected to materially reduce sales, and conserve availability under our receivables credit facilities. Such initiatives include closing certain sales offices; greatly eliminating what we have identified as lower-efficiency marketing programs; reducing overhead including eliminating a significant number of staff positions across a variety of areas at various locations; limiting sales to borrowers who meet newly applied underwriting standards, and increasing interest rates on new sales transactions. Our goal is to reduce the number of sales, while increasing the ultimate profitability of those sales we do make. In addition, based on the opening or acquisition of new resorts during 2008 and the expected completion of certain projects currently under development, we have made a decision to reduce our inventory spending from $215.0 million over the twelve months ended September 30, 2008 to a projected $45.0 million during 2009. We believe that we have adequate timeshare inventory to satisfy our 2009 projected sales and, based on our reduced sales levels, a number of years thereafter. We intend to continue to provide high quality vacation experiences to our Bluegreen Vacation Club owners and believe that these initiatives will not have any material impact on owner satisfaction with our products and services. We estimate that these actions will result in pre-tax charges ranging from $10.0 million, or $0.20 per share, to $15.0 million, or $0.30 per share, in the fourth quarter of 2008, but we believe that the successful implementation of these initiatives will allow us to preserve the majority of our unrestricted cash position at least through 2009, while satisfying our obligations, with no need for additional receivable financing facilities or term securitization transactions during that same period.

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

•

There has been a material deterioration in the sub-prime lending markets which has had and could continue to adversely impact our liquidity and earnings, including the valuation of our retained interests in notes receivable sold.

•	Our business plans historically have depended on our ability to sell or borrow against our notes receivable to support our liquidity and profitability.

•	Historically we have depended on additional funding to finance our operations.

•

Given the deterioration of the credit markets, we are adopting strategic initiatives that will reduce sales and will focus on activities that generate cash and profits without requiring material support from the credit markets; however, these initiatives may not be successful.

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

Executive Overview

We operate through two business segments – Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts develops markets and sells VOIs for inclusion in the Bluegreen Vacation Club, and provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which it subdivides, improves (in some cases to include a golf course on the property and other related amenities) and sells, typically on a retail basis, as homesites.

Our Resorts business consists of sales operations, resort management operations and finance operations. To date, our focus has been on the growth of our sales operations. As we discuss further under “Liquidity and Capital Resources”, our Resorts sales operations are heavily reliant on the availability of liquidity in the credit markets. Historically, we have provided financing to our customers in 95% of Bluegreen Resorts’ sales. Such financing typically involves the consumer making a 10% cash downpayment, with the balance being financed over a ten-year period. As Bluegreen Resorts’ selling, general and administrative expenses typically exceed the cash downpayment, we have to maintain credit facilities to pledge or sell our consumer note receivables. Historically, we have also engaged in private placement term securitization transactions to periodically pay down all or a portion of our note receivable credit facilities.

In recent months, there has been unprecedented disruption in the credit markets. The term securitization market has had minimal activity, banks and other financial institutions have reduced lending activity and other lenders have advised us that they are exiting the finance business altogether.

In contrast to our sales operations, our resort management operations and finance operations represent recurring, cash-generating sources of income which do not require material liquidity support from the credit markets. During the nine months ended September 30, 2008, our resorts management operations and finance operations earned $6.8 million and $38.6 million of pre-tax profits, respectively.

While, as evidenced by Bluegreen Resorts’ results of operations during the three and nine months ended September 30, 2008, we believe that the market for our Resorts product remains relatively strong, the uncertainties in the credit markets are requiring us, for the time being, to deemphasize our sales operations to conserve cash, while continuing to emphasize our cash generating income streams from our resorts management and finance operations. To this end, we have made the decision to implement strategic initiatives that are expected to materially reduce sales, and conserve availability under our receivables credit facilities. Such initiatives include closing certain sales offices; greatly eliminating what we have identified as lower-efficiency marketing programs; reducing overhead including eliminating a significant number of staff positions across a variety of areas at various locations; limiting sales to borrowers who meet newly applied underwriting standards, and increasing interest rates on new sales transactions. Our goal is to reduce the number of sales, while increasing the ultimate profitability of those sales we do make. In addition, based on the opening or acquisition of new resorts during 2008 and the expected completion of certain projects currently under development, we have made a decision to reduce our inventory spending from $215.0 million over the twelve months ended September 30, 2008 to a projected $45.0 million during 2009. We believe that we have adequate timeshare inventory to satisfy our 2009 projected sales and, based on our reduced sales levels, a number of years thereafter. We intend to continue to provide high quality vacation experiences to our Bluegreen Vacation Club owners and believe that these initiatives will not have any material impact on owner satisfaction with our products and services. We estimate that these actions will result in pre-tax charges ranging from $10.0 million, or $0.20 per share, to $15.0 million, or $0.30 per share, in the fourth quarter of 2008, but we believe that the successful implementation of these initiatives will allow us to preserve the majority of our unrestricted cash position at least through 2009, while satisfying our obligations, with no need for additional receivable financing facilities or term securitization transactions during that same period.

We believe that these actions are appropriate in the current challenging environment, yet will position us to once again grow once the credit markets improve. We continue to actively pursue additional credit facility capacity, capital markets transaction, and alternative financing solutions and we hope that the steps we are taking will best position us to maintain existing, strong credit relationships, as well as attract new sources of capital. Regardless of the state of the credit markets, however, we believe that our resorts management and finance operations will continue to generate cash and profits.

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

Our Bluegreen Communities business has been adversely impacted by deterioration in the real estate markets. Although to date we have not experienced a significant reduction in sale prices, we have experienced a material decrease in demand, particularly for higher priced premium homesites, and a decrease in sales volume.

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

We finance approximately 95% of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. We reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries. During the first nine months of 2008, we reduced sales of VOIs by $59.3 million for such provision.

The allowance for loan losses by segment as of December 31, 2007 and September 30, 2008 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2007:
Notes receivable	$172,787	$5,336	$178,123
Allowance for loan losses	(17,196)	(262)	(17,458)

Notes receivable, net	$155,591	$5,074	$160,665

Allowance as a % of gross notes receivable	10%	5%	10%

September 30, 2008:
Notes receivable	$354,215	$4,892	$359,107
Allowance for loan losses	(45,105)	(265)	(45,370)

Notes receivable, net	$309,110	$4,627	$313,737

Allowance as a % of gross notes receivable	13%	5%	13%

As we have been solely accounting for our receivable financing activities on-balance sheet since April 2008, a greater portion of our on-balance sheet receivables were originated less than one year ago as of September 30, 2008 than at December 31, 2007. As the expected cumulative default rate decreases during the term of a receivable, we reserve a higher percentage of our receivable balance for loan losses on newer receivables as opposed to more mature receivables, hence the increase in our allowance as a percentage of gross notes receivable at September 30, 2008 than at December 31, 2007.

The table below sets forth the activity in our allowance for uncollectible notes receivable for the nine months ended September 30, 2008 (in thousands):

Balance, December 31, 2007	$17,458
Provision for loan losses(1)	59,509
Less: Allowance on sold receivables	(10,964)
Less: Write-offs of uncollectible receivables	(20,633)

Balance, September 30, 2008	$45,370

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

Average Annual Default Rates	Twelve months ended September 30,

Division	2007	2008

Bluegreen Resorts	7.0%	8.7%
Bluegreen Communities	4.4%	6.3%

Delinquency Rates*	As of

Division	December 31, 2007	September 30, 2008

Bluegreen Resorts	4.5%	4.4%
Bluegreen Communities	13.2%	9.9%

* The percentage of our serviced VOI notes receivable portfolio that was over 30 days past due as of the dates indicated.

We believe that the increases in our average annual default rates in 2008 as compared to 2007 are a result of the current economic environment. It should be noted that default rates in 2007 represented historical lows, and our 2008 rates approximate rates realized prior to 2007.

We believe that the decrease in delinquencies as of September 30, 2008 compared to December 31, 2007 is consistent with historical seasonal patterns and may not be indicative of delinquency rates at December 31, 2008. Substantially all defaulted VOI notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable. In cases where we have retained or reacquired ownership of the VOI notes receivable, the VOI is acquired and resold in the normal course of business.

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

The Financial Accounting Standards Board (“FASB”) is currently reviewing the accounting principles relative to the transfer of financial assets, including the sale of notes receivable. In advance of possible new accounting rules, which could be effective as early as 2010, Bluegreen intends to structure future sales of notes receivable so they are treated as on-balance sheet borrowings. This will impact the comparability to prior periods as future transactions will not result in gains on sale of notes receivable.

During 2007 and the first nine months of 2008, the deteriorating credit market, primarily driven by the sub-prime loan crisis, negatively impacted our financing activities. Although we have been able to secure financing and securitize VOI notes receivable, such transactions were more difficult to effect and were priced at a higher cost than in prior periods. In addition, recent economic events have further constricted the financial markets to unprecedented low levels. There can be no assurance that we will be able to continue to secure funding or to convert VOI notes receivable on acceptable terms, if at all.

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

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Three Months Ended September 30, 2007

Gross sales of real estate	$144,401		$31,745		$176,146
Estimated uncollectible VOI notes receivable	(19,504)		—		(19,504)
Gain on sales of notes receivable	20,075		—		20,075

Sales of real estate	144,972	100%	31,745	100%	176,717	100%
Cost of real estate sales	(38,416)	(26)	(17,144)	(54)	(55,560)	(31)

Gross profit	106,556	74	14,601	46	121,157	69
Other resort and communities operations revenues	14,400	10	2,855	9	17,255	10
Cost of other resort and communities operations	(10,689)	(7)	(3,100)	(10)	(13,789)	(8)
Selling and marketing expenses	(77,521)	(54)	(7,463)	(24)	(84,984)	(48)
Field general and administrative expenses (1)	(8,838)	(6)	(2,344)	(7)	(11,182)	(7)

Field operating profit	$23,908	17%	$4,549	14%	$28,457	16%

Three Months Ended September 30, 2008

Gross sales of real estate	$160,349		$10,704		$171,053
Estimated uncollectible VOI notes receivable	(24,146)		—		(24,146)

Sales of real estate	136,203	100%	10,704	100%	146,907	100%
Cost of real estate sales	(31,490)	(23)	(6,727)	(63)	(38,217)	(26)

Gross profit	104,713	77	3,977	37	108,690	74
Other resort and communities operations revenues	15,839	12	2,170	20	18,009	12
Cost of other resort and communities operations	(11,734)	(9)	(2,573)	(24)	(14,307)	(10)
Selling and marketing expenses	(80,519)	(59)	(2,264)	(21)	(82,783)	(56)
Field general and administrative expenses (1)	(7,543)	(6)	(1,863)	(17)	(9,406)	(6)

Field operating profit	$20,756	15%	$(553)	(5)%	$20,203	14%

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Nine Months Ended September 30, 2007

Gross sales of real estate	$355,199		$104,646		$459,845
Estimated uncollectible VOI notes receivable	(46,098)		—		(46,098)
Gain on sales of notes receivable	28,042		—		28,042

Sales of real estate	337,143	100%	104,646	100%	441,789	100%
Cost of real estate sales	(83,927)	(25)	(54,670)	(52)	(138,597)	(31)

Gross profit	253,216	75	49,976	48	303,192	69
Other resort and communities operations revenues	39,473	12	8,390	8	47,863	11
Cost of other resort and communities operations	(29,618)	(9)	(8,445)	(8)	(38,063)	(9)
Selling and marketing expenses	(198,933)	(59)	(21,935)	(21)	(220,868)	(50)
Field general and administrative expenses (1)	(24,257)	(7)	(8,102)	(8)	(32,359)	(7)

Field operating profit	$39,881	12%	$19,884	19%	$59,765	14%

Nine Months Ended September 30, 2008

Gross sales of real estate	$384,733		$44,579		$429,312
Estimated uncollectible VOI notes receivable	(59,308)		—		(59,308)
Gain on sales of notes receivable	8,245		—		8,245

Sales of real estate	333,670	100%	44,579	100%	378,249	100%
Cost of real estate sales	(75,594)	(23)	(24,553)	(55)	(100,147)	(26)

Gross profit	258,076	77	20,026	45	278,102	74
Other resort and communities operations revenues	44,868	14	8,817	20	53,685	14
Cost of other resort and communities operations	(30,059)	(9)	(8,009)	(18)	(38,068)	(10)
Selling and marketing expenses	(219,640)	(66)	(10,611)	(24)	(230,251)	(61)
Field general and administrative expenses (1)	(21,319)	(6)	(5,872)	(13)	(27,191)	(7)

Field operating profit	$31,926	10%	$4,351	10%	$36,277	10%

(1)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $8.7 million and $31.5 million for the three and nine months ended September 30, 2007, respectively. Corporate general and administrative expenses totaled $13.6 million and $36.7 million for the three and nine months ended September 30, 2008, respectively (See “Corporate General and Administrative Expenses” below for further discussion).

Sales and Field Operations. Consolidated sales decreased $29.8 million from $176.7 million during the three months ended September 30, 2007 to $146.9 million during the three months ended September 30, 2008. Consolidated sales decreased $63.5 million from $441.8 million during the nine months ended September 30, 2007 to $378.2 million during the nine months ended September 30, 2008.

Bluegreen Resorts

During the three months ended September 30, 2007 and 2008, Bluegreen Resorts generated $145.0 million (82%) and $136.2 million (93%) of our total consolidated sales of real estate, respectively. During the nine months ended

September 30, 2007 and 2008, Bluegreen Resorts generated $337.1 million (76%) and $333.7 million (88%) of our total consolidated sales of real estate, respectively.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and sales deferred under SFAS No. 152.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2008	2007	2008

Number of VOI sales transactions	12,327	13,846	32,639	35,546
Average sales price per transaction	$11,445	$11,098	$11,170	$11,046
Number of total prospects tours	98,300	99,800	249,400	260,400
Sale-to-tour conversion ratio– total prospects	12.5%	13.9%	13.1%	13.7%
Number of new prospects tours	73,000	72,000	185,500	185,800
Sale-to-tour conversion ratio– new prospects	9.0%	8.8%	9.9%	9.5%

Bluegreen Resorts’ gross sales (prior to the impact of estimated uncollectible VOI notes receivable and gain on sale of notes receivable) increased $15.9 million or 11% during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The increase in sales primarily reflects our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 20% and accounted for approximately 49% of Resort sales during the third quarter of 2008, compared to 42% during the third quarter of 2007. The increase in sales also reflects an increase in same-resort sales at many of our existing sales offices, partially offset by the closure of our off-site sales office in Dallas, Texas. In September 2008, we closed our off-site sales offices located in Chicago, Illinois and Atlanta, Georgia.

Bluegreen Resorts’ gross sales (prior to the impact of estimated uncollectible VOI notes receivable and gain on sale of notes receivable) increased $29.5 million or 8% during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The increase in sales primarily reflects our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 21% and accounted for approximately 46% of Resort sales during the nine months ended September 30, 2008, compared to 40% during the nine months ended September 30, 2007. The increase in sales also reflects an increase in same-resort sales at many of our existing sales offices, partially offset by the closure of our off-site sales office in Dallas, Texas. As mentioned above, we also closed off-site sales offices located in Chicago, Illinois and Atlanta, Georgia in September 2008.

As we previously announced we are structuring future sales of our notes receivable so that they are accounted for as on-balance sheet borrowings. Accordingly, we do not expect to recognize future gains on the sale of notes receivable. While we believe the on-balance sheet treatment for the sale of notes receivable will provide more transparent results and a higher quality of earnings, our results of operations will be negatively impacted compared to those periods in which off-balance sheet accounting was used. During the nine months ended September 30, 2007 and 2008, we sold $202.5 million and $68.6 million of notes receivable, respectively, resulting in approximately $28.0 million and $8.2 million of gain on sales of notes receivable in 2007 and 2008, respectively. During the third quarter of 2008, we did not sell any notes receivable through off-balance sheet transactions, as compared to $151.3 million notes sold during the third quarter of 2007, although we did monetize $109.1 million of notes receivable through on-balance sheet credit facilities during the three months ended September 30, 2008. The decrease in gain as a percentage of notes receivable sold in 2008 as compared to 2007 reflects increased interest rates required by investors in the securitization market.

VOI sales were reduced by our estimate of future uncollectible note balances in the amount of $19.5 million and $24.1 million during the three months ended September 30, 2007 and 2008, respectively. During the nine months ended September 30, 2007 and 2008, our estimate of future uncollectible note balances totaled $46.1 million and $59.3 million, respectively. The increase in the provision for loan losses during the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 was primarily due to higher Bluegreen Resorts sales and, to a lesser extent, higher default experience.

Bluegreen Resorts’ gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Gross margin during the three and nine months ended September 30, 2008, as compared to the same periods in 2007 was positively impacted by sales of VOIs located at our Bluegreen

Wilderness Traveler at Shenandoah resort, which has a relatively low cost, and to a lesser extent, by a system-wide price increase during the first quarter of 2008.

Other resort operations revenue increased $1.4 million or 10% during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Other resort operations revenue increased $5.4 million or 14% during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The increases in the 2008 periods represent higher resort management and service fees earned by our resort management business, as well as higher fees earned by our wholly-owned title company. Resort management and service fees increased in the aggregate due to an increase in the number of resorts and owners, while title fees increased due to an increase in the number of VOI sales transactions.

Cost of other resort operations increased $1.0 million or 10% during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Cost of other resort operations increased $441,000 or 1% during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The increases during the 2008 periods primarily reflect higher carrying costs of unsold VOIs, which is comprised of maintenance fees on VOIs owned by us and developer subsidies incurred relative to our recently completed resorts, partially offset by higher rental proceeds (which are recorded as a reduction to cost of other operations).

Selling and marketing expenses for Bluegreen Resorts increased $3.0 million or 4% during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. As a percentage of sales, selling and marketing expenses increased from 54% during the three months ended September 30, 2007 to 59% during the three months ended September 30, 2008. Selling and marketing expenses for Bluegreen Resorts increased $20.7 million or 10% during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. As a percentage of sales, selling and marketing expenses increased from 59% during the nine months ended September 30, 2007 to 66% during the nine months ended September 30, 2008. The increase in selling and marketing expenses during 2008 as compared to the same periods in 2007 reflects the overall increase in sales transactions as well as the overall increase in the number of prospects seen. Selling and marketing expenses, as a percentage of sales increased primarily as a result of lower 2008 sales of notes receivable and the deferral of additional sales for which we cannot defer the majority of selling and marketing costs. The increases were partially off-set by increased sales to owners, which generally carry lower marketing costs.

As of September 30, 2008, approximately $33.7 million and $19.5 million of sales and field operating profit, respectively, were deferred under SFAS No. 152 because of the impact sales incentives given on the buyers’ minimum required initial investment as compared to $24.6 million and $14.3 million of sales and field operating profit, respectively, as of December 31, 2007.

Bluegreen Communities

During the three months ended September 30, 2007 and 2008, Bluegreen Communities generated $31.7 million (18%) and $10.7 million (7%) of our total consolidated sales of real estate, respectively. During the nine months ended September 30, 2007 and 2008, Bluegreen Communities generated $104.6 million (24%) and $44.6 million (12%) of our total consolidated sales of real estate, respectively.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting and excluding sales of bulk parcels:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2008	2007	2008

Number of homesites sold	327	80	1,100	420
Average sales price per homesite	$83,423	$79,277	$84,837	$81,137

Sales at Bluegreen Communities have been adversely impacted by the deterioration of the real estate markets. Although to date we have not experienced a significant deterioration of our sales prices, we have experienced a decline in sales volume, especially in our higher priced premium homesites. While we have experienced a decline in our average sales price per homesite in 2008 from 2007, it reflects a diversity of communities available with varied price points and the impact of a higher percentage of premium lots sold in 2007 at properties substantially sold out as of September 30, 2008.

Before giving effect to the percentage-of-completion method of accounting and the legal rescission period, we entered into contracts to sell homesites as follows during the three and nine months ended September 30, 2007 and 2008:

	Properties Not Substantially Sold Out at September 30, 2008 (in 000’s)

	Sales for the three months ended September 30,			Sales for the nine months ended September 30,

Project	2007	2008	Difference	2007	2008	Difference

Chapel Ridge	$4,290	$421	$(3,869)	$14,783	$2,128	$(12,655)
Lake Ridge at Joe Pool Lake	914	452	(462)	5,445	2,753	(2,692)
Havenwood at Hunter’s Crossing	3,824	219	(3,605)	12,876	5,288	(7,588)
Vintage Oaks at the Vineyard	2,650	2,265	(385)	12,827	8,366	(4,461)
The Bridges at Preston Crossings	1,156	589	(567)	4,421	2,466	(1,955)
SugarTree on the Brazos	271	—	(271)	1,863	311	(1,552)
Sanctuary Cove	(135)	532	667	2,431	532	(1,899)
King Oaks	1,581	272	(1,309)	4,757	2,978	(1,779)

Total	$14,551	$4,750	$(9,801)	$59,403	$24,822	$(34,581)

	Properties Substantially Sold Out at September 30, 2008 (in 000’s)

	Sales for the three months ended September 30,			Sales for the nine months ended September 30,

Project	2007	2008	Difference	2007	2008	Difference

Mystic Shores	$7,628	$840	$(6,788)	$26,117	$4,146	$(21,971)
The Settlement at Patriot Ranch	377	—	(377)	3,747	174	(3,573)
Saddle Creek Forest	1,301	192	(1,109)	4,423	1,214	(3,209)
Miscellaneous	935	68	(867)	2,247	591	(1,656)

Total	$10,241	$1,100	$(9,141)	$36,534	$6,125	$(30,409)

Also contributing to lower sales in the nine months ended September 30, 2008, as compared to the same periods in 2007, was the net recognition during the nine months ended September 30, 2007 of approximately $8.1 million of sales made in 2006 that were pending final platting. Sales results also reflect the net recognition of $4.4 million and $10.7 million of revenue under the percentage-of-completion method of accounting during the three and nine months ended September 30, 2008, respectively, compared to the net recognition of $6.4 million and $4.3 million during the three and nine months ended September 30, 2007, respectively.

Bluegreen Communities’ gross margin decreased from 46% for the three months ended September 30, 2007 to 37% for the three months ended September 30, 2008, and decreased from 48% for the nine months ended September 30, 2007 to 45% for the nine months ended September 30, 2008. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods.

Other communities operations include the operation of our daily fee golf courses, as well as realty resale operations at several of our residential land communities. Other communities operations revenues decreased $685,000, or 24%, from $2.9 million to $2.2 million and the related costs decreased $527,000, or 17%, from $3.1 million to $2.6 million during the three months ended September 30, 2007 and 2008, respectively. The decrease was primarily the result of the sale of one of our golf courses in the second half of 2007. Other communities operations revenues increased $427,000 million, or 5%, from $8.4 million to $8.8 million and the related costs decreased $436,000, or 5%, from $8.4 million to $8.0 million during the nine months ended September 30, 2007 and 2008, respectively. The increased revenues and the decreased costs reflect proceeds and related costs associated with the sale of our right to purchase a property in North Carolina, partially offset by the previously discussed sale of a golf course.

Selling and marketing expenses for Bluegreen Communities decreased $5.2 million or 70%during the three months ended September 30, 2008, as compared to the same period in 2007. During the three months ended September 30, 2008 and 2007, selling and marketing expenses for Bluegreen Communities were 21% and 24% of sales, respectively. Selling and marketing expenses for Bluegreen Communities decreased $11.3 million or 52%during the nine months ended September 30, 2008, as compared to the same period in 2007. During the nine months ended September 30, 2008 and 2007, selling and marketing expenses for Bluegreen Communities were 24% and 21% of sales, respectively. This decrease in selling and marketing expenses was primarily related to the downturn in the economy and market reflecting an overall decline in sales, and to a lesser extent, our shift to more internet-based marketing.

Bluegreen Communities’ general and administrative expenses decreased $0.5 million or 21% for the three months ended September 30, 2008, as compared to the same period in 2007. General and administrative expenses decreased $2.2 million or 28% for the nine months ended September 30, 2008, as compared to the same period in 2007. The decrease in general and administrative expenses during 2008 reflects the operation of fewer sales offices in 2008 and, to a lesser extent, our efforts to reduce costs commensurate with the decline in sales.

As of December 31, 2007, Bluegreen Communities had $13.2 million of sales and $5.5 million of field operating profit deferred under percentage-of-completion accounting. As of September 30, 2008, Bluegreen Communities had $2.5 million of sales and $0.7 million of field operating profit deferred under percentage-of-completion accounting.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, mortgage servicing, treasury, and legal. These expenses were $8.7 million and $13.6 million for the three months ended September 30, 2007 and 2008, respectively; and $31.5 million and $36.7 million for the nine months ended September 30, 2007 and 2008, respectively.

Corporate general and administrative expenses increased $4.9 million or 56% during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007 primarily as a result of higher health insurance costs, stock based compensation expense, and expenses associated with certain litigation. These increases were partially offset by higher fees earned from mortgage servicing (which are accounted for as a reduction of mortgage servicing costs). As previously discussed, we earn fees for servicing the notes receivable that we have sold in term securitization transactions and through vacation ownership receivables purchase facilities. Corporate general and administrative expenses increased $5.2 million or 16% during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, as a result of higher health insurance costs, stock based compensation expense, and increased spending on information technology. These increases were partially offset by the receipt of $1.0 million from Diamond Resorts as a recovery of expenses incurred for the due diligence efforts of the previously mentioned proposed transaction.

For a discussion of field selling, general and administrative expenses, please see “Sales and Field Operations” above.

Interest Income. The following table details the sources of our interest income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2008	2007	2008

VOI notes receivable	$8,053	$11,291	$20,316	$25,231
Retained interest in notes receivable sold	3,290	3,371	11,802	11,652
Other	998	208	2,173	1,451

Total	$12,341	$14,870	$34,291	$38,334

The increase in interest during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, reflects a higher average balance of our vacation ownership notes receivable and higher interest accretion recognized on our retained interest in notes receivable sold. Notes receivable increased during 2008 due to a higher amount of financed sales, coupled with our use of on-balance sheet borrowings to monetize our notes receivable. Higher interest income was partially offset by the recognition of other-than-temporary decreases in our retained interest in notes receivable sold, such decreases being reflected as reductions in the associated interest income. During the three and nine months ended September 30, 2008 we recorded charges for other-than-temporary decreases in the fair value of certain of our retained interest in notes receivable sold totaling approximately $1.8 million and $4.5 million, respectively, compared to other-than-temporary decreases of $628,000 in the three and nine months ended September 30, 2007. The 2008 decrease in the fair value of our retained interest in notes receivable sold, and the resulting other-than-temporary charge, was primarily a result of an increase in the discount rates applied to estimated future cash flows on our retained interests to reflect our estimate of market interest rates and, to a lesser extent, unfavorable changes in the amount and timing of estimated future cash flows.

Interest Expense. Interest expense was $7.3 million and $6.4 million during the three months ended September 30, 2007 and 2008, respectively. Interest expense was $18.4 million and $13.4 million during the nine months ended September 30, 2007 and 2008, respectively. The decrease in interest expense during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, was primarily the result of lower average interest rates on debt outstanding, which included the repayment of our $55 million of 10.5% senior secured notes payable in March 2008. In addition, interest expense during the nine months ended September 30, 2008 also reflects the reduction of accrued interest related to Internal Revenue Code (“IRC”) Section 453. IRC Section 453 requires that certain companies accrue and pay interest on income deferred under the installment method of profit recognition. During the nine months ended September 30, 2008, we made certain operational changes in an effort to optimize the utilization of certain of our state net operating losses. The implementation of these changes had the impact of reducing our deferred interest obligation under IRC Section 453 by approximately $2.4 million.

Total interest expense capitalized to construction in progress was $3.7 million and $11.0 million for the three and nine months ended September 30, 2007, respectively, and $2.3 million and $11.0 million for the three and nine months ended September 30, 2008, respectively. Our decision to structure future sales of our notes receivable so that they are accounted for as on-balance sheet borrowings will result in the recognition of higher amounts of debt, compared to prior transactions which are treated as off-balance sheet financings. Based on the timing and repayment of these transactions, our debt and related interest expense may materially increase.

Other Expense, Net. Other expense, net was $152,000 and $0.9 million for the three months ended September 30, 2007 and 2008, respectively. Other expense, net was $1.1 million and $0.5 million for the nine months ended September 30, 2007 and 2008, respectively. The increase in other expense, net during the three months ended September 30, 2008 compared to the same period in 2007 is primarily a result of a charge in 2008 of approximately $791,000 for a loss on disposal of various fixed assets as a result of closing certain of our off-site sales offices.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen / Big Cedar Joint Venture”), our 51%-owned subsidiary, in our consolidated financial statements. (See Note 1 of the Notes to Condensed Consolidated Financial Statements). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is earned by Big Cedar, L.L.C., the unaffiliated 49% interest holder in the Bluegreen / Big Cedar Joint Venture. Minority interest in income of consolidated subsidiary was $2.0 million and $3.1 million during the three months ended September 30, 2007 and 2008, respectively. Minority interest in income of consolidated subsidiary remained constant at $5.3 million for the nine months ended September 30, 2007 and 2008.

Provision for Income Taxes. Based on our anticipated mix of taxable earnings amongst states, we expect that our 2008 effective income tax rate will be approximately 38.0%. Our effective income tax rate varies as our mix of taxable earnings shifts amongst the various states in which we operate.

Summary. Based on the factors discussed above, our net income was $14.0 million and $6.8 million during the three months ended September 30, 2007 and 2008, respectively. Net income was $23.4 million and $11.7 million during the nine months ended September 30, 2007 and 2008, respectively.

Changes in Financial Condition

          The following table summarizes our cash flows for the nine months ended September 30, 2007 and 2008 (in thousands):

	For the Nine Months Ended

	September 30, 2007	September 30, 2008

Cash flows provided (used) in operating activities	$5,028	$(180,374)
Cash flows provided by investing activities	6,844	8,357
Cash flows provided by financing activities	55,981	117,283

Net increase (decrease) in cash and cash equivalents	$67,853	$(54,734)

In general, the $54.7 million decrease in our cash balance during the nine months ended September 30, 2008, was due to the repayment of our $55.0 million senior secured notes on March 31, 2008, from our treasury. The following is a discussion of our changes in cash flows by activity:

Cash Flows From Operating Activities. Cash flows from operating activities decreased $185.4 million from net cash inflows of $5.0 million to an outflow of $180.4 million during nine months ended September 30, 2007 and 2008, respectively. The decrease in cash flows provided by operating activities during 2008 compared to 2007 was primarily a result of our decision to structure sales of our notes receivable after March 2008 so that they are accounted for as on-balance sheet borrowings. As we provide up to 90% financing to customers representing approximately 95% of our resort sales, operating cash flows are expected to be negative in periods of increasing sales. We typically monetize our receivables through various on-balance sheet purchase facilities and hypothecation facilities, the cash flows from which are included in cash provided by financing activities. Only when we structure receivable finance transactions as off-balance sheet sales do the associated cash proceeds increase cash from operating activities. During 2008 we sold $68.6 million of notes receivable through off-balance sheet transactions compared to $202.5 million in 2007. While we did monetize $267.0 million of notes receivable through on-balance sheet transactions during the nine months ended September 30, 2008, all of the associated cash inflow are included in cash from financing activities.

The decision to structure sales of our notes receivable so that they are accounted for as on-balance sheet borrowings has not and will not, in and of itself, impact total cash flows; however, we expect that it has and will have the effect of reducing cash inflows from operating activities and increasing cash inflows from financing activities.

Cash Flows From Investing Activities. Cash flows from investing activities increased $1.5 million from $6.8 million to $8.3 million during the nine months ended September 30, 2007 and 2008, respectively. This increase was due primarily to higher amounts of cash received in the 2008 from our retained interests in notes receivable sold as compared to amounts received in the 2007 period. These increases were partially offset by the expenditure of cash to acquire the real estate and operations at two resorts, The Royal Suites at Atlantic Palace in Atlantic City, New Jersey, and Club La Pension in New Orleans, Louisiana, each of which constituted the purchase of a business.

Cash Flows From Financing Activities. Cash flows from financing activities increased $61.3 million from $56.0 million during the nine months ended September 30, 2007 to $117.3 million during the nine months ended September 30, 2008. This increase was primarily related to increased net borrowings that are collateralized by VOI notes receivable, as well as increased net borrowings on our lines-of-credit during 2008 as compared to the same period in 2007. These increases were offset by the repayment of our $55.0 million senior secured notes on March 31, 2008. In addition, during the 2007 period, we received $20.6 million of proceeds in connection with our issuance of the junior subordinated debentures and had no such proceeds during the 2008 period.

Liquidity and Capital Resources

Our capital resources are provided from both internal and external sources. Our primary capital resources from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our retained interests in notes receivable sold, (iv) cash from our finance operations, including principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites and mortgage servicing fees, and (v) net cash generated from other resort services, including our resorts management operations, and other communities operations.

Historically, external sources of liquidity have included non-recourse sales of notes receivable, borrowings under secured and unsecured lines-of-credit, seller and bank financing of inventory acquisitions and the issuance of debt securities. In recent months, there has been unprecedented disruption in the credit markets, which has made obtaining additional and replacement external sources of liquidity more difficult and more costly, in part due to changes in the business plans of certain of the industry’s lenders. Our capital resources are used to support our operations, including: (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) funding operating expenses and (iv) satisfying our debt and other obligations. As we are continually selling and marketing real estate (VOIs and homesites), from time to time, it is necessary for us to acquire and develop new resorts and communities in order to maintain adequate levels of inventory to support operations, although we currently believe that we have adequate levels of inventory for the next several years. We anticipate that we will continue to require external sources of liquidity to support our operations, satisfy our debt and other obligations and to provide funds for growth.

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

We may also, in the future, file a “shelf” registration statement with the SEC which gives us the flexibility to raise long-term capital through the issuance of common stock, preferred stock, debt and/or convertible debt. If we choose to proceed with an offering, our purpose will be to raise capital in order to strengthen our balance sheet and to support growth, including growth through acquisitions.

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of September 30, 2008. These facilities do not constitute all of our outstanding indebtedness as of September 30, 2008. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

VOI Receivables Facilities – Off-Balance Sheet Arrangements

Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale; however, selling, marketing, and administrative expenses are primarily cash expenses and exceed the buyer’s down-payment. Accordingly, having facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor in our ability to meet our short and long-term cash needs.

We have historically chosen to monetize our receivables through various facilities and through periodic term securitization transactions, as these arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have historically generated gains on our income statement on a periodic basis, which would not be realized under a traditional financing arrangement. As previously discussed, we made the decision to structure future sales of our notes receivable so that they are accounted for as on-balance sheet borrowings. Recently, the term securitization market has had minimal activity and there can be no assurances that these type of transactions will be available in the future at acceptable cost, if at all.

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

The following is a summary of significant financial information related to our off-balance sheet facilities and securitizations and the related on-balance sheet retained interests during the periods presented below (in thousands):

	As of

	December 31, 2007	September 30, 2008

On Balance Sheet:
Retained interests in notes receivable sold	$141,499	$120,419

Off Balance Sheet:
Notes receivable sold without recourse	644,735	571,893
Principal balance owed to note receivable purchasers	597,970	533,107

	For the Three Months Ended

	September 30, 2007	September 30, 2008

Income Statement:
Gain on sales of notes receivable (1)	$20,075	$—
Interest accretion on retained interests in notes receivable sold(2)	3,917	3,371
Servicing fee income	1,922	2,316

	For the Nine Months Ended

	September 30, 2007	September 30, 2008

Income Statement:
Gain on sales of notes receivable (1)	$28,042	$8,245
Interest accretion on retained interests in notes receivable sold (2)	11,803	11,652
Servicing fee income	6,139	7,282

(1)	Includes amounts classified as VOI sales, pursuant to SFAS No. 152.

(2)	Net of other-than-temporary decreases in the fair value of retained interest in notes receivable sold.

Credit Facilities for Bluegreen’s Receivables and Inventories

In addition to the VOI receivables off-balance sheet facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. As of September 30, 2008, we had the following credit facilities:

Credit Facility	Outstanding Borrowings as of September 30, 2008	Availability as of September 30, 2008	Advance Period Expiration; Borrowing Maturity	Borrowing Limit	Borrowing Rate	Rate as of September 30, 2008

The GMAC AD&C Facility	$107.1 million	$5.6 million(1)	Expired(1); November 11, 2011	$150.0 million	30-day LIBOR + 4.50%	8.22%

2008 BB&T Purchase Facility	$135.2 million	$14.8 million	May 25, 2010; March 5, 2021	$150.0 million	30-day LIBOR + 1.75%	5.47%

The GMAC Communities Facility	$60.7 million	$14.3 million	Expired (2); September 30, 2009	$75.0 million	Prime + 1.00%	6.00%

The GE Bluegreen/Big Cedar Facility	$26.7 million	$18.3 million	April 16, 2009; April 16, 2016	$45.0 million	30-day LIBOR + 1.75%	5.47%

Textron Facility	$21.3 million	$36.8 million (3)	April 17, 2010; Varies	$75.0 million	Prime + 1.25 to 1.50%	6.25% to 6.50%

Foothill Facility	$17.9 million	$12.1 million	December 31, 2009; December 31, 2010	$30.0 million	Prime + 0.25% to 0.50%	5.50%

Liberty Bank Facility	$10.2 million	$64.8 million	August 27, 2010; August 27, 2014	$75.0 million	30-day LIBOR + 2.50%(4)	6.22%

(1)

No additional projects may be added to the facility; however, borrowings on the specific projects added to the facility prior to February 15, 2008 may be taken after this date subject to the terms and conditions of each individual project commitment. As of September 30, 2008, we had one remaining project with availability through December 2008. At September 30, 2008 the borrowings for this project totaled $7.1 million and the project commitment can not exceed $12.7 million. See further discussion below.

(2)

Borrowings on the specific projects added to the facility prior to expiration can be made after expiration subject to the terms and conditions of each individual project commitment. See further discussion below.

(3)

Certain other obligations to Textron and its affiliates in excess of $25.0 million, including the outstanding balance of $1.1 million on an existing Textron receivables facility, and outstanding bonds purchased in Bluegreen Corporation’s term securitization transactions, also reduce the availability under the Facility.

(4)	Interest charge on this facility is variable, subject to a floor of 5.75%.

Credit Facilities for Bluegreen Resorts’ Receivables and Inventories

The GMAC AD&C Facility. In September 2003, Residential Funding Corporation (“RFC”), an affiliate of GMAC provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the “GMAC AD&C Facility”). The project approval period on the GMAC AD&C Facility, as amended, expired on February 15, 2008; however, advances on specific projects may be taken through December 2008 on the remaining project commitment. Outstanding borrowings mature no later than November 18, 2011. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Interest payments are due monthly. During the nine months ended September 30, 2008, we borrowed approximately $36.9 million for development at our Club 36 resort in Las Vegas, Nevada and $30.1 million for development at our Fountains resort in Orlando, Florida. These borrowings were partially offset by $41.6 million of repayments on the facility during the nine months ended September 30, 2008. As of September 30, 2008, we had one remaining project with availability through December 2008. At September 30, 2008 this project had outstanding borrowings totaling $7.1 million and the project commitment can not exceed $12.7 million.

No additional borrowings were advanced under the GMAC AD&C Facility subsequent to September 30, 2008; however repayments of $4.9 million related to our Club 36 resort in Las Vegas, Nevada and $1.2 million related to our Wilderness Club at Long Creek Ranch resort in Ridgedale, Missouri were made in October 2008. Subsequent to these repayments, we had $5.6 million in remaining availability on this facility, subject to eligible collateral and customary terms and conditions.

The 2008 BB&T Purchase Facility. In March 2008, we renewed an existing receivables purchase facility with Branch Banking & Trust Company (“BB&T”), which extended the facility to May 2010 and increased the facility amount to a cumulative purchase price of $150 million on a revolving basis (the “2008 BB&T Purchase Facility”). While ownership of the receivables is transferred for legal purposes, the transfers of the receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The 2008 BB&T Purchase Facility utilizes an owner’s trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary (“BTFC I”), and BTFC I subsequently transfers the receivables to an owner’s trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the 2008 BB&T Purchase Facility. The 2008 BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the 2008 BB&T Purchase Facility are subject to certain conditions precedent. Under the 2008 BB&T Purchase Facility, as amended, a variable purchase price of approximately 83% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The specified return is equal to either the commercial paper rate or LIBOR rate plus 1.75%, subject to use of alternate return rates in certain circumstances. We act as servicer under the 2008 BB&T Purchase Facility for a fee.

During the nine months ended September 30, 2008, we transferred $213.3 million of notes receivable to BTFC I and received $177.0 million in cash proceeds. In connection with the 2008 Term Securitization, $51.0 million of the amounts outstanding on the 2008 BB&T Purchase Facility were repaid.

In October 2008, we transferred $13.2 million of receivables and received $11.0 million in cash proceeds under the 2008 BB&T Purchase Facility. Subsequent to this borrowing, we had $5.8 million in remaining availability on this facility, subject to eligible collateral and customary terms and conditions. As the 2008 BB&T Purchase Facility is revolving, availability under the facility increases as cash is received on the VOI notes receivable collateralized under the facility and BB&T is repaid, up to the $150 million facility limit through the expiration of the advance period, pursuant to the terms of the facility.

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

During the nine months ended September 30, 2008, we pledged $10.2 million of notes receivable and received $9.9 million in cash proceeds.

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

In April 2008, we acquired the unsold VOI inventory, certain commercial space, and property management operations of the Royal Suites at Atlantic Palace Resort for $13.5 million. The 293-unit, 31-story Atlantic Palace Resort is located in Atlantic City, New Jersey and is situated on the Atlantic Ocean and the Atlantic City Boardwalk. As of September 30, 2008 we had borrowings associated with this resort of approximately $8.3 million. In May 2008, we also borrowed $8.4 million in connection with the acquisition of additional vacation ownership interests at one of our existing resorts in Wisconsin. As of September 30, 2008, we repaid our borrowings associated with World Golf Village. As of September 30, 2008, we had borrowings associated with our Odyssey Dells resorts totaling $13.0 million.

In addition, certain other obligations to Textron and its affiliates in excess of $25.0 million, including the outstanding balance of $1.1 million on an existing Textron receivables facility, and outstanding bonds purchased in Bluegreen Corporation’s term securitization transactions, also reduce the availability under the Textron facility. At September 30, 2008, these other Textron obligations totaled approximately $41.9 million; therefore, the excess of $16.9 million over the $25.0 million threshold reduced our revolving availability under the Textron Facility to $36.8 million, subject to eligible collateral and customary terms and conditions.

The Foothill Facility. In June 2008, we amended and extended our revolving credit facility with Wells Fargo Foothill, Inc. (“Foothill”). Historically, we have primarily used this facility for borrowings collateralized by Bluegreen Communities receivables and inventory, but we may also use this facility for borrowings collateralized by the pledge of VOI receivables. The amendment extends the borrowing period for advances on eligible receivables through December 31, 2009, and extends the maturity date of all borrowings to December 31, 2010. In addition, the facility provides for a new borrowing base of up to $25.0 million (included in the $30.0 million facility amount) of advances at 90% of certain VOI receivables that were not previously eligible under the facility. The interest rate charged on outstanding receivable borrowings under the facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance is greater than or equal to $15.0 million. If the average monthly outstanding loan balance is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. During the nine months ended September 30, 2008, we transferred $25.4 million of timeshare notes receivable to this facility and received cash proceeds of $22.8 million, net of facility fees of approximately $0.4 million.

In October 2008, we pledged $6.7 million of VOI notes receivable to the Foothill facility and received cash proceeds of $6.1 million. Subsequent to that transaction our remaining revolving availability under this facility was $6.0 million, subject to eligible collateral and customary terms and conditions. As the Foothill facility is revolving, availability under the facility increases as cash is received on the VOI notes receivable collateralized under the facility and Foothill is repaid, up to the $30.0 million facility limit through the expiration of the advance period, pursuant to the terms of the facility.

Liberty Bank Facility. During August 2008, we entered into a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial. The facility provides for a 90% advance on eligible receivables pledged under the facility during a two-year period ending on August 27, 2010, subject to customary terms and conditions. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance, if any, being due on August 27, 2014. The facility bears interest at the one-month LIBOR plus 2.5%, subject to a floor of 5.75%. During the nine months ended September 30, 2008, we pledged $11.3 million of VOI notes receivable to this facility and received cash proceeds of $10.2 million.

In October 2008, we pledged $14.8 million of VOI notes receivable and received $13.3 million in cash proceeds under the Liberty Bank Facility. Subsequent to this borrowing we had $51.5 million in remaining availability on this facility, subject to eligible collateral and customary terms and conditions. As the Liberty Bank facility is revolving, availability under the facility increases as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid, up to the $75.0 million facility limit through the expiration of the advance period, pursuant to the terms of the facility.

Other Effective Receivable Capacity. Pursuant to the terms of certain of our prior term securitizations and similar type transactions, we have the ability to substitute new VOI notes receivable into such facilities in the event of receivables that were previously sold in such transactions defaulting or being the subject of an owner upgrade transaction, subject to certain limitations. The resulting impact of certain of these substitutions is for additional cash to be received by us through our monthly distribution on our retained interest in notes receivable sold. We estimate that we could, but are not obligated to, substitute approximately $33.0 million of VOI notes receivable over the next four quarters and consequently receive cash ranging from approximately 87.5% to 91% of principal.

Credit Facilities for Bluegreen Communities’ Receivables and Inventories

The Foothill Facility. See the description of this facility under “Credit Facilities for Bluegreen Resorts’ Receivables and Inventories” above. As amended the Foothill facility provides no availability for Communities inventory; however, as of September 30, 2008, approximately $0.3 million of the outstanding balance was secured by the pledge of Bluegreen Communities’ receivable borrowings.

The GMAC Communities Facility. We have a revolving credit facility with RFC (the “GMAC Communities Facility”) for the purpose of financing our Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the GMAC Communities Facility is secured by our Carolina National and the Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. The period during which we can add additional projects to the GMAC Communities Facility has expired although we can continue to borrow on projects approved prior to the expiration of individual borrowing commitments ranging from July 20, 2009 through the maturity of the facility on September 30, 2009. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to finance the acquisition and development of Bluegreen Communities projects. During the nine months ended September 30, 2008, we borrowed $16.5 million under the GMAC Communities Facility to fund development expenditures on certain of the Secured Projects. We also repaid $22.2 million of the outstanding facility during the nine months ended September 30, 2008.

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

Unsecured Credit Facility

In August 2007, we executed agreements to renew our unsecured line-of-credit with Wachovia Bank, N.A. and increase it from $15.0 million to $20.0 million. This line-of-credit is an available source of short-term liquidity for us. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75% (5.47% at September 30, 2008). Interest is due monthly, and all outstanding amounts are due on July 30, 2009. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. During the nine months ended September 30, 2008, we borrowed $10.0 million under this line-of-credit for general corporate purposes. As of September 30, 2008, based on outstanding borrowings and letters of credit, the remaining revolving availability under this line-of-credit was approximately $10.0 million.

Commitments

As of September 30, 2008, our material commitments included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal and interest payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of September 30, 2008 (in thousands):

	Payments Due by Period

Contractual Obligations	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Receivable-backed notes payable	$1,124	$17,884	$—	$180,498	$199,506
Lines-of-credit and notes payable	93,115	103,300	35,041	5,784	237,240
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	8,655	14,099	7,424	19,054	49,232

Total contractual obligations	102,894	135,283	42,465	316,163	596,805

Interest Obligations (1)

Receivable-backed notes payable	11,331	21,739	20,313	60,080	113,463
Lines-of-credit and notes payable	16,027	13,785	1,561	2,806	34,179
Jr. Subordinated debentures	10,618	21,237	21,237	237,965	291,057

Total contractual interest	37,976	56,761	43,111	300,851	438,699

Total contractual obligations	$140,870	$192,044	$85,576	$617,014	$1,035,504

(1)	For purposes of this table we have assumed that the interest rate on variable rate debt remains the same as the rate at September 30, 2008.

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

We estimate that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $23.0 million as of September 30, 2008. We estimate that the total cash required to complete our Bluegreen Communities projects in which sales have occurred was approximately $35.4 million as of September 30, 2008. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next five years, primarily with available capacity on existing or future credit facilities and cash generated from operations. There can be no assurance that we will be able to obtain the financing or generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities we will seek to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future, subject to the successful implementation of ongoing restructuring initiatives discussed under “Executive Overview” and the availability of credit. We will be required to renew or replace credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities in connection with acquisitions or otherwise. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

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

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our reports that we file under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Bluegreen Resorts

LeisurePath Vacation Club

In Michelle Alamo, Ernest Alamo, Toniann Quinn and Terrance Quinn v. Vacation Station, LLC, LeisurePath Vacation Club, LeisurePath, Inc., Bluegreen Corporation, Superior Court of New Jersey, Bergen County, Docket No. L-6716-05, Civil Action, Plaintiffs filed a purported “Class Action Complaint” on September 23, 2005, raising allegations concerning the marketing of the LeisurePath Travel Services Network product (the “Network”) to the public, and, in particular, to New Jersey residents by Vacation Station, LLC, an independent distributor of travel products. Vacation Station, LLC purchased LeisurePath membership kits from LeisurePath, Inc.’s Master Distributor, Mini Vacations, Inc., and then sold the memberships to consumers. The parties agreed to a settlement pursuant to which persons who purchased a participation in the Network from Vacation Station, LLC’s sales office in Hackensack, New Jerswey will be entitled to receive at their option either: (1) seven consecutive nights of accommodations in a Bluegreen resort located in either Orlando, Las Vegas, or Myrtle Beach to be used by December 31, 2009; or (2) continued memberships and a waiver of their Network membership fees until 2012. In an effort to resolve any claims of individuals who may allege improper soliciting, but did not purchase a participation in the Network, an agreed upon number of three day/two night vacation certificates (for use at the same properties listed above) will be made available and awarded to the first non-purchasers who submit a prepared affidavit swearing to the validity of their claim will receive these certificates. A Fairness Hearing for final approval of the proposed settlement was held on April 18, 2008, at which time the judge gave final approval of the proposed settlement and awarded Plaintiff’s counsel $300,000 in attorney’s fees. Incentive payments totaling $13,000 will be made to the six named Plaintiffs in the suit. Since that time, certain plaintiffs who elected to opt out of the original class action complaint brought suit in Enrique Merino et al. v. Leisure Path, Inc. et al., Superior Court of New Jersey, Law Division, Bergen County, Docket No. L-7084-08. The parties have reached tentative agreement to settle this lawsuit which settlement contemplates us paying a total of approximately $54,000 in customer refunds and attorney’s fees. We do not believe that there are any other remaining parties that elected to opt out of the original class action suit that would be entitled to bring suit, but no guarantee can be made. As of September 30, 2008, we have accrued approximately $100,000 in connection with this matter.

Missouri Attorney General Investigation

By letter dated April 3, 2008 the Attorney General (“AG”) of Missouri advised us that, between early 2005 and present, they had received ninety-six consumer complaints and was investigating the practices alleged. In its letter, The Attorney General’s office alleged, among other things, that we violated the Missouri Merchandising Practices Act, Chapter 407 of the Revised Statutes of Missouri (the “Missouri Act”). The Attorney General’s Office offered to resolve the matter by having us enter into an Assurance of Voluntary Compliance wherein we would agree to comply with the Missouri Act, payment or restitution of approximately $728,000 to consumers who purchased from us, and $10,000 to the Attorney General’s Office. Since the date of that original letter, additional consumer complaints have been added bringing the total number to 112. In response to the letter, we have reviewed the complaints and found that we believe many of those consumer complaints have previously been resolved. We are providing this information to the Attorney General’s office and have entered into discussions to resolve this matter. While there is no assurance that any such resolution will not result in regulatory agreements, we do not expect that any such agreements would have a material adverse impact on us or that any such amounts paid in resolution would be material. As of September 30, 2008, we had accrued $350,000 related to this matter.

Kelly Fair Labor Standards Act Lawsuit

On July 28, 2008 two former sales representatives brought a lawsuit in the Western District of Wisconsin on behalf of themselves and putative class members who are or were employed by us as sales associates and compensated on a commission-only basis. Plaintiffs claim that we violated the Fair Labor Standards Act (“FLSA”), and that they and the collective class are or were covered, non-exempt employees under federal wage and hour laws, and are entitled to minimum wage and overtime pay consistent with the FLSA. In the complaint, Plaintiffs seek unpaid compensation (minimum wage and overtime), liquidated damages, interest, costs, attorneys’ fees and other legal and equitable relief as the Court deems just and proper. We have filed a Motion to Transfer Venue from Wisconsin to

Florida based on forum nonconveniens. We believe Florida is the more appropriate forum for the case to be heard since most of the witnesses, documents and other evidence are located in Florida. We have not yet received a decision on the request to transfer venue. We anticipate that Plaintiffs will file a motion for class certification in the near future.

Pennsylvania Attorney General Lawsuit

On October 10, 2008, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit alleges that we have used, or are using, sales and marketing methods or practices that are unlawful under Pennsylvania law and seeks a permanent injunction preventing us from using such methods and practices in the future. The lawsuit also seeks civil penalties against us and restitution on behalf of Pennsylvania consumers who may have suffered losses as a result of the alleged unlawful sales and marketing methods and practices. The lawsuit does not seek to permanently restrain us or any of our affiliates from doing business in the Commonwealth of Pennsylvania. A preliminary dialogue has been established with the Attorney General’s office to seek an amicable resolution to this situation. Should that course of action not prove successful, we will vigorously defend against the claims.

Except for as the foregoing, there have been no material changes or developments in the legal proceedings previously disclosed in our Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

Item 1A. Risk Factors.

Except as described herein, there have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report.

The recent deterioration in the economy, generally, and of the credit markets, in particular, has had and may continue to have a material and adverse impact on our operations. Given the deterioration of the credit markets, we are adopting strategic initiatives that will reduce sales and will focus on activities that generate cash and profits without requiring material support from the credit markets. These initiatives include reducing staff, closing certain sales offices, eliminating certain sales programs, and putting new underwriting requirements in place and increasing the interest rates that we charge when we provide financing to Resorts purchasers. Implementing these initiatives are estimated to result in pre-tax charges ranging from $10.0 million, or $0.20 per share, to $15.0 million, or $0.30 per share, in the fourth quarter of 2008, but we believe that the successful implementation of these initiatives will allow us to preserve the majority of our unrestricted cash position at least through 2009, while satisfying our obligations, with no need for additional receivable financing facilities or term securitization transactions during that same period.. There is no assurance that through the implementation of these initiatives or otherwise, our efforts to conserve our cash or availability under our current credit facilities will be successful. If our efforts are unsuccessful, and the deterioration in the credit markets continue, our liquidity and cash position will be materially and adversely impacted which in turn would negatively impact the business and prospects of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended September 30, 2008, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of September 30, 2008, there were 694,500 shares remaining for purchase under our current repurchase program.

Item 6. Exhibits.

10.200	Receivable Loan Agreement between Liberty Bank as Lender and Bluegreen Corporation as Borrower, dated as of August 27, 2008.

10.201	Receivable Loan Note between Liberty Bank as Lender and Bluegreen Corporation as Borrower, dated as of August 27, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN CORPORATION
(Registrant)

Date: November 10, 2008	By:	/S/ JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	By:	/S/ ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 10, 2008	By:	/S/ RAYMOND S. LOPEZ

Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)