Form 10-K
period 2008-12-31
BLUEGREEN CORP
filed 2009-03-16
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Yes ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $92,818,441 based upon the closing sale price of the Company’s Common Stock on the New York Stock Exchange on June 30, 2008 ($6.05 per share). For this purpose, “affiliates” include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 10% of the Company’s outstanding common stock.

As of March 1, 2009, there were 32,477,220 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the Company’s definitive proxy statement to be filed for its 2009 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

BLUEGREEN CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K

TRADEMARKS

The terms “Bluegreen®,” “Bluegreen Communities®,” “Bluegreen Getaway Station®,” “Bluegreen Resorts®,” “Bluegreen Vacation Club®,” “Bluegreen Wilderness Club™ at Big Cedar®,” “Colorful Places to Play®,” “Colorful Places To Live And Play®,” “Go Where the Wind Takes You®,” “Leisure Path®,” “See More. Pay Less. Bluegreen Traveler Plus®,” “You’re Going To Like What You See!®,” “Encore Rewards®,” “Outdoor Traveler Logo®,” and the “Bluegreen Logo®” are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

The terms “The Hammocks at Marathon™,” “Orlando’s Sunshine Resort™,” “Solara Surfside™,” “Mountain Run at Boyne™,” “The Falls Village™,” “Bluegreen Wilderness Club™,” “Grande Villas at World Golf Village™,” “The Lodge Alley Inn™,” “Carolina Grande™,” “Harbour Lights™,” “BG Patrick Henry Square™,” “SeaGlass Tower™,” “Shore Crest Vacation Villas™,” “Laurel Crest™,” “MountainLoft™,” “MountainLoft Resort II™,” “Daytona SeaBreeze™,” “Shenandoah Crossing™,” “Christmas Mountain Village™,” “Club La Pension™,” “Bluegreen Odyssey Dells™,” “Traditions of Braselton™,” “Sanctuary Cove at St. Andrews Sound™,” “Catawba Falls Preserve™,” “Chapel Ridge™,” “Mountain Lakes Ranch™,” “Silver Lakes Ranch™,” “Mystic Shores™,” “Lake Ridge™,” “Lake Ridge at Joe Pool Lake™,” “Ridge Lake Shores™,” “Quail Springs Ranch™,” “SugarTree at the Brazos™,” “Mountain Springs Ranch™,” “Havenwood at Hunter’s Crossing™,” “Vintage Oaks at the Vineyard™,” “King Oaks™,” “The Bridges at Preston Crossings™,” “Crystal Cove™,” “Fairway Crossings™,” “Woodlake™,” “Saddle Creek Forest™,” “The Settlement at Patriot Ranch™,” “Carolina National™,” “Brickshire™,” “Golf Club at Brickshire™,” “Preserve at Jordan Lake™,” “Encore Dividends™,” “Bluegreen Preferred™,” “BG Pirates Lodge™,” “Bluegreen Traveler Plus™,” “BG Club 36™,” “Bluegreen Wilderness Club at Long Creek Ranch™,” and “Bluegreen Wilderness Traveler at Shenandoah™” are trademarks or service marks of Bluegreen Corporation in the United States.

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

Introduction

We are a leading provider of colorful places to live and play through our resorts and residential community businesses. We are organized into two divisions: Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts acquires, develops and markets vacation ownership interests (“VOIs”) in resorts generally located in popular high-volume, “drive-to” vacation destinations and provides various services to third-party resort owners. Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites, the majority of which are sold directly to retail customers who seek to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities, and also offers real estate consulting and other services to third parties. In 2008, Bluegreen Resorts comprised 90% of our sales of real estate while Bluegreen Communities represented 10% of our sales of real estate. We also generate significant income from our resort management business and through interest income earned from the financing of individual purchasers of VOIs and, to a nominal extent, homesites sold by Bluegreen Communities.

During the fourth quarter of 2008, despite continued and steady customer demand for our VOIs but in light of the turmoil in and contraction of commercial credit markets, we implemented strategic initiatives to significantly reduce resorts sales operations and related overhead, in an effort to conserve cash and increase efficiencies. Such initiatives included closing 11 of our 29 sales offices; greatly eliminating what we have identified as lower-efficiency marketing programs; reducing overhead including eliminating a significant number of staff positions across a variety of areas at various locations; reducing our overall capital spending; and, limiting sales to borrowers who meet newly applied underwriting standards, and increasing interest rates on new sales transactions for which we provide financing, and reducing the proportion of sales requiring financing while increasing the proportion of sales providing cash proceeds. During 2008, we also made changes in the operations of Bluegreen Communities with a goal to minimize the cash requirement in its operations in light of current economic conditions and the deterioration of the real estate markets. See “Liquidity and Capital Resources” for further explanation of these activities and their expected impact on the Company.

Bluegreen Resorts

Bluegreen Resorts was founded in 1994 to diversify into the vacation ownership industry. As of December 31, 2008, we managed approximately 208,300 VOI owners, including approximately 164,500 members in the Bluegreen Vacation Club, which was established in 1997. We sell VOIs in the Bluegreen Vacation Club at 18 sales offices located at our resorts located in the United States and Aruba. A deeded real estate interest in a Bluegreen Vacation Club VOI in any of our resorts entitles the buyer to an annual or biennial allotment of “points” in perpetuity. Club members may use their points to stay in one of our 28 Bluegreen Vacation Club Core Resorts and 22 other resorts or for other vacation options, including cruises and stays at approximately 3,700 resorts offered through Resort Condominiums International, LLC (“RCI”), an external exchange network. Club members who acquired or upgraded their VOIs on or after November 1, 2007 also have access to 18 Shell Vacation Club (“Shell”) resorts, through our Select Connections™ joint venture with Shell. Shell is an unaffiliated privately-held resort developer. The following table lists the Bluegreen Vacation Club resorts:

Bluegreen Vacation Club Core Resorts (1)	Location

Daytona SeaBreeze (2)	Daytona Beach Shores, Florida
The Hammocks at Marathon (2)	Marathon, Florida
The Fountains (2)	Orlando, Florida
Orlando’s Sunshine Resort I & II (2)	Orlando, Florida
Casa del Mar Beach Resort(2)	Ormond Beach, Florida
Grande Villas at World Golf Village (2)	St. Augustine, Florida
Solara Surfside (2)	Surfside, Florida
Bluegreen Club La Pension (2)	New Orleans, Louisiana
Mountain Run at Boyne (2)	Boyne Falls, Michigan
The Falls Village (2)	Branson, Missouri
Bluegreen Wilderness Club at Big Cedar (2)(3)	Ridgedale, Missouri
Bluegreen Wilderness Club at Long Creek (2)(3)	Ridgedale, Missouri
BG Club 36 (2)	Las Vegas, Nevada
Bluegreen at Atlantic Palace (2)	Atlantic City, New Jersey
The Suites at Hershey (2)	Hershey, Pennsylvania
The Lodge Alley Inn (2)	Charleston, South Carolina
Carolina Grande (2)	Myrtle Beach, South Carolina
Harbour Lights (2)	Myrtle Beach, South Carolina
SeaGlass Tower (2)	Myrtle Beach, South Carolina
Shore Crest Vacation Villas I & II (2)	North Myrtle Beach, South Carolina
MountainLoft (2)	Gatlinburg, Tennessee
Laurel Crest (2)	Pigeon Forge, Tennessee
Shenandoah Crossing (2)	Gordonsville, Virginia
Bluegreen Wilderness Traveler at Shenandoah (2)	Gordonsville, Virginia
BG Patrick Henry Square (2)	Williamsburg, Virginia
Bluegreen Odyssey Dells (2)	Wisconsin Dells, Wisconsin
Christmas Mountain Village (2)	Wisconsin Dells, Wisconsin
La Cabana Beach and Racquet Club (4)	Oranjestad, Aruba

Other Resorts (1)	Location

Paradise Isle Resort	Gulf Shores, Alabama
Shoreline Towers Resort	Gulf Shores, Alabama
Via Roma Beach Resort (2)	Bradenton Beach, Florida
Dolphin Beach Club (2)	Daytona Beach Shores, Florida
Fantasy Island Resort II (2)	Daytona Beach Shores, Florida
Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
Tropical Sands Resort	Fort Myers Beach, Florida
Windward Passage Resort	Fort Myers Beach, Florida
Gulfstream Manor (2)	Gulfstream, Florida
Resort Sixty-Six (2)	Holmes Beach, Florida
Outrigger Beach Club (2)	Ormond Beach, Florida
Landmark Holiday Beach Resort	Panama City Beach, Florida
Ocean Towers Beach Club	Panama City Beach, Florida
Panama City Resort & Club	Panama City Beach, Florida
Surfrider Beach Club	Sanibel Island, Florida
Petit Crest Villas at Big Canoe	Marble Hill, Georgia
Pono Kai Resort (2)	Kapaa (Kauai), Hawaii
Lake Condominiums at Big Sky	Big Sky, Montana
Foxrun Townhouses	Lake Lure, North Carolina
Sandcastle Village II	New Bern, North Carolina
Waterwood Townhouses	New Bern, North Carolina
Players Club	Hilton Head Island, South Carolina

(1)

Throughout this Annual Report on Form 10-K (“Annual Report”), any reference to “Core Resorts” refers to resorts where we developed or acquired a significant number of VOIs associated with the resorts, even if substantially all of the VOIs in the property have been sold to consumers. “Other Resorts” refer to component sites within the Bluegreen Vacation Club where we did not acquire or develop a significant number of the VOIs associated with the resorts.

(2)	This resort is managed by Bluegreen Resorts Management, Inc., one of our wholly-owned subsidiaries.

(3)

This resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture with Big Cedar, LLC. We own a 51% interest in this joint venture and the joint venture’s results of operations, cash flows and financial position are included in our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements.

(4)	This resort is managed by Casa Grande Cooperative Association I, which has subcontracted with Bluegreen Resorts Management, Inc. to provide management consulting services to the resort.

Throughout this Annual Report, “estimated remaining life-of-project sales” assumes the aggregate sales of the existing, currently under construction or development, and planned VOIs or homesites, at current retail prices. “Field Operating Profit (Loss)” means the operating profit of one of our business segments prior to the allocation of corporate overhead, interest income, other income and expense items, interest expense, minority interest, provision for income taxes, restructuring charges, goodwill impairment charges, and cumulative effect of change in accounting principle. See Note 19 of the Notes to Consolidated Financial Statements for further information and a reconciliation of Field Operating Profit for our business segments to consolidated income before provision for income taxes.

Since our inception, we have generated over 306,000 VOI sales transactions. Bluegreen Resorts’ estimated remaining life-of-project sales were approximately $3.1 billion at December 31, 2008. For the year ended December 31, 2008, Bluegreen Resorts recognized Sales and Field Operating Profit of $428.0 million and $47.0 million, respectively.

Bluegreen Resorts uses a variety of techniques to attract prospective purchasers of VOIs, including marketing of mini-vacations either through face-to-face contact at kiosks in retail and leisure locations or through telemarketing campaigns and marketing to current owners of VOIs. To support our marketing and sales efforts, we have sought to develop an automated system to track our vacation ownership marketing and sales programs. We believe that this system will position us to generate sales more efficiently with lower marketing costs.

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

We have historically provided financing to approximately 95% of our vacation ownership customers. Customers are required to make a down payment of at least 10% of the VOI sales price and typically finance the balance of the sales price over a period of ten years. As part of our fourth quarter strategic initiatives, we began incentivizing our sales associates to emphasize obtaining more cash at the sales table, and believe that we have begun to and will continue to increase both the percentage of our sales that are 100% cash and our average down payment on financed sales. As of December 31, 2008, our on-balance sheet vacation ownership receivables portfolio totaled approximately $388.0 million in principal amount, however, as of that date we serviced $924.0 million of VOI receivables as most have been sold without recourse off-balance sheet. Historically we have maintained vacation ownership receivables warehouse facilities and separate vacation ownership receivables purchase facilities to maintain liquidity associated with our vacation ownership receivables; however, these facilities have become more difficult to obtain and are expected to have less attractive terms in the current credit markets as compared to our historical experience with such facilities. See “Liquidity and Capital Resources” for a further discussion of our vacation ownership receivables facilities and certain risks relating to such facilities.

Bluegreen Communities

Bluegreen Communities focuses on developing residential homesites near major metropolitan centers or popular retirement areas. As of December 31, 2008, Bluegreen Communities was actively developing and selling homesites directly to retail consumers in communities primarily located in Texas, Georgia, and North Carolina. Bluegreen Communities had approximately $160.5 million of inventory as of December 31, 2008, and Bluegreen Communities’ estimated remaining life-of-project sales were approximately $456.3 million. For the year ended December 31, 2008, Bluegreen Communities recognized Sales and Field Operating Loss of $47.0 million and $3.6 million, respectively.

Historically we have marketed our communities through a combination of newspaper, direct mail, television, billboard, Internet and radio advertising. In addition, Bluegreen Communities’ has historically utilized a customer relationship management computer software system which we believe assists us in compiling, processing, and maintaining information concerning future sales prospects within each of our operating regions. Our conversion ratio of sales to prospects receiving on-site presentations was 15.9% in 2008. During 2009, we anticipate that our marketing of communities will shift to focus on internet advertising, consumer and broker outreach programs and billboards.

Bluegreen Communities has historically sought to acquire and develop land near major metropolitan centers, but outside the perimeter of intense subdivision development, and in popular retirement areas. In new market areas, we typically engage a third-party to perform a market study in the area to evaluate market response and price acceptance. Our sales and marketing efforts begin as soon as practicable after we enter into an agreement to acquire a parcel of land. By bonding a project to completion and/or providing a corporate guaranty, we have historically begun to sell a portion of our residential land inventory on a pre-development basis, thereby reducing the amount of external capital needed to complete improvements.

In fiscal 1997, we began construction of our first daily-fee golf course and to date have developed seven daily fee golf courses, six of which were owned by us at December 31, 2008. We believe that daily-fee golf courses are an attractive amenity that increases the marketability of adjacent homesites.

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

•

growing consumer confidence in the product resulting from enhanced consumer protection regulation of the vacation ownership industry and the entry of brand name national lodging companies to the vacation ownership industry.

Historically, the vacation ownership industry was highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. We believe that one of the most significant factors contributing to the historic growth of the vacation ownership industry has been the entry into the market of some of the world’s major lodging, hospitality and entertainment companies, such as Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc., and Wyndham Worldwide Corporation. Although vacation ownership operations currently comprise only a portion of these companies’ overall operations, we believe that their involvement in the vacation ownership industry has enhanced the industry’s image with the general public.

Our Bluegreen Vacation Club resorts are primarily “drive-to” resort destinations, meaning that we believe that most of our VOI owners live within a 300 mile drive of at least one of our resorts. We believe that, in general, Americans still desire to take family vacations and that our vacation club is positioned to benefit from consumer demand for family vacations. However, economic conditions may have an adverse effect on the demand for vacations and our operations in the future.

The Consumer. According to information compiled by various sources, we believe our typical customer to be married and 45-64 years of age, with a household median income of approximately $73,000. According to the U.S. Census Bureau, the 45 to 64 year old age group is expected to grow over 10% from 2007 through 2020.

VOI Ownership. The purchase of a fixed-week VOI typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as a tenant-in-common with other buyers of interests in the property. We believe this traditional vacation ownership product lacks the flexibility provided to owners of a points-based vacation ownership product, and hence we have not sold fixed week VOIs for several years. Since January 2004, all of our sales offices have only sold VOIs within our Bluegreen Vacation Club system, although all but one of our sales offices has been selling the points product since 2000.

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

The owners of VOIs manage the property through a nonprofit homeowners’ association that is governed by a board of directors or trustees, consisting of representatives of the developer (so long as the developer owns VOIs in the resort or as otherwise provided by law) and owners of VOIs at the resort. The board hires a management company to which it delegates many of the rights and responsibilities of the homeowners’ association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance. As of December 31, 2008, we directly or indirectly managed 35 resorts, all of which were in the Bluegreen Vacation Club.

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

Participation in Independent VOI Exchange Networks. We believe that our VOIs are made more attractive by our affiliation with an international VOI exchange network such as RCI. All of our VOI resorts are currently affiliated with RCI, and most of our core resorts have been awarded RCI’s highest designation (Gold Crown). A VOI owner’s participation in the RCI exchange network allows such owner to exchange his annual VOI for occupancy at approximately 3,700 participating resorts, based upon availability and the payment of a variable exchange fee. RCI’s participating resorts are located throughout the world in over 100 countries. A Bluegreen Vacation Club owner may make a reservation for occupancy in a Bluegreen Vacation Club VOI and then may attempt to exchange this occupancy right for one in another participating RCI resort. The owner lists his occupancy right as available with RCI and requests occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns ratings to each listed VOI, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the VOI is available, and attempts to satisfy the exchange request by providing an occupancy right in another VOI with a similar rating. If the exchange network is unable to meet the member’s initial request, it suggests alternative resorts based on availability. If the owner consummates the exchange, they are charged an exchange fee by RCI. No assurance can be given that our resorts will continue to qualify for participation in international exchange networks, or that our customers will continue to be satisfied with these networks. Our failure or the failure of any of our resorts to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on us. In 2008, only 7% of our owners utilized the RCI exchange network. Additionally, Bluegreen Vacation Club members may use their points for hotel stays with World Hotels or various cruise vacations.

In September 2007, we entered into an agreement with Shell Vacations Club to create a joint venture called Select Connections™. Select Connections™ provides certain Bluegreen Vacation Club owners who purchased or upgraded their VOIs on or after July 1, 2006, with the ability to use their vacation points to reserve accommodations in approximately 18 Shell Vacation Club locations for a nominal fee. The Select Connections™ joint venture also provides members of Shell Vacation Club access to Bluegreen Resorts.

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

Unlike commercial homebuilders who focus on vertical development, such as the construction of single and multi-family housing structures, Bluegreen Communities focuses primarily on horizontal development activities, such as grading, roads and utilities. As a result, the projects undertaken by us are less capital intensive than those generally undertaken by commercial homebuilders. We believe that our market has been the beneficiary of the large number of people in the 40 to 65 year old age bracket and the economic and population growth in certain of our primary markets.

Bluegreen Communities has also historically focused on the development of daily-fee golf courses and related amenities as the centerpieces of certain of our residential land communities. As of December 31, 2008, we were marketing homesites in eight communities that include golf courses developed either by us or third parties. There are additional costs associated with the maintenance and management of golf courses. There is no assurance that we will be able to successfully develop golf courses or manage the courses at a profit.

Company Products and Services

Bluegreen Resorts

Set forth below is a description of each of our core vacation ownership resorts. We consider resorts as “core” if we acquired or developed a significant number of VOIs in the resorts. Units at most of the properties have amenities typically including a full kitchen, two televisions, a DVD and a CD player, fireplaces, whirlpool tubs, and video game systems. Most properties offer guests a clubhouse (with an indoor or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. We manage all of our owned resorts, either directly or through a subcontract.

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

The Fountains — Orlando, Florida. This 54-acre resort is located on Lake Eve and is minutes away from Central Florida’s family attractions, including Walt Disney World®, SeaWorld® and Universal Studios®. Amenities include a clubhouse with a heated indoor/outdoor swimming pool, a pool bar, a massage room, steam and sauna rooms, a family activity room, a tennis court, a basketball court, and a resort style pool facility. When fully developed, we anticipate that the Fountains will include 746 units, as well as an on-site Domino’s Pizza® and a Benihana restaurant.

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

Louisiana

Bluegreen Club La Pension — New Orleans, Louisiana. This 64-unit resort is located in the French Quarter, just a few blocks from the Mississippi River. Many of the units feature balconies overlooking the French Quarter. The rooftop offers two sundecks with hot tubs and views of the French Quarter, river, and city.

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

Missouri

The Falls Village — Branson, Missouri. The Falls Village is located near the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars. Most resort guests come from areas within an eight to ten hour drive of Branson. When fully developed, we anticipate that this resort will include 275 units.

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

Bluegreen Wilderness Club at Long Creek Ranch — Ridgedale, Missouri. The Bluegreen Wilderness Club at Long Creek currently features 29 patio homes that overlook Table Rock Lake. These two- level, five bedroom homes feature two master bedrooms, whirlpool bath, walk-in closet, a media room, billiards table and gourmet kitchen, covered porch, and a 2-car garage. When fully developed, we anticipate that this resort will include 189 units.

Nevada

BG Club 36 — Las Vegas, Nevada. This 478-unit resort is located just off the Las Vegas Strip and features amenities including an indoor pool, outdoor sundeck, poolside bar, fitness center, and two on site restaurants. BG Club 36 features both one- and two-bedroom villas with Parisian Art Deco décor.

New Jersey

Bluegreen at Atlantic Palace — Atlantic City, New Jersey. This 31 story, 293 unit resort is situated on the Atlantic Ocean and the Atlantic City Boardwalk and features an outdoor pool, hot tub, game room, exercise room, steam room and sauna.

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

Harbour Lights— Myrtle Beach, South Carolina. Harbour Lights is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf courses and restaurants. The resort’s activities center overlooks the Intracoastal Waterway. When fully developed, we anticipate that this resort will include 318 units.

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

Shore Crest Vacation Villas I & II — North Myrtle Beach, South Carolina. Shore Crest Vacation Villas, consisting of two multi-storied towers and 240 units, is located on the beach in the Windy Hill section of North Myrtle Beach, a mile from the famous Barefoot Landing, featuring its restaurants, theaters, shops and outlet stores.

Tennessee

MountainLoft — Gatlinburg, Tennessee. MountainLoft is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee. Units are located in individual chalets or mid-rise villa buildings. Each unit is fully furnished with a whirlpool bath and private balconies and certain units include gas fireplaces. When fully developed, we anticipate that this resort will include 474 units.

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

Bluegreen Wilderness Traveler at Shenandoah — Gordonsville, Virginia. This property is located adjacent to our existing resort, Shenandoah Crossing. When completed, Wilderness Traveler at Shenandoah will provide Bluegreen Vacation Club members with a high quality vacation experience in the “great outdoors”. Accommodations will consist of cabins, luxury campsites for recreational vehicles and fully furnished climate-controlled platform tents, as well as outdoor-themed amenities and programs. When fully developed, we anticipate that this resort will include 147 units.

BG Patrick Henry Square – Williamsburg, Virginia. This 72 unit resort is located only ½ a block from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchen and colonial-inspired décor. Near by attractions include Busch Gardens® Williamsburg, and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions. When fully developed, we anticipate that this resort will include 351units.

Wisconsin

Christmas Mountain Village — Wisconsin Dells, Wisconsin. Christmas Mountain Village, offers a 27-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include horseback riding, tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools. This resort attracts customers primarily from the greater Chicago area and other locations within an eight to ten hour drive of Wisconsin Dells. When fully developed, we anticipate that this resort will include 309 units.

Bluegreen Odyssey Dells – Wisconsin Dells, Wisconsin. This seven acre resort is located adjacent to the 156 acre Mt. Olympus Resort Water and Theme Park (formerly known as Treasure Island Water and Theme Park Resort). When fully developed, we anticipate that this resort will include 100 units.

Aruba

La Cabana Beach & Racquet Club— Oranjestad, Aruba. La Cabana Beach & Racquet Club is a 449-suite oceanfront resort that offers one-, two-, and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include racquetball, squash, two pools and private beach cabanas, none of which are owned or managed by us.

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

Resort	Daytona SeaBreeze	The Hammocks at Marathon	The Fountains	Orlando’s Sunshine Resort	Casa del Mar Beach Resort

Location	Daytona Beach Shores, FL	Marathon, FL	Orlando, FL	Orlando, FL	Ormond Beach, FL

Year acquired (1)	2005	2003	2003	1997	2003
Number of vacation homes completed	80	58	475	90	43
Number of vacation homes under construction	—	—	96	—	—
Number of future vacation homes (2)	—	—	175	—	—
Total current and future vacation homes	80	58	746	90	43
Percentage of total current and future vacation homes sold(3)	86%	88%	57%	92%	94%
Estimated remaining life-of-project sales (in millions) (4)	$6.7	$8.2	$449.5	$5.9	$1.7

Resort	Grande Villas at World Golf Village	Solara Surfside Resort	Mountain Run at Boyne	The Falls Village	Bluegreen Wilderness Club at Big Cedar

Location	St. Augustine, FL	Surfside, FL	Boyne Falls, MI	Branson, MO	Ridgedale, MO

Year acquired (1)	2003	2001	2002	1997	2000
Number of vacation homes completed	152	58	104	164	294
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	—	111	30
Total current and future vacation homes	152	58	104	275	324
Percentage of total current and future vacation homes sold(3)	94%	77%	88%	55%	73%
Estimated remaining life-of-project sales (in millions) (4)	$7.8	$7.2	$7.5	$80.8	$111.5

Resort	Long Creek Ranch at Big Cedar	Atlantic Palace	BG Club 36	The Suites at Hershey	The Lodge Alley Inn

Location	Ridgedale, MO	Atlantic City, NJ	Las Vegas, NV	Hershey, PA	Charleston, SC

Year acquired (1)	2007	2008	2006	2004	1998
Number of vacation homes completed	29	288	478	79	90
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	160	—	—	—	—
Total current and future vacation homes	189	288	478	79	90
Percentage of total current and future vacation homes sold(3)	9%	94%	18%	84%	96%
Estimated remaining life-of-project sales (in millions) (4)	$368.4	$13.8	$371.8	$10.4	$2.7

Resort	Carolina Grande	Harbour Lights	Seaglass Tower	Shore Crest Vacation Villas	Mountain Loft

Location	Myrtle Beach, SC	Myrtle Beach, SC	Myrtle Beach, SC	Myrtle Beach, SC	Gatlinburg, TN

Year acquired (1)	2005	1997	2005	1996	1994
Number of vacation homes completed	118	240	144	240	284
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	78	—	—	190
Total current and future vacation homes	118	318	144	240	474
Percentage of total current and future vacation homes sold(3)	97%	73%	90%	96%	56%
Estimated remaining life-of-project sales (in millions) (4)	$3.4	$58.6	$9.4	$6.3	$203.6

Resort	Laurel Crest	Shenandoah Crossing	Bluegreen Wilderness Traveler at Shenandoah	BG Patrick Henry Square	Club La Pension

Location	Pigeon Forge, TN	Gordonsville, VA	Gordonsville, VA	Williamsburg, VA	New Orleans, LA

Year acquired (1)	1995	1997	2007	2006	2008
Number of vacation homes completed	152	262	36	72	64
Number of vacation homes under construction	—	—	31	—	—
Number of future vacation homes (2)	50	—	80	279	—
Total current and future vacation homes	202	262	147	351	64
Percentage of total current and future vacation homes sold (3)	67%	98%	16%	5%	72%
Estimated remaining life-of-project sales (in millions) (4)	$67.1	$3.9	$156.0	$548.3	$22.6

Resort	Christmas Mountain Village	Bluegreen Odyssey Dells	La Cabana Beach and Racquet Club

Location	Wisconsin Dells, WI	Wisconsin Dells, WI	Oranjestad, Aruba

Year acquired (1)	1997	2006	1997
Number of vacation homes completed	309	24	449
Number of vacation homes under construction	—	—	—
Number of future vacation homes (2)	—	76	—
Total current and future vacation homes	309	100	449
Percentage of total current and future vacation homes sold (3)	97%	19%	96%
Estimated remaining life-of-project sales (in millions) (4)	$5.2	$114.5	$14.2

(1)	Year that we first acquired the land to develop the resort or the year we first acquired existing VOIs at the resort, as applicable.

(2)

Number of vacation homes that can be developed at the resort in the future. We cannot provide any assurance that we will have the resources, or will decide to commence or complete the development of any of future vacation homes or that the resulting VOIs will be sold at favorable prices.

(3)

This is the portion of each resort that has been sold as of December 31, 2008, including sales made by prior owners of the resorts, if applicable. The unsold portion includes vacation homes that are either completed, under construction or subject to future development and may include VOIs that were sold and then reacquired through equity trade, receivable default or otherwise.

(4)

Estimated remaining life-of-project sales as of December 31, 2008, including both built and un-built units. This table excludes VOI inventory that we own at several non-owned resorts (“Miscellaneous Inventory”). The aggregate estimated remaining life-of-project sales for our Miscellaneous Inventory as of December 31, 2008 was $426.4 million or less than 14% of Bluegreen Resorts’ estimated remaining life-of-project sales. There is no assurance that we will realize the estimated remaining life-of-project sales.

We are also pursing growth in our sales and marketing, resort management, mortgage servicing, and title businesses by seeking opportunities to use our core competencies in these areas to generate fee income by providing these services to third-parties.

Bluegreen Communities

Described below are the communities with the most significant estimated remaining life-of-project sales marketed by Bluegreen Communities as of December 31, 2008.

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

Saddle Creek Forest— Magnolia, Texas. In January 2005, we acquired approximately 1,053 acres of land located near Houston, Texas in Montgomery County for $2.7 million. Saddle Creek Forest features 464 heavily wooded, private lake and creek-side homesites, ranging in size from one to five acres. General improvements on the homesites at Saddle Creek Forest being performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began sales of homesites at Saddle Creek Forest in August 2005. We also acquired 130 acres in April 2006 for $700,000 for a new section of Saddle Creek Forest.

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

SugarTree on the Brazos— Parker County, Texas. In November 2004, we acquired approximately 429 acres of land located near Fort Worth, Texas in Parker County, Texas for $4.3 million. This gated community is surrounded by a championship golf course (separately owned and operated) and is nestled along the shores of the Brazos River. Amenities at this community include a swimming center and clubhouse. General improvements on the homesites at SugarTree on the Brazos being performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began sales of homesites at this community in March 2005.

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

The following table provides additional information about significant Bluegreen Communities projects described above:

Community	Chapel Ridge	Mystic Shores	Lake Ridge at Joe Pool Lake	King Oaks

Location	Chatham County, NC	Canyon Lake, TX	Cedar Hill, TX	College Station, TX

Year acquired (1)	2004	1999	1994	2006
Total acreage	1,040	7,401	3,166	953
Number of homesites anticipated (2)	849	2,327	2,325	442
Percentage of anticipated homesites sold (3)	78%	99%	90%	31%
Estimated remaining life-of-project sales (in millions) (4)	$17.8	$2.1	$35.0	$20.5
Remaining inventory, at cost (in millions) (5)	$10.5	$0.3	$21.9	$8.0

Community	The Bridges at Preston Crossings	Saddle Creek Forest	Havenwood at Hunter’s Crossing	Vintage Oaks at the Vineyard

Location	Grayson County, TX	Magnolia, TX	New Braunfels, TX	New Braunfels, TX

Year acquired (1)	2006	2005	2005	2006
Total acreage	1,580	1,053	1,263	3,300
Number of homesites anticipated (2)	2,096	486	679	2,066
Percentage of anticipated homesites sold (3)	7%	94%	80%	20%
Estimated remaining life-of-project sales (in millions) (4)	$157.6	$3.9	$12.2	$123.2
Remaining inventory, at cost (in millions) (5)	$40.8	$2.5	$6.0	$31.8

Community	SugarTree on the Brazos	Sanctuary Cove at St. Andrews Sound

Location	Parker County, TX	Waverly, GA

Year acquired (1)	2004	2003
Total acreage	429	881
Number of homesites anticipated (2)	346	1,028
Percentage of anticipated homesites sold (3)	55%	72%
Estimated remaining life-of-project sales (in millions) (4)	$9.7	$64.5
Remaining inventory, at cost (in millions) (5)	$4.3	$29.3

(1)	Year that we first acquired the land to commence development of each community. Certain communities were acquired in phases.

(2)

Number of homesites anticipated within each community. We cannot provide any assurance that we will have the resources, or will decide, to develop such homesites at each community, that required platting and other approvals will be obtained to develop such homesites or that such homesites will be sold at favorable prices.

(3)	This is the percentage of anticipated homesites sold through December 31, 2008.

(4)

Estimated remaining life-of-project sales as of December 31, 2008. This table excludes additional projects currently being marketed by Bluegreen Communities with aggregate estimated remaining life-of-project sales as of December 31, 2008 of $9.8 million, or approximately 3%, of Bluegreen Communities total estimated remaining life-of-project sales. There is no assurance that we will realize the estimated remaining life-of-project sales.

(5)

Reflects net inventory carrying value, but excludes future development expenditures expected to be necessary to complete the communities. See also “Commitments”. This table excludes additional projects currently being marketed by Bluegreen Communities with an aggregate current carrying value of $5.1 million.

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

Historically, we also have purchased performance bonds in connection with the development of most of our communities in order to provide assurance to homesite buyers that construction of the community will be completed. While there is no assurance that performance bonds will be available, we believe that our ability to obtain such performance bonds assisted us in our pre-construction sales efforts.

We also have organized a real estate advisor services business and will be pursuing opportunities to use our core competencies to provide asset management, market research and other real estate consulting services to third-parties on a fee basis.

Acquisition of Bluegreen Resorts and Bluegreen Communities Inventory

As a result of our anticipated reduced sales levels, we believe that we have adequate timeshare and residential homesite inventory to satisfy our 2009 projected sales of real estate, as well as a number of years thereafter. Accordingly, we do not plan to acquire or significantly develop additional resorts or communities properties during 2009 or for a few years thereafter.

Marketing and Sale of Inventory

Bluegreen Resorts

Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs, including selling discount mini-vacations either face-to-face with consumers we meet in connection with various marketing alliances or through telemarketing methods (see further discussion of our marketing alliances below), placing marketing kiosks in retail locations and acquiring the right to market to prospective purchasers from third-party vendors. In addition to attracting new customers, we seek additional sales to existing VOI owners (“Owner Sales”), and referrals of prospective purchasers from existing VOI owners and others. Owner Sales involve relatively less marketing expense and typically result in relatively higher operating margins than sales through other marketing channels. Bluegreen Resorts sometimes provides hotel accommodations or accommodations in one of our resorts to prospective purchasers at reduced rates in exchange for their touring one of our resorts. To support our marketing and sales efforts, we have developed and work to continue to enhance our customer relationship management methods, techniques and computer software tools to track our VOI marketing and sales programs. We believe that this database will position us to focus our marketing and sales efforts to take advantage of, among other things, less costly marketing and referral opportunities.

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

On June 16, 2000, we entered into an exclusive, 10-year marketing agreement with Bass Pro, a privately-held retailer of fishing, marine, hunting, camping and sports gear. Bass Pro is an affiliate of Big Cedar (see Note 4). Pursuant to the agreement, we have the right to market our VOIs at each of Bass Pro’s national retail locations (we were in 52 of Bass Pro’s stores as of December 31, 2008), in Bass Pro’s catalogs and on its web site. We also have access to Bass Pro’s customer lists. In exchange for these services, we compensate Bass Pro based on the overall success of the marketing activities. The amount of compensation is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. No compensation was paid to Bass Pro on sales made by the Joint Venture. In 2006, 2007, and 2008, we recognized marketing compensation expense to Bass Pro of approximately $6.4 million, $6.6 million, and $6.1 million, respectively. In December 2007, the marketing agreement was amended to extend through January 1, 2015 and also requires us to make a non-interest bearing annual prepayment to Big Cedar on or before January 1 each year, which operates as an advance payment for anticipated commissions to be earned in the upcoming year. The annual prepayment will be equal to 100% of the estimated amount of commissions generated during the upcoming year, as determined by the us and Big Cedar, not to exceed $5,000,000. No additional commissions will be paid to Big Cedar during any year, until the annual prepayment for that year has been fully earned.

Our VOI resorts are staffed with sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are our employees. We sponsor ongoing training for our personnel. During the year ended December 31, 2008, total selling and marketing expense for Bluegreen Resorts was $275.4 million, or 64% of the division’s $428.0 million of sales.

It is our policy to require our sales staff to provide each VOI customer with a written disclosure statement regarding the VOI to be sold prior to the time the customer signs a purchase agreement. The purpose of this disclosure statement is to explain relevant information regarding VOI ownership at the resort and memberships in Bluegreen Vacation Club and, pursuant to our policies, the statement must be signed by every purchaser. After deciding to purchase a VOI, a purchaser enters into a purchase agreement and is required to pay us a deposit of at least 10% of the purchase price (see Note 1 and Note 2 of the Notes to Consolidated Financial Statements for a discussion of the impact of SFAS No. 152 on the calculations of the amount of the down payment for purposes of generally accepted accounting principles). Purchasers are entitled to cancel purchase agreements within required legal rescission periods after execution in accordance with statutory requirements. Substantially all VOI purchasers visit one of our sales offices prior to or at the time of purchasing.

During the year, as a result of the restructuring that has been previously described, we closed 11 of our 29 sales offices. See “Liquidity and Capital Resources” section in our Management Discussion and Analysis and Note 3 to our consolidated financial statements for more detail.

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

Bluegreen Communities utilizes a variety of marketing mediums, and those most widely used include internet advertising, consumer and broker outreach programs and billboards. In addition, we use our customer relationship management system, which we believe assists us in identifying prospects. Bluegreen Communities also conducts limited direct mail campaigns to market communities through the use of brochures describing available homesites. The success of our marketing efforts depends heavily on the knowledge and experience of our sales personnel. We conduct training programs, periodic sales meetings and site visits by our executive officers. The sales staff is evaluated against performance standards established by our executive officers. Substantially all of a sales representatives’ compensation is commission-based.

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

Customer Financing

General

Sales of VOIs accounted for 90% of our consolidated sales, and approximately 95% of our VOI customers utilized our financing during the year ended December 31, 2008. As a result of strategic initiatives implemented in the fourth quarter of 2008, we believe we have and will continue to realize a higher percentage of cash sales with our VOI customers (see “Liquidity and Capital Resource” for more details. For the past several years, the percentage of Bluegreen Communities customers who utilized our financing has been less than 1% of all homesite purchasers due to, among other things, a historic willingness on the part of banks to extend direct homesite financing to purchasers. Should bank financing of homesite purchases become less available to our consumers, we anticipate that we may need to provide financing to a greater percentage of Bluegreen Communities’ customers in order to consummate sales. If we choose to finance certain homesite sales, it could have an adverse effect on our cash flows.

We offer financing to our VOI customers of up to 90% of the purchase price of our VOIs. The typical financing extended by us on a VOI during the year ended December 31, 2008, provided for a term of 10 years and a fixed interest rate. In connection with our VOI sales within the Bluegreen Vacation Club, we deliver the property deed to the trustee of the vacation club on behalf of the purchasers and secure repayment of the purchaser’s obligation by obtaining a mortgage on the purchaser’s real estate-based VOI.

See “Industry Overview – The Consumer” more information about the demographic profile of our typical customer.See “Sale of Receivables/Pledging of Receivables,” below, for information regarding our receivable financing activities.

Loan Underwriting

Bluegreen Resorts

Historically, our VOI financing was not subject to any significant loan underwriting criteria and no FICO® score was obtained prior to extending credit, characteristics typically associated with subprime loans. Instead, customer financing on sales of VOIs typically only required the following: (1) receipt of a minimum down payment of 10% of the purchase price; (2) a note and mortgage (or deed of trust); and, (3) other closing documents between the purchaser and ourselves. We also currently encourage purchasers to opt for a loan term of 5 or 7 years by offering a lower interest rate.

Based on a review conducted in October 2008, the range of Fair Isaac Corporation (“FICO®”) scores of our entire portfolio of originated and serviced VOI receivables for those consumers with known FICO® scores as of that date were as follows:

FICO® Score	Percentage of originated and serviced VOI receivables

Below 620	30.4%
Between 620 and 700	31.1%
Above 700	38.5%

Effective December 15, 2008, in addition to the policies outlined in the preceding paragraph, we implemented a formal FICO® score based credit underwriting program at the point of sale as a means of determining the amount and terms of Bluegreen financing that we will offer, if any, to a VOI purchaser. As a result, we believe that the FICO® score stratification of our portfolio will improve over time.

We encourage purchasers to make higher down payments in return for a lower interest rate. In addition, purchasers who do not elect to participate in our pre-authorized checking payment plan are charged interest at a rate which is

1% greater than the otherwise prevailing rate, where allowed by applicable laws and regulations. As of December 31, 2008, approximately 83% of our VOI notes receivable serviced were on our pre-authorized payment plan.

Effective November 1, 2008, we increased our interest rates offered on new loans by at least 100 basis points in each of our VOI finance programs. We believe that the weighted-average interest rate on our portfolio will also increase over time.

The weighted-average interest rate on our owned notes receivable by division was as follows:

	As of December 31,

Division	2007	2008

Bluegreen Resorts	13.9%	14.4%
Bluegreen Communities	12.1%	10.1%
Consolidated	13.8%	14.4%

Bluegreen Communities

At Bluegreen Communities, we have established loan underwriting criteria and procedures designed to reduce credit losses. The loan underwriting process undertaken by our credit department may include reviewing the applicant’s credit history and credit score, verifying employment and income as well as calculating certain debt-to-income ratios. The primary focus of our underwriting review is to determine the applicant’s ability to repay the loan in accordance with its terms.

Collection Policies

Bluegreen Resorts

Financed sales of VOIs sold through the Bluegreen Vacation Club typically are effected using a note and mortgage arrangement. Collection efforts in substantially all cases and delinquency information concerning Bluegreen Resorts’ notes receivables are managed at our corporate headquarters. A staff of experienced collectors, assisted by a mortgage collection computer system, handles servicing of the division’s receivables. Our collectors are incentivized through a performance-based compensation program. We generally make collection efforts to customers by mail and by telephone. Telephone contact generally commences when an account is 16 days past due. Effective March 2, 2009, collection efforts via telephone contact may commence by us when an account is as few as 10 days past due rather than the 16 days past due that was in effect during 2008. A 30-day collection letter is sent to U.S. residents advising the customer that if the loan is not brought current, the delinquency will be reported to the credit reporting agencies. At 60 days delinquent, we send a lockout letter, return receipt requested, to the customer advising that they cannot make any future reservations for lodging at a resort. If the delinquency continues, at 90 days past due, we stop the accrual of, and reverse previously accrued, but unpaid, interest on the note receivable and mail a “Notice of Intent to Cancel Membership”, return receipt requested, which informs the customer that unless the delinquency is cured within 30 days, we will terminate the customer’s VOI ownership. If the customer fails to respond to the correspondence within the given timeframe, the loan will be defaulted and the customer’s VOI terminated. At approximately 120 days delinquent, we send a final “Termination Letter”, return receipt requested. In certain limited circumstances the account may be reviewed by the collection manager to determine if additional correspondence should be sent offering repayment options. If the customer does not enter into a payment arrangement, then the customer’s VOI ownership is terminated as herein described; thereafter, we seek to resell the VOI to a new purchaser. Historically, we have typically not sought to collect a deficiency on defaulted promissory notes.

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

Loan Loss Reserves

The following table summarizes our allowance for loan losses by division as of December 31, 2006, 2007 and 2008:

	Bluegreen Resorts	Bluegreen Communities	Other	Total

December 31, 2006:
Notes receivable	$150,649	$6,915	$186	$157,750
Allowance for loan losses	(13,140)	(173)	(186)	(13,499)

Notes receivable, net	$137,509	$6,742	$—	$144,251

Allowance as a % of gross notes receivable	9%	3%	100%	9%

December 31, 2007:
Notes receivable	$172,787	$5,336	$—	$178,123
Allowance for loan losses	(17,196)	(262)	—	(17,458)

Notes receivable, net	$155,591	$5,074	$—	$160,665

Allowance as a % of gross notes receivable	10%	5%	0%	10%

December 31, 2008:
Notes receivable	$388,014	$4,659	$—	$392,673
Allowance for loan losses	(51,785)	(244)	—	(52,029)

Notes receivable, net	$336,229	$4,415	$—	$340,644

Allowance as a % of gross notes receivable	13%	5%	0%	13%

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

We believe that unemployment in the United States and economic conditions in general will continue to adversely impact the performance of our notes receivable portfolio. We also believe, however, that our newly implemented credit underwriting standards on new loan originations and increasing customer equity in the existing loan portfolio will have a favorable impact on the performance of the portfolio over time.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable, typically soon after default and at little or no cost. In cases where Bluegreen has retained ownership of the vacation ownership note receivable, the VOI is reacquired and resold in the normal course of business, partially mitigating the loss from the default. Typically, these recoveries range from approximately 40% to 100% of the defaulted principle balance depending on the age of the receivable at default. We may, but are not obligated to, remarket the defaulted VOI on behalf of the note holder in exchange for a remarketing fee designed to approximate our sales and marketing costs.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about the performance of our notes receivable portfolio.

Sales of Receivables/Pledging of Receivables

During the years ended December 31, 2006, 2007, and 2008, all of our notes receivable sold and the majority of our notes receivable pledged consisted of notes receivable generated by Bluegreen Resorts.

From 1986 through 2008, we sold or pledged a significant amount of our receivables, generally retaining the right and obligation to service such receivables. In the case of Bluegreen Communities’ receivables pledged to a financial institution, we generally must maintain a debt-to-eligible collateral rate (based on the outstanding principal balance of the pledged loans) of 85% to 90%. We are obligated to pledge additional eligible receivables or make additional principal payments in order to maintain this collateralization rate.

Historically we have maintained various vacation ownership receivables purchase facilities with financial institutions. Our ability to sell and/or borrow against our notes receivable from VOI buyers has been a critical factor in our continued liquidity. The vacation ownership business involves making sales of a vacation product pursuant to which a financed buyer is only required to pay a minimum of 10% of the purchase price up front, yet selling, marketing and administrative expenses are primarily cash expenses, which, in our case for the year ended December 31, 2008, approximated 70% of sales. Accordingly, having facilities for the sale and hypothecation of these vacation ownership receivables has been a critical factor to our meeting our short- and long-term cash needs. See “Liquidity and Capital Resources” for further discussion of these factors in light of the current conditions in the commercial credit markets.

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

A portion of our revenues historically has been comprised of gains on sales of notes receivable. The gains are recorded on our consolidated statement of operations and the related retained interests in the notes receivable sold are recorded on our consolidated balance sheet at the time of sale. The amount of gains recognized and the fair value of the retained interests recorded are based in part on management’s best estimates of future prepayment rates, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest income would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or loss severity rates discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates which we are unable to mitigate through the purchase of certain defaulted loans, or substitution thereof, for new notes receivable) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors were paid or the regular payment formula was resumed. In addition, from time to time, we may agree to defer receiving all or a portion of our deferred payment on certain of our retained interests in notes receivable sold to maintain acceptable ratings from third party rating agencies. Also, as market conditions change, the discount rates that we use to value our retained interests in notes receivable sold may change.

We have historically chosen to monetize our receivables through various facilities and through periodic term securitization transactions, as these arrangements provided us with cash inflows at competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have historically generated gains on our income statement on a periodic basis, which would not be realized under a traditional financing arrangement. Although sales of our receivables pursuant to vacation ownership receivables purchase facilities have historically been deemed “true sales” from a legal perspective, the accounting for such transactions could be either as off-balance sheet sales or as on-balance sheet borrowings, depending on the structure of the particular transaction. In our disclosures with respect to each vacation ownership receivables purchase facility, we indicate how these transactions are treated for accounting purposes. In July 2008, we determined that we would account for future receivable financing transactions as on-balance sheet borrowings for the foreseeable future. Recently, the term securitization market has had minimal activity and there can be no assurances that these types of transactions will be available in the future at acceptable cost, if at all.

During the year ended December 31, 2008, we recognized an other-than-temporary decrease of approximately $5.0 million in the fair market value of our retained interest in VOI notes receivable. The overall decrease in the value of our retained interests in VOI notes receivable in 2008 reflects an increase in the discount rates applied to estimated future cash flows on our retained interests as a result of the overall increase in return required by investors in our securitization transactions due to the deteriorating credit market in 2008. If the credit market worsens, or if the situations described above in the previous paragraph were to occur, it could cause a decline in the fair value of the retained interests and a charge to earnings. There is no assurance that the carrying value of our retained interests in notes receivable sold will be fully realized or that future loan sales will be consummated or, if consummated, result in gains. See “VOI Receivables Purchase Facilities – Off Balance Sheet Arrangements,” below.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, terminating a membership in our vacation club in the event that defaults are not remedied, and performing other administrative duties. Our obligation to service the receivables and our right to collect fees for a given pool of receivables are set forth in a servicing agreement. We have the obligation and right to service all of the receivables we originate and have retained the obligation and right with respect to the receivables we have sold under any of our vacation ownership receivable purchase facilities to date, although in certain circumstances the purchasers may elect to appoint a new servicer. We typically receive an annual servicing fee of approximately 1.5% to 2.0% of the principal balance of the loans serviced on behalf of others. During the years ended December 31, 2006, 2007, and 2008, we recognized aggregate servicing fee income of $7.0 million, $8.7 million, and $9.4 million, respectively.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex federal, state, and local governmental regulation. We are subject to various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision, marketing and sale of real estate and VOIs and various aspects of our financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity. In addition to the laws applicable to our customer financing and other operations discussed below, we are or may be subject to the Fair Housing Act and various other federal statutes and regulations. We are also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba. In addition, there can be no assurance that in the future, VOIs will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on us. There is no assurance that the cost of complying with applicable laws and regulations will not be significant or that we are in compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on us. See “Item 1A – Risk Factors” for a description of risks with respect to regulatory compliance and “Item 3 – Legal Proceedings” for a description of pending regulatory action.

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

Our vacation ownership resorts are subject to various regulatory requirements including state and local approvals. The laws of most states require us to file a detailed offering statement describing our business and all material aspects of the project and sale of VOIs with a designated state authority. Laws in each state where we sell VOIs generally grant the purchaser of a VOI the right to cancel a contract of purchase at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by us. Most states have other laws that regulate our activities, including: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and, labor laws. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Under these laws, we may be required to pay for repairs to the developed property. As required by state laws, we seek to provide our VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser’s rights and obligations as a VOI owner. The development, management, and operation of our resorts are subject to various federal, state and local laws and regulations, including the Americans with Disabilities Act.

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

Our customer financing activities are also subject to extensive regulation, which may include but are not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws, among others.

During the year ended December 31, 2008, approximately 21% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 10% of our VOI sales during the year ended December 31, 2008, were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. We attempt to monitor the actions and compliance of these third parties but there are risks associated with their use. In recent years, state regulators have increased legislation and enforcement regarding telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission has implemented national “do not call” legislation. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse impacts from this heightened telemarketing legislation and enforcement has been and will continue to be mitigated in some instances by the use of “permission marketing” techniques, whereby prospective purchasers have granted us permission to contact them in the future. We have implemented procedures which we believe will help reduce the possibility that individuals who have formally requested to the applicable federal or state regulators that they be placed on a “do not call” list are not contacted through one of our in-house or third-party contracted telemarketing operations, although there can be no assurance that such procedures will be effective in ensuring regulatory compliance. These measures have increased and are expected to continue to increase our marketing costs. Through December 31, 2008, we have not been subject to any material fines or penalties as a result of our telemarketing operations but from time to time we have been the subject of proceedings for violation of the “do not call” laws and for violation of state laws applicable to the marketing and sale of VOIs. There is no assurance that we will be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or that we will be able to develop alternative sources of prospective purchasers of our VOI products at acceptable costs.

Competition

Bluegreen Resorts competes with various high profile and well-established operators, many of which have greater liquidity and financial resources. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts. In addition to competing for sales leads and prospects, we compete with other VOI developers for marketing, sales, and resort management personnel. Bluegreen Communities competes with builders, developers and others for the acquisition of property and with local, regional and national developers, homebuilders and others with respect to the sale of homesites. We will compete with others on the basis of our reputation and the price, location and quality of the products we offer for sale.

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

Personnel

As of December 31, 2008, we had 3,369 employees who continued to provide services in 2009. Of this amount 412 were located at our headquarters in Boca Raton, Florida, and 2,957 in regional field offices throughout the United States and Aruba (the field personnel include 220 field employees supporting Bluegreen Communities and 2,737 field employees supporting Bluegreen Resorts). Less than five employees in New Jersey are represented by a collective bargaining unit. We believe that our relations with our employees are satisfactory.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 1, 2009:

Name	Age	Position

John M. Maloney, Jr.	47	President and Chief Executive Officer

Daniel C. Koscher	51	Senior Vice President; President and Chief Executive Officer of Bluegreen Communities

Anthony M. Puleo	40	Senior Vice President, Chief Financial Officer and Treasurer

David L. Pontius	53	Senior Vice President; President, Bluegreen Management Services

David Bidgood	51	Senior Vice President; President, Bluegreen Resorts Field Sales & Marketing

Susan J. Saturday	49	Senior Vice President and Chief Human Resources Officer

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

David L. Pontius joined us in 2007 as Senior Vice President and President, Bluegreen Resorts. In December 2008 Mr. Pontius was appointed President of Resorts Management Services. From 2002-2007, Mr. Pontius worked at Wyndham Vacation Ownership, Inc. and its sister company RCI Global Vacation Network (RCI). From 2006-2007, he served as Executive Vice President, Hospitality, Strategic Planning and Chief Customer Officer at Wyndham Vacation Ownership. From 2002-2006, Mr. Pontius served as President and CEO of RCI North America. From 1996-2002, Mr. Pontius served in positions of increasing responsibilities at Hilton Grand Vacations where he finished as Senior Vice President of Operations. From 1992-1996, Mr. Pontius served as Chief Operating Officer of Vacation Internationale, one of the pioneer companies in timesharing and points-based clubs.

David Bidgood joined us in 1997 as Vice President for Bluegreen’s Midwest Region and the Senior Vice President for the Midwest and Tennessee Region with Bluegreen’s acquisition of RDI. In December 2000, Mr. Bidgood was promoted to Senior Vice President, National Sales Director Bluegreen Resorts Division. In 2007, Mr. Bidgood was promoted to Executive Vice President of National Sales and Marketing and became an officer of Bluegreen Corporation. In December 2008, Mr. Bidgood was appointed President, Bluegreen Resorts Field Sales & Marketing. Prior to joining Bluegreen, Mr. Bidgood held a variety of positions and has been involved in all aspects of resort development.

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

The state of the economy, generally, interest rates and the availability of financing will affect our ability to market VOIs and residential homesites.

Our business has been adversely affected by unfavorable general economic and industry conditions, including the effects of weak domestic and world economies, rising unemployment and job insecurity, housing values and availability of financing, and geopolitical conflicts. If such conditions continue, or deteriorate further, our business would be adversely impacted. Any such economic conditions, including a recession, may also adversely affect the future availability of financing for us or for our customers and may materially adversely affect our results. Furthermore, changes in general economic conditions may adversely affect our ability to collect our notes receivable from our customers. Because our operations are conducted mainly within the vacation ownership industry, any adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, continued disruptions in the credit markets and unavailability of financing, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on our business.

We would incur substantial losses if the customers we finance default on their obligations.

Historically, we have not performed credit checks and only recently have begun obtaining FICO® scores of the purchasers of our VOIs at the time of sale in connection with our financing of their purchases. From time to time we obtained FICO® scores on the overall VOI portfolio originated by us and are aware that a significant portion of the vacation ownership customers we financed are considered “sub-prime borrowers.” Based on a review conducted in October 2008, approximately 30.4% of VOI borrowers in our serviced loan portfolio had a FICO® score below 620. Effective December 15, 2008, we implemented a formal FICO® score based credit underwriting program. Conditions in the mortgage industry, including both credit sources as well as borrowers’ financial profiles, have been deteriorating. If default rates for our borrowers were to rise further, it may require an increase in the provision for loan losses and an impairment of the value of our retained interests in notes receivable sold. In addition, it may cause buyers of, or lenders whose loans are secured by, our VOI notes receivable to reduce the amount of availability under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and we may not be able to secure financing on terms acceptable to us, if at all, which would adversely affect our earnings, financial position and liquidity.

As of December 31, 2008, approximately 5.7% of our vacation ownership receivables and approximately 10.7% of residential land receivables which we held or which third parties held under sales transactions were more than 30 days past due. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, we have generally not pursued such recourse against our customers. In the case of our VOI receivables, if we are unable to collect the defaulted amount, we traditionally have terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling and administrative costs associated with the original sale, and we would have to incur such costs again to resell the VOI or homesite.

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

We offer financing of up to 90% of the purchase price to purchasers of our VOIs and homesites. Approximately 95% of our VOI customers and approximately 1% of our homesite customers utilized our in-house financing during the year ended December 31, 2008. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the down payment we receive at the time of the sale. Accordingly, our ability to borrow against or sell the notes receivable we receive from our customers has been a critical factor in our continued liquidity. We have also been a party to a number of customary securitization-type transactions under which we sell receivables to a wholly-owned special purpose entity which, in turn, sells the receivables to a trust established for the transaction. We typically recognized gains on the sale of receivables and such gains have comprised a significant portion of our income. In 2008, the markets for notes receivable facilities and receivable securitization transactions were negatively impacted by problems in the residential mortgage markets and credit markets in general and an associated reduction in liquidity which resulted in reduced availability of financing and less favorable pricing. If our pledged receivables facilities terminate or expire and we are unable to replace them with comparable facilities, or if we are unable to continue to participate in securitization-type transactions on acceptable terms, our liquidity, cash flow, and profitability would be materially and adversely affected. If any of our current facilities terminate or expire, there is no assurance that we will be able to negotiate the pledge or sale of our notes receivable at favorable rates, or at all.

Historically we depend on additional funding to finance our operations. The material deterioration in the credit markets has had and could continue to adversely affect our liquidity and earnings.

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

In recent months, there have been unprecedented disruptions in the credit markets, which has made obtaining additional and replacement external sources of liquidity more difficult and more costly. The term securitization market has been virtually non-existent, and, as a result, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry have announced that they will be either be exiting the finance business or will not be entering into new financing commitments for the foreseeable future, including certain of our lenders, such as Textron Financial Corporation, although such lenders continue to honor existing commitments. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been generally unavailable.

We have approximately $100 million of indebtedness which becomes due during 2009. Historically, much of this debt has been renewed or refinanced in the ordinary course of business; however, if we are unable to renew, extend or refinance this debt our liquidity would be adversely impacted.

Given the deterioration of the credit markets, we have implemented strategic initiatives that will reduce sales and will focus on activities that generate cash and profits without requiring material support from the credit markets. While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, our business and profitability will depend on such availability.

In the fourth quarter of 2008, we made a decision to implement certain strategic initiatives in order to better position our operations for a prolonged downturn in the commercial credit markets. We intend to continue to monitor our results as well as the external environment and to adjust our strategies to the extent possible to achieve our goals. The ongoing goals of our strategic initiatives are to conserve cash and enhance our financial position by:

•	Significantly reducing our Resorts sales operations in an effort to match our sales pace to our liquidity and known receivable capacity, to the extent possible;

•	Emphasizing cash-based business in our sales, resort management and finance operations;

•	Minimizing from the cash requirements of Bluegreen Communities, to the extent possible;

•	Reducing overhead and increasing efficiency;

•	Minimizing capital spending;

•	Working with our lenders to renew, extend, or refinance our credit facilities.

•	Maintaining compliance under our outstanding indebtedness.

•	Continuing to provide what we believe to be a high level of quality vacation experiences and customer service to our VOI owners.

We believe that the successful implementation of the above strategic initiatives and future adjustments that we may make from time to time as we monitor our progress in achieving our goals, will enhance our financial position.

We have certain debt facilities maturing or requiring partial repayment in 2009, as well as certain facilities for which the advance period has or will expire. We believe that the implementation of our strategic initiatives has positioned us to best address these matters with our lenders.

Continued declines in the Company’s common stock price may result in the delisting of its common stock from the New York Stock Exchange.

The Company’s common stock currently trades on the New York Stock Exchange. Like most other companies, the trading price of the Company’s common stock has recently experienced a substantial decline. Previously, a listed company would be deemed to be below compliance with the continued listing standards of the New York Stock Exchange if, among other things, the listed company’s average closing price was less than $1.00 over a consecutive 30 trading day period or the listed company’s average market capitalization was less than $25 million over a consecutive 30 trading day period. As a result of the ongoing turmoil in the economy generally, the New York Stock Exchange has modified its continued listing standards to suspend, until June 30, 2009, the $1.00 minimum price requirement and to lower, until June 30, 2009, the average market capitalization requirement from $25 million to $15 million.

If the Company does not meet the requirements for continued listing, then the Company’s common stock will be delisted from the New York Stock Exchange. In such case, the Company would attempt to cause its common stock to be eligible for quotation on the OTC Bulletin Board. However, the trading price of the Company’s common stock would likely be adversely impacted, it may become more difficult for the holders of the Company’s common stock to sell or purchase shares of the Company’s common stock, and it may become more difficult for the Company to raise capital, which, in the event additional capital is required to operate the Company’s business, could materially and adversely impact the Company’s business, prospects, financial condition and results of operations.

Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

A portion of our revenue historically has been comprised of gains on sales of notes receivable in off-balance sheet arrangements. The amount of any gains recognized and the fair value of the retained interests recorded were based in part on management’s best estimates of future prepayment, default and loss severity rates, discount rates and other considerations in light of then-current conditions. Our results of operations and financial condition could be adversely affected if, among other things:

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

Our future success depends on our ability to market our products successfully and efficiently.

We compete for customers with other hotel and resort properties and vacation ownership resorts. While in the short term we have made a decision to limit sales and reduce cash requirements, in the long run, the identification of sales prospects and leads, and the marketing of our products to them are essential to our success. We have incurred and will continue to incur the expenses associated with marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to a sufficient number of sales, we may be unable to recover the expense of our marketing programs and systems and our business would be adversely affected.

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

A continued deterioration of the economy in general or the market for residential land or VOIs would have a material adverse effect on our business. The housing market is currently experiencing a significant correction, the depth and duration of which are as yet unknown. Further, many economists and financial analysts, as well as the media in general, are concerned that a general economic recession has begun in the United States. Both of these circumstances have exerted pressure upon our Bluegreen Communities division and may materially impact the operations of Bluegreen Resorts in the near term.

The availability of land at favorable prices for the development of our Bluegreen Resorts and Bluegreen Communities real estate projects is critical to our profitability and the ability to cover our significant selling, general and administrative expenses, cost of capital and other expenses while we believe that the property we have purchased will generate appropriate margins, land prices have fallen significantly and the projects we bought in the last several years may have been bought at higher price levels than available in the current market. If we are unable to acquire such land or, in the case of Bluegreen Resorts, resort properties, at a favorable cost, it could have an adverse impact on our results of operations.

The profitability of our real estate development activities is also impacting the cost of construction materials and services. Should the cost of construction materials and services rise, the ultimate cost of our Bluegreen Resorts’ and Bluegreen Communities’ inventories under development could increase and have a material, adverse impact on our results of operations.

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

The federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations that affect the manner in which we market and sell VOIs and homesites and conduct our other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs and homesites. Many states, including Florida and South Carolina, where some of our resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina. In June 2006, South Carolina enacted the “Time Sharing Transaction Procedures Act” which, among other things, further clarified the process that must be followed in the sale and purchase of timeshare interests. Most states also have other laws that regulate our activities, such as:

•	timeshare project registration laws;

•	real estate licensure laws;

•	mortgage licensure laws;

•	sellers of travel licensure laws;

•	anti-fraud laws;

•	consumer protection laws;

•	telemarketing laws;

•	prize, gift and sweepstakes laws; and

•	consumer credit laws.

We currently are authorized to market and sell VOIs and homesites in all states in which our operations are currently conducted. If our agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew our licenses, render our sales contracts void or voidable, or impose fines on us based on past activities. See “Item 3 – Legal Proceedings”.

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

Our principal executive office is located in Boca Raton, Florida in approximately 148,290 square feet of leased space. On December 31, 2008, we also maintained sales offices at 18 of our resorts. In addition we maintain four regional sales/administrative offices for the Communities Division. For a further description of our resort and communities properties, please see “Item 1. Business — Company Products.”

Item 3.	LEGAL PROCEEDINGS.

Bluegreen Resorts

Shore Crest Claim

In Shore Crest Vacation Villas II Owners Association, Inc., Bluegreen Corporation vs. Welbro Constructors, S.C., Inc. et al. Case No.: 04-CP-26-500 and Shore Crest Vacation Villas Owners Association, Inc., Bluegreen Vacations Unlimited, Inc., as successor to Patten Resorts, Inc. and as successor to Bluegreen Resorts, Inc. vs. Welbro Constructors Inc. et al. Case No. 04-CP-26-499, we sought to recover from the general contractor and others, costs associated with the repair of construction defects at our Shore Crest Vacation Villas resort in South Carolina, including deficiencies in exterior insulating and finishing systems that have resulted in water intrusion. On October 15, 2008, this matter was settled with the general contractor and other defendants collectively agreeing to pay $4.6 million. Bluegreen received the full amount of the settlement, in 2009 and is holding this amount as restricted cash, pending completion of the repairs. As of December 31, 2008, Bluegreen had accrued $1.5 million related to this matter to cover Bluegreen’s estimated share of the final total cost of correcting the construction deficiencies at this project.

Missouri Attorney General Investigation

By letter dated April 3, 2008, the Attorney General (“AG”) of Missouri advised us that, between early 2005 and that date, the AG had received ninety-six consumer complaints and was investigating the practices alleged. In its letter, the AG alleged, among other things, that we violated the Missouri Merchandising Practices Act, Chapter 407 of the Revised Statutes of Missouri (the “Missouri Act”). Since the date of that original letter, additional consumer complaints were added bringing the total number to 112. By letter agreement dated February 16, 2009, this matter was settled with Bluegreen agreeing to contribute approximately $215,000, which was accrued at December 31, 2008, to a fund established with the AG to provide refunds to certain eligible individuals and payment of $5,000 towards the Attorney General’s investigation costs. All amounts accrued as of December 31, 2008 have been subsequently paid in 2009.

Kelly Fair Labor Standards Act Lawsuit

In Cause No. 08-cv-401-bbc, styled Steven Craig Kelly and Jack Clark, individually and on behalf of others similarly situated v. Bluegreen Corporation, in the United States District Court for the Western District of Wisconsin, two former sales representatives brought on July 28, 2008, a lawsuit in the Western District of Wisconsin on behalf of themselves and putative class members who are or were employed by us as sales associates and compensated on a commission-only basis. Plaintiffs claim that we violated the Fair Labor Standards Act (“FLSA”), and that they and the collective class are or were covered, non-exempt employees under federal wage and hour laws, and are entitled to minimum wage and overtime pay consistent with the FLSA. In the complaint, Plaintiffs seek unpaid compensation (minimum wage and overtime), liquidated damages, interest, costs, attorneys’ fees and other legal and equitable relief as the Court deems just and proper. In February of 2009, the Court granted conditional class certification to the Plaintiffs.

Pennsylvania Attorney General Lawsuit

On October 28, 2008, in Cause No. 479 M.D. 2008, styled Commonwealth of Pennsylvania Acting by Attorney General Thomas W. Corbett, Jr. v. Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc., Commonwealth Court of Pennsylvania, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit alleges that we have used, or are using, sales and marketing methods or practices that are unlawful under Pennsylvania law and seeks a permanent injunction preventing us from using such methods and practices in the future. The lawsuit also seeks civil penalties against us and restitution on behalf of Pennsylvania consumers who may have suffered losses as a result of the alleged unlawful sales and marketing methods and practices. The lawsuit does not seek to permanently restrain us or any of our affiliates from doing business in the Commonwealth of Pennsylvania. While there is no assurance that a resolution will be reached, the parties are currently engaged in negotiations to resolve this litigation. Based on discussions with the Attorney General’s office to date, we do not believe that the resolution of this matter will have any material impact on our results of operations or financial position.

Bluegreen Communities

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The Court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor. Therefore, as a result, the Appellate Court determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach any fiduciary duty to the Plaintiffs as an executive rights holder. As a result of this decision, there are no damages or attorney’s fees owed to the Plaintiffs. It is unknown whether Plaintiffs will file an appeal to the Supreme Court of Texas. As of December 31, 2008, we had accrued $1.5 million in connection with the issues raised related to the mineral rights claims.

Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al.; in the 67th Judicial District Court of Tarrant County, Texas. Southwest continues to investigate reasons for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.4 million, which was accrued as of December 31, 2008. Additional claims may be pursued in the future in connection with these matters, and it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

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

Price Range			Price Range

Year Ended December 31, 2007	High	Low	Year Ended December 31, 2008	High	Low

First Quarter	$13.10	$11.07	First Quarter	$9.31	$6.19
Second Quarter	12.64	10.94	Second Quarter	7.65	5.96
Third Quarter	12.22	7.02	Third Quarter	12.04	6.07
Fourth Quarter	8.30	6.26	Fourth Quarter	6.57	1.54

Shareholder Return Performance Graph

The following graph assumes an investment of $100 on December 31, 2003 and thereafter compares the yearly percentage change in cumulative total return to our shareholders with an industry peer group consisting of Marriott International Inc., Starwood Hotels and Resorts Worldwide, Inc., Wyndham Worldwide Corporation, and Silverleaf Resorts (“Peer Group”) and a broad market index (the S&P 500). The graph shows performance on a total return (dividend reinvestment) basis. The graph lines connect fiscal year-end dates and do not reflect fluctuations between those dates.

	2003	2004	2005	2006	2007	2008

Bluegreen Corporation	$100.00	$317.77	$253.21	$205.61	$115.23	$50.16
S & P 500	100.00	110.87	116.30	134.65	142.07	89.51
Peer Group	100.00	148.36	161.70	214.05	154.92	73.61

There were approximately 874 record holders of our common stock as of March 1, 2009. The number of record holders does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other entities.

We did not pay any cash or stock dividends during the years ended December 31, 2007 and 2008. Our Board of Directors may consider the possibility of paying cash dividends at some point in the future. However, any decision by our Board to pay dividends will be based on our cash position, operating and capital needs and the restrictions discussed below, and there is no assurance that we will pay cash dividends in the foreseeable future. The terms of certain of our credit facilities may, in certain instances, limit the payment of cash dividends on our common stock and our ability to repurchase shares.

From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of December 31, 2008, there were 694,500 shares remaining for purchase under our current repurchase program; however, we have no present plans to acquire these remaining shares in the foreseeable future.

Our shareholders have approved all of our equity compensation plans, which consist of our 1995 Stock Incentive Plan, our 1988 Outside Directors’ Stock Option Plan, our 1998 Non-Employee Director Stock Option Plan, our 2005 Stock Incentive Plan and our 2008 Stock Incentive Plan. As of December 31, 2008, only the 2008 Stock Incentive Plan had securities available for future issuance. Information about securities authorized for issuance under our equity compensation plans as of December 31, 2008, is as follows (in thousands, except per option data):

Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Stock Options)

2,709	$9.91	2,076

Item 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Annual Report (dollars in thousands, except per share data).

	For the Years Ended December 31,

	2004	2005	2006	2007	2008

Statement of Operations Data
Sales of real estate	$502,408	$550,335	$568,991	$579,380	$475,030
Other resort and communities operations revenues	66,409	73,797	61,753	67,411	69,182
Interest income	35,939	34,798	40,765	44,703	57,831
Sales of notes receivable (3)	25,972	25,226	—	—	—

Total revenues	630,728	684,156	671,509	691,494	602,043

Income before income taxes, minority interest and cumulative effect of change in accounting principle(3)	73,266	80,532	62,491	59,214	7,345

Income (loss) before cumulative effect of change in accounting principle(3)	42,559	46,551	34,311	31,926	(516)
Net income (loss) (4)	$42,559	$46,551	$29,817	$31,926	$(516)

Earnings (loss) per share before cumulative effect of change in accounting principle (3):
Basic	$1.62	$1.53	$1.12	$1.03	$(0.02)
Diluted	$1.43	$1.49	$1.10	$1.02	$(0.02)

Earnings (loss) per common share:
Basic	$1.62	$1.53	$0.98	$1.03	$(0.02)
Diluted	$1.43	$1.49	$0.96	$1.02	$(0.02)

	As of the Years Ended December 31,

	2004	2005	2006	2007	2008

Balance Sheet Data:
Notes receivable, net	$152,051	$127,783	$144,251	$160,665	$340,644
Inventory, net	205,352	240,969	349,333	434,968	503,269
Total assets	658,411	694,243	854,212	1,039,578	1,193,507
Shareholders’ equity	261,066	313,666	353,023	385,108	382,467
Book value per common share	$8.63	$10.31	$11.44	$12.34	$12.24

Selected Operating Data:
Weighted-average interest rate on notes receivable at period end	14%	15%	14%	14%	14%

Bluegreen Resorts statistics:

VOI sales (3)	$310,608	$358,240	$404,950	$450,163	$428,010
Gross margin on VOI sales	76%	78%	78%	75%	77%
Field operating profit (1)	$50,876	$59,578	$54,310	$62,890	$46,999
Number of Vacation Club resorts at period end	36	43	43	45	50
Number of VOI sale transactions (2)	31,574	37,605	41,097	42,768	44,224

Bluegreen Communities statistics:

Homesite sales	$191,800	$192,095	$164,041	$129,217	$47,020
Gross margin on homesite sales	45%	48%	45%	48%	33%
Field operating profit (loss) (1)	$37,722	$47,227	$35,824	$23,633	$(3,562)
Number of homesites sold (2)	2,765	2,287	1,750	1,301	442

(1)

Field operating profit (loss) is operating profit prior to the allocation of corporate overhead, interest income, sales of notes receivable, other income, provision for loan losses (for years prior to the January 1, 2006 implementation of SFAS No. 152), interest expense, income taxes, minority interest, restructuring charges, goodwill impairment charges, and cumulative effect of change in accounting principles. See Note 19 of the Notes to Consolidated Financial Statements for further information.

(2)

“Number of VOI sale transactions” and “number of homesites sold” include those sales made during the applicable period where recognition of revenue is deferred under the percentage-of-completion method of accounting and under SFAS No. 152, as applicable. See “Revenue Recognition and Contracts Receivable” under Note 1 of the Notes to Consolidated Financial Statements.

(3)

Effective January 1, 2006 we adopted the provisions of SFAS No. 152, which changed many aspects of timeshare accounting, including revenue recognition, inventory costing, and accounting for incidental operations. Also, SFAS No. 152 requires that a significant portion of our gains on sales of notes receivable be included in sales of real estate. In 2006, 2007 and 2008, the gains on sales of notes receivable were $44.7 million, $39.4 million and $8.2 million, respectively. The adoption of SFAS No. 152 resulted in an after-tax charge of $4.5 million in 2006, reflected as a cumulative effect of change in accounting principle.

(4)

Amount reflects $15.6 million for the previously discussed restructuring, $8.5 million of impairment charges for goodwill in our Resorts Division, and $5.2 million inventory impairment charges recognized on certain of our Communities Division real estate developments.

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

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making the following statements to do so. Certain statements in this Annual Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factor section of this Annual Report, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this Annual Report in some cases have affected, and in the future could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

Executive Overview

The net loss recognized in 2008, as compared to the income recognized in 2007, reflects the impact of the strategic initiatives implemented at Bluegreen Resorts, more fully described under “Liquidity and Capital Resources” the recognition of impairment charges for goodwill, and inventory impairment charges recognized on certain of our Communities Division real estate developments. Combined, on a pre-tax basis, these charges totaled $29.3 million. Each of these charges is further described in the “Results of Operations” section below.

Consolidated sales of real estate were $569.0 million, $579.4 million and $475.0 million for 2006, 2007, and 2008, respectively. Consolidated sales of real estate increased 2% from 2006 to 2007 and decreased 18% from 2007 to 2008. During 2006, 2007, and 2008, sales of VOIs contributed $405.0 million (71%), $450.2 million (78%), and $428.0 million (90%) of our total consolidated sales of real estate, respectively. During 2006, 2007, and 2008, Bluegreen Communities generated $164.0 million (29%), $129.2 million (22%), and $47.0 million (10%), of our total consolidated sales of real estate, respectively.

As we discuss further under “Liquidity and Capital Resources”, our Resorts sales operations are materially dependent on the availability of liquidity in the credit markets. Historically, we have provided financing to our customers in 95% of Bluegreen Resorts’ sales. Such financing typically involves the consumer making a 10% cash down payment, with the balance being financed over a ten-year period. As Bluegreen Resorts’ selling, general and administrative expenses typically exceed the cash down payment, we have historically maintained credit facilities pursuant to which we pledged or sold our consumer note receivables. Furthermore, we also engaged in private placement term securitization transactions to periodically pay down all or a portion of our note receivable credit facilities.

In recent months, there has been unprecedented disruption in the credit markets, which has made obtaining additional and replacement external sources of liquidity more difficult and, if available, more costly. The term securitization market has been virtually non-existent, and, as a result, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry have announced that they will either be exiting the finance business or will not be entering into new financing commitments for the foreseeable future, including certain of our lenders, such as Textron Financial Corporation, although such lenders continue to honor existing commitments. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been generally unavailable.

While, as evidenced by Bluegreen Resorts’ results of operations during the year ended December 31, 2008, we believe that the market for our Resorts product remains relatively strong, the uncertainties in the credit markets are requiring us, for the time being, to deemphasize our sales operations to conserve cash. To this end, during the fourth quarter of 2008 we implemented strategic initiatives that are expected to materially reduce sales, and conserve availability under our receivables credit facilities. Such initiatives include closing certain sales offices; greatly eliminating what we have identified as lower-efficiency marketing programs; emphasizing cash sales and higher cash down payments as well as our other cash-based services; reducing overhead, including eliminating a significant number of staff positions across a variety of areas at various locations; limiting sales to borrowers who meet newly applied underwriting standards, and increasing interest rates on new sales transactions for which we provide financing. Our goal is to reduce the number of sales, while increasing the ultimate profitability of those sales we do make. For more detailed information on our strategic initiatives, see “Liquidity and Capital Resources” below. We believe that we have adequate timeshare inventory to satisfy our 2009 projected sales and, based on anticipated reduced sales levels, a number of years thereafter. We intend to continue to provide high quality vacation experiences to our Bluegreen Vacation Club owners and believe that these initiatives should not have any material impact on owner satisfaction with our products and services. As a result of implementing these actions, we recorded a pre-tax charge of $15.6 million in the fourth quarter of 2008.

We believe that these actions were appropriate in the current challenging environment, yet will position us to once again grow once the credit markets allow. We continue to actively pursue additional credit facility capacity, capital markets transactions, and alternative financing solutions and we hope that the steps we are taking will position us to maintain existing, strong credit relationships, as well as attract new sources of capital. Regardless of the state of the credit markets, however, we believe that our resorts management and finance operations will continue to represent recurring cash-generating sources of income which do not require material liquidity support from the credit markets.

We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and results of operations. This seasonality may cause significant fluctuations in our quarterly operating results, with the majority of our gross revenues and net earnings historically expected to occur in the quarters ending in September and December of each year. Although we expect to see more potential customers at our sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to complex down payment requirements for real estate sales under GAAP or due to the timing of development and the requirement that we use the percentage-of-completion method of accounting.

We believe that inflation and changing prices have materially impacted our revenues and results of operations, specifically due to periodic increases in the sales prices of our VOIs and homesites and increases in construction and development costs from time to time during the last three to five years. The increased construction and development costs over the past few years are expected to result in an increase in our cost of sales for the foreseeable future. There is no assurance that we will be able to increase or maintain the current level of our sales prices or that increased construction costs will not have a material adverse impact on our gross margin. In addition, to the extent that inflation in general or increased prices for our VOIs and homesites would adversely impact consumer demand, our results of operations could be adversely impacted. Also, to the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase.

Our Bluegreen Communities business has been adversely impacted by deterioration in the real estate markets generally. Although to date we have not experienced a significant reduction in sale prices, we have experienced a material decrease in demand, particularly for higher priced premium homesites, and an overall decrease in sales volume.

We have historically financed a majority of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries. During the year ended December 31, 2008, we reduced sales of VOIs by $75.8 million for such provision.

The table below sets forth the activity in our allowance for uncollectible notes receivable for the year ended December 31, 2008 (in thousands):

Balance, December 31, 2007	$17,458
Provision for loan losses (1)	76,079
Less: Allowance on sold receivables	(10,964)
Less: Write-offs of uncollectible receivables	(30,544)

Balance, December 31, 2008	$52,029

(1) Includes provision for loan losses on homesite notes receivable

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us were as follows:

Average Annual Default Rates	Year Ended December 31,

Division	2006	2007	2008

Bluegreen Resorts	7.5%	7.4%	9.0%
Bluegreen Communities	3.6%	4.6%	7.9%

Delinquency Rates*	As of December 31,

Division	2006	2007	2008

Bluegreen Resorts	4.0%	4.5%	5.7%
Bluegreen Communities	7.8%	13.2%	10.7%

          *The percentage of our serviced VOI notes receivable portfolio that was over 30 days past due as of the dates indicated.

We believe that unemployment in the United States and economic conditions in general will continue to adversely impact the performance of our notes receivable portfolio. We also believe, however, that our newly implemented credit underwriting standards on new loan originations and increasing customer equity in the existing loan portfolio will have a favorable performance impact on the portfolio over time.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable, typically soon after default and at little or no cost. In cases where Bluegreen has retained ownership of the vacation ownership note receivable, the VOI is reacquired and resold in the normal course of business, partially mitigating the loss from the default typically, these recoveries range from approximately 40% to 100% of the defaulted principle balance depending on the age of the receivable at default. We may, but are not obligated to, remarket the defaulted VOI on behalf of the note holder in exchange for a remarketing fee designed to approximate our sales and marketing costs.

A significant portion of our revenues historically has been comprised of gains on sales of notes receivable. The gains were recorded on our consolidated statement of operations as a component of sales of real estate and the related retained interests in the notes receivable sold have been recorded on our consolidated balance sheet at the time of sale. The Financial Accounting Standards Board (“FASB”) is currently reviewing the accounting principles relative to the transfer of financial assets, including the sale of notes receivable. In advance of possible new accounting rules, which could be effective as early as 2010, Bluegreen made a decision to structure any future sales of notes receivable so they are treated as on-balance sheet borrowings. This impacts the comparability to prior periods as transactions structured in this way do not result in gains on sale of notes receivable.

During 2008, the deteriorating credit markets negatively impacted our financing activities. Although we were able to secure financing and securitize VOI notes receivable in 2008, fewer transactions were consummated and those that were consummated were more difficult to effect and were priced at a higher cost than in prior periods. In addition, recent economic events have further constricted the financial markets to unprecedented low levels. There can be no assurance that we will be able to continue to secure funding or to convert VOI notes receivable on acceptable terms, if at all.

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

•

Revenue Recognition and Inventory Cost Allocation. In accordance with the requirements of SFAS No. 66, Accounting for Sales of Real Estate, as amended by SFAS No. 152 regarding VOI sales, we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should we become unable to reasonably estimate the collectibility of our receivables, we may have to defer the recognition of sales and our results of operations could be negatively impacted. Under SFAS No. 152, the buyer’s minimum cash down payment towards the purchase of our VOIs is met only if the cash down payment received, reduced by the value of certain incentives provided to the buyer at the time of sale, is at least 10% of the sales price. If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that we provide to buyers of our VOIs may result in additional VOI sales being deferred, which could materially adversely impact our results of operations.

In cases where all development has not been completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing Bluegreen Resorts’ or Bluegreen Communities’ projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, which could materially adversely impact our results of operations.

VOI inventory and cost of sales is accounted for under the provisions of SFAS No. 152, which defines a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the SFAS No. 152 relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. For Communities real estate projects, costs are allocated to individual homesites in the Communities’ projects based on the relative estimated sales value of each homesite in accordance with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. Under this method, the allocated cost of a unit is relieved from inventory and recognized as cost of sales upon recognition of the related sale. Should our estimates of the sales values of our VOI and homesite inventories differ materially from their ultimate selling prices, our gross profit could be adversely impacted.

•

Allowance for Loan Losses on VOI Notes Receivable. We estimate uncollectible VOI notes receivable based on historical uncollectibles for similar VOI notes receivable over the applicable historical period. We use a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes. We also consider whether the historical economic conditions are comparable to current economic conditions. Additionally, under timeshare accounting requirements, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. We review our reserve for loan losses on at least a quarterly basis. If defaults increase, our results of operations could be materially adversely impacted.

•

Transfers of Financial Assets and Valuation of Retained Interests. When we transfer financial assets to third parties, such as when we sell VOI notes receivable pursuant to our vacation ownership receivables purchase facilities, we evaluate whether or not such transfer should be accounted for as a sale pursuant to SFAS No. 140 and related interpretations. The evaluation of sale treatment under SFAS No. 140 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e., put presumptively beyond our reach or the reach of our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates us to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets (other than through a cleanup call). We believe that we have obtained appropriate legal opinions and other guidance deemed necessary to properly account for our transfers of financial assets as sales in accordance with SFAS No. 140. As previously indicated, should we be successful in selling additional notes receivable in the future, we have made the decision to structure such transactions so that they are accounted for as on-balance sheet borrowings. Accordingly, we do not expect to recognize any future gains on the sale of notes receivable. While we believe the on-balance sheet treatment for the sale of notes receivable provides more transparent results, our results of operations and cash flows from operations will be negatively impacted compared to those periods in which off-balance sheet accounting was used.

In connection with the sales of notes receivable referred to above, we retain subordinated tranches and rights to excess interest spread, which are retained interests in the notes receivable sold. Gain or loss on the sale of the notes receivable has depended in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. We initially and periodically estimate the fair value of our retained interest in notes receivable sold based on the present value of future expected cash flows using management’s best estimates of the key assumptions — prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should our estimates of these key assumptions change or should the portfolios sold fail to satisfy specified performance criteria and therefore trigger provisions whereby outside investors in the portfolios are paid on an accelerated basis, there could be a reduction in the fair value of the retained interests and our results of operations and financial condition could be materially and adversely impacted. During the year ended December 31, 2008, we recognized other-than-temporary decreases totaling approximately $5.0 million in the fair market value of certain of our retained interest in notes receivable sold. The overall decrease in the fair value of our retained interest in VOI notes receivable in 2008 was a result of higher discount rates and unfavorable changes to our estimates of the amount and timing of future cash flows from our retained interests. The higher discount rate during 2008 reflects an increase in our estimate of the required yield by a potential investor in our residual interests as of December 31, 2008.

•

Asset Impairment. We periodically evaluate the recovery of the carrying amounts of our long-lived assets, including our real estate properties and goodwill, as required by applicable accounting pronouncements. With respect to our real estate properties, such evaluation is conducted under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, if an indicator of impairment exists for a project, or a phase of a project, an impairment evaluation must be performed to determine if the carrying amount of the asset is recoverable. Due to the current state of the economy and the real estate market, we assess the recovery of the carrying amounts of our Communities Division property on a quarterly basis. Based on a project’s status as substantially complete or under development, our assessment consists of determining recoverability of our costs based upon a combination of factors including: estimates of remaining life-of-project sales for each project, the period required to complete such sales, estimates of costs to complete each project, if needed, and various other factors including relevant market data. During 2008, as a result of our evaluation of Communities Division property, we recorded an impairment charge totaling $5.2 million. Should our estimates of these factors change, our results of operations and financial condition could be adversely impacted.

During the year ended December 31, 2008, we completed the required annual impairment testing of our goodwill recorded in our Bluegreen Resorts reporting unit. As a result of our evaluation, we determined that the fair value of our reporting units, based on our overall market capitalization, could not support the recorded book value of goodwill. Accordingly, we wrote-off the entire balance of our goodwill and recorded a charge of $8.5 million.

•

Recent Accounting Pronouncements Not Yet Adopted. In February 2008, the FASB agreed to partially defer for one year the effective date of SFAS No. 157, with respect to non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the impact that SFAS No. 157 will have on our financial statements.

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

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 will become effective for us beginning with our 2009 fiscal year. Upon the initial adoption of this statement, we will change the classification and presentation of the non-controlling interest in the Bluegreen/Big Cedar Joint Venture, which we currently refer to as minority interest.

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

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	Percentage of Sales	Amount	Percentage of Sales	Amount	Percentage of Sales

	(dollars in thousands)

Year Ended December 31, 2006:

Gross sales of real estate	$419,747		$164,041		$583,788
Estimated uncollectible VOI notes receivable	(59,497)		—		(59,497)
Gain on sales of notes receivable	44,700		—		44,700

Sales of real estate	404,950	100%	164,041	100%	568,991	100%
Cost of real estate sales	(88,086)	(22)	(90,968)	(55)	(179,054)	(31)

Gross profit	316,864	78	73,073	45	389,937	69
Other resort and communities operations revenues	49,831	12	11,922	7	61,753	11
Cost of other resort and communities operations	(33,580)	(8)	(10,776)	(6)	(44,356)	(8)
Selling and marketing expenses	(246,762)	(61)	(27,636)	(17)	(274,398)	(48)
Field general and administrative expenses (1)	(32,043)	(8)	(10,759)	(7)	(42,802)	(8)

Field operating profit	$54,310	13%	$35,824	22%	$90,134	16%

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	Percentage of Sales	Amount	Percentage of Sales	Amount	Percentage of Sales

	(dollars in thousands)

Year Ended December 31, 2007:

Gross sales of real estate	$476,033		$129,217		$605,250
Estimated uncollectible VOI notes receivable	(65,242)		—		(65,242)
Gain on sales of notes receivable	39,372		—		39,372

Sales of real estate	450,163	100%	129,217	100%	579,380	100%
Cost of real estate sales	(111,480)	(25)	(67,251)	(52)	(178,731)	(31)

Gross profit	338,683	75	61,966	48	400,649	69
Other resort and communities operations revenues	53,624	12	13,787	11	67,411	12
Cost of other resort and communities operations	(36,588)	(8)	(13,394)	(11)	(49,982)	(9)
Selling and marketing expenses	(260,932)	(58)	(27,934)	(22)	(288,866)	(50)
Field general and administrative expenses (1)	(31,897)	(7)	(10,792)	(8)	(42,689)	(7)

Field operating profit	$62,890	14%	$23,633	18%	$86,523	15%

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	Percentage of Sales	Amount	Percentage of Sales	Amount	Percentage of Sales

	(dollars in thousands)

Year Ended December 31, 2008:

Gross sales of real estate	$495,612		$47,020		$542,632
Estimated uncollectible VOI notes receivable	(75,847)		—		(75,847)
Gain on sales of notes receivable	8,245		—		8,245

Sales of real estate	428,010	100%	47,020	100%	475,030	100%
Cost of real estate sales	(98,727)	(23)	(31,540)	(67)	(130,267)	(27)

Gross profit	329,283	77	15,480	33	344,763	73
Other resort and communities operations revenues	58,473	14	10,709	23	69,182	15
Cost of other resort and communities operations	(37,781)	(9)	(10,306)	(22)	(48,087)	(10)
Selling and marketing expenses	(275,408)	(64)	(11,746)	(25)	(287,154)	(60)
Field general and administrative expenses (1)	(27,568)	(6)	(7,699)	(17)	(35,267)	(7)

Field operating profit	$46,999	12%	$(3,562)	(8)%	$43,437	11%

(1)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses totaled $46.8 million, $46.0 million and $47.3 million for the years ended December 31, 2006, 2007, and 2008, respectively. See “Corporate General and Administrative Expenses,” below, for further discussion.

Bluegreen Resorts - Year ended December 31, 2008 compared to the year ended December 31, 2007

Bluegreen Resorts – Resort Sales and Marketing

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with SFAS No. 152.

	For the Year Ended December 31,

	2007	2008

Number of VOI sales transactions	42,768	44,224
Average sales price per transaction	$11,124	$11,028
Number of total prospects tours	325,819	318,005
Sale-to-tour conversion ratio– total prospects	13.1%	13.9%
Number of new prospects tours	239,610	224,765
Sale-to-tour conversion ratio– new prospects	9.7%	9.6%

Bluegreen Resorts’ gross VOI sales (prior to the impact of estimated uncollectible VOI notes receivable and gain on sale of notes receivable) increased $19.6 million, or 4%, during 2008 as compared to 2007 primarily due to our continued focus on marketing to our Bluegreen Vacation Club owner base. Sales to owners increased by 13% and accounted for 46% of Resorts’ sales during 2008 as compared to 41% during 2007. Additionally, although the number of sales prospects seen by Bluegreen Resorts decreased by 2%, the overall sale-to-tour conversion ratio increased 6% during 2008, resulting in an overall sales increase during 2008 as compared to 2007. In connection with the restructuring described below, we closed a number of sales locations and implemented various changes to our sales program that we expect will materially reduce the number of sales transactions, and the amount of sales during 2009.

As required under SFAS No. 152, approximately $39.4 million and $8.2 million of gain on sales of VOI notes receivable in 2007 and 2008, respectively, were reflected as an increase to VOI sales. The majority of these gains represent the reversal of amounts previously recognized as estimated uncollectible VOI notes receivable. While the overall decrease in gain on sale of VOI notes receivable in 2008 as compared to 2007 was primarily the result of lower off-balance sheet receivable sales during 2008 compared to 2007 ($68.6 million of loans in 2008 compared to $266.9 million in 2007), as a percentage of notes receivable sold, the gain decreased in 2008 due to higher interest rates required by investors in the securitization market. As we previously announced any future sales of our notes receivable will be structured so that they are accounted for as on-balance sheet borrowings. Accordingly, we do not expect to recognize future gains on the sale of notes receivable. While we believe the on-balance sheet treatment for the sale of notes receivable provides more transparent results, our results of operations and operating cash flows will be negatively impacted compared to those periods in which off-balance sheet accounting was used.

The increase in gross VOI revenue was further reduced by an increase of $10.6 million, or 16%, in our estimate of future uncollectible VOI notes receivable primarily due to higher gross VOI sales in 2008 as compared to 2007, and a higher default experience.

Bluegreen Resorts’ gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Gross margin during 2008 as compared to 2007 was positively impacted by sales of VOIs located at our Bluegreen Wilderness Traveler at Shenandoah resort, which has a relatively low cost, and to a lesser extent, by a system-wide price increase during the first quarter of 2008.

Selling and marketing expenses for Bluegreen Resorts increased $14.5 million, or 6%, during 2008 as compared to 2007. As a percentage of sales, selling and marketing expenses increased from 58% during 2007 to 64% during 2008. The increase in selling and marketing expenses during 2008 as compared to 2007 reflected the overall increase in sales and a general increase in overall marketing expenses. As a percentage of sales, our selling and marketing costs increased primarily as a result of the recognition of smaller gains on sale (recorded as a component of revenue) in 2008 as compared to 2007, partially offset by increased sales to existing owners, (which generally carry lower marketing costs), and a slightly higher 2008 sale-to-tour conversion rate. As a percentage of gross VOI sales (prior to estimated uncollectible VOI notes receivable and gain on sale of notes receivable), selling and marketing expenses increased to 56% in 2008 from 55% in 2007. We believe that selling and marketing expenses as a percentage of gross VOI sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of gross VOI sales in future periods. As a result of our 2008 strategic initiatives, we believe that total selling and marketing expense for Bluegreen Resorts will be materially reduced in 2009 as compared to 2008. See “Liquidity and Capital Resources” below for additional information on these reductions.

Field general and administrative expenses for Bluegreen Resorts decreased $4.3 million, or 14%, during 2008 as compared to 2007. As a percentage of sales, field general and administrative expenses decreased from 7% during 2007 to 6% in 2008. As a result of closing certain of our sales offices in connection with the 2008 strategic initiatives, we anticipate that our future field general and administrative expenses will continue to decrease overall.

As of December 31, 2008, approximately $23.3 million and $13.5 million of sales and field operating profit, respectively, were deferred under SFAS No. 152 because such sales did not yet meet the minimum required buyer’s initial investment. This compares to $24.6 million and $14.3 million of sales and field operating profits, respectively, deferred as of December 31, 2007.

We intend to pursue providing sales and marketing services to third-party resort developers and others, on a cash-fee basis. This would involve utilizing our sales and marketing infrastructure, processes and associates, as well as benefits of the Bluegreen Vacation Club, to assist parties that own resorts with the sale of VOIs in their property, in exchange for a cash-fee for such services. We believe that this will become an increasing portion of our business over time

Resort Management and Other Services

The following table sets forth pre-tax profit generated from our resort management and other services (in thousands):

	For the Year Ended December 31,

	2007	2008

Resort Management Operations	$11,821	$15,308
Title Operations	8,630	10,201
Net Carrying Cost of Developer Inventory	(4,725)	(4,606)
Other	1,310	(211)

Total	$17,036	$20,692

Resort Management Operations gross profit increased $3.5 million, or 29%, during 2008 as compared to 2007, primarily the result of higher fees earned by providing services to Bluegreen Vacation Club members and from managing timeshare resorts on behalf of property owners’ associations. As of December 31, 2008, we had approximately 208,300 VOI owners, including 164,500 members in the Bluegreen Vacation Club compared to 185,100 VOI owners, including approximately 151,100 members in the Bluegreen Vacation Club, as of December 31, 2007, respectively. Additionally, as of December 31, 2008 we directly or indirectly managed 35 timeshare properties compared to 28 as of December 31, 2007.

Gross profit generated from our title operations fluctuates based upon the number of VOI sales transactions processed by our subsidiary title company and on the mix of VOI inventory sold (third party closing costs vary by location of underlying real estate sold). During 2009, we expect that our title operations and related profit will decrease commensurate with the reduction in VOI sales.

The carrying costs of our developer-owned inventory consist of maintenance fees and developer subsidies paid on VOIs in inventory relative to the property owners’ associations that maintain our resorts. We mitigate this expense, to the extent possible, through the rental of our owned VOI units. Accordingly, the net carrying cost of developer inventory fluctuates with the number of VOI units we hold and the number of resorts subject to a developer subsidy arrangement during a period, as well as by rental activity realized. During 2008 and 2007, the carrying cost of our developer inventory totaled approximately $17.8 million and $17.4 million, respectively, and was off-set by rental proceeds of $13.2 million and $12.7 million during those periods.

We intend to pursue providing resorts management and title services to third-party resort developers and others, on a cash-fee basis. We believe that this will become an increasing portion of our business over time.

Restructuring Charges

During the fourth quarter of 2008, we implemented strategic initiatives in the Resort Division that are more fully described under “Liquidity and Capital Resources”.

Restructuring charges incurred as a result of implementing our strategic initiatives, as well as our remaining liability were as follows:

	Charges during 2008	Cash Payments made during 2008	Liability at December 31, 2008

Severance and benefit-related costs(1)	$5,608	$2,068	$3,540	(4)
Lease Termination Obligation(2)	4,766	687	4,079	(5)
Fixed Assets write-downs, net of proceeds (3)	3,760	—	—
Other	1,483	173	349

Total Restructuring	$15,617	$2,928	$7,968

(1)	Includes severance payments made to employees, payroll taxes and other benefit related costs in connection with the terminations of over 3,000 employees, as applicable.

(2)

Includes costs associated with noncancelable property and equipment leases that the we have ceased to use, as well as termination fees related to the cancellation of certain contractual lease obligations. Included in this amount are future minimum lease payments in excess of estimated sublease income, fees and expenses for which the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” were satisfied.

(3)	Includes write-downs of $1.6 million and $2.2 million for leasehold improvements and property and equipment, respectively, net of a nominal amount of cash received in connections with selling assets.

(4)	Approximately $2.7 million of this balance was paid as of February 28, 2009 with remaining payments to extend through November 2009.

(5)	Lease payments will be paid monthly through November 2012.

Bluegreen Resorts - Year ended December 31, 2007 compared to the year ended December 31, 2006

Bluegreen Resorts – Resort Sales and Marketing

Bluegreen Resorts’ net sales of real estate increased $45.2 million, or 11%, during 2007 as compared to 2006 as a result of higher sales of VOIs and higher gains on sales of VOI notes receivable, partially offset by an increase in estimated uncollectible VOI notes receivable.

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with SFAS No. 152.

	For the Year Ended December 31,

	2006	2007

Number of VOI sales transactions	41,097	42,768
Average sales price per transaction	$10,507	$11,124
Number of total prospects tours	310,205	325,819
Sale-to-tour conversion ratio– total prospects	13.3%	13.1%
Number of new prospects tours	241,999	239,610
Sale-to-tour conversion ratio– new prospects	10.0%	9.7%

Gross VOI sales increased $56.3 million, or 13%, driven primarily by our continued focus on marketing to our growing Bluegreen Vacation Club owner base. Sales to owners increased by 32% and accounted for 41% of Resorts’ sales during 2007 as compared to 34% during 2006. Also contributing to higher 2007 sales was same-resort sales increases at many of our sales offices. Same-resort sales increased by almost 8% during 2007 as compared to 2006 and were highlighted by increases in sales originating at the Smoky Mountain Preview Center in Sevierville, Tennessee, The Falls Village™ resort in Branson, Missouri, MountainLoft™ in Gatlinburg, Tennessee, and an offsite sales office in Las Vegas, Nevada. Higher sales were also attributable, to a lesser extent, to the opening of new sales offices at SeaGlass Tower™, located in Myrtle Beach, S.C., and at a new resort under development in Williamsburg, Virginia, as well as an 8% system-wide price increase that went into effect during March 2007. These factors, combined with a 5% overall increase in the number of sales prospects seen by Bluegreen Resorts during 2007, and a relatively consistent, overall sale-to-tour conversion ratio during these periods, contributed to the overall sales increase during 2007 as compared to 2006. The increase in the average sales price per transaction, primarily due to the system-wide price increase, also contributed to higher VOI sales. As required under SFAS No. 152, approximately $44.7 million and $39.4 million of gain on sales of VOI notes receivable in 2006 and 2007, respectively, are reflected as an increase to VOI sales. The majority of these gains represent the reversal of amounts previously recognized as estimated uncollectible VOI notes receivable. The increase in gain on sale of VOI notes receivable in 2007 as compared to 2006 represents the sale of $266.9 million of loans in 2007 compared to $243.6 million in 2006.

The increase in VOI revenue and gains on sales of VOI notes receivable were partially offset by an increase of $5.7 million, or 10%, in our estimate of future uncollectible VOI notes receivable primarily due to higher VOI sales in 2007 as compared to 2006.

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

Selling and marketing expenses for Bluegreen Resorts increased $14.2 million, or 6%, during 2007 as compared to 2006. As a percentage of sales, selling and marketing expenses decreased from 61% during 2006 to 58% during 2007. The increase in selling and marketing expenses during 2007 as compared to 2006 reflects the overall increase in sales prospects, higher marketing expenses at our newly opened off-site sales offices and a general increase in overall marketing expenses. As a percentage of sales, our selling and marketing costs decreased primarily as a result of the recognition of higher gains on sale (recorded as a component of revenue) in 2007 as compared to 2006, increased sales to existing owners, which generally carry lower marketing costs, as well as changes to our sales commission policy. As a percentage of gross VOI sales, selling and marketing expenses decreased to 55% in 2007 from 59% in 2006.

Field general and administrative expenses for Bluegreen Resorts decreased $146,000 during 2007 as compared to 2006. As a percentage of sales, field general and administrative expenses decreased from 8% during 2006 to 7% in 2007.

As of December 31, 2007, approximately $24.6 million and $14.3 million of sales and field operating Profit, respectively, were deferred under SFAS No. 152 because such sales did not yet meet the minimum required initial investment. This compares to $27.3 million and $15.3 million of sales and field operating profits, respectively, deferred as of December 31, 2006.

Resort Management and Other Services

Overall, Resort Management and Other Services pre-tax profit increased approximately 5% during 2007 as compared to 2006. This increase was primarily the result of higher Resort Management Operations gross profit and lower carrying costs of our developer-owned inventory in 2007 as compared to 2006. Pre-tax profit earned from our Resort Management Operations increased as a result of higher fees for managing timeshare resorts on behalf of property owners’ associations. As of December 31, 2007 there were 185,100 VOI owners, including 151,100 members in the Bluegreen Vacation Club compared to 170,000 VOI owners, including approximately 134,000 members in the Bluegreen Vacation Club, as of December 31, 2006, respectively. Additionally, as of December 31, 2007 we managed 28 timeshare properties compared to 26 as of December 31, 2006. During 2007 and 2006 the carrying cost of our developer inventory totaled approximately $17.4 million and $17.9 million, respectively and was off-set by rental proceeds of $12.7 million and $11.6 million during those periods.

The 2007 pre-tax profit earned from our title operations was consistent with the amount earned in 2006.

Bluegreen Communities

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, sales in certain properties that had not completed the platting process, and excluding sales of bulk parcels.

	Year ended

	December 31, 2006	December 31, 2007	December 31, 2008

Number of homesites sold	1,750	1,301	442
Average sales price per homesite	$81,478	$83,548	$80,455

Communities’ sales decreased $82.2 million, or 64%, during 2008 as compared to 2007. Sales at Bluegreen Communities have been adversely impacted by the deterioration of the economy generally and the real estate markets, in particular. Although to date we have not experienced a significant deterioration of our sales prices, we have experienced a decline in sales volume, especially in our higher priced premium homesites. While we have experienced a decline in our average sales price per homesite in 2008 from 2007, it reflects a diversity of communities available with varied price points and the impact of a higher percentage of premium lots sold in 2007 at properties substantially sold out in 2008. Before giving effect to the percentage-of-completion method of accounting, during 2008 we entered into contracts to sell homesites totaling $32.0 million, as compared to $115.8 million during 2007. Sales in 2008 consisted of real estate sold at the following properties (in thousands):

	Properties Sold in Projects Not Substantially Sold Out at December 31, 2008

Project	2007	2008	Difference

Chapel Ridge	$15,275	$2,068	$(13,207)
Lake Ridge at Joe Pool Lake	7,795	2,568	(5,227)
Havenwood at Hunter’s Crossing	17,352	5,515	(11,837)
Vintage Oaks at the Vineyard	15,533	8,844	(6,689)
The Bridges at Preston Crossings	5,189	2,577	(2,612)
Sugar Tree on the Brazos	2,054	353	(1,701)
Sanctuary Cove at St. Andrews Sound	2,416	532	(1,884)
King Oaks	5,501	3,019	(2,482)

Total	$71,115	$25,476	$(45,639)

	Properties Sold in Projects Substantially Sold Out at December 31, 2008

Project	2007	2008	Difference

Mystic Shores	$33,083	$4,321	$(28,762)
The Settlement at Patriot Ranch	3,612	174	(3,438)
Saddle Creek Forest	4,927	1,332	(3,595)
Miscellaneous	3,089	694	(2,395)

Total	$44,711	$6,521	$(38,190)

Bluegreen Communities’ sales were increased by $5.4 million during 2007 and were increased by $10.8 million during 2008 as a result of the application of the percentage-of-completion method of accounting. Additionally, sales in 2007 benefited from approximately $8.4 million of sales made in 2006, that were not recognized as revenue until 2007 (see discussion below).

Bluegreen Communities’ sales decreased $34.8 million, or 21%, during 2007 as compared to 2006 largely reflecting several of the Company’s more mature developments either approaching sell out or sold out during or prior to 2007, partially offset by the recognition of sales generated at The Estates of Sanctuary Cove which commenced sales in 2007 and the recognition of $8.4 million of sales made in 2006 at properties which had not completed the platting process until 2007. Before giving effect to the percentage-of-completion method of accounting, during 2007 we entered into contracts to sell homesites totaling $115.8 million, as compared to $158.1 million during 2006. Sales in 2007 consisted of real estate sold at the following properties (in thousands):

	Properties Sold in Projects Not Substantially Sold Out at December 31, 2007

Project	2006	2007	Difference

Chapel Ridge	$23,894	$15,275	$(8,619)
Sanctuary Cove at St. Andrews Sound	7,400	2,416	(4,984)
Mystic Shores	36,819	33,083	(3,736)
Havenwood at Hunter’s Crossing	13,166	17,352	4,186
Lake Ridge at Joe Pool Lake	12,919	7,795	(5,124)
Vintage Oaks at the Vineyard	6,764	15,533	8,769
The Bridges at Preston Crossings	4,487	5,189	702
Sugar Tree on the Brazos	1,351	2,054	703
Saddle Creek Forest	6,454	4,927	(1,527)
King Oaks	724	5,501	4,777

Total	$113,978	$109,125	$(4,853)

	Properties Sold in Projects Substantially Sold Out at December 31, 2007

Project	2006	2007	Difference

Fairway Crossings	$709	$98	$(611)
Mountain Springs Ranch	16,488	—	(16,488)
Big Country	7,000	—	(7,000)
Traditions of Braselton	2,797	—	(2,797)
Catawba Falls Preserve	6,418	35	(6,383)
Brickshire	2,074	2,645	571
Yellow Stone Creek Ranch	1,265	—	(1,265)
The Settlement at Patriot Ranch	6,468	3,612	(2,856)
Miscellaneous	909	311	(598)

Total	$44,128	$6,701	$(37,427)

Bluegreen Communities’ sales were increased by $12.1 million during 2006 and were increased by $5.4 million during 2007 as a result of the application of the percentage-of-completion method of accounting. Additionally, because the platting process for certain properties sold near the end of 2006 was not completed before the end of 2006 we were unable to recognize approximately $8.4 million of sales in 2006, which were subsequently recognized in 2007.

As a result of our decreased volume and its impact of extending the forecasted sell-out period of our projects, we recorded a charge to cost of real estate sales of approximately $5.2 million in 2008 to write-down the inventory balances of certain phases of our communities properties that were completed in 2008 to their estimated fair value. We calculated the estimated fair value of these impaired properties based on our analysis of their estimated future cash flows, given what we believe to be reasonable assumptions. Should the real estate market decline further, or if other factors change our assumptions about the future, it may be necessary to record additional impairment charges with respect to these or other projects in the future.

Excluding the impairment charge, Bluegreen Communities’ gross margin, decreased from 48% in 2007 to 42% in 2008. Bluegreen Communities’ gross margin increased from 45% in 2006 to 48% in 2007. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 45% and 55% of sales. In addition, during 2006, our gross margin was negatively impacted by the bulk sale of property near San Diego, California, which had a relatively low margin, as well as the recognition of a charge of approximately $3.0 million to repair a lake amenity at a nearly sold-out community.

Other communities operations generally include the operation of our daily fee golf courses, as well as realty resale operations at several of our residential land communities. During 2008, other communities operations also includes revenue and costs associated with the sale of our right to purchase a property in North Carolina, which resulted in a profit of approximately $1.6 million. Additionally, during 2007, other communities operations revenue and costs includes the sale of our Traditions of Braselton golf course, which resulted in a profit of approximately $740,000.

Excluding the impact of the above one-time transaction, revenue and costs from our other communities operations decreased in 2008 as compared to 2007, and also decreased in 2007 compared to 2006. The decrease in 2008 compared to 2007 was primarily a result of 2008 lower golf course green fees and lower golf course operating costs. Golf course operations decreased during 2008 as a result of operating fewer golf courses in 2008, due to the 2007 sale of the Traditions of Braselton golf course. The decrease in 2007 was primarily a result of lower realty resale operations activity during 2007 compared to 2006.

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

Total selling and marketing expenses for Bluegreen Communities decreased $16.2 million, or 58% in 2008 as compared to 2007. As a percentage of sales, selling and marketing expenses increased from 22% during 2007 to 25% during 2008. The increase in selling and marketing costs as a percentage of sales in 2008 reflects a lower rate of conversion of prospects to sales in 2008 and the continued shift toward more regionally focused internet-based marketing, which generally have higher up front costs. Higher advertising expenses were partially off-set by lower commission expenses commensurate with the decline in sales.

Total selling and marketing expenses for Bluegreen Communities remained relatively constant in 2006 and 2007. However, as a percentage of sales, selling and marketing expenses increased from 17% during 2006 to 22% during 2007. The increase in selling and marketing costs as a percentage of sales in 2007 reflects higher 2007 advertising expenses, primarily as a result of the shift to internet-based marketing, as costs are incurred prior to the periods when prospects generated are expected to tour our communities. Higher advertising expenses were partially off-set by lower commission commensurate with lower sales.

Bluegreen Communities’ general and administrative expenses decreased $3.1 million or 29% in 2008 as compared to 2007. As a percentage of sales, general and administrative expenses increased from 8% in 2007 to 17% in 2008, reflecting the overall decrease in sales. The overall decrease in general and administrative expenses during 2008 reflects the operation of fewer sales offices in 2008 and, to a lesser extent, our efforts to reduce costs due to the decline in sales.

Bluegreen Communities’ general and administrative expenses remained constant at $10.8 million during 2006 and 2007. As a percentage of sales, general and administrative expenses increased from 7% in 2006 to 8% in 2007, reflecting the overall decrease in sales.

As of December 31, 2007, Bluegreen Communities had $13.2 million of sales and $5.5 million of field operating profit deferred under percentage-of-completion accounting. As of December 31, 2008, Bluegreen Communities had $2.4 million of sales and $0.7 million of field operating profit deferred under percentage-of-completion accounting.

We have organized a real estate advisory services business and will be pursuing opportunities to use our core competencies to provide asset management, market research and other real estate consulting services to third-parties on a fee basis.

Finance Operations

Our finance operations include the ongoing excess interest spread earned on over $392.7 million of on-balance sheet notes receivable, as well as continued earnings on over $545.5 million of off-balance sheet notes receivable, realized through our retained interests in those notes. In addition, finance operations include providing mortgage servicing on the off-balance sheet notes receivable which are on a cash fee-for-service basis.

Interest Income. The following table details the sources of our interest income (in thousands):

	Year Ended December 31,

	2006	2007	2008

VOI notes receivable	$24,055	$26,050	$38,412
Retained interest in notes receivable sold	14,569	15,157	17,729
Other	2,141	3,496	1,690

Total	$40,765	$44,703	$57,831

The increase in interest income during 2008, as compared to 2007, reflects a higher average balance of our vacation ownership notes receivable and higher interest accretion recognized on our retained interest in notes receivable sold. Notes receivable increased during 2008 due to a higher amount of financed sales, coupled with our use of on-balance sheet transactions to monetize our notes receivable. Higher interest income was partially offset by the recognition of $5.0 million in other-than-temporary decreases in our retained interest in notes receivable sold (as compared to decreases of $2.4 million in 2007). The overall decrease in the fair value of our retained interest in VOI notes receivable in 2008 was a result of higher discount rates and unfavorable changes to our estimate of the amount and timing of future cash flows on our retained interests. The higher discount rate during 2008 reflects an increase in our estimate of the required yield by a potential investor in our residual interests as of December 31, 2008. There can be no assurance that additional charges will not be required due to other-than-temporary decreases in the fair value of our retained interest in notes receivables sold. As previously stated, we plan to monetize future vacation ownership notes receivable through the use of on-balance sheet transactions. Accordingly, we expect that in future periods the proportion of interest income earned from VOI notes receivable will increase, while interest income generated by our retained interest in notes receivable sold will decrease.

The increase in interest income during 2007 as compared to 2006 was due primarily to higher interest accretion on our retained interest in notes receivable sold (as a result of higher average retained interests in 2007 due to the sale of additional VOI notes receivable) and higher average vacation ownership notes receivable balances during 2007 as compared to 2006. This increase was partially off-set by the recognition of other-than-temporary decreases totaling approximately $2.4 million in 2007 in the fair value of certain of our retained interests in VOI notes receivable. The overall decrease in the value of our retained interest in VOI notes receivable in 2007 reflects an increase in the discount rates applied to estimated future cash flows on our retained interests as a result of the overall increase in return required by investors in our securitization transactions due to the deteriorating credit market in the second half of 2007.

Interest Expense. Interest expense was $18.8 million, $24.3 million and $20.9 million for 2006, 2007, and 2008, respectively. The decrease in interest expense during 2008 as compared to 2007 was primarily the result of lower average interest rates on debt outstanding. Our average interest rate declined in 2008 due to the repayment of our $55 million of 10.5% senior secured notes payable in March 2008 and the decrease in variable rates. In addition, interest expense during 2008 also reflects the reduction of accrued interest related to Internal Revenue Code (“IRC”) Section 453. IRC Section 453 requires that certain companies accrue and pay interest on income deferred under the installment method of profit recognition. During 2008, we made certain operational changes in an effort to optimize the utilization of certain of our state net operating losses. The implementation of these changes had the impact of reducing our deferred interest obligation under IRC Section 453 by approximately $2.4 million.

The increase in interest expense during 2007 compared to 2006 was primarily a result of higher average debt outstanding partially offset by an increase in the amount of interest capitalized in connection with current development activity as compared to 2006. Average debt outstanding during 2007 increased in part as a result of the February issuance of $20.6 million of junior subordinated debentures and increased borrowings on operating lines of credit during the second half of 2007 in order to increase our cash on hand.

Total interest expense capitalized to construction in progress was $12.1 million, $15.5 million and $12.8 million for 2006, 2007, and 2008, respectively. Our decision to structure future sales of our notes receivable so that they are accounted for as on-balance sheet borrowings will result in the recognition of higher amounts of debt, compared to prior transactions which are treated as off-balance sheet financings. Based on the timing and repayment of these transactions, our debt and related interest expense may materially increase.

Our effective cost of borrowing was 10.5%, 9.4% and 6.3% for 2006, 2007, and 2008, respectively.

Mortgage Servicing Operations

Our mortgage servicing operations record, process payments, and perform collections on our owned notes receivable, as well as on notes receivable sold to third parties. In addition our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities, as well as perform monthly reporting activities for our lenders and receivable investors. Further, we earn a fee for servicing those loans that have been sold to off-balance sheet qualified special purpose entities. We intend to pursue providing these services to other third-party portfolio owners, on a cash-fee basis. The following is a summary of the results of our mortgage servicing operations (in thousands):

	Years Ended December 31,

	2006	2007	2008

Servicing fee income	$6,955	$8,698	$9,436
Cost of mortgage servicing operations	(2,757)	(2,412)	(1,893)

Gross profit from mortgage servicing operations	$4,198	$6,286	$7,543

Corporate General and Administrative Expenses

Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Corporate general and administrative expenses, excluding mortgage servicing operations, were $51.0 million, $52.3 million and $54.8 million for 2006, 2007, and 2008, respectively.

The $2.5 million, or 5%, increase in corporate general and administrative expenses during 2008 as compared to 2007 was primarily due to higher health insurance cost and higher stock compensation expense. These increases were partially offset by lower 2008 litigation costs, and the 2008 receipt of $1.0 million from Diamond Resorts as a recovery of the due diligence cost incurred by us in connection with its terminated acquisition proposal.

The $1.3 million, or 2%, increase in corporate general and administrative expenses during 2007 as compared to 2006 was primarily due to higher administration costs to support growth and higher litigation costs.

For a discussion of field selling, general and administrative expenses, see “Sales and Field Operations,” above.

Other Expense, Net. Other expense, net was $2.9 million, $1.7 million and $1.6 million for 2006, 2007 and 2008, respectively. The increase in other expense, net during 2008 compared to 2007 consists primarily of a charge of approximately $1.4 million for a loss on disposal of various fixed assets as a result of closing certain of our off-site sales offices, prior to the fourth quarter restructuring.

Minority Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our consolidated financial statements (See Note 1 of the Notes to Consolidated Financial Statements for further information). The minority interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Minority interest in income of consolidated subsidiary was $7.3 million, $7.7 million and $7.1 million for 2006, 2007, and 2008, respectively.

Provision for Income Taxes. Our effective income tax rate was approximately 37.8%, 38.0% and over 300% for 2006, 2007 and 2008. Our annual effective tax rate has historically ranged between 37% and 40%, based upon the mix of taxable earnings among the various states in which we operate. During 2008, our effective rate was negatively impacted, as a portion of our goodwill write-off was not deductible for tax purposes. Future changes to our operations, including shifts in the jurisdictions in which we conduct business, or changes in the currently enacted tax rates, can materially change our effective tax rate. Accordingly, there can be no assurance that our future effective income tax rate will be comparable to our historical rates.

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

Summary. Based on the factors discussed above, our net income was $29.8 million and $31.9 million for 2006 and 2007, respectively, and our net loss for 2008 was $0.5 million.

Changes in Financial Condition

The following table summarizes our cash flows for 2006, 2007 and 2008 (in thousands):

	Year Ended

	December 31, 2006	December 31, 2007	December 31, 2008

Cash flows provided (used) by operating activities	$8,426	$(21,121)	$(228,667)
Cash flows provided by investing activities	4,461	19,477	15,954
Cash flows (used) provided by financing activities	(26,443)	75,469	149,515

Net (decrease) increase in cash and cash equivalents	$(13,556)	$73,825	$(63,198)

Cash Flows From Operating Activities. Cash flows from operating activities decreased $207.5 million from net cash outflows of $21.1 million to outflow of $228.7 million during 2007 and 2008, respectively. The decrease in cash flows from operating activities during 2008 compared to 2007 was primarily a result of our decision to structure sales of our notes receivable after March 2008 so that they are accounted for as on-balance sheet borrowings. As we provide up to 90% financing to customers representing approximately 95% of our resort sales, operating cash flows are expected to be negative in periods of increasing sales. We typically monetize our receivables through various on-balance sheet purchase facilities and hypothecation facilities, the cash flows from which are included in cash provided by financing activities. Only when we structure receivable finance transactions as off-balance sheet sales do the associated cash proceeds increase cash from operating activities. During 2008, we sold $68.6 million of notes receivable through off-balance sheet transactions compared to $266.9 million in 2007. While we did monetize $336.5 million of notes receivable through on-balance sheet transactions during 2008, all of the associated cash inflow is included in cash from financing activities.

The decision to structure sales of our notes receivable so that they are accounted for as on-balance sheet borrowings has not and will not, in and of itself, impact total cash flows; however, we expect that it has had and will have the effect of reducing cash inflows from operating activities and increasing cash inflows from financing activities.

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

Cash Flows From Investing Activities. Cash flows from investing activities decreased $3.5 million from net cash inflows of $19.5 million to $15.9 million for 2007 and 2008, respectively. This decrease was due primarily to higher expenditures in 2008 for property and equipment as compared to 2007 and by the expenditure of cash to acquire the real estate and operations at two resorts, The Royal Suites at Atlantic Palace in Atlantic City, New Jersey, and Club La Pension in New Orleans, Louisiana, each of which constituted the purchase of a business. These outflows were offset by higher amounts of cash received in 2008 from our retained interests in notes receivable sold as compared to amounts received in the 2007 period.

Cash flows from investing activities increased $15.0 million from net cash inflows of $4.5 million to $19.5 million for 2006 and 2007, respectively. This increase was due primarily to higher amounts of cash received in 2007 from our retained interests in notes receivable sold and lower expenditures in 2007 for property and equipment as compared to 2006.

Cash Flows From Financing Activities. Cash flows from financing activities increased $74.0 million from net cash inflows of $75.5 million to inflows of $149.5 million during 2007 and 2008, respectively. This increase was primarily related to an increase of approximately $160.7 million in net borrowings that are collateralized by VOI notes receivable. This increase was partially offset by lower borrowings of approximately $105.8 million in 2008 under our lines-of-credit compared to $147.8 million in 2007. Cash flows from financing activities were also reduced in 2008 by the repayment of our $55.0 million senior secured notes on March 31, 2008. In addition, during the 2007 period, we received $20.6 million of proceeds in connection with our issuance of the junior subordinated debentures and had no such proceeds during the 2008 period.

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

Liquidity and Capital Resources

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

Historically our business model has depended on the availability of credit in the commercial markets. Resorts sales are dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% of the purchase in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses and exceed the buyer’s down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor in our ability to meet our short and long-term cash needs. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically resulted in the incurrence of debt for the acquisition, construction and development of new resorts. Bluegreen Communities has also historically incurred debt for the acquisition and development of our residential land communities.

In recent months, there have been unprecedented disruptions in the credit markets, which have made obtaining additional and replacement external sources of liquidity more difficult and more costly. The term securitization market has been virtually non-existent, and, as a result, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry have announced that they will either be exiting the finance business or will not be entering into new financing commitments for the foreseeable future, including certain of our lenders, such as Textron Financial Corporation, although such lenders continue to honor existing commitments. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been generally unavailable. While there is no assurance we will be successful we are currently exploring alternatives to the traditional credit and securitization markets for monetizing our VOI receivables.

In the fourth quarter of 2008, we made a decision to implement certain strategic initiatives with a view to better positioning our operations in the event of a prolonged downturn in the commercial credit markets. We anticipate that as a result of these and other initiatives that our 2009 sales of VOIs will be materially less than our 2008 sales. We intend to continue to monitor our results as well as the external environment in order to attempt to adjust our business to the conditions which exist to the extent possible. The ongoing goals of our strategic initiatives are designed to conserve cash and enhance our financial position by:

•	Significantly reducing our Resorts sales operations in an effort to match our sales pace to our liquidity and known receivable capacity, to the extent possible;

•	Emphasizing cash-based business in our sales, resort management and finance operations;

•	Minimizing from the cash requirements of Bluegreen Communities to the extent possible;

•	Reducing overhead and increasing efficiency;

•	Minimizing capital spending;

•	Working with our lenders to renew, extend, or refinance our credit facilities.

•	Maintaining compliance under our outstanding indebtedness.

•	Continuing to provide what we believe to be a high level of quality vacation experiences and customer service to our VOI owners.

While there is no assurance that these goals will be achieved, initial actions taken to date include the following:

•

We closed 11 of our 29 sales offices, including all of our off-site sales offices. Closures were concentrated on sales offices that were generating marginal profits and, in some cases, losses. Because we can typically sell our VOI inventory in any of our sales offices our entire VOI inventory is saleable despite the closure of the sales office at any particular resort.

•	We implemented a credit underwriting program for our financed sales. FICO© score criteria are being used as a condition of financing as well as, in determining the appropriate level of down payment.

•

We eliminated certain marketing programs and are primarily focused on what we believe are our three most efficient programs: marketing to our existing owner base; marketing to consumers who purchased Sampler packages, which are one-year, prepaid rental packages allowing purchasers to experience the Bluegreen Vacation Club prior to purchasing a full VOI; and our Bass Pro Shops marketing program. Historically, these marketing programs have been more effective and as a result have had lower cash marketing expenses.

•	We began to emphasize cash sales and higher down payments at the time of sale by refocusing our sales personnel through commission incentive programs.

•	We also have increased efforts to promote our existing 30-day, same-as-cash program to encourage consumers to payoff their loans early.

•	We have eliminated over 3,000 staff positions, including seasonal associates, which we believe will significantly reduce resorts SG&A and corporate SG&A in 2009.

•

Based on the opening or acquisition of new resorts during 2008 and the expected completion of certain projects currently under development, we made a decision to materially reduce our inventory spending. We believe that we have adequate timeshare inventory to satisfy our 2009 projected sales and, based on our decision to reduce sales levels for several years thereafter.

•

We are pursuing growth in our sales and marketing, resorts management, mortgage servicing and title businesses by seeking opportunities to use our core competencies in these areas to generate fee income by providing these services to third-parties. In addition, although sales levels will be decreased, we believe our resorts management business and mortgage portfolio are sources of recurring cash receipts.

Our initial actions at Bluegreen Communities include:

•

We consolidated field operations, thereby eliminating sales, construction and/or administrative activities at 10 locations. We created four regional sales offices, and instituted new policies with the goal of better distributing sales leads to our best performing sales associates.

•

We have eliminated those advertising programs which we believe have become less effective in the current market environment. We implemented a centralized contact management group with the goal of improving the efficiency of our Internet marketing campaigns, which we anticipate will over time become our primary marketing channel.

•	We have eliminated over 60% of our sales, marketing, development and administrative associates compared to the beginning of 2008, which we believe will significantly reduce Communities SG&A in 2009.

•	As we have completed development of phases of our communities, we expect development expenditures in 2009 to be materially below expenditures in 2008.

•

We have organized a real estate advisory services business and will be pursuing opportunities to use our core competencies to provide asset management, market research and other real estate consulting services to third-parties on a fee basis.

We have a material amount of debt maturing or requiring partial repayment in 2009, as well as facilities for which the advance period has or will expire. We intend to seek to renew, extend or refinance our debt and we believe that the implementation of our strategic initiatives will best position us to address these matters with our existing and future lenders. However, there is no assurance that we will be successful in our efforts to renew, extend or refinance that debt. Further, we may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt. There is no assurance that such financing will be available to us on favorable terms or at all. In light of the current trading price of our common stock, financing involving the issuance of our common stock or securities convertible into our common stock would be highly dilutive to our existing shareholders.

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant cash requirements to service debt, reduce funds available for operations and future business opportunities and increase our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on or repurchase preferred or common stock; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of December 31, 2008. These facilities do not constitute all of our outstanding indebtedness as of December 31, 2008. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation Ownership Receivables Purchase Facilities – Off-Balance Sheet Arrangements

We have historically chosen to monetize our receivables through various facilities and through periodic term securitization transactions, as these arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have historically generated gains on our income statement on a periodic basis, which would not be realized under a traditional financing arrangement. As previously discussed, we made the decision to structure future sales of our notes receivable so that they are accounted for as on-balance sheet borrowings. Recently, the term securitization market has had minimal activity and there can be no assurances that these types of transactions will be available in the future at acceptable cost, if at all. Based on our expected lower resorts sales pace, we believe that we will not need to enter into any new receivable financing facilities or term securitization transcations in 2009, however there can be no assurances that this will be the case.

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

The following is a summary of significant financial information related to our off-balance sheet facilities and securitizations and the related on-balance sheet retained interests during the periods presented below (in thousands):

	As of December 31,

	2007	2008

On Balance Sheet:
Retained interests in notes receivable sold	$141,499	$113,577

Off Balance Sheet:
Notes receivable sold without recourse	644,735	545,496
Principal balance owed to note receivable purchasers	597,970	498,809

	Years Ended December 31,

	2006	2007	2008

Income Statement:

Gain on sales of notes receivable (1)	$44,700	$39,372	$8,245
Interest accretion on retained interests in notes receivable sold(2)	14,569	15,157	17,729
Servicing fee income	6,955	8,698	9,436

(1)	Includes amounts classified as VOI sales, pursuant to SFAS No. 152.

(2)	Net of other-than-temporary decreases in the fair value of retained interest in notes receivable sold.

Credit Facilities for Bluegreen’s Receivables and Inventories

In addition to the VOI receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. We had the following credit facilities, as of December 31, 2008 (see further discussion below):

Credit Facility	Outstanding Borrowings as of December 31, 2008	Availability as of December 31, 2008		Advance Period Expiration; Borrowing Maturity	Borrowing Limit	Borrowing Rate	Interest Rate as of December 31, 2008

The GMAC AD&C Facility	$99.8 million	$—		Expired; November 18, 2011(1)	$150.0 million	30-day LIBOR + 4.50%	4.94%

2008 BB&T Purchase Facility	$139.1 million	$10.9	million(2)	May 25, 2010(3); March 5, 2021	$150.0 million	30-day LIBOR + 1.75%	2.19%

The GMAC Communities Facility	$59.4 million	$0.6	million(2)(4)	Expired; September 30, 2009(5)	$75.0 million	Prime + 1.00%	4.25%

The GE Bluegreen/Big Cedar Facility	$33.7 million	$11.3	million(2)	April 16, 2009; April 16, 2016	$45.0 million	30-day LIBOR + 1.75%	2.19%

Textron Facility	$15.5 million	$44.3	million(6)	April 17, 2010; June 30, 2013(7)	$75.0 million	Prime + 1.25% to 1.50%	4.50% to 4.75%

Foothill Facility	$24.1 million	$5.9	million(2)	December 31, 2009; December 31, 2010	$30.0 million	Prime + 0.25% to 0.50%(8)	4.00%

Liberty Bank Facility	$43.5 million	$31.5	million(2)	August 27, 2010; August 27, 2014	$75.0 million	30-day LIBOR + 2.50%(9)	5.75%

(1)

Repayment of the outstanding amount is effected through release payments as the related collateral of VOI inventory is sold, subject to periodic minimum required amortization between December 31, 2008 and maturity, with substantially all of such required amortization occurring in 2010 and 2011.

(2)	Facility is revolving during the advance period, so there is additional availability as the facility is paid down.

(3)

Revolving advance period will end on May 25, 2009, unless a “take-out” financing (as defined in the applicable facility agreements) occurs prior to this date or such provision is otherwise waived by the lender.

(4)

Borrowings on the specific projects added to the facility prior to expiration can be made after expiration subject to the terms and conditions of each individual project commitment. Availability as of December 31, 2008 is based on the then current borrowing base as defined in the loan agreements. See further discussion below.

(5)

One project commitment for approximately $8.6 million matures in July 2009, with the remaining commitments maturing in September 2009. Prior to these dates, repayment of the outstanding amount is effected through release payments as the related collateral of homesite inventory is sold.

(6)

Certain other obligations to Textron and its affiliates in excess of $25.0 million, including the outstanding balance of $1.0 million on an existing Textron receivables facility, and outstanding bonds purchased in Bluegreen Corporation’s term securitization transactions, also reduce the availability under the Facility.

(7)

Repayment of the outstanding amount is effected through release payments as the related collateral of VOI inventory is sold, subject to periodic minimum required amortization between December 31, 2008 and maturity.

(8)	Interest charged on this facility is variable and may be subject to a 4.00% floor under certain circumstances.

(9)	Interest charged on this facility is variable, subject to a floor of 5.75%.

Credit Facilities for Bluegreen Resorts’ Receivables and Inventories

The GMAC AD&C Facility. In September 2003, Residential Funding Corporation (“RFC”), an affiliate of GMAC provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the “GMAC AD&C Facility”). The advance period for the GMAC AD&C Facility has expired. Outstanding borrowings mature no later than November 18, 2011. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Based on the terms of the individual project commitments and previous principal payments made, minimum required amortization under the facility is as follows 2009 - $1.4 million; 2010 - $42.6 million; 2011 - $55.8 million. Interest payments are due monthly. During 2008, we borrowed $36.9 million to fund construction and development at our Club 36 resort in Las Vegas, Nevada, and $31.7 million for construction and development at our Fountains Resort in Orlando, Florida. These borrowings were offset by repayments of $50.5 million. As of December 31, 2008, we had no remaining availability on this line of credit.

The 2008 BB&T Purchase Facility. In March 2008, we renewed an existing receivables purchase facility with Branch Banking & Trust Company (“BB&T”), which extended the advance period under the facility to May 2010 and increased the facility amount to a cumulative purchase price of $150 million on a revolving basis (the “2008 BB&T Purchase Facility”). The revolving advance period will end on May 25, 2009, unless a “take-out” financing (as defined in the applicable facility agreements) occurs prior to this date or such provision is otherwise waived by the lender. While ownership of the receivables is transferred for legal purposes, the transfers of the receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The 2008 BB&T Purchase Facility utilizes an owner’s trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary (“BTFC I”), and BTFC I subsequently transfers the receivables to an owner’s trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the 2008 BB&T Purchase Facility. The 2008 BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the 2008 BB&T Purchase Facility are subject to certain conditions precedent. Under the 2008 BB&T Purchase Facility, as amended, a variable purchase price of approximately 83% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The specified return is equal to the commercial paper rate or LIBOR rate plus 1.75%, subject to use of alternate return rates in certain circumstances. We act as servicer under the 2008 BB&T Purchase Facility for a fee.

During 2008, we pledged $226.5 million of notes receivable to BTFC I and received $188.0 million in cash proceeds. In connection with the 2008 Term Securitization, $51.0 million of the amounts outstanding on the 2008 BB&T Purchase Facility were repaid.

As the 2008 BB&T Purchase Facility is revolving, availability under the facility increases as cash is received on the VOI notes receivable collateralized under the facility and BB&T is repaid, up to the $150 million facility limit through the expiration of the advance period, pursuant to the terms of the facility.

In 2009 we pledged $13.0 million of VOI notes receivable to this facility and received cash proceeds of $10.8 million. In addition to this borrowing we also had repayments of $8.2 million during 2009. Subsequent to the repayments and borrowings during 2009, our remaining availability under this facility was $8.3 million, subject to eligible collateral and customary terms and conditions.

The GE Bluegreen/Big Cedar Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The facility allows for advances on a revolving basis through April 16, 2009, and all outstanding borrowings mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the facility ranges from 97% - 90% (based on the spread between the weighted average note receivable coupon and GE’s interest rate) of the outstanding principal balance of eligible notes receivable arising from the sale of VOIs. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at the one month LIBOR rate plus 1.75%. During 2008, we pledged $20.6 million of notes receivable and received $19.9 million in cash proceeds.

Textron Facility. In April 2008, Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Textron Facility”) with Textron Financial Corporation (“Textron”). The Textron Facility has been used to facilitate the borrowing of funds for resort acquisition and development activities. Bluegreen Corporation has guaranteed all sub-loans under the master agreement. The borrowing period for the Textron Facility expires in April 2010 with a maturity date varying on the individual sub-loan agreements under the master facility. Interest on the Textron Facility is equal to the prime rate plus 1.25% - 1.50% and is due monthly. At the time that this facility was entered into, BVU had existing borrowings, which were incorporated into the Textron Facility, in conjunction with our World Golf Village and Odyssey Dells resorts, totaling $1.9 million and $7.0 million, respectively.

In April 2008, we borrowed $9.0 million in connection with the acquisition of The Royal Suites at Atlantic Palace located in Atlantic City, New Jersey. In May 2008, we also borrowed $8.4 million in connection with the acquisition of additional VOIs at one of our existing resorts in Wisconsin. These borrowings were partially offset by repayments of $12.7 million. The interest rate on these borrowings is the prime rate plus 1.50%, and the maturity date varies based on the sub-loan borrowing agreements, as follows, both subject to minimum required amortization during the periods prior to maturity: New Jersey – April 2013; Wisconsin – June 2013.

In addition, certain other obligations to Textron and its affiliates in excess of $25.0 million, including the outstanding balance of $1.0 million on an existing Textron receivables facility, and outstanding bonds purchased in Bluegreen Corporation’s term securitization transactions, also reduce the availability under the Textron facility. At December 31, 2008, these other Textron obligations totaled approximately $39.2 million; therefore, the excess of $14.2 million over the $25.0 million threshold reduced our revolving availability under the Textron Facility to $44.3 million, subject to eligible collateral and customary terms and conditions.

In December 2008, Textron Financial Corporation announced a plan to exit most of its commercial finance business, including its timeshare finance programs. However, Textron has continued to honor its commitments under the Textron Facility to date.

The Foothill Facility. In June 2008, we amended and extended our revolving credit facility with Wells Fargo Foothill, Inc. (“Foothill”). Historically, we have primarily used this facility for borrowings collateralized by Bluegreen Communities receivables and inventory, but we may also use this facility for borrowings collateralized by the pledge of VOI receivables. The amendment extends the borrowing period for advances on eligible receivables through December 31, 2009, and extends the maturity date of all borrowings to December 31, 2010. In addition, the facility provides for a new borrowing base of up to $25.0 million (included in the $30.0 million facility amount) of advances at 90% of certain VOI receivables that were not previously eligible under the facility. The interest rate charged on outstanding receivable borrowings under the facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance under certain sub-lines is greater than or equal to $15.0 million. If the average monthly outstanding loan balance under certain sub-lines is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. During 2008, we pledged $39.1 million of notes receivable to this facility and received cash proceeds of $35.1 million, net of facility fees of approximately $0.9 million.

As the Foothill facility is revolving, availability under the facility increases as cash is received on the VOI notes receivable collateralized under the facility and Foothill is repaid, up to the $30.0 million facility limit through the expiration of the advance period, pursuant to the terms of the facility.

Liberty Bank Facility. During August 2008, we entered into a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial. The facility provides for a 90% advance on eligible receivables pledged under the facility during a two-year period ending on August 27, 2010, subject to customary terms and conditions. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance, if any, being due on August 27, 2014. The facility bears interest at the one-month LIBOR plus 2.5%, subject to a floor of 5.75%. During 2008, we pledged $50.4 million of VOI notes receivable to this facility and received cash proceeds of $45.3 million.

As the Liberty Bank facility is revolving, availability under the facility increases as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid, up to the $75.0 million facility limit through the expiration of the advance period, pursuant to the terms of the facility.

In 2009 we pledged $6.5 million of VOI notes receivable to this facility and received cash proceeds of $5.8 million. In addition to these borrowings we also had repayments of $2.1 million during 2009. Subsequent to the repayments and borrowings during 2009 our remaining availability under this facility was $27.8 million, subject to eligible collateral and customary terms and conditions.

Other Effective Receivable Capacity. Pursuant to the terms of certain of our prior term securitizations and similar type transactions, we have the ability to substitute new VOI notes receivable into such facilities in the event of receivables that were previously sold in such transactions defaulting or being the subject of an owner upgrade transaction, subject to certain limitations. The resulting impact of certain of these substitutions was for additional cash to be received by us through our monthly distribution on our retained interest in notes receivable sold. We intend to continue to use this other effective receivable capacity for the foreseeable future, subject to the terms and conditions of the applicable facilities.

Credit Facilities for Bluegreen Communities’ Receivables and Inventories

The Foothill Facility. See the description of this facility under “Credit Facilities for Bluegreen Resorts’ Receivables and Inventories” above. As amended the Foothill facility provides no availability for Communities inventory; however, as of December 31, 2008, approximately $2.0 million of the outstanding balance was secured by the pledge of Bluegreen Communities’ receivable borrowings.

The GMAC Communities Facility. We have a revolving credit facility with RFC (the “GMAC Communities Facility”) for the purpose of financing our Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the GMAC Communities Facility is secured by our Carolina National and the Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. The period during which we can add additional projects to the GMAC Communities Facility has expired although we can continue to borrow on projects approved prior to the expiration of individual borrowing commitments starting in July 20, 2009 ($8.6 million) with the remaining project commitment maturities occurring in September 2009. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to finance the acquisition and development of Bluegreen Communities projects. During 2008, we borrowed $16.5 million to fund development expenditures on certain of the secured projects. These borrowings were offset by repayments of $23.5 million. RFC has recently informed us that they will be performing updated appraisals on certain of the projects which collateralize the facility. The results of such appraisals and the impact of such on the borrowing base calculation under the facility are unknown at this time.

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

We had the following junior subordinated debentures outstanding at December 31, 2008 (dollars in thousands):

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

Unsecured Credit Facility

In August 2007, we executed agreements to renew our unsecured line-of-credit with Wachovia Bank, N.A. and increase it from $15.0 million to $20.0 million. Subject to its terms and conditions, this line-of-credit is an available source of short-term liquidity for us. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75% (2.19% at December 31, 2008). Interest is due monthly, and all outstanding amounts are due on July 30, 2009. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. During 2008, we borrowed $10.0 million under this line-of-credit for general corporate purposes. As of December 31, 2008, based on outstanding borrowings and letters of credit, the remaining revolving availability under this line-of-credit was approximately $10.0 million.

During 2009 we borrowed an additional $8.0 million under the line-of-credit. Subsequent to this borrowing our remaining availability under this line-of-credit was approximately $2.0 million.

Commitments

Our material commitments as of December 31, 2008 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal and interest payments, respectively, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of December 31, 2008 (in thousands):

	Payments Due by Period

	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Contractual Obligations

Receivable-backed notes payable	$1,036	$24,096	$—	$223,985	$249,117
Lines-of-credit and notes payable	100,835	109,042	7,172	5,690	222,739
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	11,351	18,915	11,557	23,228	65,051

Total contractual obligations	113,222	152,053	18,729	363,730	647,734

Interest Obligations (1)

Receivable-backed notes payable	7,486	14,098	13,255	25,586	60,425
Lines-of-credit and notes payable	8,427	7,093	657	1,339	17,516
Jr. Subordinated debentures	10,618	18,337	14,211	153,783	196,949

Total contractual interest	26,531	39,528	28,123	180,708	274,890

Total contractual obligations	$139,753	$191,581	$46,852	$544,438	$922,624

(1)	Assumes that the interest rate on variable rate debt remains the same as the rate at December 31, 2008.

We intend to use cash flow from operations, including cash received from the sale/pledge of VOI notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments required on contractual obligations. While this may not prove to be the case, we believe that we will be successful in renewing certain debt facilities and/or obtaining extensions. Based on this and the expected positive impact on our financial position of the strategic initiatives implemented in the fourth quarter of 2008, we believe that we will be in a position to meet required debt payments when we expect them to be ultimately due, however there can be no assurance that this will be the case.

We estimate that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $19.6 million as of December 31, 2008. We estimate that the total cash required to complete the phases of our Bluegreen Communities projects in which sales have occurred was approximately $30.2 million as of December 31, 2008. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next three to five years, primarily with cash generated from operations. There can be no assurance that we will be able to generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities we intend to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives discussed above and the availability of credit. We will be required to renew or replace credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and events of default or termination. No assurance can be given that we will not be required to seek waivers of such covenants, that we will successful in obtaining waivers, or that such covenants will not limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

Our total revenues and net assets denominated in a currency other than U.S. dollars during the year ended December 31, 2008 were approximately 2% of consolidated revenues and consolidated assets, respectively. Sales generated by Bluegreen Properties, N.V., our subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

We sold $243.6 million, $266.9 million and $68.6 of fixed-rate VOI notes receivable off-balance sheet during 2006, 2007 and 2008, respectively, under various vacation ownership receivable purchase facilities and term securitization transactions (See Note 6 of the Notes to Consolidated Financial Statements for further information). Our gains on sale recognized are generally based upon either fixed or variable interest rates at the time of sale including the prevailing weighted-average term treasury rate, commercial paper rates or LIBOR rates (depending on the purchase facility in effect) and many other factors including, but not limited to the weighted-average coupon rate and remaining contractual life of the loans sold, and assumptions regarding the constant prepayment rate, loss severity, annual default and discount rates. See Note 7 in the Notes to the consolidated financial statements for the hypothetical change in fair value or our retained interest in notes receivable sold based on adverse changes in assumptions including discount rate.

As of December 31, 2008, we had fixed interest rate debt of approximately $115.3 million and floating interest rate debt of approximately $467.4 million. In addition, our notes receivable from VOI and homesite customers were comprised of $382.5 million of fixed rate loans and $3.8 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or LIBOR interest rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

If interest rates increased or decreased one-percentage point, the effect on interest expense related to our variable-rate debt would be approximately $4.0 million. A similar change in interest rates would affect the total fair value of our fixed rate debt, by an immaterial amount. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change in interest rates, we would likely attempt to take actions to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLUEGREEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2007	December 31, 2008

ASSETS
Cash and cash equivalents (including restricted cash of $19,460 and $21,214 at December 31, 2007 and 2008, respectively)	$144,973	$81,775
Contracts receivable, net	20,532	7,452
Notes receivable (net of allowance of $17,458 and $52,029 at December 31, 2007 and 2008, respectively)	160,665	340,644
Prepaid expenses	14,824	9,801
Other assets	23,405	27,488
Inventory	434,968	503,269
Retained interests in notes receivable sold	141,499	113,577
Property and equipment, net	94,421	109,501
Goodwill	4,291	—

Total assets	$1,039,578	$1,193,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$38,901	$24,900
Accrued liabilities and other	60,421	52,283
Deferred income	36,559	29,854
Deferred income taxes	98,362	91,802
Receivable-backed notes payable	54,999	249,117
Lines-of-credit and notes payable	176,978	222,739
10.50% senior secured notes payable	55,000	—
Junior subordinated debentures	110,827	110,827

Total liabilities	632,047	781,522

Minority interest	22,423	29,518

Commitments and contingencies (Note 16)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 90,000 shares authorized; 33,957 and 33,996 shares issued at December 31, 2007 and 2008, respectively	339	339
Additional paid-in capital	178,144	182,654
Treasury stock, 2,756 common shares at both December 31, 2007 and 2008, at cost	(12,885)	(12,885)
Accumulated other comprehensive income, net of income taxes	9,808	3,173
Retained earnings	209,702	209,186

Total shareholders’ equity	385,108	382,467

Total liabilities and shareholders’ equity	$1,039,578	$1,193,507

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008

Revenues:
Gross sales of real estate	$583,788	$605,250	$542,632
Estimated uncollectible VOI notes receivable	(59,497)	(65,242)	(75,847)
Gains on sales of VOI notes receivable	44,700	39,372	8,245

Sales of real estate	568,991	579,380	475,030

Other resort and communities operations revenue	61,753	67,411	69,182
Interest income	40,765	44,703	57,831

	671,509	691,494	602,043

Costs and expenses:
Cost of real estate sales	179,054	178,731	130,267
Cost of other resort and communities operations	44,356	49,982	48,087
Selling, general and administrative expenses	363,962	377,552	369,700
Interest expense	18,785	24,272	20,888
Other expense, net	2,861	1,743	1,637
Restructuring charges	—	—	15,617
Goodwill impairment charge	—	—	8,502

	609,018	632,280	594,698

Income before minority interest and provision for income taxes	62,491	59,214	7,345
Minority interest in income of consolidated subsidiary	7,319	7,721	7,095

Income before provision for income taxes and cumulative effect of change in accounting principles	55,172	51,493	250
Provision for income taxes	20,861	19,567	766

Income (loss) before cumulative effect of change in accounting principle	34,311	31,926	(516)
Cumulative effect of change in accounting principle, net of tax	(5,678)	—	—
Minority interest in cumulative effect of change in accounting principle	1,184	—	—

Net income (loss)	$29,817	$31,926	$(516)

Income (loss) before cumulative effect of change in accounting principle per common share:
Basic	$1.12	$1.03	$(0.02)

Diluted	$1.10	$1.02	$(0.02)

Cumulative effect of change in accounting principle, net of tax and net of minority interest in income of cumulative effect of change in accounting principle per common share:
Basic	$(0.15)	$—	$—

Diluted	$(0.14)	$—	$—

Net income (loss) per common share:
Basic	$0.98	$1.03	$(0.02)

Diluted	$0.96	$1.02	$(0.02)

Weighted average number of common and common equivalent shares:
Basic	30,557	30,975	31,241

Diluted	31,097	31,292	31,241

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Other Comprehensive Income, Net of Income Taxes	Retained Earnings	Total

Balance at December 31, 2005	33,268	$333	$169,684	$(12,885)	$8,575	$147,959	$313,666

Net income	—	—	—	—	—	29,817	29,817

Net change in unrealized gains on retained interests in notes receivable sold, net of income taxes and reclassification adjustments	—	—	—	—	4,057	—	4,057

Comprehensive income							33,874
Shares issued upon exercise of stock options	312	3	2,642	—	—	—	2,645
Stock compensation expense	—	—	2,103	—	—	—	2,103
Modification of equity awards and vesting of restricted stock	23	—	735	—	—	—	735

Balance at December 31, 2006	33,603	336	175,164	(12,885)	12,632	177,776	353,023

Net income	—	—	—	—	—	31,926	31,926

Net change in unrealized gains or losses on retained interests in notes receivable sold, net of income taxes and reclassification adjustments	—	—	—	—	(2,824)	—	(2,824)

Comprehensive income							29,102
Shares issued upon exercise of stock options	140	1	558	—	—	—	559
Stock compensation expense	—	—	2,052	—	—	—	2,052
Vesting of restricted stock	214	2	370	—	—	—	372

Balance at December 31, 2007	33,957	$339	$178,144	$(12,885)	$9,808	$209,702	$385,108

Net loss	—	—	—	—	—	(516)	(516)

Net change in unrealized gains or losses on retained interests in notes receivable sold, net of income taxes and reclassification adjustments	—	—	—	—	(6,635)	—	(6,635)

Comprehensive loss							(7,151)
Shares issued upon exercise of stock options	39	—	132	—	—	—	132
Stock compensation expense	—	—	4,378	—	—	—	4,378

Balance at December 31, 2008	33,996	$339	$182,654	$(12,885)	$3,173	$209,186	$382,467

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008

Operating activities:
Net income (loss)	$29,817	$31,926	$(516)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle, net	5,678	—	—
Communities inventory impairment	—	—	5,204
Non-cash stock compensation expense	2,848	2,422	4,378
Minority interest in income of consolidated subsidiary	6,135	7,721	7,095
Depreciation	14,376	14,489	13,243
Amortization	2,793	3,180	1,841
Gain on sales of notes receivable	(44,700)	(39,372)	(8,245)
Loss on disposal of property and equipment	2,096	688	5,140
Provision for loan losses	59,489	65,419	76,079
Provision (benefit) for deferred income taxes	12,835	12,468	(2,804)
Interest accretion on retained interests in notes receivable sold	(14,569)	(15,157)	(17,729)
Proceeds from sales of notes receivable	218,455	229,067	55,705
Goodwill impairment	—	—	8,502
Changes in operating assets and liabilities:
Contracts receivable	3,854	3,324	13,080
Notes receivable	(283,305)	(305,972)	(313,661)
Prepaid expenses and other assets	(12,009)	(473)	3,898
Inventory	(8,273)	(59,322)	(53,470)
Accounts payable, accrued liabilities and other	12,906	28,471	(26,407)

Net cash provided (used) by operating activities	8,426	(21,121)	(228,667)

Investing activities:
Cash received from retained interests in notes receivable sold	30,032	35,949	44,884
Business acquisitions	—	—	(6,105)
Investments in statutory business trusts	(928)	(619)	—
Purchases of property and equipment	(24,736)	(15,855)	(22,883)
Proceeds from sales of property and equipment	93	2	58

Net cash provided by investing activities	4,461	19,477	15,954

Financing activities:
Proceeds from borrowings collateralized by notes receivable	68,393	151,973	287,478
Payments on borrowings collateralized by notes receivable	(85,114)	(120,145)	(94,964)
Proceeds from borrowings under line-of-credit facilities and notes payable	56,670	147,835	105,832
Payments under line-of-credit facilities and notes payable	(94,586)	(123,320)	(90,907)
Payments on 10.50% senior secured notes	—	—	(55,000)
Proceeds from issuance of junior subordinated debentures	30,928	20,619	—
Payments of debt issuance costs	(4,438)	(2,052)	(3,056)
Proceeds from exercise of employee and director stock options	2,645	559	132
Distributions to minority interest	(941)	—	—

Net cash (used) provided by financing activities	(26,443)	75,469	149,515

Net (decrease) increase in cash and cash equivalents	(13,556)	73,825	(63,198)
Cash and cash equivalents at beginning of period	84,704	71,148	144,973

Cash and cash equivalents at end of period	71,148	144,973	81,775
Restricted cash and cash equivalents at end of period	(21,476)	(19,460)	(21,214)

Unrestricted cash and cash equivalents at end of period	$49,672	$125,513	$60,561

See accompanying notes to consolidated financial statements

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008

Supplemental schedule of non-cash operating, investing and financing activities:
Inventory acquired through financing	$95,698	$26,425	$10,132

Property and equipment acquired through financing	$4,640	$1,188	$4,639

Retained interests in notes receivable sold	$33,967	$36,222	$9,624

Change in net unrealized gains on retained interests in notes receivable sold	$6,423	$(4,554)	$(10,391)

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$17,171	$24,407	$21,813

Income taxes paid	$10,064	$9,823	$5,390

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Organization

We provide Colorful Places to Live and Play® through our resorts and residential communities businesses. Our resorts business (“Bluegreen Resorts”) acquires, develops, markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts generally located in popular, high-volume, “drive-to” vacation destinations. VOIs in our resorts typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Members in our Bluegreen Vacation Club may stay in any of our 50 participating resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 3,700 resorts and other vacation experiences such as cruises and hotel stays. Additionally, Bluegreen Vacation Club members who acquired or upgraded their VOIs on or after July 1, 2006, also have access to 18 Shell Vacation Club (“Shell”) resorts, through our Select Connections™ joint venture with Shell. Shell is an unaffiliated privately-held resort developer.

Our residential communities business (“Bluegreen Communities”) acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities.

During the fourth quarter of 2008, despite continued and steady customer demand for our VOIs but in light of the turmoil in and contraction of commercial credit markets, we implemented strategic initiatives to significantly reduce resorts sales operations and related overhead, in an effort to conserve cash and increase efficiencies. Such initiatives included closing 11 of our 29 sales offices; greatly eliminating what we have identified as lower-efficiency marketing programs; reducing overhead including eliminating a significant number of staff positions across a variety of areas at various locations; reducing our overall capital spending; and, limiting sales to borrowers who meet newly applied underwriting standards, and increasing interest rates on new sales transactions for which we provide financing, and reducing the proportion of sales requiring financing while increasing the proportion of sales providing cash proceeds. During 2008, we also made changes in the operations of Bluegreen Communities with a goal to minimize the cash requirement in its in light of current economic conditions and the deterioration of the real estate markets (see Note 3 for further explanation on these activities).

Our other resort and communities operations revenues consist primarily of resort property and homeowners’ association management services, resort title services, resort amenity operations, non-cash sales incentives provided to buyers of VOIs, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs. We believe our property and association management business and our finance operations are continuing sources of cash profits, and therefore have not materially reduced these areas of our business.

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

Revenue Recognition and Contracts Receivable

In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate, as amended by SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions (“SFAS No. 152”), we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should our estimates regarding the collectibility of our receivables change adversely, we may have to defer the recognition of sales and our results of operations could be negatively impacted. Under the provisions of SFAS No. 152 on January 1, 2006, the calculation of the adequacy of a buyer’s commitment for the sale of VOIs requires that cash received towards the purchase of our VOIs be reduced by the value of certain incentives provided to the buyer at the time of sale. If after considering the value of the incentive the 10% requirement is not met, the VOI sale, and the related cost and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that we provide to buyers of our VOIs may result in additional VOI sales being deferred, and thus our results of operations could be materially adversely impacted.

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

Contracts receivable consists of: (1) amounts receivable from customers on recent sales of VOIs pending recording of the customers’ notes receivable in our loan servicing system; (2) receivables related to unclosed homesite sales; and, (3) receivables from third-party escrow agents on recently closed homesite sales. Contracts receivable are stated net of a reserve for loan losses of $0.9 million and $0.2 million at December 31, 2007 and 2008, respectively.

Under SFAS No.152, rental operations, including the usage of our Sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenue are charged to expense as incurred. Conversely, incremental revenue in excess of incremental carrying costs is recorded as a reduction to VOI inventory. Incremental carrying costs include costs that have been incurred by us during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees. During the years ended December 31, 2008 and 2007, all of our rental revenue and Sampler revenue earned was recorded as an off-set to cost of other resort and communities operations as such amounts were less than the incremental carrying cost.

Our other resort and communities operations revenues consist primarily of sales and service fees from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized as:

Resort title fees	Escrow amounts are released and title documents are completed.

Resort Management and service fees	Management services are rendered.

Rental and Sampler program	Guests complete stays at the resorts. Rental and Sampler program proceeds are classified as a reduction to “Cost of other resort and communities operations”.

Realty commissions	Sales of third-party-owned real estate are completed.

Golf course and ski hill daily fees	Services are provided.

Our cost of other resort and communities operations consists of the costs associated with the various revenues described above as well as developer subsidies and maintenance fees on our unsold VOIs.

Notes Receivable

Our notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2007 and 2008, $3.1 million and $5.8 million, respectively, of our notes receivable were more than three months contractually past due and, hence, were not accruing interest income. Our notes receivable are generally charged off as uncollectible when they have become approximately 120 days past due.

We estimate uncollectibles for VOI notes receivable in accordance with SFAS No. 152. Under SFAS No. 152, the estimate of uncollectibles is based on historical uncollectibles for similar VOI notes receivable over the applicable historical period. We use a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes. We also consider whether the historical economic conditions are comparable to current economic conditions, as well as variations in underwriting standards. Additionally, under SFAS No. 152 no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. We review our reserve for loan losses on at least a quarterly basis. We estimate credit losses on our notes receivable portfolios generated in connection with the sale of homesites in accordance with SFAS No. 5, Accounting for Contingencies, as our notes receivable portfolios consist of large groups of smaller-balance, homogeneous loans. Consistent with Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues, we first segment our notes receivable by identifying risk characteristics that are common to groups of loans and then estimate credit losses based on the risks associated with these segments. Under this method, the amount of loss is reduced by the estimated value of the defaulted inventory to be recovered.

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

In connection with such transactions, we retain subordinated tranches and rights to excess interest spread which are retained interests in the notes receivable sold. Historically we have structured such transactions to be accounted for as “off-balance sheet” sales. Gain or loss on the sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer.

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

Inventory

Our inventory consists of completed VOIs, VOIs under construction, land held for future vacation ownership development and residential land acquired or developed for sale. We carry our completed inventory at the lower of i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes plus other costs incurred during construction, or ii) estimated fair value, less cost to dispose. VOI inventory and cost of sales is accounted for under the provisions of SFAS No. 152, which defines a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the SFAS No. 152 relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to SFAS No. 152, we do not relieve inventory for VOI cost of sales related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). For Communities real estate projects, costs are allocated to individual homesites in the Communities’ projects based on the relative estimated sales value of each homesite in accordance with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. Under this method, the allocated cost of a unit is relieved from inventory and recognized as cost of sales upon recognition of the related sale. Homesites reacquired upon default of the related receivable are considered held for sale and are recorded at fair value less costs to sell.

We periodically evaluate the recovery of the carrying amount of our individual resort and residential communities’ properties under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). During 2008, we recorded certain charges totaling $5.2 million under SFAS No. 144 related to the impairment of our carrying value of our inventory in our residential communities’ property (See Note 8 for further discussion).

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense on a straight-line basis over the terms of the related financing arrangements. We recognized amortization of deferred financing costs for the years ended December 31, 2006, 2007, and 2008 of approximately $2.7 million, $3.2 million, and $1.8 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

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

Goodwill

Our goodwill related to various business acquisitions made by the Resort Division during and prior to 2008. We account for our goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. In 2008, we recorded $4.2 million of goodwill related to the business acquisitions for Bluegreen Resorts, increasing total goodwill to $8.5 million. During the year ended December 31, 2008, we completed the required annual impairment testing of the goodwill recorded in our Bluegreen Resorts reporting unit. As a result of our annual impairment testing of goodwill for the year ended December 31, 2008, we determined that the fair value of our Bluegreen Resorts reporting units, based on our overall market capitalization, could not support the book value of goodwill. Accordingly, we wrote-off the balance of our goodwill and recorded a charge of $8.5 million.

Treasury Stock

We account for repurchases of our common stock using the cost method with common stock in treasury classified in our consolidated balance sheets as a reduction of shareholders’ equity.

Advertising Expense

We expense advertising costs, which include marketing costs, as incurred. Advertising expense was $123.0 million, $130.5 million and $126.6 million for the years ended December 31, 2006, 2007, and 2008, respectively. Advertising expense is included in selling, general and administrative expenses in our consolidated statements of operations.

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

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	During the year ended December 31,

	2006	2007	2008

Risk free investment rate	5.0%	4.9%	3.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor of expected market price	53.0%	45.8%	49.4%
Life of option	5.8 years	5.0 years	5.5 years

The Company uses historical data to estimate option exercise behavior and employee termination. The risk free investment rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses the historical volatility of the Company’s traded stock to estimate the volatility factor of expected market price.

We recognize stock-based compensation expense on a straight-line basis over the service or vesting period of the instrument. Total compensation costs related to stock-based compensation charged against income during the year ended December 31, 2008 was $4.4 million. Total stock-based compensation recorded in 2008 consists of $2.5 million related to the expense of existing and newly granted stock options and $1.9 million related to existing and newly granted restricted stock. At the grant date, the Company estimates the numbers of shares expected to vest and subsequently adjusts compensation costs for the estimated rate of forfeitures at the option grant date and on an annual basis. The Company uses historical data to estimate option exercise behavior and employee termination in determining the estimated forfeiture rate. Total compensation costs related to stock-based compensation charged against income during the year ended December 31, 2007 was $2.4 million, which consists of $2.0 million related to the expense of existing and newly granted stock options and $0.4 million related to existing and newly granted restricted stock. Total compensation costs related to stock-based compensation charged against income during the year ended December 31, 2006 was $2.8 million, which consists of $2.1 million related to the expense of existing and newly granted stock options, and $0.1 million related to existing and newly granted restricted stock, and $0.6 million related to the modification of existing stock options.

Earnings (Loss) Per Common Share

We compute basic earnings (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per share, but also gives effect to all dilutive stock options and unvested restricted shares using the treasury stock method. There were approximately 0.8 million, 1.3 million and 2.7 million stock options not included in diluted earnings per common share during the years ended December 31, 2006, 2007, and 2008, respectively, as the effect would be anti-dilutive.

The following table sets forth our computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Year Ended December 31,

	2006	2007	2008

Basic and diluted earnings per common share — numerator:
Net income (loss)	$29,817	$31,926	$(516)

Denominator:
Denominator for basic earnings (loss) per common share-weighted-average shares	30,557	30,975	31,241
Effect of dilutive securities:
Stock options and unvested restricted stock	540	317	—

Denominator for diluted earnings (loss) per common share-adjusted weighted-average shares and assumed conversions	31,097	31,292	31,241

Basic earnings (loss) per common share:	$0.98	$1.03	$(0.02)

Diluted earnings (loss) per common share:	$0.96	$1.02	$(0.02)

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires the change in net unrealized gains or losses on our retained interests in notes receivable sold, which are held as available-for-sale investments, to be included in other comprehensive income (loss). Comprehensive income (loss) is shown as a subtotal within our consolidated statements of shareholders’ equity for each period presented.

Business Combinations

During 2008, we purchased real estate and operations at two resorts, The Royal Suites at Atlantic Palace in Atlantic City, New Jersey, and Club La Pension in New Orleans, Louisiana. Each of these acquisitions constituted the purchase of a business under SFAS No. 141, Business Combinations, and Emerging Issues Task Force (“EITF”) 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The combined purchase price of these acquisitions was $21.8 million, which was allocated as follows: VOI inventory of $9.9 million, property and equipment of $7.7 million, and goodwill of $4.2 million. These acquisitions, individually and in the aggregate, are immaterial to our operations. The goodwill generated from these acquisitions was subsequently written-off (see discussion above on goodwill impairment).

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

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active. It states that determining fair value in a dislocated market is dependent upon the certain facts and may require the use of management’s judgment about whether individual transactions are forced liquidations or distressed sales. Additionally, FSP 157-3 provides guidance as to the potentially necessary estimates and adjustments that may be required in determining fair value based on observable data that may not be indicative of accurate fair value because the volume and level of trading activity in the asset class have significantly declined. We adopted FSP 157-3 on September 30, 2008 as it was effective upon issuance for prior periods which had not yet issued financial statements. The adoption of FSP 157-3 did not have any impact on our financial condition or results of operations.

In February 2009, the FASB issued FSP FAS No. 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. We adopted FSP FAS No. 140-4 and FIN 46(R)-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” in conjunction with our 2008 fiscal year-end. FSP FAS No. 140-4 and FIN 46(R)-8 amends FAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. FSP FAS No. 140-4 and FIN 46(R)-8 is effective for year-end 2008 disclosures. The adoption of FSP FAS No. 140-4 and FIN 46(R)-8 did not have a material impact on our financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, ‘Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends EITF Issue No. 99-20 to align the impairment guidance in EITF Issue No. 99-20 with that of FAS No. 115. FAS No. 115 measures impairment based on a determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 is effective for all fiscal years ending on and after December 31, 2008.

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

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 will become effective for us beginning with our 2009 fiscal year. Upon the initial adoption of this statement, we will change the classification and presentation of the non-controlling interest in the Bluegreen/Big Cedar Joint Venture, which we currently refer to as minority interest.

2. Cumulative Effect of Change in Accounting Principle

Effective January 1, 2006, we adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions (“SFAS No. 152”). This statement amends SFAS No. 66, Accounting for Sales of Real Estate, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, in association with the issuance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS No. 152 was issued to address the diversity in practice resulting from a lack of guidance specific to the timeshare industry. Among other things, the standard addressed the treatment of sales incentives provided by a seller to a buyer to consummate a transaction, the calculation of and presentation of uncollectible notes receivable, the recognition of changes in inventory cost estimates, recovery or repossession of VOIs, selling and marketing costs, operations during holding periods, developer subsidies to property owners’ associations and upgrade and reload transactions. Restatement of previously reported financial statements is not permitted. Accordingly, as a result of the adoption of SFAS No. 152, our financial statements for periods beginning on or after January 1, 2006, are not comparable, in certain respects, with those prepared for periods ended prior to January 1, 2006. Upon the initial adoption of this statement, we will change the classification and presentation of the non-controlling interest in the Bluegreen/Big Cedar joint venture (“the Joint Venture”), which we currently refer to as minority interest.

The adoption of SFAS No. 152 on January 1, 2006, resulted in a net charge of $4.5 million, which is presented as a cumulative effect of change in accounting principle, net of the related tax benefit and the charge related to minority interest.

3. Restructuring Charges

During the fourth quarter of 2008, in light of the uncertainties in the credit markets, we implemented strategic initiatives in the Resort Division to significantly reduce sales, conserve cash, and conserve availability under our receivables credit facilities. We decided, for the time being, to deemphasize our sales operations to conserve cash, while continuing to emphasize our cash generating income streams from our resorts management and finance operations. Such initiatives included closing 11 of our 29 sales offices; significantly eliminating what we have identified as lower-efficiency marketing programs; reducing overhead including eliminating a significant number of staff positions across a variety of areas at various locations; reducing our overall capital spending; limiting sales to borrowers who meet newly applied underwriting standards, and increasing interest rates on new sales transactions for which we provide financing. Our goal is to reduce the number of sales, while increasing the ultimate profitability of those sales we do make. In addition, based on the opening or acquisition of new resorts during 2008 and the expected completion of certain communities projects currently under development, we plan to reduce our inventory spending from $152.3 million during 2008 to a projected $30.0 million during 2009.

This restructuring involved incurring cost associated with lease termination obligations, the write down of certain fixed assets, and employee severance and benefits. The total charge associated with this restructuring is presented as a separate line item on our Condensed Consolidated Statements of Operations and the remaining unpaid liability as of December 31, 2008 is included as a component of Accrued Liabilities on our Condensed Consolidated Balance Sheets as of December 31, 2008. Restructuring costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During 2008, pretax restructuring charges were $15.6 million.

Restructuring costs, as well as our remaining liability, as the end of 2008 was as follows (in thousands):

	Charges during 2008	Cash Payments made during 2008	Liability at December 31, 2008

Severance and benefit-related costs(1)	$5,608	$2,068	$3,540
Lease termination obligation(2)	4,766	687	4,079
Fixed Assets write-downs, net of proceeds (3)	3,760	—	—
Other	1,483	173	349

Total Restructuring	$15,617	$2,928	$7,968

(1)	Includes severance payments made to employees, payroll taxes and other benefit relates costs in connection with the terminations of approximately 2,200 employees.

(2)

Includes costs associated with noncancelable property and equipment leases that we have ceased to use, as well as termination fees related to the cancellation of certain contractual lease obligations. Included in this amount are future minimum lease payments in excess of estimated sublease income, fees and expenses for which the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities were satisfied.

(3)

Includes write-downs of $1.6 million and $2.2 million for leasehold improvements and property and equipment, respectively, net of a nominal amount of cash received in connections with selling some of our assets.

4. Joint Venture

On June 16, 2000, one of our wholly-owned subsidiaries entered into an agreement with Big Cedar LLC (“Big Cedar”), an affiliate of Bass Pro, Inc. (“Bass Pro”), to form the Joint Venture, a vacation ownership development, marketing and sales limited liability company. We have a 51% ownership interest in the Joint Venture, while Big Cedar owns 49%. Under the terms of the original agreement, the Joint Venture would develop, market and sell VOIs at The Bluegreen Wilderness Club at Big Cedar, a 324-unit, wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. In December 2007, the agreement was amended to include the development, marketing, and sale of timeshare interests in additional property purchased by the Joint Venture in September 2007. The agreement, as amended, also requires that the Joint Venture pay Big Cedar a fee on sales of newly developed timeshare interests for promotional, marketing, and advertising services.

In addition to our 51% ownership interest, we also receive a quarterly management fee from the Joint Venture equal to 3% of the Joint Venture’s net sales in exchange for our involvement in the day-to-day operations of the Joint Venture. We also service the Joint Venture’s notes receivable in exchange for a servicing fee.

Based on our role as the day-to-day manager of the Joint Venture, our majority control of the Joint Venture’s Management Committee and our controlling financial interest in the Joint Venture, the accounts of the Joint Venture are consolidated in our financial statements.

5. Notes Receivable

The table below sets forth additional information relative to our notes receivable (in thousands).

	As of December 31,

	2007	2008

Notes receivable secured by VOIs	$172,787	$388,014
Notes receivable secured by homesites	5,336	4,659

Notes receivable, gross	178,123	392,673

Allowance for loan losses	(17,458)	(52,029)

Notes receivable, net	$160,665	$340,644

The weighted-average interest rate on our notes receivable was 13.8% and 14.4% at December 31, 2007 and 2008, respectively. All of our VOI loans bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 13.9% and 14.4% at December 31, 2007 and 2008, respectively. Approximately 81% of our notes receivable secured by homesites bear interest at variable rates, while the balance bears interest at fixed rates. The weighted-average interest rate charged on loans secured by homesites was 12.1% and 10.1% at December 31, 2007 and 2008, respectively.

Our vacation ownership loans are generally secured by property located in Florida, Nevada, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, Louisiana, New Jersey, and Aruba. The majority of Bluegreen Communities notes receivable are secured by homesites in Georgia, Texas and Virginia.

The table below sets forth the activity in our allowance for uncollectible notes receivable for 2007 and 2008 (in thousands):

	Year Ended December 31,

	2007	2008

Balance, beginning of year	$13,499	$17,458
Provision for loan losses	65,419	76,079

Less: Allowance on sold receivables	(42,750)	(10,964)

Less: Write-offs of uncollectible receivables	(18,710)	(30,544)

Balance, end of year	$17,458	$52,029

Installments due on our notes receivable during each of the five years subsequent to December 31, 2007, and 2008, and thereafter are set forth below (in thousands):

	2007	2008

Due in 1 year	$39,838	$58,989
Due in 2 years	10,761	23,988
Due in 3 years	11,953	27,537
Due in 4 years	13,662	31,473
Due in 5 years	15,412	35,712
Thereafter	86,497	214,974

Total	$178,123	$392,673

The following table summarizes our allowance for loan losses by division as of December 31, 2007 and 2008 (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2007:
Notes receivable	$172,787	$5,336	$178,123
Allowance for loan losses	(17,196)	(262)	(17,458)

Notes receivable, net	$155,591	$5,074	$160,665

Allowance as a % of gross notes receivable	10%	5%	10%

December 31, 2008:
Notes receivable	$388,014	$4,659	$392,673
Allowance for loan losses	(51,785)	(244)	(52,029)

Notes receivable, net	$336,229	$4,415	$340,644

Allowance as a % of gross notes receivable	13%	5%	13%

6. Sales of Notes Receivable

Sales of notes receivable during the years ended December 31, 2006, 2007, and 2008 were as follows (in millions):

Year Ended December 31, 2006:
Facility	Aggregate Principal Balance of Notes Receivable	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2005 Term Securitization	$18.6	$16.7	$4.6	$3.8
2006-A GE Purchase Facility	72.0	64.8	11.1	8.5
2006 Term Securitization	153.0	137.0	29.0	29.6

Total	$243.6	$218.5	$44.7	$41.9

Year Ended December 31, 2007:
Facility	Aggregate Principal Balance of Notes Receivable	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2006-A GE Purchase Facility	$66.9	$60.2	$10.6	$8.3
2007 Term Securitization	200.0	168.9	28.8	36.3

Total	$266.9	$229.1	$39.4	$44.6

Year Ended December 31, 2008:
Facility	Aggregate Principal Balance of Notes Receivable	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2008 Term Securitization	$68.6	$60.0	$8.2	$11.7

The following assumptions were used to measure the initial fair value of the retained interest in notes receivable sold for each of the periods listed above:

	For the year ended December 31,

	2006	2007	2008

Prepayment rates	17% - 9%	29% - 11%	31% - 17%
Loss severity rates	35% - 71%	38% - 72%	38%
Default rates	11% - 1%	12% - 1%	7.2% - 1.0%
Discount rates	9%	9% - 12.6%	13.4%

The assumptions take into account our intended actions relating to our right to either acquire or substitute for defaulted loan, pursuant to the terms of each transaction.

The following is a description of the facilities/transactions that were used to sell notes receivable that qualified for sale recognition under the provisions of SFAS 140.

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

2006 GE Purchase Facility. In March 2006, we executed agreements for a VOI receivables purchase facility (the “2006 GE Purchase Facility”) with General Electric Real Estate (“GE”). The GE Purchase Facility utilizes an owner’s trust structure, pursuant to which we sell receivables to Bluegreen Receivables Finance Corporation XI, our wholly-owned, special purpose finance subsidiary (“BRFC XI”), and BRFC XI sells the receivables to an owner’s trust (a qualified special purpose entity) without recourse to us or BRFC XI except for breaches of certain customary representations and warranties at the time of sale. We did not enter into any guarantees in connection with the 2006 GE Purchase Facility. The GE Purchase Facility has detailed requirements with respect to the eligibility of receivables for purchase, and fundings under the GE Purchase Facility were subject to certain conditions precedent. Under the 2006 GE Purchase Facility, a variable purchase price of approximately 90% of the principal balance of the receivables sold, subject to adjustment under certain terms and conditions, was paid at closing in cash. The balance of the purchase price is deferred until such time as GE has received a specified return, a specified overcollateralization ratio is achieved, a cash reserve account is fully funded and all servicing, custodial, agent and similar fees and expenses have been paid. GE is entitled to receive a return equal to the applicable Swap Rate (which is essentially a published interest swap arrangement rate as defined in the 2006 GE Purchase Facility agreements) plus 2.35%, subject to use of alternate return rates in certain circumstances. In addition, we paid GE a structuring fee of approximately $437,500 in March 2006. Subject to the terms of the agreements, we act as servicer under the 2006 GE Purchase Facility for a fee.

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

2006 Term Securitization. In September 2006, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., served as initial purchaser and placement agent for a private offering and sale of $139.2 million of our VOI receivable-backed securities (the “2006 Term Securitization”). Approximately $153.0 million in aggregate principal of VOI receivables were securitized in this transaction, including: (1) $75.7 million in aggregate principal of receivables that were previously transferred under an existing VOI receivables purchase facility in which BB&T serves as Agent (see 2006 BB&T Purchase Facility below in Footnote 10); (2) $38.0 million of VOI receivables owned by us immediately prior to the 2006 Term Securitization and 3) an additional $39.3 million in aggregate principal of our qualifying VOI receivables (the “2006 Pre-funded Receivables”) that could be sold by us through December 22, 2006. The expected proceeds of $35.7 million (at an advance rate of 91%) as payment for the 2006 Pre-funded Receivables were originally deposited into an escrow account by the indenture trustee of the 2006 Term Securitization. During 2006, we sold $39.3 million in 2006 Pre-funded Receivables to BRFC XII and the $35.7 million purchase price was disbursed to us from the escrow account. The proceeds were used by us for general operating purposes.

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

As of December 31, 2007:	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value

2002 Term Securitization	$8,842	$—	$8,842
2004 Term Securitization	11,934	2,797	14,731
2004 GE Purchase Facility (see Note 6)	5,633	(609)	5,024
2005 Term Securitization (see Note 6)	29,268	2,230	31,498
2006 GE Purchase Facility (see Note 6)	15,481	953	16,434
2006 Term Securitization (see Note 6)	24,522	1,529	26,051
2007 Term Securitization (see Note 6)	30,000	8,919	38,919

Total	$125,680	$15,819	$141,499

As of December 31, 2008:	Amortized Cost	Gross Unrealized Gain (Loss)		Fair Value

2002 Term Securitization	$7,505	$—		$7,505
2004 Term Securitization	8,508	1,037		9,545
2004 GE Purchase Facility	3,380	78		3,458
2005 Term Securitization (see Note 6)	16,267	—		16,267
2006 GE Purchase Facility (see Note 6)	16,177	(1,687	)(1)	14,490
2006 Term Securitization (see Note 6)	13,730	670		14,400
2007 Term Securitization (see Note 6)	31,145	5,029		36,174
2008 Term Securitization (see Note 6)	11,437	301		11,738

Total	$108,149	$5,428		$113,577

(1)	This security has been in a continuous unrealized loss position for less than 12 months.

The net unrealized gain on our retained interests in notes receivable sold, which is presented as a separate component of our shareholders’ equity net of income taxes, was approximately $9.8 million and $3.2 million as of December 31, 2007 and 2008, respectively. Our maximum exposure to loss as a result of our involvement with these special purpose entities is the value of our retained interest.

The contractual maturities of our retained interest in notes receivable sold as of December 31, 2008, based on the final maturity dates of the underlying notes receivable are as follows:

	Amortized Cost	Fair Value

After one year but within five	$7,505	$7,505
After five years but within ten	100,644	106,072

Total	$108,149	$113,577

The following assumptions (which are classified as Level 3 inputs under SFAS No. 157) were used to measure the fair value of the above retained interests as of December 31, 2007 and 2008:

	As of December 31,

	2007	2008

Prepayment rates	33% - 6%	23% - 4%
Loss severity rates	18% - 72%	3% - 38%
Default rates	12% - 0%	12% - 0%
Discount rates	12.6%	19.5%

These assumptions take into account our intended actions, which can change from time to time, relating to our right to either acquire or substitute for defaulted loans, pursuant to the terms of each transaction.

The following table shows the hypothetical fair value of our retained interests in notes receivable sold based on a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests (dollars in thousands):

Hypothetical Fair Value at December 31, 2008

	Prepayment Rate		Loss Severity Rate		Default Rate		Discount Rate

Adverse Change Percentage	10%	20%	10%	20%	10%	20%	10%	20%

2002 Term Securitization	$7,495	$7,486	$7,499	$7,494	$7,485	$7,466	$7,014	$6,578
2004 Term Securitization	9,469	9,399	9,493	9,442	9,482	9,419	9,189	8,869
2004 GE Purchase Facility	3,455	3,451	3,390	3,322	3,354	3,256	3,312	3,184
2005 Term Securitization	16,182	16,103	15,781	15,296	15,636	15,014	15,570	14,954
2006 GE Purchase Facility	14,467	14,445	13,957	13,423	13,875	13,276	13,859	13,306
2006 Term Securitization	14,278	14,158	14,109	13,818	14,040	13,685	13,888	13,434
2007 Term Securitization	35,949	35,730	35,816	35,458	35,774	35,380	35,106	34,159
2008 Term Securitization	11,687	11,639	11,498	11,259	11,465	11,189	11,277	10,868

The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries (in thousands):

	For the Year Ended December 31,

	2006	2007	2008

Proceeds from new sales of receivables	$218,455	$229,067	$55,705
Collections on previously sold receivables	(145,096)	(173,448)	(175,551)
Servicing fees received	6,955	8,697	9,436
Purchases of defaulted receivables	(1,122)	(3,420)	(3,547)
Resales of foreclosed assets	(40,566)	(44,786)	(50,314)
Remarketing fees received	23,163	25,858	29,581
Cash received on retained interests in notes receivable sold	30,032	35,949	44,884
Cash paid to fund required reserve accounts	(13,495)	(10,044)	(8,288)
Purchases of upgraded accounts	(17,447)	(28,251)	(47,045)

In addition to the cash paid for the purchase of defaulted receivables included in the above table, we also acquire delinquent or defaulted receivables from our qualifying special purpose finance subsidiaries in exchange for unencumbered receivables (a process known as substitution). During the years ended 2006, 2007, and 2008 we provided notes receivable totaling $6.0 million, $11.1 million and $32.2 million, respectively, to our qualifying special purpose finance subsidiaries in exchange for delinquent or defaulted receivables of the same amount. Although we are not obligated to repurchase or substitute for delinquent or defaulted notes receivable from our qualifying special purpose finance subsidiaries, we may do so from time to time for various reasons, including the preservation of the value of our retained interest. Delinquent and defaulted receivables received by us in this manner are typically are ultimately converted to VOI inventory and resold in the normal course of business.

Quantitative information about the portfolios of VOI notes receivable previously sold without recourse in which we hold the above retained interests is as follows (in thousands):

	As of December 31, 2008			Year Ended December 31, 2008

	Total Principal Amount of Sold Loans	Principal Amount of Sold Loans 60 or More Days Past Due	Balance Owed to Note Receivable Purchasers	Credit Losses, Net of Recoveries

2002 Term Securitization	$18,435	$565	$18,254	$232
2004 Term Securitization	37,234	1,248	35,098	429
2004 GE Purchase Facility	16,880	656	14,699	625
2005 Term Securitization	95,152	3,609	87,696	2,941
2006 GE Purchase Facility	83,690	2,823	75,055	4,190
2006 Term Securitization	80,719	3,339	75,223	3,258
2007 Term Securitization	154,724	5,922	140,297	4,727
2008 Term Securitization	58,662	1,935	52,487	764

During the year ended December 31, 2006 we recorded an other-than-temporary decrease of approximately $39,000 in the fair value of one of our VOI receivable transactions, based primarily on higher than projected defaults. During the years ended December 31, 2007 and 2008, we recorded charges for other-than-temporary decreases in the fair value of certain of our retained interest in notes receivable sold totaling approximately $2.4 million and $5.0 million, respectively. The decrease in the fair value of our retained interest in notes receivable sold, and the resulting other-than-temporary charges, were primarily a result of an increase in the discount rates applied to estimated future cash flows on our retained interests to reflect current interest rates in the securitization market and unfavorable changes in the amount and timing of estimated future cash flows. These charges have been netted against interest income on our consolidated statements of operations.

8. Inventory

Our inventory holdings, summarized by division, are set forth below (in thousands).

	As of December 31,

	2007	2008

Bluegreen Resorts	$288,969	$342,779
Bluegreen Communities	145,999	160,490

	$434,968	$503,269

Bluegreen Resorts inventory as of December 31, 2007, consisted of land inventory of $75.3 million, $121.1 million of construction-in-progress and $92.6 million of completed VOI units. Bluegreen Resorts inventory as of December 31, 2008, consisted of land inventory of $42.3 million, $87.9 million of construction-in-progress and $212.6 million of completed VOI units.

As previously stated, as a result of our decreased volume and its impact of extending the anticipated sell-out period of certain of our projects completed in 2008, we recorded a charge to cost of real estate sales of approximately $5.2 million to write-down the inventory balances of certain of our completed Communities properties to their estimated fair value. We calculated the estimated fair value of these impaired properties based on our analysis of their estimated future cash flows (Level 3 input), discounted at rates commensurate with the risk inherent in the property.

Interest capitalized to inventory during the years ended December 31, 2006, 2007, and 2008 totaled $12.1 million, $15.5 million and $12.8 million, respectively. The interest expense reflected in our consolidated statements of operations is net of capitalized interest.

9. Property and Equipment

          The table below sets forth the property and equipment held by us (dollars in thousands).

		As of December 31,

	Useful Life	2007	2008

Office equipment, furniture and fixtures	3-14 years	$67,894	$62,572
Golf course land, land improvements, buildings and equipment	5-39 years	32,462	33,346
Land, buildings and building improvements	3-31 years	42,694	67,359
Leasehold improvements	2-14 years	15,663	12,650
Transportation and equipment	3-5 years	2,435	2,334

		161,148	178,261

Accumulated depreciation and amortization of leasehold improvements		(66,727)	(68,760)

Total		$94,421	$109,501

10. Receivable-Backed Notes Payable

          The table below sets forth the balances of our receivable-back notes payable facilities (in thousands).

	As of

	December 31, 2007			December 31, 2008

	Debt Balance	Interest Rate	Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Balance of Pledged/ Secured Receivables

2008 BB&T Purchase Facility	$16,967	5.85%	$19,890	$139,057	2.19%	$167,538
Liberty Bank Facility	—	—	—	43,505	5.75%	48,603
GE Bluegreen/Big Cedar Receivables Facility	24,100	6.35%	27,079	33,725	2.19%	39,681
Foothill Facility	1,050	7.75%	2,196	24,096	4.00%	26,117
GMAC Receivables Facility	11,400	8.60%	12,775	7,698	4.44%	8,737
Textron Facility	1,482	8.25%	1,697	1,036	6.00%	1,194

Total	$54,999		$63,637	$249,117		$291,870

2008 BB&T Purchase Facility. In March 2008, we extended the revolving advance period under the BB&T Purchase Facility to May 2010 and the facility amount was increased to a cumulative purchase price of $150.0 million, on a revolving basis. Pursuant to the terms of the 2008 BB&T Purchase Facility, the advance period will end in May 2009 unless a “take out financing” occurs, as defined in the governing agreements, unless otherwise waived by BB&T. The 2008 BB&T Purchase Facility bears interest equal to the 30-day LIBOR plus 1.75%. The 2008 BB&T Purchase Facility is not guaranteed by Bluegreen Corporation and therefore is non-recourse debt. During the year ended December 31, 2008, we transferred $226.5 million of VOI notes receivable to the 2008 BB&T Purchase Facility and received $188.0 million in cash proceeds. In conjunction with the 2008 Term Securitization, we repaid $51.0 million of the outstanding balance on March 31, 2008. As of December 31, 2008, our remaining availability under this facility was $10.9 million, subject to eligible collateral and customary terms and conditions.

In 2009, we pledged $13.0 million of VOI notes receivable to this facility and received cash proceeds of $10.8 million. In addition to this borrowing we also had repayments of $8.2 million during 2009. Subsequent to the repayments and borrowings during 2009, our remaining availability under this facility was $8.3 million. However, availability under the facility increases during the revolving advance period as the outstanding balance decreases.

Liberty Bank Facility. During August 2008, we entered into a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial. The facility provides for a 90% advance on eligible receivables pledged under the facility during a two-year period ending on August 27, 2010, subject to customary terms and conditions. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance being due on August 27, 2014. The facility bears interest at the one-month LIBOR plus 2.5%, subject to a floor of 5.75%. During the year ended December 31, 2008, we pledged $50.4 million of VOI notes receivable to this facility and received cash proceeds of $45.3 million. As of December 31, 2008, our remaining availability under this facility was $31.5 million, subject to eligible collateral and customary terms and conditions.

In 2009 we pledged $6.5 million of VOI notes receivable to this facility and received cash proceeds of $5.8 million. In addition to these borrowings we also had repayments of $2.1 million during 2009. Subsequent to the repayments and borrowings during 2009 our remaining availability under this facility was $27.8 million; however, availability under this facility increases during the revolving advance period as the outstanding balance decreases.

GE Bluegreen/Big Cedar Receivables Facility. During April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility (the “GE Bluegreen/Big Cedar Receivables Facility”) with GE. Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the Facility. The GE Bluegreen/Big Cedar Receivables Facility allows for advances on a revolving basis through April 16, 2009. All outstanding borrowings on the GE Bluegreen/Big Cedar Receivables Facility mature no later than April 16, 2016. The GE Bluegreen/Big Cedar Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GE Bluegreen/Big Cedar Receivables Facility ranges from 97% - 90% (based on the spread between the weighted average note receivable coupon and GE’s interest rate) of the outstanding principal balance of eligible notes receivable arising from the sale of VOIs. The GE Bluegreen/Big Cedar Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GE Bluegreen/Big Cedar Receivables Facility. Indebtedness under the GE Bluegreen/Big Cedar Receivables Facility bears interest adjusted monthly at the one month LIBOR plus 1.75%. During 2008, the Bluegreen/Big Cedar Joint Venture pledged $20.6 million in aggregate principal balance of notes receivable under the facility and received $19.9 million in cash proceeds, net of issuance costs. As of December 31, 2008, the remaining availability under the GE Bluegreen/Big Cedar Receivables Facility, subject to the terms and conditions of this facility, was $11.3 million; however, availability under this facility increases during the revolving advance period as the outstanding balance decreases.

The Foothill Facility. During June 2008, we amended the Loan and Security Agreement with Wells Fargo Foothill, Inc. (“Foothill”). This facility is a $30.0 million revolving credit facility secured by the pledge of Bluegreen Communities’ and Bluegreen Resorts’ receivables. The facility, as amended, provides for a borrowing period for advances on eligible receivables through December 31, 2009, with a maturity date of all borrowings of December 31, 2010. In addition, the amended facility provides for up to $25 million (included in the $30 million facility amount) of advances at 90% on certain timeshare notes receivable that were not previously eligible under the facility. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables. The facility bears interest at the Prime rate plus either 0.25% or 0.50%, subject to a 4.00% floor, under various circumstances. During the year ended December 31, 2008, we pledged $39.1 million of timeshare notes receivable to this facility and received proceeds of $35.1 million, net of facility costs of approximately $0.9 million and we made repayments of $12.7 million. At December 31, 2008, $2.0 million of the outstanding balance was secured by the pledge of Bluegreen Communities’ receivables and $22.1 million was secured by the pledge of Bluegreen Resorts’ receivables. As of December 31, 2008, our remaining availability under this facility was $5.9 million; however, availability under this facility increases during the revolving advance period as the outstanding balance decreases.

The GMAC Receivables Facility. In February 2003, we entered into a revolving VOI receivables credit facility (the “GMAC Receivables Facility”) with Residential Funding Corporation (“RFC”), an affiliate of GMAC. The GMAC Receivables Facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the GMAC Receivables Facility is 90% of the outstanding principal balance of eligible notes arising from the sale of VOIs. The GMAC Receivables Facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the GMAC Receivables Facility. Interest payments are due monthly. During the years ended December 31, 2007 and 2008, we did not pledge any VOI receivables under the GMAC Receivables Facility. In February 2008, the advance period on the GMAC Receivables Facility expired. All amounts outstanding under the GMAC Receivables Facility are due on February 15, 2015.

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

	As of

	December 31, 2007		December 31, 2008

	Balance	Interest Rates	Balance	Interest Rates

The GMAC Communities Facility	$66,418	8.25%	$59,372	4.25%
The GMAC AD&C Facility	81,662	9.10%	99,776	4.94%
Textron AD&C Facility	9,701	8.50%	15,456	4.50 –4.75%
Wachovia Notes Payable	16,353	6.60 – 6.95%	30,347	2.44 – 2.79%
Wachovia Line-of-Credit	—	—	9,949	2.19%
Fifth Third Bank Note Payable	—	—	3,400	3.44%
Other	2,844	3.29 – 11.03%	4,439	5.86 – 11.03%

Total	$176,978		$222,739

The table below sets forth the contractual minimum principal payments required on our lines-of-credit and notes payable and capital lease obligations for each of the five years and thereafter subsequent to December 31, 2008. Such minimum contractual payments may differ from actual payments due to the effect of principal payments required on a homesite or VOI release basis for certain of the above obligations (in thousands).

2009	$100,835
2010	49,369
2011	59,673
2012	3,376
2013	3,796
Thereafter	5,690

Total	$222,739

The GMAC Communities Facility. We have a revolving credit facility with RFC (the “GMAC Communities Facility”) for the purpose of financing our Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, (the “Secured Projects”): Catawba Falls Preserve (Black Mountain, North Carolina); Lake Ridge at Joe Pool Lake (Cedar Hill and Grand Prairie, Texas); Mystic Shores at Canyon Lake (Spring Branch, Texas); Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary River Club at St. Andrews Sound (St. Simons Island, Georgia). In addition, the GMAC Communities Facility is secured by our Carolina National and the Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. The period during which we can add additional projects to the GMAC Communities Facility has expired although we can continue to borrow on projects approved prior to the expiration of the individual borrowing commitments ranging from July 20, 2009 though the maturity of the facility on September 30, 2009, subject to eligible collateral and the terms of the facility. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We use the proceeds from the GMAC Communities Facility to finance the acquisition and development of Bluegreen Communities projects.

During 2008, we borrowed $16.5 million to fund development expenditures on certain of the secured projects. These borrowings were offset by repayments of $23.5 million. The interest rate on this borrowing is the prime rate plus 1.00%, and the maturity date is September 30, 2009. As of December 31, 2008, our remaining availability under this facility was approximately $555,000 subject to eligible collateral and customary terms and conditions.

The GMAC AD&C Facility. In February 2003, RFC also provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the “GMAC AD&C Facility”). The period during which individual projects can be added to the GMAC AD&C Facility, as amended, expired. Outstanding borrowings mature on dates ranging from September 2010 through November 2011. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Interest payments are due monthly.

During 2008, we borrowed $36.9 million to fund construction and development at our Club 36 resort in Las Vegas, Nevada, and $31.7 million for construction and development at our Fountains Resort in Orlando, Florida. These borrowings were offset by repayments of $50.5 million. The interest rate on this borrowing is the one-month LIBOR plus 4.50%, and matures at various dates based upon the sub-loan agreements. As of December 31, 2008, we had no remaining availability on this line of credit.

Textron AD&C Facility. In April 2008, we entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement with Textron Financial Corporation (“Textron”). The Facility is used to facilitate the borrowing of funds for resort development activities. In addition, Bluegreen Corporation is guaranteeing all sub-loans under the master agreement. In addition, certain other obligations to Textron and its affiliates in excess of $25.0 million, including outstanding bonds purchased in Bluegreen Corporation’s term securitization transactions, will also reduce the availability under the Facility at any time by the outstanding balance of such obligations. The Facility is secured, in general, by 1) a first mortgage and lien on assets acquired or developed with funds borrowed under the Facility, and 2) a first assignment of all operating agreements, rents and other revenues at the vacation ownership resorts which serve as collateral for the Facility, subject to any requirements of the respective property owners’ association. Subject to the eligibility requirements and certain conditions precedent, borrowings under this Facility can be drawn through April 17, 2010, with maturity dates varying based on the individual sub-loan agreements. Principal payments will be made through agreed-upon release prices paid to Textron as vacation ownership interests in the properties collateralizing the sub-loans are sold, or through minimum required amortization payments.

In April 2008, we borrowed $9.0 million in connection with the acquisition of The Royal Suites at Atlantic Palace located in Atlantic City, New Jersey. In May 2008, we also borrowed $8.4 million in connection with the acquisition of additional VOIs at one of our existing resorts in Wisconsin. These borrowings were partially offset by repayments of $12.7 million. The interest rate on these borrowings is the prime rate plus 1.50% paid monthly, and the maturity date varies based on the sub-loan borrowing agreements; however, the borrowing period ends on April 17, 2010.

In addition, certain other obligations to Textron and its affiliates in excess of $25.0 million, including the outstanding balance of $1.0 million on an existing Textron receivables facility, and outstanding bonds purchased in Bluegreen Corporation’s term securitization transactions, also reduce the availability under the Textron facility. At December 31, 2008, these other Textron obligations totaled approximately $39.2 million; therefore, the excess of $14.2 million over the $25.0 million threshold reduced our revolving availability under the Textron Facility to $44.3 million, subject to eligible collateral and customary terms and conditions.

Wachovia Notes Payable. In June 2008, we entered into a note payable for $6.1 million in connection with the acquisition of Club La Pension located in New Orleans, Louisiana. The note bears interest at the 30-day LIBOR rate plus 2.35%, which is due monthly. Principal payments are due as VOIs in Club La Pension are sold at a release price of 37% of the sales price with minimum amounts due every year from now until maturity. This note matures in June 2012.

In August 2008, we entered into a note payable for $11.5 million in connection with our property located in Williamsburg, Virginia. Interest is due monthly and bears a rate of the 1-month LIBOR plus 2.35%. Principal payments are made on an interval release basis with minimum cumulative payments due every semi-annual period with the balance maturing in July 2010. During 2008, we made payments of $1.8 million and the balance as of December 31, 2008 was $9.7 million.

In addition to the Wachovia Notes Payable described above, we entered into another note payable for $12.1 million, in connection with our property located in Williamsburg, Virginia. During 2008 we had repayments of $1.6 million and this note has a balance of $10.5 million as of December 31, 2008, with the entire balance maturing in June 2009. Interest is due monthly and bears a rate of the 1-month LIBOR plus 2.35%.

The Wachovia Line-of-Credit. In March 2008, we borrowed $10.0 million on this $20 million line of credit for general corporate purposes. Amounts borrowed under this line bear interest at the 30-day LIBOR plus 1.75%. Interest is due monthly, and all outstanding amounts are due on July 30, 2009. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. As of December 31, 2008, the remaining availability under this line-of-credit was approximately $10.0 million.

During February 2009 we borrowed $8.0 million on this line-of-credit. Subsequent to this borrowing our remaining availability under this line-of-credit was approximately $2.0 million.

Fifth Third Bank. In April 2008, we purchased a building in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. The note payable allows for total borrowing of $7.1 million, the remaining $3.7 million is available to fund refurbishment of the building, through October 2009, subject to the terms and conditions of the note. Interest is payable monthly through the earlier of the construction completion date or October 31, 2009, and bears interest at a rate equal to the one-month LIBOR plus 3.00%. Subsequent to the construction completion date or October 31, 2009, interest and principal payments shall be made monthly until maturity. The note payable matures in April 2023.

Total interest expense capitalized to construction in progress was $12.1 million, $15.5 million and $12.8 million for 2006, 2007, and 2008, respectively.

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

13. Junior Subordinated Debentures

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

We had the following junior subordinated debentures outstanding at December 31, 2008 and 2007 (dollars in thousands):

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

The estimated fair value of our financial instruments is as follows (in thousands):

	As of December 31, 2007		As of December 31, 2008

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$144,973	$144,973	$81,775	$81,775
Contracts receivable, net	20,532	20,532	7,452	7,452
Notes receivable, net	160,665	160,665	340,644	340,644
Lines-of-credit, notes payable, and receivable-backed notes payable	231,977	231,977	471,856	471,856
10.50% senior secured notes payable	55,000	54,725	—	—
Junior subordinated debentures	110,827	103,351	110,827	47,161

15. Common Stock and Stock Option Plans

Shareholders’ Rights Plan

On July 27, 2006, the Board of Directors adopted rights agreement (the “Rights Agreement”) and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock. The Board of Directors authorized the adoption of the Rights Agreement to protect shareholders from coercive or otherwise unfair takeover tactics. In general terms (as amended with Form 8-A/A filed with the SEC on May 24, 2007), the Rights Agreement imposes a significant penalty upon any person or group which acquires beneficial ownership of 10% or more of the Company’s outstanding common stock without the prior approval of the Board of Directors. Excluded from this rule is the Company, its subsidiaries, employee benefit plans or any of its subsidiaries and any entity holding common stock for or pursuant to the terms of any such employee benefit plan, as well as Woodbridge Holdings, its affiliates, successors and assigns.

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

All options granted to non-employee directors subsequent to December 31, 2002 vested either immediately upon grant or on the five-year anniversary of the date of grant, subject to accelerated vesting pursuant to change in control provisions included in the terms of certain grants. All non-employee director stock options are nonqualified and expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances.

The following table lists our grants of stock options and restricted stock to our employees and our non-employee directors under the 2005 Stock Incentive Plan and 2008 Stock Incentive Plan (in thousands, except per share amounts). See Note 1 of the Notes to Consolidated Financial Statements for further discussion of stock options granted.

	Stock Option Awards			Restricted Stock Awards

	Employees	Directors	Weighted average grant date fair value	Employees	Directors

2006	440	143	$6.58	—	17
2007	—	137	$5.58	197	17
2008	777	295	$3.18	1,184	184

Total	1,217	575		1,381	218

Total stock-based compensation expense for non-employee directors and employees during the years ended December 31, 2006, 2007 and 2008 was $2.8 million, $2.4 million and $4.4 million, respectively. The following table represents certain information related to our unrecognized compensation for our stock-based awards as of December 31, 2008:

As of December 31, 2008	Weighted Average Remaining Recognition Period	Unrecognized Compensation

	(in years)	(000’s)

Stock Option Awards	3.4	$7,062
Restricted Stock Awards	4.2	$10,545

Changes in our outstanding stock option plans are presented below (in thousands, except per share data).

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable

Balance at December 31, 2006	2,064	$11.31	481
Granted	137	$11.98
Forfeited	(123)	$17.05
Exercised	(140)	$3.99

Balance at December 31, 2007	1,938	$11.51	579

Granted	1,072	$7.60
Forfeited	(242)	$13.51
Expired	(20)	$9.11
Exercised	(39)	$3.48

Balance at December 31, 2008	2,709	$9.91	871

During the years ended December 31, 2006, 2007, and 2008 the total fair value of shares vested was $1.8 million, $616,000 and $897,000, respectively. A summary of the status of the Company’s unvested restricted stock awards and activity during the year ended December 31, 2008, is as follows (in thousands, except per option data):

Non-vested Restricted Shares	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

Unvested at January 1, 2008	207	$11.98
Granted	1,368	7.64
Vested	(27)	8.20
Forfeited	(131)	9.01

Unvested at December 31, 2008	1,417	$8.14

The aggregate intrinsic value of our stock options outstanding and exercisable was $1.9 million and $1.0 million as of December 31, 2007, respectively. The aggregate intrinsic value of our stock options outstanding and exercisable was $32,000 as of December 31, 2008. The total intrinsic value of our stock options exercised during the years ended December 31, 2006, 2007, and 2008 was $1.4 million, $1.1 million and $223,000, respectively. The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at December 31, 2008 (grouped by range of exercise prices) were:

	Number of Options	Number of Vested Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Weighted- Average Exercise Price (Vested Only)

	(In 000’s)	(In 000’s)	(In years)

$2.11 - $3.00	35	35	2.4	$2.21	$2.21
$3.01 - $4.52	379	379	3.8	$3.46	$3.46
$4.53 - $6.79	183	183	5.8	$5.92	$5.92
$6.80 - $10.20	983	19	7.4	$7.70	$8.50
$10.21 - $15.31	604	114	8.5	$11.94	$11.47
$15.32 - $18.36	525	141	6.6	$18.27	$18.04

	2,709	871	6.8	$9.91	$7.45

Bluegreen Corporation 2008 Stock Incentive Plan

During May of 2008, the Board of Directors adopted (and the shareholders ratified) the issuance of the Bluegreen Corporation 2008 Stock Incentive Plan (the “Plan”). The Plan allows for a maximum of 4.0 million shares of our common stock to be issued for restricted stock awards and upon the exercise of options granted under the plan. Any shares subject to stock awards or option grants under the plan which expire or are terminated, forfeited, or canceled without having been exercised or vested in full, shall be available for further grant under the Plan.

16. Commitments and Contingencies

At December 31, 2008, the estimated cost to complete development work in subdivisions or resorts from which homesites or VOIs have been sold totaled $49.8 million. Development is estimated to be completed as follows: 2009 — $30.0 million, 2010 — $10.0 million, 2011 and beyond — $9.8 million.

In 2006 we entered into a separation agreement with our former CEO, George Donovan. Under the terms of this agreement, Mr. Donovan will be paid a total of $3 million over a seven year period in exchange for his services to be available on a when and if needed basis. We recorded an expense of $2.6 million in 2006, which represents the then present value of the seven year agreement. As of December 31, 2008, the remaining amount due to Mr. Donovan was $2.0 million, the present value of which is recorded as a liability on our consolidated balance sheet.

Rent expense for the years ended December 31, 2006, 2007, and 2008 totaled approximately $11.6 million, $13.0 million and $14.7 million, respectively.

Lease commitments under these and our various other noncancelable operating leases for each of the five years subsequent to December 31, 2008, and thereafter are as follows (in thousands, inclusive of terminated leases as a result of our plan of restructuring describe above in Note 3):

2009	$11,351
2010	10,834
2011	8,081
2012	6,745
2013	4,812
Thereafter	23,228

Total future minimum lease payments	$65,051

At December 31, 2008, we had $35,000 in outstanding commitments under stand-by letters of credit.

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

Shore Crest Claim

We filed suit against the general contractor with regard to alleged construction defects at our Shore Crest Vacation Villas resort in South Carolina, including deficiencies in exterior insulating and finishing systems that have resulted in water intrusion; styled Shore Crest Vacation Villas II Owners Association, Inc., Bluegreen Corporation vs. Welbro Constructors, S.C., Inc. et al. Case No.: 04-CP-26-500 and Shore Crest Vacation Villas Owners Association, Inc., Bluegreen Vacations Unlimited, Inc., as successor to Patten Resorts, Inc. and as successor to Bluegreen Resorts, Inc. vs. Welbro Constructors Inc. et al. Case No. 04-CP-26-499. We sought to recover costs to repair these deficiencies from the defendants. On October 15, 2008, this matter was settled with the general contractor and other defendants collectively agreeing to pay $4.6 million. Bluegreen received the full amount of the settlement in 2009, and is holding this amount as restricted cash pending completion of the repairs. As of December 31, 2008, Bluegreen had accrued $1.5 million related to this matter to cover Bluegreen’s estimated share of the final total cost of correcting the construction deficiencies at this project.

LeisurePath Vacation Club

In Michelle Alamo, Ernest Alamo, Toniann Quinn and Terrance Quinn v. Vacation Station, LLC, LeisurePath Vacation Club, LeisurePath, Inc., Bluegreen Corporation, Superior Court of New Jersey, Bergen County, Docket No. L-6716-05, Civil Action, Plaintiffs filed a purported “Class Action Complaint” on September 23, 2005, raising allegations concerning the marketing of the LeisurePath Travel Services Network product (the “Network”) to the public, and, in particular, to New Jersey residents by Vacation Station, LLC, an independent distributor of travel products. Vacation Station, LLC purchased LeisurePath membership kits from LeisurePath, Inc.’s Master Distributor, Mini Vacations, Inc., and then sold the memberships to consumers. The parties agreed to a settlement pursuant to which persons who purchased a participation in the Network from Vacation Station, LLC’s sales office in Hackensack, New Jersey will be entitled to receive at their option either: (1) seven consecutive nights of accommodations in a Bluegreen resort located in either Orlando, Las Vegas, or Myrtle Beach to be used by December 31, 2009 or (2) continued memberships and a waiver of their Network membership fees until 2012. In an effort to resolve any claims of individuals who may allege improper soliciting, but did not purchase a participation in the Network, an agreed upon number of three day/two night vacation certificates (for use at the same properties listed above) will be made available and awarded to the first non-purchasers who submit a prepared affidavit swearing to the validity of their claim will receive these certificates. A Fairness Hearing for final approval of the proposed settlement was held on April 18, 2008, at which time the judge gave final approval of the proposed settlement and awarded Plaintiff’s counsel $300,000 in attorney’s fees. Incentive payments totaling $13,000 will be made to the six named Plaintiffs in the suit. Since that time, certain plaintiffs who elected to opt out of the original class action complaint brought suit in Enrique Merino et al. v. Leisure Path, Inc. et al., Superior Court of New Jersey, Law Division, Bergen County, Docket No. L-7084-08. The parties have reached tentative agreement to settle this lawsuit which settlement contemplates us paying a total of approximately $54,000 in customer refunds and attorney’s fees. We do not believe that there are any other remaining parties that elected to opt out of the original class action suit that would be entitled to bring suit, but no guarantee can be made.

Missouri Attorney General Investigation

By letter dated April 3, 2008, the Attorney General (“AG”) of Missouri advised us that, between early 2005 and that date, the AG had received ninety-six consumer complaints and was investigating the practices alleged. In its letter, the AG alleged, among other things, that we violated the Missouri Merchandising Practices Act, Chapter 407 of the Revised Statutes of Missouri (the “Missouri Act”). Since the date of that original letter, additional consumer complaints were added bringing the total number to 112. By letter agreement dated February 16, 2009, this matter was settled with Bluegreen agreeing to contribute approximately $215,000, which was accrued at December 31, 2008, to a fund established with the AG to provide refunds to certain eligible individuals and payment of $5,000 towards the Attorney General’s investigation costs. All amounts accrued as of December 31, 2008 have been subsequently paid in 2009.

Kelly Fair Labor Standards Act Lawsuit

In Cause No. 08-cv-401-bbc, styled Steven Craig Kelly and Jack Clark, individually and on behalf of others similarly situated v. Bluegreen Corporation, in the United States District Court for the Western District of Wisconsin, two former sales representatives brought on July 28, 2008, a lawsuit in the Western District of Wisconsin on behalf of themselves and putative class members who are or were employed by us as sales associates and compensated on a commission-only basis. Plaintiffs claim that we violated the Fair Labor Standards Act (“FLSA”), and that they and the collective class are or were covered, non-exempt employees under federal wage and hour laws, and are entitled to minimum wage and overtime pay consistent with the FLSA. In the complaint, Plaintiffs seek unpaid compensation (minimum wage and overtime), liquidated damages, interest, costs, attorneys’ fees and other legal and equitable relief as the Court deems just and proper. In February of 2009, the Court granted conditional class certification to the Plaintiffs.

Pennsylvania Attorney General Lawsuit

On October 28, 2008, in Cause No. 479 M.D. 2008, styled Commonwealth of Pennsylvania Acting by Attorney General Thomas W. Corbett, Jr. v. Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc., Commonwealth Court of Pennsylvania, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit alleges that we have used, or are using, sales and marketing methods or practices that are unlawful under Pennsylvania law and seeks a permanent injunction preventing us from using such methods and practices in the future. The lawsuit also seeks civil penalties against us and restitution on behalf of Pennsylvania consumers who may have suffered losses as a result of the alleged unlawful sales and marketing methods and practices. The lawsuit does not seek to permanently restrain us or any of our affiliates from doing business in the Commonwealth of Pennsylvania. While there is no assurance that a resolution will be reached, the parties are currently engaged in negotiations to resolve this litigation.

Bluegreen Communities

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The Court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor. Therefore, as a result, the Appellate Court determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the Plaintiffs as an executive rights holder. As a result of this decision, there are no damages or attorney’s fees owed to the Plaintiffs. It is unknown whether Plaintiffs will file an appeal to the Supreme Court of Texas. As of December 31, 2008, we had accrued $1.5 million in connection with the issues raised related to the mineral rights claims.

Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al.; in the 67th Judicial District Court of Tarrant County, Texas. Southwest continues to investigate reasons for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.4 million, which was accrued as of December 31, 2008. Additional claims may be pursued in the future in connection with these matters, and it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

17. Income Taxes

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008

Federal:
Current	$7,397	$5,124	$2,385
Deferred	11,913	12,749	(1,672)

	19,310	17,873	713

State and other:
Current	629	1,976	1,185
Deferred	922	(282)	(1,132)

	1,551	1,694	53

Total	$20,861	$19,567	$766

The reasons for the difference between our provision for income taxes and the amount that results from applying the federal statutory tax rate to income before provision for income taxes and cumulative effect are as follows (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008

Income tax expense at statutory rate	$19,310	$18,024	$88

Effect of state taxes, net of federal tax benefit	1,236	1,004	10
Effect of state rate changes on net deferred liabilities	—	—	(1,732)

Change in state valuation allowance	—	—	1,404
Non-deductible items	315	349	1,018
Other	—	190	(22)

	$20,861	$19,567	$766

Our deferred income taxes consist of the following components (in thousands):

	December 31, 2007	December 31, 2008

Deferred federal and state tax liabilities (assets):
Installment sales treatment of notes	$234,528	$263,122
Deferred federal and state loss carryforwards/AMT credits (net of valuation allowance of $1.8 million and $3.2 million as of December 31, 2007 and 2008, respectively)	(146,889)	(164,797)
Book over tax carrying value of retained interests in notes receivable sold	17,648	24,284
Book reserves for loan losses and inventory	(9,070)	(23,181)
Tax over book depreciation	4,862	4,436
Unrealized gains on retained interests in notes receivable sold (see Note 7)	5,739	1,995
Deferral of VOI sales under SFAS No. 152	(5,016)	(94)
Deferral of rent	—	(2,284)
Restructuring	—	(1,810)
Accrued contingencies	(1,187)	(2,533)
Goodwill	306	(2,107)
Stock-based compensation	(1,484)	(2,788)
Other	(1,075)	(2,441)

Deferred income taxes	$98,362	$91,802

Total deferred federal and state tax liabilities	$266,590	$303,481
Total deferred federal and state tax assets	(168,228)	(211,679)

Deferred income taxes	$98,362	$91,802

As of December 31, 2008, we have federal net operating loss carryforwards of approximately $291 million, which expire beginning in 2021 through 2028, and alternative minimum tax credit carryforwards of approximately $38 million, which never expire. Additionally, as of December 31, 2008, we have state operating loss carryforwards of approximately $621 million, which expire beginning in 2010 through 2028 and Florida alternative minimum tax credit carryforwards of $2.4 million, which never expire.

Internal Revenue Code Section 382 addresses limitations on the use of net operating loss carry forwards following a change in ownership, as defined in Section 382. We do not believe that any such ownership change occurred during 2007 or 2008. If our interpretation were found to be incorrect, there would be significant limitations placed on these carry forwards which would result in an increase in the Company’s tax liability and a reduction of its net income.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for 2004 and 2005 in the first quarter of 2007. On October 12, 2007, we received an examination report from the IRS for the 2004 & 2005 tax periods asserting, in the aggregate, approximately $35,000 of additional tax due, plus accrued interest.

On July 12, 2007, the Governor of the State of Michigan signed the Michigan Business Tax Act (“MBT”), which imposes a business income tax and a modified gross receipts tax. The MBT, which became effective January 1, 2008, replaced the state’s current Single Business Tax, which expired on December 31, 2007. The MBT creates a new tax on business income and is assessed on every taxpayer with business activity in Michigan, unless prohibited by federal law. The base of the tax starts with federal taxable income or a comparable measure of income for partnerships and S corporations, which is then subject to various adjustments, including apportionment, to identify business activity in Michigan. The tax rate is 4.95%. The MBT also creates a new tax based on a modified measure of a business’ gross receipts. The base of the tax is gross receipts less purchases from other firms. Purchases from other firms include inventory purchased during the tax year and capital expenditures. The tax rate is 0.8%. The newly enacted Michigan tax has been taken into account when we calculated our effective state tax rate.

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

As of December 31, 2008, we had no amounts recorded for uncertain tax positions.

18. Employee Retirement Savings Plan and Other Employee Matters

Our Employee Retirement Plan is an Internal Revenue Code section 401(k) Retirement Savings Plan (the “Plan”). All U.S.-based employees at least 21 years of age with one year of employment with us and 1,000 work hours are eligible to participate in the Plan. During 2008, the Plan, as amended, provided an annual employer discretionary matching contribution and a fixed-rate employer matching contribution equal to 100% of the first 3% of a participant’s contribution with an annual limit of $1,500 per participant. Subsequent to December 31, 2008, the fixed-rate employer matching contribution was amended and replaced with a discretionary match for the 2009 plan year. During the years ended December 31, 2006, 2007, and 2008, we recognized expenses for our contributions to the Plan of approximately $720,000, $903,000 and $1.3 million, respectively.

Less than five of our employees in New Jersey, which comprise approximately 1% of our total workforce, are subject to the terms of collective bargaining agreements.

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

Required disclosures for our business segments are as follows (in thousands):

	Bluegreen Resorts		Bluegreen Communities		Totals

For the year ended December 31, 2006:

Sales of real estate	$404,950	(1)	$164,041		$568,991
Other resort and communities operations revenue	49,831		11,922		61,753
Depreciation expense	8,322		1,641		9,963
Field operating profit	54,310		35,824		90,134

For the year ended December 31, 2007:

Sales of real estate	$450,163	(1)	$129,217		$579,380
Other resort and communities operations revenue	53,624		13,787		67,411
Depreciation expense	8,356		1,715		10,071
Field operating profit	62,890		23,633		86,523

For the year ended December 31, 2008:

Sales of real estate	$428,010	(1)	$47,020		$475,030
Other resort and communities operations revenue	58,473		10,709		69,182
Depreciation expense	7,294		1,618		8,912
Field operating profit (loss)	46,999	(2)	(3,562	)(3)	43,437

(1)

For the years ended December 31, 2006, 2007 and 2008, includes approximately $44.7 million, $39.4 million and $8.2 million, respectively related to gains on the sales of VOI notes receivable through off-balance sheet transactions.

(2)	Amount excludes $15.6 million related to the restructuring and $8.5 million related to the impairment of goodwill, both previously discussed.

(3)	Amount includes a charge of $5.2 million related to the impairment of certain completed communities projects (See Note 8)

	Bluegreen Resorts	Bluegreen Communities	Total

As of December 31, 2007
Notes Receivable	$155,591	$5,074	$160,665
Inventory	288,969	145,999	434,968
Goodwill	4,291	—	4,291

	Bluegreen Resorts	Bluegreen Communities	Total

As of December 31, 2008
Notes Receivable	$336,229	$4,415	$340,644
Inventory	342,779	160,490	503,269
Goodwill	—	—	—

Reconciliations to Consolidated Amounts

Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and minority interest is as follows (in thousands):

	Year Ended December 31,

	2006	2007	2008

Field operating profit for reportable segments	$90,134	$86,523	$43,437
Interest income	40,765	44,703	57,831
Other expense, net	(2,861)	(1,743)	(1,637)
Corporate general and administrative expenses	(46,762)	(45,997)	(47,279)
Interest expense	(18,785)	(24,272)	(20,888)
Restructuring charges	—	—	(15,617)
Goodwill impairment	—	—	(8,502)

Consolidated income before minority interest and provision for income taxes	$62,491	$59,214	$7,345

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows (in thousands):

	Year Ended December 31,

	2006	2007	2008

Depreciation expense for reportable segments	$9,963	$10,071	$8,912
Depreciation expense for corporate fixed assets	4,413	4,418	4,331

Consolidated depreciation expense	$14,376	$14,489	$13,243

Assets for our reportable segments reconciled to our consolidated assets (in thousands):

	As of December 31,

	2007	2008

Notes receivable for reportable segments	$160,665	$340,644
Inventory for reportable segments	434,968	503,269
Goodwill	4,291	—
Assets not allocated to reportable segments	439,654	349,594

Total assets	$1,039,578	$1,193,507

Geographic Information

Sales of real estate by geographic area are as follows (in thousands):

	Year Ended December 31,

	2006	2007	2008

United States	$560,749	$571,931	$467,500
Aruba	8,242	7,449	7,530

Consolidated totals	$568,991	$579,380	$475,030

Total assets by geographic area are as follows (in thousands):

	As of December 31,

	2007	2008

United States	$1,031,640	$1,183,176
Aruba	7,938	10,331

Totals assets	$1,039,578	$1,193,507

20. Quarterly Financial Information (Unaudited)

A summary of the quarterly financial information for the years ended December 31, 2007 and 2008 is presented below (in thousands, except for per share information):

	For the Three Months Ended

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Sales of real estate	$121,798	$143,274	$176,717	$137,591
Gross profit	85, 066	96,969	121,157	97,457
Net income	5,333	4,092	13,953	8,548

Net income per common share:
Basic	$0.17	$0.13	$0.45	$0.28
Diluted	$0.17	$0.13	$0.45	$0.27

	For the Three Months Ended

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Sales of real estate	$111,256	$120,086	$146,907	$96,781
Gross profit	80,298	89,114	108,690	66,661
Net income (loss)	1,396	3,445	6,821	(12,178	)(1)

Net income (loss) per common share:
Basic	$0.04	$0.11	$0.22	$(0.39	)(1)
Diluted	$0.04	$0.11	$0.21	$(0.39)

(1)

Amount reflects $15.6 million for the previously discussed restructuring, $8.5 million of impairment charges for goodwill in our Resorts Division, and $5.2 million inventory impairment charges recognized on certain of our Communities Division real estate developments.

(2)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited the accompanying consolidated balance sheets of Bluegreen Corporation (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, applying the modified prospective method at the beginning of 2006. As discussed in Note 2, in 2006 the Company also adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bluegreen Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
March 12, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited Bluegreen Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bluegreen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bluegreen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bluegreen Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Bluegreen Corporation and our report dated March 12, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
March 12, 2009

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operation of our “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2008 Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Information with respect to our Directors required by Item 10 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders. The information concerning our executive officers required by Item 10 is contained in the discussion entitled “Executive Officers” in Item 1. Business of Part I hereof.

Item 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

1.	The following list of our Financial Statements and Notes thereto and the report of independent registered public accounting firm relating thereto, are included in Item 8.

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2008.

Consolidated Statements of Operations for the years ended December 31, 2006, 2007 and 2008.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2007 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2007 and 2008.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.

All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(a)(3) List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 114 through 122 hereof and are incorporated herein by reference.

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

BLUEGREEN CORPORATION
(Registrant)

Date: March 16, 2009	By:	/S/ JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer

Date: March 16, 2009	By:	/S/ ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: March 16, 2009	By:	/S/ RAYMOND S. LOPEZ

Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2009.

Signature	Title

/S/ JOHN M. MALONEY, JR	President, Chief Executive Officer

John M. Maloney, Jr.

/S/ ANTHONY M. PULEO	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Anthony M. Puleo

/S/ RAYMOND S. LOPEZ	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Raymond S. Lopez

/S/ ALAN B. LEVAN	Chairman of the Board of Directors

Alan B. Levan

/S/ JOHN E. ABDO	Vice Chairman of the Board of Directors

John E. Abdo

/S/ NORMAN H. BECKER	Director

Norman H. Becker

/S/ LAWRENCE CIRILLO	Director

Lawrence Cirillo

/S/ ROBERT F. DWORS	Director

Robert F. Dwors

/S/ SCOTT W. HOLLOWAY	Director

Scott W. Holloway

/S/ JOHN LAGUARDIA	Director

John Laguardia

/S/ MARK A. NERENHAUSEN	Director

Mark A. Nerenhausen

/S/ J. LARRY RUTHERFORD	Director

J. Larry Rutherford

/S/ ARNOLD SEVELL	Director

Arnold Sevell

EXHIBIT INDEX

Number		Description

3.1	-	Restated Articles of Organization, as amended (incorporated by reference to exhibit of same designation to Annual Report on Form 10-K for the year ended March 31, 1996).

3.2	-	Restated and amended By-laws of the Registrant (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2005).

3.3	-	First Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.2 to Current Report on Form 8-K dated September 25, 2007).

4.1	-

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

Second Amendment to Rights Agreement, dated as of May 21, 2007, by and between Bluegreen Corporation and Mellon Shareholder Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 21, 2007).

4.4	-

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

4.6	-

Stipulation and Order from the United States District Court, Southern District of Florida, Case No. 06-80718-CIV-Hurley/Seltzer between Bluegreen Corporation and David A. Siegel, David A. Siegel Revocable Trust, and Central Florida Investments (incorporated by reference to exhibit 99.1 to Current Report on Form 8-K dated October 18, 2006).

4.7

Second Amendment to Stipulation and Order, dated as of October 15, 2007, by and between Bluegreen Corporation and its directors and David A. Siegel, David A. Siegel Revocable Trust, and Central Florida Investments, Inc. (incorporated herein by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2007).

4.8	-

Third Amendment to Stipulation and Order dated as of the 17th day of July, 2008, by and between David A. Siegel, David A. Siegel Revocable Trust, Central Florida Investments and Bluegreen Corporation, a Massachusetts corporation (incorporated herein by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2008).

4.9	-	Specimen of Common Stock Certificate (incorporated by reference to exhibit 4.17 on Form 10-K filed on March 3, 2008).

10.1	-	Amended and Restated Trust Agreement among Bluegreen Corporation, as Depositor,

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

10.79*	-	Registrant’s 1998 Non-Employee Director Stock Option Plan (incorporated by reference to exhibit 10.131 to Annual report on Form 10-K for the year ended March 29, 1998).

10.80*	-	Registrant’s 1995 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.79 to Annual Report on Form 10-K for the fiscal year ended March 29, 1998).

10.81*	-	Registrant’s 2005 Stock Incentive Plan* (incorporated by reference to exhibit 10.2010 to Quarterly Report on Form 10-Q dated June 30, 2005).

10.82*	-	Registrant’s Bluegreen Corporation 2008 Stock Incentive Plan* (incorporated by reference to Form S-8 dated May 23, 2008).

10.83*	-	Registrant’s Retirement Savings Plan (incorporated by reference to exhibit 10.81 to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.84*	-	Mandatory Distribution Amendment to Registrants’ Retirement Savings Plan dated as March 28, 2005. (incorporated by reference to exhibit 10.82 to Quarterly Report on Form 10-Q dated March 31, 2006).

10.85*		Amendment to the Registrant’s Retirement Savings. (incorporated by reference to exhibit 10.90 to Quarterly Report on Form 10-Q dated June 30, 2008).

10.86*	-	Clerk’s Certificate dated April 28, 2008 approving the 401(K) Match Increase for Bluegreen Corporation’s Retirement Savings Plan.

10.87	-

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

10.149

Amendment Number Ten to Loan and Security Agreement by and between Bluegreen Corporation and Wells Fargo Foothill, as of June 19, 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2008).

10.150	-

Promissory Note dated March 26, 2003, by and between the Registrant and Foothill Corporation (incorporated by reference to exhibit 10.134 to Quarterly Report on Form 10-Q dated March 31, 2003). (Incorporated by reference to exhibit 10.1460 to Annual Report on Form 10-K dated December 31, 2004).

10.156	-

Loan Agreement dated as of September 25, 2002, between Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen Properties of Virginia, Inc., Bluegreen Southwest One, L.P. and Residential Funding Corporation (incorporated by reference to exhibit 10.149 to Current Report on Form 8-K dated September 25, 2002).

10.157	-

Third Amendment to Loan Agreement and Other Loan Documents, dated October 21, 2005 between Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen Properties of Virginia, Inc., Bluegreen Southwest One, L.P., Catawba Falls, LLC, and RFC Construction Funding Corp., as successor in interest to and assignee of Residential Funding Corporation. (incorporated by reference to exhibit 10.160 to Quarterly Report on Form 10-Q dated March 31, 2006).

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

10.169	-

Loan and Security Agreement dated February 10, 2003, between the Registrant, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to exhibit 10.157 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.170	-

Modification Agreement (Receivables Loan and Security Agreement) dated September 10, 2003, between the Registrant, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to exhibit 10.168 to Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.171	-

Second Modification Agreement (Receivables Loan and Security Agreement) dated September 15, 2004, between the Registrant, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to exhibit 10.169 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

10.172	-	Third Modification Agreement (Receivables Loan and Security Agreement) dated February 15th, 2006 between Bluegreen Vacations Unlimited, Inc. and Residential Funding

Corporation. (incorporated by reference to exhibit 10.176 to Quarterly Report on Form 10-Q dated March 31, 2006).

10.173	-

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

10.175	-

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

10.186

Sale Agreement by and among BRF Corporation 2007-A, as the Depositor and BXG Receivables Note Trust 2007-A as the Issuer dated September 15, 2007(incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2007).

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

10.194

Master Acquisition, Developments and Construction Facility Loan and Security Agreement signed on April 17, 2008, between Textron Financial Corporation as Lender, Bluegreen Vacations Unlimited, Inc. as Borrower and Bluegreen Corporation as Guarantor (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2008).

10.195	BXG Receivables Note Trust 2008-A, Standard Definitions, dated as of March 15, 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2008).

10.196

Indenture between BXG Receivables Note Trust 2008-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated March 15, 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2008).

10.197

Sale Agreement by and among BRFC 2008-A LLC, as the Depositor and BXG Receivables Note Trust 2008-A as the Issuer dated March 15, 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2008).

10.198

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as the Seller, and BRFC 2008-A LLC as the Depositor, dated March 15, 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2008).

10.199

Purchase and Contribution Agreement by and among Bluegreen Corporation and BRFC 2008-A LLC, dated March 15, 2008 (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated March 31, 2008).

10.201

Receivable Loan Note between Liberty Bank as Lender and Bluegreen Corporation as Borrower, dated as of August 27, 2008. (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2008).

10.202

Receivable Loan Agreement between Liberty Bank as Lender and Bluegreen Corporation as Borrower, dated as of August 27, 2008 (incorporated by reference to exhibit 10.200 to Quarterly Report on Form 10-Q dated September 30, 2008).

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

10.216	-

Indenture dated May 1, 2006 between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer, US Bank, N.A. as Indenture Trustee, Paying Agent and Custodian, and Branch Banking and Trust Company as Agent. (incorporated by reference to exhibit 10.212 to Quarterly Report on Form 10-Q dated June 30, 2006).

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