Form 10-K/A
period 2008-12-31
BLUEGREEN CORP
filed 2009-04-30
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Amendment No. 1

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number
0-19292

Bluegreen Corporation
(Exact name of registrant as specified in its Charter)

Massachusetts	03-0300793

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 Conference Way North, Suite 100
Boca Raton, Florida	33431

(Address of principal executive offices)	(Zip Code)

(561) 912-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	New York Stock Exchange

(Title of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $92,818,441 based upon the closing sale price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2008 ($6.05 per share). For this purpose, “affiliates” include members of the Board of Directors of the registrant, members of executive management and all persons known to be the beneficial owners of more than 10% of the registrant’s outstanding Common Stock.

As of April 2, 2009, there were 32,477,220 shares of the registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A is being filed by Bluegreen Corporation (the “Company,” “we,” “us” or “our”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009 (the “Initial Form 10-K”), to include the remaining information required by Items 10-14 of Part III of Form 10-K.

BLUEGREEN CORPORATION

Amendment No. 1 to
Annual Report on Form 10-K/A
for the year ended December 31, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of April 21, 2009.

Name	Age	Position

John M. Maloney, Jr.	47	President and Chief Executive Officer
Daniel C. Koscher	51	Senior Vice President; President and Chief Executive Officer of Bluegreen Communities
Anthony M. Puleo	41	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
David L. Pontius	53	Senior Vice President; President, Bluegreen Management Services
David Bidgood	51	Senior Vice President; President, Bluegreen Resort Field Sales & Marketing
Susan J. Saturday	49	Senior Vice President and Chief Human Resources Officer

The following table sets forth the names and ages our directors as of April 21, 2009.

Name	Age

Alan B. Levan	64
John E. Abdo	65
Norman H. Becker	71
Lawrence A. Cirillo	70
Robert F. Dwors	66
Scott W. Holloway	60
John Laguardia	70
Mark A. Nerenhausen	54
J. Larry Rutherford	62
Arnold Sevell	61

The following additional information is provided for each of the above-named individuals. Officers serve at the discretion of our Board of Directors. There is no family relationship between any of the directors or executive officers, and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

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

Alan B. Levan became a director in 2002. In May 2002, Mr. Levan was elected as our Chairman of the Board. Mr. Levan has been the Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. (“BBC”) since 1994, and Chairman of the Board of BankAtlantic, BBC’s banking subsidiary, since 1987. Since 1985, Mr. Levan has also served as the Chairman of the Board and Chief Executive Officer of Woodbridge Holdings Corporation (“Woodbridge”), a publicly traded company historically engaged in real estate development and, since 1978 he has served as the Chairman of the Board and Chief Executive Officer of BFC Financial Corporation (“BFC”) or its predecessors. BFC is a publicly traded diversified holding company, and its current major holdings include controlling interests in BBC and Woodbridge.

John E. Abdo became a director in 2002. In May 2002, Mr. Abdo was elected as Vice Chairman of our Board. Mr. Abdo has been the Vice Chairman of BBC since 1994 and a director of BankAtlantic since 1984. Mr. Abdo also serves as Vice Chairman of the Board of BFC and Woodbridge. Mr. Abdo is also a director of Benihana, Inc., a publicly-traded company which operates restaurants (“Benihana”), and President of Abdo Companies, Inc. He is also a member of the Board of Directors of the Broward Performing Arts Center Authority (PACA), and he is the former President and a current member of the Board of Directors of the Broward Performing Arts Foundation.

Norman H. Becker became a director in March 2003. Mr. Becker is currently, and has been for more than ten years, self-employed as a Certified Public Accountant. Prior thereto, Mr. Becker was a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for more than ten years. Mr. Becker is also a director of Benihana and a director and an officer of Proguard Acquisition Corp.

Lawrence A. Cirillo became a director in October 2003. Mr. Cirillo was Principal Partner and President of Atlantic Chartering, an oil tanker brokerage company, from 1979 until Atlantic Chartering merged with Seabrokers, Inc., a subsidiary of Clarkson, Ltd. Mr. Cirillo served as a Vice President of Seabrokers, Inc. until 2000. From 2000 to present, Mr. Cirillo has served as a tanker broker with Southport Maritime, Inc.

Robert F. Dwors became a director in October 2005. In 2006, Mr. Dwors became the President of Resort Development of Cypress Equities, a real estate development company. From 1995 until 2006, Mr. Dwors served as Senior Vice President of Corporate Real Estate Services for AutoNation, Inc.

Scott W. Holloway became a director in October 2003. Since 1986, Mr. Holloway has served as a President, Chief Executive Officer and sole owner of Hampton Financial Group, Inc. (“HFG”), a company involved in real estate development, investment, management and mortgage brokerage. In 2001, HFG established iCAP Realty Advisors, LLC, a national commercial mortgage banking and investment sales company. In 2000, Mr. Holloway co-founded Holloway Technology, LLC f/k/a Holloway Irrigation Systems, Inc., a company that develops irrigation and growing systems for outdoor container-grown plants. In March 2005, Mr. Holloway formed US Realty Capital, LLC, a national capital advisory company.

John Laguardia became a director in 2000. Since August 2008, Mr. Laguardia has served as the President and Chief Executive Officer of Liberty Consulting USA, LLC, a real estate and troubled asset consulting company. From 2005 until January 2008, he served as Senior Vice President-Acquisitions of Woodbridge and, from 2004 through April 2005, he was the Chairman of the Board and Chief Executive Officer of Bowden Building Corporation, a subsidiary of Woodbridge. From 1999 through April 2004, he was the President, Chief Executive Officer and Chief Operating Officer of ALH II, Inc., a holding company involved in the roll-up of regional homebuilders located in the southeastern United States. From 1997 through 1999, Mr. Laguardia served as the Executive Vice President and Chief Operating Officer of Atlantic Gulf Communities Corporation, a publicly traded real estate development company. Mr. Laguardia was the President and Chief Executive Officer for American Heritage Homes from 1994 to 1997. Mr. Laguardia also serves as a director of the Schooner Point Condominium Association.

Mark A. Nerenhausen became a director in October 2003. From 1998 to February 2009, Mr. Nerenhausen served as President and Chief Executive Officer of the Performing Arts Center Authority in Fort Lauderdale, Florida, and the successor to the Broward Center for the Performing Arts. Since March 2009, Mr. Nerenhausen has served as President and Chief Executive Officer of the Dallas Center for the Performing Arts.

J. Larry Rutherford became a director in 1997. Since September 1999, Mr. Rutherford has been the President and Chief Executive Officer of SouthStar Development Partners, Inc., a real estate developer. From 1990 to 1999, he served as the President and Chief Executive Officer of Atlantic Gulf Communities Corporation, a land development company.

Arnold Sevell became a director in 2002. For more than fifteen years, Mr. Sevell has been the President of Sevell Realty Partners, Inc., a full-service commercial real estate firm, and an affiliated company, Sevell Realty Holdings, LLC, as well as Sevell Family Holdings, LLC. Mr. Sevell also serves as a member of the Planning and Zoning Board of Boca Raton, Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, we believe that, during the year ended December 31, 2008, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to our officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. During March 2008, we made ministerial amendments to the Code of Business Conduct and Ethics relating to the review of related party transactions. We will post amendments to or waivers from our Code of Business Conduct and Ethics (to the extent applicable to our principal executive officer, principal financial officer or principal accounting officer), and the Code of Business Conduct and Ethics, as amended during March 2008, is available, on our website at www.bluegreencorp.com.

Audit Committee Members and Financial Expert

Our Board of Directors has established an Audit Committee. The Audit Committee consists of Norman H. Becker, Chairman, Robert F. Dwors, J. Larry Rutherford and Arnold Sevell. Our Board of Directors has determined that Mr. Becker is qualified as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and is “independent” within the meaning of applicable SEC rules and regulations relating to directors serving on audit committees and the listing standards of the New York Stock Exchange.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview of Compensation Program

Our Compensation Committee (sometimes referred to within this section as the “Committee”) reviews and determines the compensation of our Named Executive Officers (those individuals named below), administers our equity incentive plans (including reviewing and approving grants to our Named Executive Officers), makes recommendations to shareholders with respect to proposals related to compensation matters and generally consults with management regarding employee compensation programs.

The Compensation Committee’s charter reflects these responsibilities, and the Compensation Committee and the Board periodically review and, if appropriate, revise the charter. The Board determines the Compensation Committee’s membership, which is composed entirely of independent directors. The Compensation Committee meets at regularly scheduled times during the year, and it may also hold specially scheduled meetings and take action by written consent. At Board meetings, the Chairman of the Compensation Committee reports on Compensation Committee actions and recommendations, with all discussions of compensation occurring in executive sessions of the Board.

Pursuant to its authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee, during 2008, the Compensation Committee engaged the services of Mercer Human Resource Consulting and Johnson Associates, Inc. (the “Consultants”) to meet with and advise the Compensation Committee with respect to evaluating the competitiveness of our compensation program for our Named Executive Officers and programs aimed at aligning executive compensation with our performance and shareholders’ interests.

Our Named Executive Officers are the following individuals:

Name	Position

John M. Maloney, Jr.	President and Chief Executive Officer

Daniel C. Koscher	Senior Vice President; President and Chief Executive Officer of Bluegreen Communities

Anthony M. Puleo	Senior Vice President, Chief Financial Officer, Treasurer and Secretary

David L. Pontius	Senior Vice President; President of Bluegreen Resorts

David Bidgood	Senior Vice President; Executive Vice President of Sales & Marketing of Bluegreen Resorts

Compensation Components and Alignment to Compensation Goals

For 2008, the compensation received by our Named Executive Officers consisted of a base salary, a cash bonus (except for Mr. Maloney who did not receive a cash bonus during 2008), restricted stock and stock option awards, and health and welfare benefits.

The Committee’s goal in designing the compensation package for our Named Executive Officers is to attract and retain key talent, and align compensation with the Company’s short term and long term goals.

Attraction and Retention of Key Talent

The compensation package seeks to retain key executives by offering:

•	Competitive cash compensation, consisting of base salary and bonus opportunity, which are consistent with those offered in the marketplace for executives in similar positions or responsibilities,

•	A package of competitive benefits, and

•	A competitive stock-based compensation program.

Alignment of Compensation with Company Goals

The Committee seeks to align compensation with the Company’s short term and long term goals through:

•	Emphasis on corporate performance goals,

•	Stock-based compensation grants to incentivize efforts which improve share price, and

•	Stock-based grants and bonuses linked to Company performance goals.

The Company recognizes that the market price of its Common Stock is influenced by many economic factors, including the overall state of the economy, the real estate market, and the credit environment, all of which are largely outside of the control of the Company and its management. In recognition of this fact, the Company grants stock options and restricted stock in its effort to align the interests of management with the interest of shareholders and may rely on discretionary bonuses when appropriate to compensate executive management.

The Compensation Committee believes that the compensation program for our Named Executive Officers is appropriately based upon our performance, the performance and level of responsibility of the Named Executive Officers, and data regarding the compensation levels paid to comparable executives at comparable companies.

Role of Executive Officers in Compensation Decisions

The Compensation Committee made all compensation decisions for each of the Named Executive Officers, and approved recommendations regarding equity awards to all of our employees. The Chief Executive Officer annually reviews the performance of each of the Named Executive Officers (other than the Chief Executive Officer, whose performance is reviewed by the Compensation Committee). The conclusions reached and recommendations made based on these reviews, including those with respect to setting and adjusting base salary, annual cash incentive awards and bonuses and stock-based awards, are presented to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying upward or downward any recommended amounts or awards. In 2008, the Compensation Committee accepted without modification the recommendations of the Chief Executive Officer.

Compensation of Our Named Executives Officers

The Compensation Committee engaged the Consultants to conduct a review of the compensation program for the Chief Executive Officer and the other Named Executive Officers. The Consultants provided the Compensation Committee with reports, studies and relevant market data as well as alternatives to consider when making compensation decisions for the Chief Executive Officer and in connection with acting on the recommendations made by the Chief Executive Officer.

As indicated above, the Compensation Committee has structured the compensation program for our Named Executive Officers with the goal of motivating them to achieve our business objectives and to reward them upon achievement of those objectives.

In addition, in determining discretionary bonus amounts, if any, the Compensation Committee reviewed the specific efforts of the Named Executive Officers and considered whether the goals of the executive, notwithstanding his efforts, were adversely affected by factors which he could not control or materially influence. The Committee discussed the impact of the performance of one division on the second and how executives whose bonuses are tied to both divisions should be determined in light of the current real estate market conditions largely outside of the executive’s control.

Base Salary

In setting base salaries, the Compensation Committee periodically examines market compensation levels and trends observed in the market for executives of comparable experience and skills. Market information is used as an initial frame of reference for establishing and adjusting base salaries.

As described above, the Compensation Committee also made 2008 base salary decisions for the Named Executive Officers (other than the Chief Executive Officer) based on recommendations from the Chief Executive Officer, which includes a formal performance review of each Named Executive Officer based on the achievement of individual objectives set for him at the beginning of the year.

With respect to base salary decisions for the Chief Executive Officer, the Compensation Committee made an assessment of Mr. Maloney’s past performance with the Company and its expectations as to his future contributions to us as Chief Executive Officer. We also considered the factors described above for the other Named Executive Officers, including examining market compensation levels and trends and evaluating his individual performance and efforts and our financial condition, operating results and attainment of strategic objectives. In evaluating the performance of Mr. Maloney for purposes of not only his base salary, but also his cash bonus and equity awards under our long-term equity incentive compensation program, the Compensation Committee considered the information received from the Consultants regarding their competitive analysis of peer companies, as well as the Company’s 2008 operating results and its financial condition.

The base salaries of our Named Executive Officers for 2008 did not change from their 2007 levels. In addition, the base salaries of Named Executive Officers for 2009 were not changed from their 2008 levels, except for the base salary of Mr. Pontius, which was reduced from $500,000 in 2008 to $450,000 in 2009 as a result of his change in position from President of Bluegreen Resorts to President of Bluegreen Management Services.

Cash Bonus

The Company has an annual incentive program approved by the shareholders in 2006 which is a cash bonus plan which includes elements tied to the achievement of pre-established divisional and Company-wide annual financial performance objectives. There is also a discretionary element within the program tied to a subjective evaluation of overall performance in areas outside those that can be objectively measured from financial results. These objectives are established each year during our annual budget process. The portion of an executive officer’s cash bonus under our annual incentive program that is related to financial performance objectives varies based upon the impact that the Compensation Committee believes he or she has on the overall corporate and divisional financial performance. Each executive officer’s bonus is intended to take into account corporate and individual components, which are weighted according to the executive officer’s responsibilities. The financial performance objectives included earnings per share and field operating profit (by division) targets. The components of the subjective evaluation included creation of long-term opportunities for us, generating liquidity for our operations and improving our products and services.

In 2008, a total of $1,479,459 in cash bonuses was awarded to the Named Executive Officers as follows: Messrs. Pontius and Bidgood were paid bonuses of $503,277 and $751,182, respectively, under the formula based component of the annual incentive program based on their achievement of pre-established financial performance objectives while Messrs Koscher and Puleo were paid discretionary bonuses of $50,000 and $175,000, respectively, based on the recommendations of the Chief Executive Officer and the Committee’s view of their substantial efforts and contributions to the Company in 2008. While the Committee recognized Mr. Maloney’s leadership of the Company during this challenging economic time, based on the current economic environment, the Committee decided not to award Mr. Maloney a discretionary cash bonus during 2008.

Long-Term Equity Incentive Compensation

Our long-term equity incentive compensation program provides an opportunity for the Named Executive Officers, and our other employees, to increase their stake in the Company through grants of restricted shares of our Common Stock or options to purchase shares of our Common Stock. This program encourages executive officers to focus on our long-term performance by aligning their interests with those of our shareholders, since the ultimate value of such compensation is directly dependent on the stock price. The Compensation Committee believes that providing our Named Executive Officers and others with opportunities to acquire an interest in our growth and prosperity through the grant of stock or stock options enables us to attract and retain qualified and experienced executive officers.

The Compensation Committee’s grant of restricted shares and stock options to our Named Executive Officers is based on an assessment of the individual’s contribution to our success and growth. Generally speaking, the long term equity compensation of our Named Executive Officers is linked to year-over-year growth in earnings (earnings per share and/or segment results). Decisions by the Compensation Committee regarding grants of restricted shares and stock options to executive officers, including the Named Executive Officers, are generally made based upon the recommendation of the Chief Executive Officer (other than with respect to decisions regarding equity-based compensation to be granted to the Chief Executive Officer), the level of the executive officer’s position with us, an evaluation of the executive officer’s past and expected future performance, the number of restricted shares and stock options previously granted to and currently held by the executive officer, and discussions with the executive officer.

In 2008, each Named Executive Officer other than Mr. Koscher was granted restricted shares and stock options. The restricted shares vest on the fifth anniversary of the date of grant, or earlier under certain circumstances such as a change in control. The Compensation Committee believes that the restricted shares and stock options, and the terms and conditions thereof, including the vesting schedule, can under certain circumstances serve as a significant aid in the retention of our executive officers. The Compensation Committee is reviewing the terms of the 2008 grants in light of the changes in the Company’s business model and the trading price of its Common Stock as well as current economic conditions.

Internal Revenue Code Limits on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer and four other most highly compensated executive officers as of the end of the fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met.

The Compensation Committee believes that it is generally in our best interest to attempt to structure performance-based compensation, including restricted stock, stock options and cash bonuses, to executive officers who may be subject to Section 162(m) in a manner that satisfies the statute’s requirements for full tax deductibility for the compensation. In an effort to meet these objectives, we adopted the 2006 performance-based annual incentive program to provide performance based goals. The Compensation Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet Section 162(m) standards when necessary to enable us to meet our overall objectives, even if we may not deduct all of the compensation. Based on the discretion the Compensation Committee has in making determinations with respect to cash bonuses, a portion of the compensation paid by us to our Named Executive Officers may not satisfy the requirements for deductibility under Section 162(m) in future years.

Employment Agreements

In May 2002, we entered into an employment agreement with Mr. Koscher. The employment agreement had an initial term of one year with automatic one-year extensions unless terminated by either Mr. Koscher or us upon not less than 60 days notice prior to the end of the then-current term. The employment agreement provides that Mr. Koscher will receive a base salary (which was $400,000 in 2008), subject to annual increases at the discretion of the Compensation Committee, and certain other benefits and will be eligible to receive a cash bonus as determined by the Compensation Committee.

In connection with the hiring of Mr. Pontius in April 2007, the Company agreed to pay Mr. Pontius a base salary of $500,000 (reduced to $450,000 in 2009 as a result of his change in position from President of Bluegreen Resorts to President of Bluegreen Management Services), subject to annual increases at the discretion of the Compensation Committee, and certain other benefits, as well as a bonus equal to 100% of base salary based upon achievement of targeted financial metrics, with a potential of up to 150% of base salary. In addition, in the event of Mr. Pontius’ termination by the Company without cause, Mr. Pontius will receive a severance payment in an amount equal to his then-current annual base salary plus a prorated bonus payment based on performance.

Compensation Committee Report

The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate this Report by reference therein.

Our Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K/A.

Submitted by the Members of the Compensation Committee:

Scott W. Holloway, Chairman
Arnold Sevell
J. Larry Rutherford

Compensation of Named Executive Officers

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)

John M. Maloney, Jr.,	2008	$600,000		—	$453,198	$372,229	—	—	$15,265	$1,440,692
President and Chief Executive	2007	600,000		750,000	41,197	278,128	—	—	12,609	1,681,934
Officer	2006	300,000		475,000	—	244,953	229,572	—	2,530	1,252,055

Daniel C. Koscher, Senior	2008	$400,000		$50,000	$51,733	$193,825	—	—	$22,580	$718,138
Vice President; Chief Executive	2007	400,000		—	23,465	228,882	348,266	—	23,540	1,024,153
Officer - Bluegreen	2006	300,000		429,397	—	195,707	141,474	—	3,130	1,069,708
Communities

David L. Pontius, Senior Vice	2008	$500,000		150,000	$188,857	$44,699	$503,277	—	$13,500	$1,400,333
President; President –	2007	291,667	(6)	150,000	—	—	553,685	—	7,000	1,002,352
Bluegreen Resorts	2006	—		—	—	—	—	—	—	—

David Bidgood, Senior Vice	2008	$400,000		—	$225,865	$128,876	$751,182	—	$11,400	$1,517,323
President; Executive Vice	2007	400,000		—	27,465	176,401	760,177	—	7,960	1,372,003
President of Sales and	2006	—		—	—	—	—	—	—	—
Marketing – Bluegreen Resorts

Anthony M. Puleo, Senior	2008	$300,000		$175,000	$139,159	$141,372	—	—	$8,658	$764,189
Vice President, Chief Financial	2007	300,000		38,367	10,921	113,288	186,633	—	5,762	654,971
Officer and Treasurer	2006	275,000		127,989	—	98,543	97,011	—	1,000	599,543

(1)

The 2008 amounts for Messrs. Koscher and Puleo represent cash bonuses paid under the discretionary component of our annual incentive program based on a subjective evaluation of overall performance. The 2008 amount for Mr. Pontius represents a signing bonus paid to him during December 2008. In connection with his hiring during July 2007, the Company agreed to pay Mr. Pontius a signing bonus of $450,000 to be paid in 3 installments, of which $150,000 was paid in each of December 2007 and 2008. The remaining installment is anticipated to be paid in January 2010, subject to Mr. Pontius’ employment with the Company,

(2)

Represents the dollar amount of compensation expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS No. 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock based compensation awards, including amounts from awards granted prior to 2008. Restricted stock awards were valued at the market price of our stock on the date of grant and stock options were valued under an option pricing model. Assumptions used in the calculation of the fair value of stock options are included in Note 1 to our Consolidated Financial Statements for the fiscal year ended December 31, 2008, included in the Initial Form 10-K. There were no forfeitures during 2008. Additional information regarding these stock awards granted to the Named Executive Officers in 2008, including the grant date fair value of such stock awards, is set forth in the “2008 Grants of Plan-Based Awards” table below.

(3)

Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS No. 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from options granted prior to 2008. Assumptions used in the calculation of these amounts are included in Note 1 to our Consolidated Financial Statements for the fiscal year ended December 31, 2008, included in the Initial Form 10-K. There were no forfeitures during 2008. Additional information regarding stock options awarded to the Named Executive Officers in 2008, including the grant date fair value of such stock options, is set forth in the “2008 Grants of Plan-Based Awards” table below.

(4)	The 2008 amount for Messrs. Pontius and Bidgood represent cash bonuses paid under the formula-based component of our annual incentive program based on the achievement of financial performance goals.

(5)	See table below for details of All Other Compensation for the 2008 fiscal year.

(6)	Amount represents the pro-rated annual base salary of $500,000 for Mr. Pontius, who joined the Company in July 2007.

2008 ALL OTHER COMPENSATION

The following table sets forth certain information concerning the amounts under “All Other Compensation” in the “Summary Compensation Table” above.

Name	Perquisites and Other Personal Benefits ($)		Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Total ($)

John M. Maloney, Jr.	$7,158		$6,607	$1,500	$15,265

Daniel C. Koscher	$12,900	(1)	$8,180	$1,500	$22,580

David L. Pontius	$12,000	(2)	—	$1,500	$13,500

David Bidgood	$9,900		—	$1,500	$11,400

Anthony M. Puleo	$7,158		—	$1,500	$8,658

(1)	This amount is comprised of tickets for sporting events and a membership at a golf club.

(2)	Amount represents a car allowance of $1,000 per month.

2008 GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information concerning grants of awards to the Named Executive Officers pursuant to our non-equity and equity incentive plans in the fiscal year ended December 31, 2008.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)

Name	Grant Date		Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock (#) (2)	All Other Option Awards; Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (3)

John M. Maloney, Jr.	2/13/08		—	$—	$750,000	77,336			$720,000
	5/21/08	(5)				275,000	275,000	$7.50	$2,810,197

Daniel C. Koscher			—	$600,000	(4)	—	—	—	—

David L. Pontius	2/13/08		—	$500,000	$750,000	56,391	—	—	$525,000
	5/21/08	(5)				112,500	112,500	$7.50	$1,149,626

David Bidgood	2/13/08		—	$600,000	(4)	56,391	—	—	$525,000
	5/21/08	(5)				85,000	85,000	$7.50	$868,606

Anthony M. Puleo	2/13/08		—	$225,000	(4)	25,779			$240,000
	5/21/08	(5)				85,000	85,000	$7.50	$868,606

(1)

Represents the estimated possible payouts of cash awards under the formula-based component of our annual incentive program which is tied to financial performance goals. The actual amount of cash bonuses paid in 2008 under the formula-based component of our annual incentive program is included under “Non-Equity Incentive Plan Compensation” in the “Summary Compensation Table” above. Our annual incentive program is more fully described in the “Compensation Discussion and Analysis” section beginning on page 5.

(2)

Amounts represent grants of restricted stock that were granted under our 2005 Stock Incentive Plan (with respect to the February 2008 grants) and our 2008 Stock Incentive Plan (with respect to the May 2008 grants) and vest 100% on the fifth anniversary of the date of grant. See note 5 below for additional vesting terms for the May 2008 grants.

(3)	Amounts represent the grant-date fair value in accordance with SFAS No. 123(R).

(4)	In 2008, there was no maximum possible payout of cash awards to Messrs. Koscher, Bidgood, and Puleo under the formula-based component of our annual incentive program.

(5)

The stock options and restricted shares are scheduled to vest on May 21, 2013. However, in the event of a change-in-control of the Company at a price of at least $12.50 per share, a percentage (of up to 100%) of the options and restricted shares will vest depending on both the date of the change-in-control and the actual price for a share of Common Stock in the transaction which results in the change-in-control.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of December 31, 2008.

	Option Awards						Stock Awards

	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested

Name	Exercisable		Unexercisable

John M. Maloney, Jr.	20,000	(1)	—		$2.29	5/24/2011	—	—		—	—
	100,000	(2)	—		$5.84	10/9/2013	—	—		—	—
	—		65,000	(3)	$18.36	7/20/2015	—	—		—	—
	—		45,000	(4)	$12.07	7/19/2016	—	—		—	—
	—		—		—	—	37,848	$118,464	(7)	—	—
	—		—		—	—	77,336	$242,062	(8)	—	—
	—		—		—	—	275,000	$860,750	(9)	—	—
	—		275,000	(9)	$7.50	5/21/2015	—	—		—	—

Daniel C. Koscher	89,224	(5)	89,224		$3.48	2/19/2013	—	—		—	—
	—		56,000	(3)	$18.36	7/20/2015	—	—		—	—
	—		45,000	(4)	$12.07	7/19/2016	—	—		—	—
	—		—		—	—	21,556	$67,470	(7)	—	—

David L. Pontius	—		—		—	—	24,779	$77,558	(8)	—	—
	—		—		—	—	112,500	$352,125	(9)	—	—
	—		112,500	(9)	$7.50	5/21/2015	—	—		—	—

David Bidgood	200,000	(6)	—		$3.45	6/25/2012	—	—		—	—
	—		24,000	(3)	$18.36	7/20/2015	—	—		—	—
	—		30,000	(4)	$12.07	7/19/2016	—	—		—	—
	—		—		—	—	25,232	$78,976	(7)	—	—
	—		—		—	—	56,391	$176,504	(8)	—	—
	—		—		—	—	85,000	$266,050	(9)	—	—
	—		85,000	(9)	$7.50	5/21/2015	—	—		—	—

Anthony M. Puleo	15,000	(5)	—		$3.48	2/19/2013	—	—		—	—
	—		35,000	(3)	$18.36	7/20/2015	—	—		—	—
	—		20,000	(4)	$12.07	7/19/2016	—	—		—	—
	—		—		—	—	10,033	$31,403	(7)	—	—
	—		—		—	—	25,779	$80,688	(8)	—	—
	—		—		—	—	85,000	$266,050	(9)	—	—
	—		85,000	(9)	$7.50	5/21/2015	—	—		—	—

(1)	Vested ratably over a five-year period ended May 24, 2006.

(2)	Vested on October 9, 2008.

(3)	Vests on July 20, 2010.

(4)	Vests on July 19, 2011.

(5)	Vested on February 19, 2008.

(6)	Vested on June 25, 2007.

(7)	Vests on July 18, 2012.

(8)	Vests on February 13, 2013.

(9)

Scheduled to vest on May 21, 2013. However, in the event of a change-in-control of the Company at a price of at least $12.50 per share of Common Stock, a percentage (of up to 100%) of the options and restricted shares will vest depending on both the date of the change-in-control and the actual price for a share of Common Stock in the transaction which results in the change-in-control.

2008 OPTION EXERCISES AND STOCK VESTED

None of the Named Executive Officers exercised any stock options during 2008, and no restricted shares held by any Named Executive Officer vested during 2008.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The following table sets forth certain information with respect to compensation that would become payable if the Named Executive Officers had ceased employment under the various circumstances below. The amounts shown assume that such cessation of employment was effective as of December 31, 2008. The actual amounts to be paid can only be determined at the time of such executive’s separation from us.

					Before Change in Control		Within One Year After Change in Control

					Termination without Cause		Resignation for Good Reason (4)	Termination without Cause (4)
Name	Benefit	Retirement	Disability (3)	Death (4)

John M. Maloney, Jr.	—	—	—	—	—		—	—

Daniel C. Koscher (1)	Base Salary	—	$400,000	$—	$500,000	(5)	$500,000	$500,000
	Bonus	—	50,000	50,000	50,000		50,000	50,000
	Benefits		12,000	—	15,000	(5)	15,000	15,000

David L. Pontius (2)	Base Salary	—	—	—	$400,000	(3)	—	—
	Bonus	—	—	—	600,000	(6)	—	—

David Bidgood	—	—	—	—	—		—	—

Anthony M. Puleo	—	—	—	—	—		—	—

(1)

Under Mr. Koscher’s employment agreement, if we terminate Mr. Koscher without cause, or if he resigns for good reason within one year after a change in control, then we are obligated to pay him his base salary and benefits for 15 months as well as a bonus. Under the employment agreement, termination of Mr. Koscher without cause will be deemed to occur upon, among other things, a determination by us not to renew the employment agreement upon expiration of the then-current term, a significant decrease of Mr. Koscher’s position, duties or responsibilities, our failure to obtain the assumption of the employment agreement by any successor to our business, or the sale of all or substantially all of our business or assets or our liquidation. In the event Mr. Koscher becomes disabled, his employment will terminate and he will be entitled to receive his base salary and benefits for 12 months as well as a bonus.

(2)

Under the offer letter pursuant to which we hired Mr. Pontius, if we terminate Mr. Pontius without cause, then we will be obligated to pay him his then-current base salary for 12 months plus a prorated bonus payment based on performance.

(3)	Aggregate amount of payments to be made over a period of 12 months. Mr. Koscher’s bonus would be pro-rated from the beginning of the year to the date of the event.

(4)	Payments to be made in one lump-sum and would be pro-rated from the beginning of the year to the date of death.

(5)	Aggregate amount of payments to be made over a period of 15 months.

(6)

Aggregate amount of payment to be made in one lump sum and would be pro-rated based on performance. The minimum amount that can be received is 100% of Mr. Pontius’s base salary, while the maximum amount he could receive would be150% of his base salary.

Compensation of Directors

The current compensation for non-employee directors has been in effect since July 1, 2005, and is designed to achieve the following goals: compensation should fairly pay directors for work required by a company of our size and scope; compensation should align directors’ interests with the long-term interests of shareholders; and the structure of the compensation should be simple, transparent and easy for shareholders to understand. The table below on non-management directors’ compensation includes the following compensation:

During 2008, each non-employee director, other than Messrs. Levan and Abdo, received $100,000 for his service on the Board of Directors, of which no more than $50,000 was payable in cash. The non-cash portion of each non-employee director’s compensation was paid, at the director’s election, in restricted stock or stock options granted under our 2008 Stock Incentive Plan. Restricted stock vests monthly over the 12-month service period, or earlier upon a change-in-control of the Company. Stock options are fully vested on the date of grant, have a ten-year term and have an exercise price equal to the closing market price of a share of the Common Stock on the NYSE on the date of grant. Messrs. Levan and Abdo received options to purchase 50,000 shares of our Common Stock at an exercise price equal to the closing market price of a share of our Common Stock on the NYSE on the date of grant. Such options vest on the fifth anniversary of the date of grant. Additionally, during 2008, Messrs. Levan and Abdo were each granted 71,000 shares of restricted stock and 71,000 options to purchase Common Stock in consideration of their extensive services rendered as Chairman and Vice-Chairman, respectively. These additional stock options and restricted shares are scheduled to vest on May 21, 2013. However, in the event of a change-in-control of the Company at a price of at least $12.50 per share of Common Stock, a percentage (of up to 100%) of the options and restricted shares will vest depending on both the date of the change-in-control and the actual price for a share of the Common Stock in the transaction which results in the change-in-control. Further, Mr. Abdo also received an additional $5,634 of benefits during 2008, and this amount is included in the “All Other Compensation” column of the “2008 Director Compensation Table” below.

No director receives additional compensation for attendance at Board of Directors’ meetings or meetings of committees on which he serves except as follows. In 2008, members of the Audit Committee, other than its Chairman, received $10,000 in cash annually. The Chairman of the Audit Committee received an annual cash amount of $15,000 for his service. The Chairmen of the Nominating/Corporate Governance Committee and the Compensation Committee each received an annual cash amount of $3,500 for their service. Members of these committees did not receive any additional compensation beyond their compensation as directors. Mr. Rutherford received $15,000 during 2008 for his services as a member of the Investment Committee.

2008 DIRECTOR COMPENSATION TABLE

The following table sets forth certain information regarding the compensation paid to our non-employee directors for their service during the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alan B. Levan	$—	$60,794	$163,410	$—	$—	$—	$224,204

John E. Abdo	$—	$60,794	$163,410	—	—	$5,634	$229,838

Norman H. Becker	$65,000	$50,000	—	—	—	—	$115,000

Lawrence A. Cirillo	$50,000	—	$50,000	—	—	—	$100,000

Robert F. Dwors	$60,000	$50,000	—	—	—	—	$110,000

Scott W. Holloway	$50,000	$27,500	$26,000	—	—	—	$103,500

John Laguardia	$50,000	—	$50,000	—	—	—	$100,000

Mark A. Nerenhausen	$50,000	$50,000	—	—	—	—	$100,000

J. Larry Rutherford	$75,000	$50,000	—	—	—	—	$125,000

Arnold Sevell	$60,750	—	$52,750	—	—	—	$113,500

(1)

Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS No. 123(R), without taking into account an estimate of forfeitures related to service-based vesting of restricted stock grants, including amounts from awards granted prior to 2008, if applicable. There were no forfeitures during 2008. The grant date fair value of the restricted stock awards granted in 2008 computed in accordance with SFAS No. 123(R) is as follows: Mr. Holloway - $55,000; each of Messrs. Becker, Dwors, Nerenhausen, and Rutherford - $50,000; and each of Messrs. Levan and Abdo - $495,580.

(2)

Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS No. 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to 2008. Assumptions used in the calculation of these amounts are included in Note 1 to our Consolidated Financial Statements for the fiscal year ended December 31, 2008 included in the Initial Form 10-K. There were no forfeitures during 2008. The grant date fair value of the stock option awards granted in 2008 computed in accordance with SFAS No. 123(R) is as follows: Mr. Holloway - $26,000; each of Messrs. Cirillo and Laguardia - $50,000; Mr. Sevell - $52,750; and each of Messrs. Levan and Abdo - $370,700.

The table below sets forth the aggregate number of shares of Common Stock and the aggregate number of stock options held by each non-employee director as of December 31, 2008:

Name	Common Stock	Stock Options

Alan B. Levan	71,100	271,000
John E. Abdo	71,000	271,000
Norman H. Becker	16,758	16,010
Lawrence A. Cirillo	100	50,685
Robert F. Dwors	12,384	13,535
Scott W. Holloway	9,531	33,801
John Laguardia	14,483	51,186
Mark A. Nerenhausen	12,384	24,499
J. Larry Rutherford	16,758	61,010
Arnold Sevell	1,000	52,829

Compensation Committee Interlocks and Insider Participation

Prior to and including February 20, 2008, the Compensation Committee consisted of Scott W. Holloway, Chairman, Mark A. Nerenhausen and J. Larry Rutherford. For the remainder of 2008, the Compensation Committee consisted of, and the Compensation Committee currently consists of, Scott W. Holloway, Chairman, J. Larry Rutherford and Arnold Sevell. None of Messrs. Holloway, Nerenhausen, Rutherford or Sevell is an employee of the Company or any of its subsidiaries.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Our Principal Shareholders and Security Ownership of Management

The following table sets forth, as of April 2, 2009, certain information as to persons owning in excess of 5% of the outstanding shares of our Common Stock. In addition, the following table includes the outstanding securities beneficially owned by (i) our directors, (ii) the Named Executive Officers and (iii) our directors and executive officers as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of our outstanding Common Stock as of April 2, 2009. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and us pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of our Common Stock (1) over which he or she has or shares, directly or indirectly, voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after April 2, 2009. As used herein, “voting power” is the power to vote, or direct the voting of, shares and “investment power” includes the power to dispose, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

Name	Common Stock (1) (5)	Options Exercisable Within 60 Days	Total Shares Beneficially Owned	Percent of Shares Outstanding (2)

Woodbridge Holdings Corporation(3) 2100 W. Cypress Creek Road Ft. Lauderdale, FL 33309	9,517,325	100,000	9,617,325	28.9%
John E. Abdo (6)	9,588,325	50,000	9,638,325	29.0%
Norman H. Becker (7)	16,758	16,010	32,768	*
David Bidgood	166,623	200,000	366,623	1.1%
Lawrence A. Cirillo	100	50,685	50,785	*
Robert F. Dwors	12,384	13,535	25,919	*
Scott W. Holloway	9,531	33,801	43,332	*
Daniel C. Koscher	54,529	89,224	143,753	*
John Laguardia	14,483	51,896	66,379	*
Alan B. Levan (6)	9,588,425	50,000	9,638,425	29.0%
John M. Maloney, Jr.	395,363	120,000	515,363	1.5%
Mark A. Nerenhausen	12,384	24,499	36,883	*
David L. Pontius	168,891	—	168,891	*
Anthony M. Puleo (4)	126,595	17,500	144,095	*
J. Larry Rutherford	16,758	31,010	47,768	*
Arnold Sevell (7)	1,000	52,829	53,829	*
All directors and executive officers as a group (16 persons)	10,702,160	808,489	11,510,649	34.6%
Central Florida Investments, Inc. and affiliates (7) (8) 5601 Windhover Drive, Orlando, FL 32819	7,405,628	—	7,405,628	22.2%
Dimensional Fund Advisors Inc. (9) 1299 Ocean Avenue Santa Monica, CA 90401	2,542,040	—	2,542,040	7.6%
Bay Harbour Management, L.C. (10) 375 Park Avenue, 20th Floor New York, NY 10152	2,944,262	—	2,944,262	8.8%

*	Less than 1%.

(1)	Includes restricted shares that have not vested as of April 2, 2009.

(2)

In accordance with the rules of the SEC, the denominator used to calculate the percent of shares outstanding includes shares which may be acquired by the applicable individual, company or group upon the exercise of stock options that are exercisable within 60 days, plus 30,970,491 shares outstanding on April 2, 2009.

(3)

Based on the most recent Schedule 13D filed with the SEC as of January 14, 2004, Messrs. Levan and Abdo may be deemed to control Woodbridge, and therefore the shares beneficially owned by Woodbridge may also be deemed to be beneficially owned by Messrs. Levan and Abdo.

(4)	Amounts reported for Mr. Puleo include shares beneficially owned by Mr. Puleo’s wife, who is also an employee of the Company.

(5)	Includes shares held in the Company’s 401(k) retirement savings plan for employees of the Company.

(6)

Includes the 9,517,325 shares held by Woodbridge (as reported in a Form 4 filed with the SEC on May 23, 2008 for Messrs. Abdo and Levan), which may be deemed to be beneficially owned by both Messrs. Levan and Abdo by virtue of their control positions in Woodbridge and its controlling shareholder, BFC.

(7)

David A. Siegel, the David A. Siegel Revocable Trust, and Central Florida Investments, Inc. (collectively, the “Siegel Shareholders”) have granted an irrevocable proxy, coupled with an interest, to Norman Becker and Arnold Sevell, who are members of our Board of Directors, to vote the shares of our Common Stock owned by the Siegel Shareholders in accordance with the recommendation of our Board of Directors on any matter submitted to our shareholders.

(8)	As reported on Form 4 filed with the SEC on October 11, 2008.

(9)

As reported in a Schedule 13G/A filed with the SEC on February 9, 2009, Dimensional Fund Advisors Inc. may be deemed the beneficial owner of 2,542,040 shares owned by certain investment companies, trusts and accounts. However, in such filing, Dimensional Fund Advisors Inc. disclaims beneficial ownership of the shares.

(10)

As reported in a Schedule 13G filed with the SEC on February 13, 2009, Bay Harbour Management, L.C. may be deemed the beneficial owner of 2,944,262 shares owned by certain investment companies, trusts and accounts. However, in such filing, Bay Harbour Management, L.C. disclaims beneficial ownership of the shares.

Equity Compensation Plan Information

Information with respect to our equity compensation plans is set forth under Item 5 of Part II of the Initial Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Any existing loans to our officers and employees other than in the ordinary course of business have been approved by a majority of disinterested, non-management directors. In accordance with applicable law and regulations, we will not make any new loans to, or advances on behalf of, our executive officers nor will we modify in any respect any currently outstanding loan to any executive officer.

Woodbridge beneficially owns approximately 29% of our outstanding Common Stock. During 2008, we paid approximately $430,000 to affiliates of Woodbridge for various services, the majority of which related to risk management. During 2008, we received approximately $76,000 from affiliates of Woodbridge for certain services provided by us to Woodbridge or its affiliates.

Review and Approval of Related Person Transactions

We review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. We affirmatively request information from the directors and executive officers with respect to related person transactions and based on such information determine, based on the facts and circumstances, whether we or a related person may have a direct or indirect material interest in the transaction. As set forth in their respective charters, the Audit Committee, in the case of related person transactions which present issues regarding accounting, internal accounting controls, or auditing matters, or the Nominating / Corporate Governance Committee, in the case of all other related person transactions, reviews and approves (or ratifies) related person transactions. .In connection with such review, the reviewing committee considers:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transactions;

•	the importance of the transaction to the related person;

•	the importance of the transaction to us;

•	whether the transaction would impair the judgment of a director or executive officers to act in our best interest; and

•	any other matters the reviewing committee deems appropriate.

Any member of the reviewing committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

It is also our policy that any transaction not in the ordinary course of our business with an executive officer, director, principal shareholder, or affiliate of any of them, involving in excess of $10,000 must be approved by a majority vote of disinterested directors, and must be on terms no less favorable to us than those which could reasonably be obtained from an independent third party.

Director Independence

The Board of Directors has affirmatively determined that the following eight directors - Norman H. Becker, Lawrence A. Cirillo, Robert F. Dwors, Scott W. Holloway, Mark A. Nerenhausen, J. Larry Rutherford, John Laguardia, and Arnold Sevell - who together comprise a majority of the members of the Board of Directors, are “independent” as such term is defined in the listing standards of the New York Stock Exchange and applicable law relating to the independence of directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees billed for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2008 and 2007 (“E&Y”), for the audit of our annual financial statements and fees billed for audit-related services, tax services and all other services rendered by E&Y for the years ended December 31, 2008 and 2007.

	Year Ended December 31,

	2008	2007

Audit Fees (1)	$1,687,901	$2,221,431
Audit-related fees (2)	236,074	185,348
Tax fees (3)	307,846	14,000
Other (4)	2,500	2,500

(1)

The 2007 fees include approximately $166,000 of fees reimbursed to us by Woodbridge and BFC related to the inclusion of our audited financial statements in certain of their filings with the SEC. The 2008 fees and the balance of the 2007 fees relate to the audit of our consolidated financial statements, assessments of our internal control over financial reporting for the fiscal year, quarterly reviews of our interim financial statements, and accounting consultations on matters addressed during the audit or interim reviews.

(2)

The 2008 and 2007 fees include approximately $63,300 and $58,000, respectively, for the financial statement audit of one of our subsidiaries. The balance of the 2008 and 2007 fees related primarily to the audit of the Bluegreen Corporation Retirement Savings Plan and agreed-upon procedures related to term securitizations.

(3)

The 2008 and 2007 fees include fees for reviewing our federal and certain of our state income tax returns. The 2008 fees also include fees related to E&Y’s performance of tax due-diligence in connection with a potential acquisition which was not consummated.

(4)	The 2008 and 2007 fees represent the cost of an online accounting research subscription.

          All audit-related services, tax services and other services during 2008 were pre-approved by the Audit Committee, which concluded that the provision of such services by E&Y was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Under its charter, the Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent auditor and shall not engage the independent auditor to perform any non-audit services prohibited by law or regulation. Each year, the independent auditor’s retention to audit our financial statements, including the associated fee arrangement, is approved by the Audit Committee before any audit work for that year is commenced. The Audit Committee has approved the retention of E&Y as our independent auditor for 2009. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent auditor, and management may present additional services for specific pre-approval. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting and obtain ratification of such approval by the entire Committee.

          The Audit Committee has determined that E&Y’s provision of the audit-related, tax and other services (other than audit services) described above are compatible with maintaining E&Y’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	DOCUMENTS FILED AS PART OF THIS AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A:

	(3)	EXHIBITS

          The following exhibits are filed as a part of this Amendment No. 1 to Annual Report on Form 10-K/A:

Exhibit Number	Description	Method of Filing

31.1

Certification of John M. Maloney, Jr., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

31.2

Certification of Anthony M. Puleo, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEGREEN CORPORATION

Dated:	April 30, 2009	By:	/s/ John M. Maloney, Jr.

John M. Maloney, Jr.
President and Chief Executive Officer (Principal
Executive Officer)

Dated:	April 30, 2009	By:	/s/ Anthony M. Puleo

Anthony M. Puleo
Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)

Dated:	April 30, 2009	By:	/s/ Raymond S. Lopez

Raymond S. Lopez
Senior Vice President and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30TH day of April, 2009.

SIGNATURE	TITLE

/s/ John M. Maloney, Jr.	President and Chief Executive Officer
(Principal Executive Officer)
John M. Maloney, Jr.

/s/ Anthony M. Puleo	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Anthony M. Puleo

/s/ Raymond S. Lopez	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Raymond S. Lopez

/s/ Alan B. Levan	Chairman of the Board of Directors

Alan B. Levan

/s/ John E. Abdo	Vice Chairman of the Board of Directors

John E. Abdo

/s/ Norman H. Becker	Director

Norman H. Becker

/s/ Lawrence Cirillo	Director

Lawrence Cirillo

/s/ Robert F. Dwors	Director

Robert F. Dwors

/s/ Scott W. Holloway	Director

Scott W. Holloway

/s/ John Laguardia	Director

John Laguardia

/s/ Mark A. Nerenhausen	Director

Mark A. Nerenhausen

/s/ J. Larry Rutherford	Director

J. Larry Rutherford

/s/ Arnold Sevell	Director

Arnold Sevell

EXHIBIT INDEX

Exhibit Number	Description

31.1

Certification of John M. Maloney, Jr., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Anthony M. Puleo, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002