Form 10-Q
period 2009-03-31
BLUEGREEN CORP
filed 2009-05-11
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________to ______________________________________________

Commission File Number:	001-09292

Bluegreen Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	03-0300793

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 Conference Way North, Suite 100, Boca Raton, Florida	33431

(Address of principal executive offices)	(Zip Code)

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

          Yes ☒  No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

          Yes ☐  No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2009, there were 32,477,220 shares of the registrant’s common stock, $0.01 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2008	March 31, 2009

ASSETS
Cash and cash equivalents (including restricted cash of $21,214 and $26,751 at December 31, 2008 and March 31, 2009, respectively)	$81,775	$81,367
Contracts receivable, net	7,452	6,902
Notes receivable (net of allowance of $52,029 and $49,180 at December 31, 2008 and March 31, 2009, respectively)	340,644	324,642
Prepaid expenses	9,801	13,377
Other assets	27,488	31,391
Inventory	503,269	511,143
Retained interests in notes receivable sold	113,577	114,573
Property and equipment, net	109,501	108,944

Total assets	$1,193,507	$1,192,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$24,900	$10,341
Accrued liabilities and other	52,283	48,458
Deferred income	29,854	23,188
Deferred income taxes	91,802	95,112
Receivable-backed notes payable	249,117	256,614
Lines-of-credit and notes payable	222,739	228,333
Junior subordinated debentures	110,827	110,827

Total liabilities	781,522	772,873

Commitments and contingencies (Note 9)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 90,000 shares authorized; 33,996 shares issued at December 31, 2008 and March 31, 2009	339	340
Additional paid-in capital	182,654	183,842
Treasury stock, 2,756 common shares at both December 31, 2008 and March 31, 2009, at cost	(12,885)	(12,885)
Accumulated other comprehensive income, net of income taxes	3,173	4,726
Retained earnings	209,186	212,739

Total Bluegreen Corporation shareholders’ equity	382,467	388,762
Non-controlling interest	29,518	30,704

Total Equity	411,985	419,466

Total liabilities and shareholders’ equity	$1,193,507	$1,192,339

Note:

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2008	2009

Revenues:
Gross sales of real estate	$119,378	$53,753
Estimated uncollectible VOI notes receivable	(16,367)	(7,898)
Gain on sale of VOI notes receivable	8,245	—

Sales of real estate	111,256	45,855

Other resort and communities operations revenue	17,870	14,676
Interest income	9,961	18,493
Other income, net	265	—

	139,352	79,024
Costs and expenses:
Cost of real estate sales	30,958	12,105
Cost of other resort and communities operations	12,687	10,623
Selling, general and administrative expenses	87,669	41,391
Interest expense	4,949	7,335
Other expense, net	—	535

	136,263	71,989

Income before non-controlling interests and provision for income taxes	3,089	7,035
Provision for income taxes	855	2,296

Net income	2,234	4,739
Less: net income attributable to non-controlling interests	838	1,186

Net income attributable to Bluegreen Corporation	$1,396	$3,553

Net income per common share:
Basic	$0.04	$0.11

Diluted	$0.04	$0.11

Weighted average number of common and common equivalent shares:
Basic	31,241	31,087

Diluted	31,490	31,087

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2008	2009

Operating activities:
Net income	$2,234	$4,739
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash stock compensation expense	807	1,189
Depreciation and amortization	3,933	3,445
Gain on sale of VOI notes receivable	(8,245)	—
Loss on disposal of property and equipment	3	64
Estimated uncollectible notes receivable	16,409	7,961
Provision for deferred income taxes	855	2,296
Interest accretion on retained interests in notes receivable sold	(2,676)	(5,810)
Proceeds from sales of notes receivable	56,743	—
Change in operating assets and liabilities:
Contracts receivable	(2,738)	550
Notes receivable	(64,369)	8,041
Inventory	(24,726)	(7,874)
Prepaid expenses and other assets	(5,078)	(7,888)
Accounts payable, accrued liabilities and other	6,923	(24,644)

Net cash used in operating activities	(19,925)	(17,931)

Investing activities:
Purchases of property and equipment	(4,319)	(2,503)
Proceeds from the sale of property and equipment	—	10
Cash received from retained interests in notes receivable sold	9,513	7,381

Net cash provided by investing activities	5,194	4,888

Financing activities:
Proceeds from borrowings collateralized by notes receivable	45,126	29,808
Payments on borrowings collateralized by notes receivable	(56,096)	(22,682)
Proceeds from borrowings under lines-of-credit facilities and other notes payable	53,256	8,804
Payments under lines-of-credit facilities and other notes payable	(20,331)	(3,245)
Payments on 10.50% senior secured notes	(55,000)	—
Payment of debt issuance costs	(130)	(50)
Proceeds from exercise of stock options	24	—

Net cash (used)/provided by financing activities	(33,151)	12,635

Net decrease in cash and cash equivalents	(47,882)	(408)
Cash and cash equivalents at beginning of period	144,973	81,775

Cash and cash equivalents at end of period	97,091	81,367
Restricted cash and cash equivalents at end of period	(21,740)	(26,751)

Unrestricted cash and cash equivalents at end of period	$75,351	$54,616

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2008	2009

Supplemental schedule of non-cash operating, investing and financing activities:

Property and equipment acquired through financing	$243	$—

Retained interests in notes receivable sold	$9,623	$—

Net change in unrealized gains in retained interests in notes receivable sold	$(2,257)	$2,567

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2008, which are included in our 2008 Annual Report on Form 10-K (“Annual Report”).

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

During the first quarter of 2008, a total of 7,000 common shares were issued as a result of stock option exercises. No common shares were issued during the first quarter of 2009 as a result of stock option exercises. There were approximately 1.3 million and 2.7 million stock options not included in diluted earnings per common share during the three months ended March 31, 2008 and 2009, respectively, because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,

	2008	2009

Basic and diluted earnings per share – numerator:
Net income	$1,396	$3,553

Denominator:
Denominator for basic earnings per share - weighted-average shares	31,241	31,087
Effect of dilutive securities:
Stock options and unvested restricted stock	249	—

Denominator for diluted earnings per share - adjusted weighted-average shares	31,490	31,087

Basic earnings per common share	$0.04	$0.11

Diluted earnings per common share	$0.04	$0.11

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

In connection with such transactions, we retain subordinated tranches and rights to any excess interest spread which are retained interests in the notes receivable sold. Historically we structured such transactions to be accounted for as “off-balance sheet” sales. Gain or loss on the sale of the receivables would depend in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. More recently we structure such sales as “on-balance sheet”.

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

We measure the fair value of the retained interests in the notes receivable sold initially and on a quarterly basis based on the present value of estimated future expected cash flows using our best estimates of the key assumptions –

prepayment rates, loss severity rates, default rates and discount rates (see Notes 2 and 3 below). Interest on the retained interests in notes receivable sold is accreted using the effective yield method.

Comprehensive Income and Capital Structure

Accumulated other comprehensive income, net of income taxes on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

	Three Months Ended March 31,

	2008	2009

Net income	$2,234	$4,739
Change in net unrealized gains on retained interests in notes receivable sold, net of income taxes	(1,399)	1,553

Total comprehensive income	$835	$6,292

The following table details changes in shareholders’ equity, including changes in equity attributable to Bluegreen shareholders and changes in equity attributable to the non-controlling interests (in thousands):

			Equity Attributable to Bluegreen Shareholders

Common Shares Outstanding		Total	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income, net of Income Taxes	Equity Attributable to Non- controlling Interests

33,996	Balance at January 1, 2009	$411,985	$339	$182,654	$209,186	$(12,885)	$3,173	$29,518
—	Net income	4,739	—	—	3,553	—	—	1,186
—	Other comprehensive income	1,553	—	—	—	—	1,553	—
—	Stock compensation	1,189	1	1,188	—	—	—	—

33,996	Balance at March 31, 2009	$419,466	$340	$183,842	$212,739	$(12,885)	$4,726	$30,704

Recently Adopted Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changed the accounting for business combinations. Under SFAS No. 141(R), subject to limited exceptions, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Additionally, due diligence and transaction costs incurred to effect a business combination will be expensed as incurred, as opposed to being capitalized as part of the acquisition purchase price. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. The adoption of SFAS No. 141(R) on January 1, 2009 did not impact our results of operations or financial position, but will impact the accounting for future acquisitions, as and when consummated.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (previously referred to as minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 became effective for us beginning with our 2009 fiscal year. Upon the initial adoption of this statement, we changed the classification and presentation of the non-controlling interest in the Bluegreen/Big Cedar Joint Venture, which we previously referred to as a minority interest. SFAS No. 160 also changed our presentation of net income on our comprehensive income disclosure and in our statements of cash flows, as well as added additional disclosures related to changes in shareholders’ equity.

Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FAS 107-1), which is effective for interim and annual periods ending after June 15, 2009. FAS 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods. The adoption of this pronouncement is not expected to affect our results of operations or financial condition, but will result in additional discussion in our quarterly financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, FAS 124-2, and Emerging Issue Task Force (“EITF”) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FAS 115-2), which is effective for interim and annual periods ending after June 15, 2009. FAS 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and retained interest in securities classified as available-for-sale investments to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on such securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are currently evaluating the effects that this pronouncement may have on our financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (FAS 157-4), which is effective for interim and annual periods ending after June 15, 2009. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions. We are currently evaluating the effects that this pronouncement may have on our financial statements.

2. Sales of Notes Receivable

2008 Term Securitization. On March 31, 2008, the Company completed a private offering and sale of $60.0 million of timeshare loan-backed securities (the “2008 Term Securitization”) and recognized a gain on sale of $8.2 million. The total principal amount of the timeshare loans sold totaled $68.6 million, including: (1) $61.4 million of loans in aggregate principal of timeshare loans that were previously transferred under an existing timeshare loans purchase facility with Branch Banking & Trust Company (“BB&T”) (the “BB&T Purchase Facility”); and (2) $7.2 million of timeshare loans owned by Bluegreen immediately prior to the 2008 Term Securitization. BB&T Capital Markets acted as the initial purchaser in the 2008 Term Securitization.

The initial fair value of the retained interest in the 2008 Term Securitization was $11.7 million, and was based upon the following assumptions:

Prepayment rates	31% - 17%
Loss severity rate	38%
Default rates	7% - 1%
Discount rate	13.4%

There were no sales of notes receivable during the three months ended March 31, 2009.

3. Retained Interests in Notes Receivable Sold

Our retained interests in notes receivable sold, which are classified as available-for-sale investments and their associated unrealized gain (losses) are set forth below (in thousands).

As of December 31, 2008:	Amortized Cost	Unrealized Gain (Loss)	Fair Value

2002 Term Securitization	$7,505	$—	$7,505
2004 Term Securitization	8,508	1,037	9,545
2004 GE Purchase Facility	3,380	78	3,458
2005 Term Securitization	16,267	—	16,267
2006 GE Purchase Facility	16,177	(1,687)	14,490
2006 Term Securitization	13,730	670	14,400
2007 Term Securitization	31,145	5,029	36,174
2008 Term Securitization	11,437	301	11,738

Total	$108,149	$5,428	$113,577

As of March 31, 2009:	Amortized Cost	Unrealized Gain (Loss)	Fair Value

2002 Term Securitization*	$7,877	$3,201	$11,078
2004 Term Securitization	8,462	626	9,088
2004 GE Purchase Facility	3,346	711	4,057
2005 Term Securitization	14,919	1,658	16,577
2006 GE Purchase Facility	16,775	(451)	16,324
2006 Term Securitization	12,263	—	12,263
2007 Term Securitization	30,772	1,635	32,407
2008 Term Securitization	12,164	615	12,779

Total	$106,578	$7,995	$114,573

*	Increase in fair value relates to our intent to exercise the servicer option, more fully explained below.

The net unrealized gain on our retained interests in notes receivable sold, which is presented as a separate component of our shareholders’ equity, net of income taxes, was approximately $3.2 million and $4.7 million as of December 31, 2008 and March 31, 2009, respectively.

On April 23, 2009, the Company, acting as servicer, notified the Trustee of BXG Receivables Note Trust 2002-A (“2002 Term Securitization”) of the Company’s exercise of its servicer option, which calls for the full redemption of all classes of notes as of May 8, 2009. As a result of this exercise and the ultimate redemption, the Company, as servicer will exchange cash of approximately $4.2 million and the retained interest in the 2002 Term Securitization for notes receivable and VOI inventory with an estimated fair value totaling approximately $16.0 million. In turn, the Indenture Trustee will pay the note holders of all classes of notes the remaining balance of approximately $15.2 million, representing principal and interest, with the cash payment received from the Company and reserve funds and collection account funds with a balance totaling approximately $11.0 million. We considered the impact of the exercise of this servicer option in determining the fair value of the Company’s retained interest in notes receivable sold in connection with the 2002 Term Securitization as of March 31, 2009 (presented in the table above), which resulted in an increase in fair value as compared to that determined as of December 31, 2008, and a corresponding unrealized gain, all or a portion of which we expect to realize during the second quarter of 2009.

The following assumptions (which are classified as Level 3 inputs under SFAS No. 157) were used to measure the fair value of the above retained interests:

As of

	December, 31, 2008	March 31, 2009

Prepayment rates	23% - 4%	25% - 10%
Loss severity rates	3% - 38%	18% - 38%
Default rates	12% - 0%	7.2% - 0%
Discount rates	19.5%	21.2%

These assumptions take into account our intended actions, which can change from time to time, relating to our right to either acquire or substitute for defaulted loans pursuant to the terms of each transaction.

The following table shows the hypothetical fair value of our retained interests in notes receivable sold (excluding the 2002 Term Securitization) based on a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests (dollars in thousands):

Hypothetical Fair Value at March 31, 2009

	Prepayment Rate		Loss Severity Rate		Default Rate		Discount Rate

Adverse Change Percentage	10%	20%	10%	20%	10%	20%	10%	20%

2004 Term Securitization	9,024	8,961	9,044	9,000	9,042	8,998	8,753	8,438
2004 GE Purchase Facility	4,033	4,010	4,030	4,003	4,028	3,999	3,902	3,768
2005 Term Securitization	16,507	16,436	16,376	16,174	16,130	15,691	15,926	15,327
2006 GE Purchase Facility	16,257	16,192	15,969	15,615	15,959	15,598	15,680	15,085
2006 Term Securitization	12,206	12,150	12,071	11,880	11,810	11,367	11,752	11,282
2007 Term Securitization	32,346	32,284	32,147	31,886	31,834	31,270	31,427	30,522
2008 Term Securitization	12,780	12,780	12,569	12,363	12,648	12,518	12,384	12,018

The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries (in thousands):

	For the three months ended March 31,

	2008	2009

Proceeds from new sales of receivables	$56,743	$—
Collections on previously sold receivables	(47,023)	(35,281)
Servicing fees received	2,426	2,057
Purchases of defaulted receivables	(2,518)	(704)
Resales of foreclosed assets	(8,474)	(3,695)
Remarketing fees received	4,696	2,011
Cash received on retained interests in notes receivable sold	9,513	7,381
Cash paid to fund required reserve accounts	(2,660)	(711)
Purchases of upgraded accounts	(8,870)	(219)

In addition to the cash paid for the purchase of defaulted receivables included in the above table, we also acquire delinquent or defaulted receivables from our qualifying special purpose finance subsidiaries in exchange for unencumbered receivables (a process known as substitution). During the three months ended March 31, 2008 and 2009 we provided notes receivable totaling $5.1 million and $19.1 million, respectively, to our qualifying special purpose finance subsidiaries in exchange for delinquent or defaulted receivables of approximately the same amount. Although we are not obligated to repurchase or substitute for delinquent or defaulted notes receivable from our qualifying special purpose finance subsidiaries, we may do so from time to time for various reasons, including the preservation of the value of our retained interest. Delinquent and defaulted receivables received by us in this manner are typically put back in VOI inventory and resold in the normal course of business. Our maximum exposure to loss as a result of our involvement with these special purpose entities is the value of our retained interest.

Quantitative information about the portfolios of VOI notes receivable previously sold without recourse in which we hold the above retained interests is as follows (in thousands):

	As of March 31, 2009

	Total Principal Amount of Sold Loans	Principal Amount of Sold Loans 60 or More Days Past Due	Balance Owed to Note Holders

2002 Term Securitization	$16,467	$469	$16,343
2004 Term Securitization	34,370	1,181	32,439
2004 GE Purchase Facility	15,811	535	13,895
2005 Term Securitization	91,887	3,809	84,408
2006 GE Purchase Facility	78,845	3,245	70,394
2006 Term Securitization	78,451	3,107	72,886
2007 Term Securitization	150,158	6,217	135,691
2008 Term Securitization	56,847	2,060	50,745

During the three months ended March 31, 2008, we recorded other-than-temporary decreases in the fair value of three of our VOI receivable transactions totaling approximately $2.7 million. During the three months ended March 31, 2009, we recorded other-than-temporary decreases in the fair value of one of our VOI receivable transactions totaling approximately $0.6 million. The recorded other-than-temporary decreases in the fair value were based on an increase in the discount rates applied to lower estimated future cash flows on our retained interests to reflect the current market for our notes receivable and higher than anticipated defaults in sold notes. These charges have been netted against interest income on our consolidated statements of income.

4. Lines-of-Credit and Receivable-Backed Notes Payable

Lines-of-Credit and Notes Payable

Please refer to our 2008 Annual Report on Form 10-K and to the “Liquidity and Capital Resources” section included in “Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information related to our debt. The table below sets forth the balances of our lines-of-credit and notes payable (in thousands).

	As of

	December 31, 2008		March 31, 2009

	Balance	Interest Rate	Balance	Interest Rate

The GMAC AD&C Facility	$99,776	4.94%	$98,082	5.00%
The GMAC Communities Facility	59,372	4.25%	58,489	4.25%
Wachovia Notes Payable	30,347	2.44 – 2.79%	30,109	2.50 – 2.85%
Wachovia Line-of-Credit	9,949	2.19%	17,949	2.25%
Textron AD&C Facility	15,456	4.50 –4.75%	16,231	4.50 –4.75%
Fifth Third Bank Note Payable	3,400	3.44%	3,400	3.50%
Other	4,439	5.86 – 11.03%	4,073	3.63 – 11.03%

Total	$222,739		$228,333

Significant changes during the three months ended March 31, 2009 include:

The GMAC AD&C Facility. During the first quarter of 2009, we repaid $1.7 million of the outstanding balance. Outstanding borrowings under the line bear interest at 30-day LIBOR plus 4.50%. Principal is repaid through agreed-upon release prices as VOIs are sold, subject to periodic minimum required amortization. Interest is due monthly, and all outstanding amounts are due on November 18, 2011.

The GMAC Communities Facility. During the first quarter of 2009, we repaid $0.9 million. Outstanding borrowings under the line bear interest at the prime rate plus 1.00%. Principal is repaid through agreed-upon release prices as lots are sold. Interest is due monthly and outstanding amounts are due in July 2009 ($8.3 million) and September 2009 ($50.2 million). We are discussing the extension of the maturity of this facility with the lender. There can be no assurances that such extension will be obtained on favorable terms, if at all.

The Wachovia Line-of-Credit. During February 2009, we borrowed an additional $8.0 million on this line-of-credit for general corporate purposes. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75%. Interest is due monthly and all outstanding amounts are due on July 30, 2009.  We are currently discussing the terms of a refinancing of this facility with the lender. There can be no assurances that such a refinancing will be obtained on favorable terms, if at all.

Receivable-Backed Notes Payable

The table below sets forth the balances of our receivable-back notes payable facilities (in thousands):

	As of

	December 31, 2008			March 31, 2009

	Debt Balance	Interest Rate	Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Balance of Pledged/ Secured Receivables

2008 BB&T Purchase Facility	$139,057	2.19%	$167,538	$141,734	2.25%	$174,097
Liberty Bank Facility	43,505	5.75%	48,603	50,942	5.75%	57,783
GE Bluegreen/Big Cedar Receivables Facility	33,725	2.19%	39,681	35,821	2.25%	37,596
Foothill Facility	24,096	4.00%	26,117	21,104	4.00%	23,327
GMAC Receivables Facility	7,698	4.44%	8,737	7,013	4.50%	8,053
Textron Facility	1,036	6.00%	1,194	—	—	—

Total	$249,117		$291,870	$256,614		$300,856

Significant changes during the three months ended March 31, 2009 include:

2008 BB&T Purchase Facility. In the first quarter of 2009, we pledged $13.0 million of VOI notes receivable to this facility and received cash proceeds of $10.8 million. We also had repayments of $8.1 million during 2009. Subsequent to the repayments and borrowings, our remaining availability at March 31, 2009, under this facility was $8.3 million.

In May 2009, we pledged an additional $9.4 million of VOI notes receivable as collateral and received cash proceeds of $7.3 million. Subsequent to this borrowing, our remaining availability on this facility was $3.5 million; however, availability under this facility increases during the revolving advance period as the outstanding balance decreases. The revolving advance period under the 2008 BB&T Purchase Facility will end on May 25, 2009, unless a “take-out” financing (as defined in the applicable facility agreement) occurs prior to this date or such provision is otherwise waived by the lender. We are discussing the extension of the revolving advance period with the lender. There can be no assurances that such waiver will be obtained on favorable terms, or at all.

Liberty Bank Facility. In the first quarter of 2009, we pledged $11.9 million of VOI notes receivable as collateral for this facility and received cash proceeds of $10.7 million. We also repaid $3.3 million. Subsequent to the repayments and borrowings, our remaining availability under this facility was $24.1 million at March 31, 2009; however, availability under this facility increases during the revolving advance period as the outstanding balance decreases.

GE Bluegreen/Big Cedar Receivables Facility. During the first quarter of 2009, we received $4.7 million in cash proceeds, which represents an additional borrowing up to the 97% borrowing base, with no additional VOI receivables being pledged.

In April 2009, we pledged an additional $6.0 million of VOI notes receivable as collateral and received cash proceeds of $5.9 million. The advance period under this facility expired on April 16th, 2009; therefore, we do not have any future availability under this facility.

Foothill Facility. In the first quarter of 2009, we pledged $4.1 million of VOI notes receivable as collateral for this facility and received cash proceeds of $3.6 million, net of facility fees. We also repaid $6.9 million. Subsequent to the repayments and borrowings our remaining availability at March 31, 2009, was $8.9 million; however, availability under this facility increases during the revolving advance period as the outstanding balance decreases.

5. Common Stock and Stock Option Plans

Bluegreen Corporation Common Stock

The Board of Directors has approved an amendment, subject to shareholder approval, that would amend Article 3 of our Restated Articles of Organization to increase the number of authorized shares of Common Stock from 90,000,000 shares to 140,000,000 shares. The Amendment will have no impact on the relative rights, powers and limitations of the Common Stock, and holders of Common Stock do not have preemptive rights to acquire or subscribe for any of the additional shares of Common Stock authorized by the Amendment.

Bluegreen Corporation 2008 Stock Incentive Plan

During 2008, the Board of Directors and shareholders approved our 2008 Stock Incentive Plan (referred to within this section as the “Plan”), which provides for the issuance of restricted stock awards and for the grant of options to purchase shares of our Common Stock. The Plan currently limits the total number of shares of Common Stock available for grant under the Plan to 4,000,000 shares. The Board of Directors has approved an amendment to the Plan, subject to shareholder approval, that would increase the aggregate number of shares available for grant under the Plan to 10,000,000 shares as well as increase the number of shares of restricted stock and the number of shares underlying stock options which may be granted during any calendar year to covered employees of the Company and the number of shares underlying options which may be granted to any person under the Plan during any calendar year to the full amount of shares available for grant under the Plan.

Share-Based Compensation Plans

We granted 406,214 shares of restricted stock to certain employees during the three months ended March 31, 2008. There were no restricted stock grants during the three months ended March 31, 2009.

Total compensation costs related to stock-based compensation, for directors and employees, charged against income during the three months ended March 31, 2008 and 2009, was $0.8 million and $1.2 million, respectively. The following table presents certain information related to our unrecognized compensation for our stock based awards as of March 31, 2009:

As of March 31, 2009	Weighted Average Recognition Period	Unrecognized Compensation

	(in years)	(000’s)

Stock Option Awards	3.1	$6,371
Restricted Stock Awards	3.9	$9,863

A summary of our stock option activity during the three months ended March 31, 2009 is presented below (in thousands, except price per option data):

	Outstanding Options	Weighted Average Exercise Price Per Option	Number of Options Exercisable

	(in shares, 000’s)

Balance at December 31, 2008	2,709	$9.91	871
Granted	—	—
Forfeited	—	—
Expired	(19)	$8.24
Exercised	—	—

Balance at March 31, 2009	2,690	$9.93	852

A summary of the status of the Company’s non-vested restricted stock awards as of March 31, 2009, and activity during the three months ended March 31, 2009, is as follows:

Unvested Restricted Stock Awards	Number of Shares	Weighted-Average Grant-Date Fair Value

	(in shares, 000’s)
Unvested at December 31, 2008	1,417	$8.14
Granted	—	—
Vested	(4)	$6.09
Forfeited	—	—

Unvested at March 31, 2009	1,413	$8.15

6. Inventory

Our inventory holdings, summarized by division, are set forth below (in thousands).

	As of

	December 31, 2008	March 31, 2009

Bluegreen Resorts	$342,779	$350,471
Bluegreen Communities	160,490	160,672

	$503,269	$511,143

Bluegreen Resorts inventory as of December 31, 2008, consisted of land inventory of $42.3 million, $87.9 million of construction-in-progress and $212.6 million of completed VOI units. Bluegreen Resorts inventory as of March 31, 2009, consisted of land inventory of $41.1 million, $27.6 million of construction-in-progress and $281.8 million of completed VOI units.

Total interest expense capitalized to construction in progress was $5.0 million and $881,000 for the three months ended March 31, 2008 and 2009, respectively.

7. Business Segments

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

We evaluate the performance of and allocate resources to each business segment based on its respective field operating profit. We define field operating profit as operating profit prior to the allocation of corporate overhead, interest income, other income or expense items, interest expense, income taxes, and income attributable to non-controlling interest. Inventory, notes receivable and fixed assets are the only assets that we evaluate on a segment basis — all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements.

Information for our business segments is as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended March 31, 2008
Sales of real estate	$90,347	$20,909	$111,256
Other resort and communities operations revenue	13,962	3,908	17,870
Depreciation expense	1,906	407	2,313
Field operating profit	5,797	3,869	9,666

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended March 31, 2009
Sales of real estate	$43,520	$2,335	$45,855
Other resort and communities operations revenue	13,196	1,480	14,676
Depreciation expense	1,304	391	1,695
Field operating profit	7,559	(1,622)	5,937

	Bluegreen Resorts	Bluegreen Communities	Total

As of December 31, 2008
Notes receivable, net	$336,229	$4,415	$340,644
Inventory	342,779	160,490	503,269
Fixed assets	69,677	26,694	96,371

	Bluegreen Resorts	Bluegreen Communities	Total

As of March 31, 2009
Notes receivable, net	$320,259	$4,383	$324,642
Inventory	350,471	160,672	511,143
Fixed assets	54,549	27,403	81,952

Reconciliations to Consolidated Amounts

Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and non-controlling interest is as follows (in thousands):

	For the Three Months Ended March 31,

	2008	2009

Field operating profit for reportable segments	$9,666	$5,937
Interest income	9,961	18,493
Other income (expense), net	265	(535)
Corporate general and administrative expenses	(11,854)	(9,525)
Interest expense	(4,949)	(7,335)

Income before non-controlling interests and provision for income taxes	$3,089	7,035

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows (in thousands):

	For the Three Months Ended March 31,

	2008	2009

Depreciation expense for reportable segments	$2,313	$1,695
Depreciation expense for corporate fixed assets	1,084	1,291

Consolidated depreciation expense	$3,397	$2,986

Assets for our reportable segments reconciled to our consolidated assets (in thousands):

	As of

	December 31, 2008	March 31, 2009

Notes receivable for reportable segments	$340,644	$324,642
Inventory for reportable segments	503,269	511,143
Fixed assets for reportable segments	96,371	81,952
Assets not allocated to reportable segments	253,223	274,602

Total assets	$1,193,507	$1,192,339

Geographic Information

Sales of real estate by geographic area are as follows (in thousands):

	For the Three Months Ended March 31,

	2008	2009

United States	$109,448	$44,241
Aruba	1,808	1,614

Consolidated totals	$111,256	$45,855

Total assets by geographic area are as follows (in thousands):

	As of

	December 31, 2008	March 31, 2009

United States	$1,183,176	$1,181,635
Aruba	10,331	10,704

Total assets	$1,193,507	$1,192,339

8. Income Taxes

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

We evaluate our tax positions based upon FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, we are required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. In accordance with our accounting policy, we recognize interest and penalties related to unrecognized taxes as a component of general and administrative expenses.

On May 1, 2009, we received tax assessment notices from the North Carolina Department of Revenue informing us of its proposal to assess the Company with taxes, interest, and penalties totaling approximately $0.5 million. These assessment notices relate to corporate income tax returns filed by the Company for fiscal years 2004, 2005 and 2006. We plan to vigorously challenge this assessment.

As of March 31, 2009, we had no amounts recorded for uncertain tax positions.

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

Shore Crest Claim

We filed suit against the general contractor with regard to alleged construction defects at our Shore Crest Vacation Villas resort in South Carolina, including deficiencies in exterior insulating and finishing systems that have resulted in water intrusion; styled Shore Crest Vacation Villas II Owners Association, Inc., Bluegreen Corporation vs. Welbro Constructors, S.C., Inc. et al. Case No.: 04-CP-26-500 and Shore Crest Vacation Villas Owners Association, Inc., Bluegreen Vacations Unlimited, Inc., as successor to Patten Resorts, Inc. and as successor to Bluegreen Resorts, Inc. vs. Welbro Constructors Inc. et al. Case No. 04-CP-26-499. We sought to recover costs to repair these deficiencies from the defendants. On October 15, 2008, this matter was settled with the general contractor and other defendants collectively agreeing to pay $4.6 million. Bluegreen received the full amount of the settlement in 2009, and is holding this amount as restricted cash pending completion of the repairs. As of March 31, 2009, we had accrued $1.5 million related to this matter to cover Bluegreen’s estimated share of the final total cost of correcting the construction deficiencies at this project.

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

Bluegreen Communities

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The Court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the Plaintiffs as an executive rights holder. As a result of this decision, there are no damages or attorney’s fees are owed the Plaintiffs. It is unknown whether Plaintiffs will file an appeal to the Supreme Court of Texas. As of March 31, 2009, we had accrued $1.5 million in connection with the issues raised related to the mineral rights claims.

Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al.; in the 67th Judicial District Court of Tarrant County, Texas. Southwest continues to investigate reasons for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.4 million. Additional claims may be pursued in the future in connection with these matters, and it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

10. Restructuring Charges

During the fourth quarter of 2008, we implemented strategic initiatives in the Resort Division for the purpose of reducing sales, conserving cash, and conserving availability under our receivables credit facilities. The restructuring involved incurring costs associated with lease termination obligations, the write down of certain fixed assets, and employee severance and benefits. The remaining unpaid liability as of March 31, 2009 and December 31, 2008 are included as a component of Accrued Liabilities on our Condensed Consolidated Balance Sheets. Restructuring costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Activity during the three months ended March 31, 2009 related to the restructuring liability, as well as our remaining liability, were as follows:

	Liability at December 31, 2008	Charges and Other Adjustments	Cash Payments made during 2009	Liability at March 31, 2009

Severance and benefit-related costs(1)	$3,540	$41	$2,958	$623
Lease termination obligations(2)(3)	4,079	—	534	3,545
Other	349	8	241	116

Total Restructuring	$7,968	$49	$3,733	$4,284

(1)	Includes severance payments made to employees, payroll taxes and other benefit related costs in connection with the terminations of over 3,000 employees.

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

(3)	Continuing lease obligations will be paid monthly through November 2012.

Additional restructuring expenses of $483,000 were incurred during the three months ended March 31, 2009 and are included in the “Other expenses, net” in the accompanying Statement of Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making the following statements to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factor section of this Quarterly Report, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this Quarterly Report in some cases have affected, and in the future could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

•	The state of the economy, generally, interest rates and the availability of financing will affect our ability to market VOIs and residential homesites.

•	We would incur substantial losses if the customers we finance default on their obligations, and new credit underwriting standards may not have the favorable impact on performance as anticipated.

•	Our business plans historically have depended on our ability to sell or borrow against our notes receivable to support our liquidity and profitability.

•	Historically, we depended on additional funding to finance our operations. The material deterioration in the credit markets has had and could continue to adversely affect our liquidity and earnings.

•

While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, our business and profitability will depend on such availability to achieve growth and long term profitability.

•

We have approximately $122 million of indebtedness which becomes due in less than one year. If we are unable to renew, extend or refinance a significant portion of this debt our liquidity would be significantly, adversely impacted.

•	Continued declines in the Company’s common stock price will make it difficult to raise capital and may result in the delisting of our common stock from the New York Stock Exchange.

•	Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

•	Our future success depends on our ability to market our products successfully and efficiently.

•

We are subject to the risks of the real estate market and the risks associated with real estate development, including the declines in real estate values and the deterioration of the real estate sales.

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

Executive Overview

The increase in net income recognized in the first quarter of 2009, as compared to the same period in 2008, reflects the impact of initiatives implemented at Bluegreen Resorts during 2008, more fully described under “Liquidity and Capital Resources”.

During the first quarter of 2009 our Resorts Division operated 18 sales offices and completed 3,770 sales transactions. This compares to 28 sales offices and 9,376 transactions respectively, during the first quarter of 2008. Our Communities business continues to be impacted by the deterioration of the real estate market and generated lower sales in the first quarter of 2009 compared to 2008.

As a result, consolidated sales of real estate for the first quarter of 2009 were $45.9 million, down $65.4 million from $111.3 million in 2008. During the three months ended March 31, 2008 and 2009, sales of VOIs contributed $90.3 million (81%), and $43.5 million (95%) of our total consolidated sales of real estate, respectively. During the three months ended March 31, 2008 and 2009, Bluegreen Communities generated $20.9 million (19%), and $2.3 million (5%), of our total consolidated sales of real estate, respectively.

As we discuss further under “Liquidity and Capital Resources”, our Resorts sales operations are materially dependent on the availability of liquidity in the credit markets. Historically, we have provided financing to a significant portion of our Bluegreen Resorts customers. Such financing typically involves the consumer making a minimum 10% cash down payment, and the balance financed over a ten-year period. As Bluegreen Resorts’ selling, general and administrative expenses typically exceed the cash down payment, we have historically maintained credit facilities pursuant to which we pledged or sold our consumer note receivables. Furthermore, we also engaged in private placement term securitization transactions to periodically pay down all or a portion of our note receivable credit facilities.

There has been and continues to be an unprecedented disruption in the credit markets, which has made obtaining additional and replacement external sources of liquidity more difficult and, if available, more costly. The term securitization market has been severely limited, and, as a result, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry have announced that they will either be exiting the finance business or will not be entering into new financing commitments for the foreseeable future, including certain of our lenders, such as Textron Financial Corporation, although such lenders have to date honored existing commitments. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been generally unavailable.

As evidenced by Bluegreen Resorts’ results of operations during the first quarter of 2009, we believe that the market for our Resorts product remains relatively strong, but the uncertainties in the credit markets are requiring us, for the time being, to deemphasize our sales operations to conserve cash. To this end, during the fourth quarter of 2008, we implemented strategic initiatives that have materially reduced resort sales and will continue to maintain a reduced level of sales for the foreseeable future in an effort to conserve availability under our receivables credit facilities. Such initiatives included closing certain sales offices; greatly eliminating what we have identified as lower-efficiency marketing programs; emphasizing cash sales and higher cash down payments as well as our other cash-based services; reducing overhead, including eliminating a significant number of staff positions across a variety of areas at various locations; limiting sales to borrowers who meet newly applied underwriting standards; and increasing interest rates on new sales transactions for which we provide financing. Our goal was and continues to be, to reduce the number of sales, while increasing the ultimate profitability of those sales we do make. For more detailed information on our strategic initiatives, see “Liquidity and Capital Resources” below. We believe that we have adequate timeshare inventory to satisfy our 2009 projected sales and, based on anticipated reduced sales levels, for a number of years thereafter. We intend to continue to provide high quality vacation experiences to our Bluegreen Vacation Club owners and believe that these initiatives should not have any material impact on owner satisfaction with our products and services.

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

We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and results of operations. This seasonality may result in fluctuations in our quarterly operating results, with the majority of our gross revenues and net earnings historically expected to occur in the quarters ending in September and December of each year. Although we expect to see more potential customers at our sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to complex down payment requirements for real estate sales under GAAP or due to the timing of development and the requirement that we use the percentage-of-completion method of accounting.

We believe that inflation and changing prices have materially impacted our revenues and results of operations, specifically due to periodic increases in the sales prices of our VOIs and increases in construction and development costs from time to time during the last three to five years. The increased construction and development costs in prior periods are expected to result in an increase in our cost of sales for the foreseeable future. There is no assurance that we will be able to increase or maintain the current level of our sales prices or that increased construction costs will not have a material adverse impact on our gross margin. In addition, to the extent that inflation in general or increased prices for our VOIs and homesites would adversely impact consumer demand, our results of operations could be adversely impacted. Also, to the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase.

Our Bluegreen Communities business has been, and continues to be, adversely impacted by deterioration in the real estate markets generally. Although to date we have not experienced a significant reduction in sale prices, we have experienced a material decrease in demand, particularly for higher priced premium homesites, and an overall decrease in sales volume.

We have historically financed a majority of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries.

The allowance for loan losses by segment as of December 31, 2008 and March 31, 2009 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2008:
Notes receivable	$388,014	$4,659	$392,673
Allowance for loan losses	(51,785)	(244)	(52,029)

Notes receivable, net	$336,229	$4,415	$340,644

Allowance as a % of gross notes receivable	13%	5%	13%

March 31, 2009:
Notes receivable	$369,171	$4,651	$373,822
Allowance for loan losses	(48,912)	(268)	(49,180)

Notes receivable, net	$320,259	$4,383	$324,642

Allowance as a % of gross notes receivable	13%	6%	13%

The table below sets forth the activity in our allowance for uncollectible notes receivable for the three months ended March 31, 2009 (in thousands):

Balance, December 31, 2008	$52,029
Provision for loan losses (1)	7,961

Less: Write-offs of uncollectible receivables	(10,810)

Balance, March 31, 2009	$49,180

(1) Includes provision for loan losses on homesite notes receivable

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us were as follows:

Average Annual Default Rates	12 Month Period Ended March 31,

Division	2008	2009

Bluegreen Resorts	7.9%	10.1%
Bluegreen Communities	4.3%	7.3%

Delinquency Rates*	As of

Division	December 31, 2008	March 31, 2009

Bluegreen Resorts	5.7%	5.7%
Bluegreen Communities	10.7%	14.3%

*The percentage of our serviced VOI notes receivable portfolio that was over 30 days past due as of the dates indicated.

We believe that unemployment in the United States and economic conditions in general will continue to adversely impact the performance of our notes receivable portfolio. However, we anticipate that our newly implemented credit underwriting standards on new loan originations and increasing customer equity in the existing loan portfolio will have a favorable impact on the performance of the portfolio over time.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable, typically soon after default and at little or no cost. In cases where Bluegreen has retained ownership of the vacation ownership note receivable, the VOI is reacquired and resold in the normal course of business, partially mitigating the loss from the default typically, as these recoveries range from approximately 40% to 100% of the defaulted principal balance depending on the age of the receivable at default. We may, but are not obligated to, remarket the defaulted VOI on behalf of the note holder in exchange for a remarketing fee designed to approximate our sales and marketing costs. From time to time, Bluegreen will reacquire a defaulted note receivable from one of its off-balance sheet term securitizations transactions by substituting the defaulted receivable for a performing receivable. The related VOI that secured the defaulted note receivable is reacquired at a price equal to the defaulted principal amount, which typically is well in excess of Bluegreen’s historical cost of product. The reacquisition of inventory in this manner has resulted in an increase in Bluegreen Resort’s cost of sales.

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

During 2008 and through the first quarter of 2009, the deteriorating credit markets negatively impacted our financing activities. Fewer transactions were consummated in the market overall and those that were consummated were more difficult to effect and were priced at a higher cost than in prior periods. In addition, recent economic events have further constricted the financial markets to unprecedented low levels. There can be no assurance that we will be able to continue to secure funding or to convert VOI notes receivable on acceptable terms, if at all.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FAS 107-1), which is effective for interim and annual periods ending after June 15, 2009. FAS 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods. The adoption of this pronouncement is not expected to affect our results of operations or financial condition.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FAS 115-2), which is effective for interim and annual periods ending after June 15, 2009. FAS 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and retained interest in securities classified as available-for-sale investments to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on such securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are currently evaluating the effects that this pronouncement will have on our financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (FAS 157-4), which is effective for interim and annual periods ending after June 15, 2009. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participations at the measurement date under current market conditions. We are currently evaluating the effects that this pronouncement will have on our financial statements.

Results of Operations

We review financial information, allocate resources and manage our business as two segments, Bluegreen Resorts and Bluegreen Communities. The information reviewed is based on internal reports and excludes an allocation of general and administrative expenses attributable to corporate overhead. The information provided is based on a management approach and is used by us for the purpose of tracking trends and changes in results. It does not reflect the actual economic costs, contributions or results of operations of the segments as standalone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the segments might differ but the relative trends, in our view, would likely not be materially impacted. The table below sets forth our financial results by segment:

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Three Months Ended March 31, 2008

Gross sales of real estate	$98,469		$20,909		$119,378
Estimated uncollectible VOI notes receivable	(16,367)		—		(16,367)
Gain on sales of notes receivable	8,245		—		8,245

Sales of real estate	90,347	100%	20,909	100%	111,256	100%
Cost of real estate sales	(20,714)	(23)	(10,244)	(49)	(30,958)	(28)

Gross profit	69,633	77	10,665	51	80,298	72
Other resort and communities operations revenues	13,962	15	3,908	19	17,870	16
Cost of other resort and communities operations	(9,751)	(11)	(2,936)	(14)	(12,687)	(11)
Selling and marketing expenses	(60,669)	(67)	(5,135)	(25)	(65,804)	(59)
Field general and administrative expenses(1)	(7,378)	(8)	(2,633)	(13)	(10,011)	(9)

Field operating profit	$5,797	6%	$3,869	18%	$9,666	9%

Three Months Ended March 31, 2009

Gross sales of real estate	$51,418		$2,335		$53,753
Estimated uncollectible VOI notes receivable	(7,898)		—		(7,898)

Sales of real estate	43,520	100%	2,335	100%	45,855	100%
Cost of real estate sales	(11,215)	(26)	(890)	(38)	(12,105)	(26)

Gross profit	32,305	74	1,445	62	33,750	74
Other resort and communities operations revenues	13,196	30	1,480	63	14,676	32
Cost of other resort and communities operations	(8,673)	(20)	(1,950)	(83)	(10,623)	(23)
Selling and marketing expenses	(24,572)	(56)	(1,134)	(48)	(25,706)	(56)
Field general and administrative expenses(1)	(4,697)	(11)	(1,463)	(63)	(6,160)	(14)

Field operating profit (loss)	$7,559	17%	$(1,622)	(69)%	$5,937	13%

(1)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $13.5 million for the three months ended March 31 2008 and $10.9 million for the three months ended March 31, 2009. (See “Corporate General and Administrative Expenses,” below, for further discussion).

Bluegreen Resorts – Resort Sales and Marketing

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with SFAS No. 152.

	For the Three Months Ended March 31,

	2008	2009

Number of VOI sales transactions	9,376	3,770
Average sales price per transaction	$10,914	$10,860
Number of total prospects tours	68,836	22,029
Sale-to-tour conversion ratio– total prospects	13.6%	17.1%
Number of new prospects tours	47,118	12,704
Sale-to-tour conversion ratio– new prospects	10.6%	13.4%

Bluegreen Resorts’ gross VOI sales (prior to the impact of estimated uncollectible VOI notes receivable and gain on sale of notes receivable) decreased $47.1 million, or 48%, during the three months ended March 31, 2009 as compared to 2008 reflecting our operation of 18 sales offices in 2009, compared to 28 in the first quarter of 2008, and our decision to reduce sales. Sales to owners accounted for 53% of Resorts’ sales during the three months ended March 31, 2009 as compared to 46% during the same period in 2008 as we continued our focus on marketing to our Bluegreen Vacation Club owner base. Additionally, although the number of sales prospects seen by Bluegreen Resorts decreased by 68%, the overall sale-to-tour conversion ratio increased during the first quarter of 2009 to 17.1% from 13.6% in the first quarter of 2008.

As required under SFAS No. 152, approximately $8.2 million of gain on sales of VOI notes receivable in 2008 are reflected as an increase to VOI sales. No such gains were recognized during the first quarter of 2009. The majority of the gain represents the reversal of amounts previously recognized as estimated uncollectible VOI notes receivable. As we previously announced any future sales of our notes receivable will be structured so that they are accounted for as on-balance sheet borrowings. Accordingly, we do not expect to recognize future gains on the sale of notes receivable. While we believe the on-balance sheet treatment for the sale of notes receivable provides more transparent results, our results of operations and operating cash flows will be negatively impacted compared to those periods in which off-balance sheet accounting was used.

VOI revenue was reduced by our estimate of future uncollectible VOI notes receivable of $7.9 million and $16.4 million during the first quarter of 2009 and 2008, respectively. These estimates vary with the amount of financed sales during the period.

Bluegreen Resorts’ gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period. Gross margin during 2009 as compared to 2008 was negatively impacted by a higher proportion of sales of relatively higher cost VOIs, including the GAAP impact of reacquiring defaulted loans from off-balance sheet term securitizations as more fully described under, “Executive Overview”.

Selling and marketing expenses for Bluegreen Resorts decreased $36.1 million, or 59%, during 2009 as compared to 2008. As a percentage of sales, selling and marketing expenses decreased from 67% during 2008 to 56% during 2009. The decrease in selling and marketing expenses during 2009 as compared to 2008 was the result of fewer tours and the operation on fewer sales offices. As a percentage of gross VOI sales (prior to estimated uncollectible VOI notes receivable and gain on sale of notes receivable), selling and marketing expenses decreased to 48% in the first quarter of 2009 from 62% in the same period for 2008, which reflects the elimination of many of our higher cost marketing programs and our continued focus on owner sales (which generally carry lower marketing costs). We believe that selling and marketing expenses as a percentage of gross VOI sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of gross VOI sales in future periods.

Field general and administrative expenses for Bluegreen Resorts decreased $2.7 million, or 36%, during the first quarter of 2009 as compared to the same period in 2008, the result of operating fewer sales offices. As a percentage of sales, field general and administrative expenses increased from 8% during 2008 to 11% in 2009.

As of March 31, 2009, approximately $12.9 million and $7.0 million of sales and field operating profit, respectively, were deferred under SFAS No. 152 because such sales did not yet meet the minimum required buyer’s initial investment. This compares to $23.3 million and $13.5 million of sales and field operating profits, respectively, deferred as of December 31, 2008.

We intend to pursue providing sales and marketing services to third-party resort developers and others, on a cash-fee basis. This would involve utilizing our sales and marketing infrastructure, processes and associates, as well as benefits of the Bluegreen Vacation Club, to assist parties that own resorts with the sale of VOIs in their property, in exchange for a cash-fee for such services. We believe that this will become an increasing portion of our business over time. In April 2009, we entered into two fee-for-service arrangements to market timeshares and to manage certain resort operations on behalf of other developers.

Resort Management and Other Services

The following table sets forth pre-tax profit generated from our resort management and other services (in thousands):

	For the Three Months Ended March 31,

	2008	2009

Resort Management Operations	$2,701	$5,943
Title Operations	2,058	945
Net Carrying Cost of Developer Inventory	181	(2,054)
Other	(729)	(311)

Total	$4,211	$4,523

Resort Management Operations gross profit increased $3.2 million, or 120%, during the first quarter of 2009 as compared to the same period in 2008, primarily the result of higher fees earned by providing services to Bluegreen Vacation Club members and from managing timeshare resorts on behalf of property owners’ associations. As of March 31, 2009, we had approximately 209,300 VOI owners, including approximately 163,700 members in the Bluegreen Vacation Club compared to 186,500 VOI owners, including approximately 152,600 members in the Bluegreen Vacation Club, as of March 31, 2008, respectively. Additionally, as of March 31, 2009 we directly or indirectly managed 35 timeshare properties compared to 28 as of March 31, 2008.

Gross profit generated from our title operations fluctuates based upon the number of VOI sales transactions processed by our subsidiary title company and on the mix of VOI inventory sold (third party closing costs vary by location of underlying real estate sold). The decrease in profit during the first quarter of 2009 is a result of the planned decrease in sales volume.

The carrying costs of our developer-owned inventory consist of maintenance fees and developer subsidies paid on VOIs in inventory relative to the property owners’ associations that maintain our resorts. We mitigate this expense, to the extent possible, through the rental of our owned VOI units, including usage of our Sampler Program. Accordingly, the net carrying cost of developer inventory fluctuates with the number of VOI units we hold and the number of resorts subject to a developer subsidy arrangement during a period, as well as by rental activity realized. During the first quarter of 2009 and 2008, the carrying cost of our developer inventory totaled approximately $6.5 million and $4.5 million, respectively, and was off-set by rental proceeds of $4.4 million and $4.7 million during those periods. The carrying cost of developer inventory increased primarily as a result of the opening of our resort in Las Vegas, Nevada and Williamsburg, Virginia in the summer of 2008.

We intend to pursue providing resorts management and title services to third-party resort developers and others, on a cash-fee basis, while there is no assurance that we will be successful, we hope that this will become an increasing portion of our business over time. In April 2009, we entered into two fee-for-service arrangements to market timeshares and to manage certain resort operations on behalf of other developers.

Bluegreen Communities

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, and excluding sales of bulk parcels.

	For the Three Months Ended March 31,

	2008	2009

Number of homesites sold	215	37
Average sales price per homesite	$83,973	$75,709

Communities’ sales decreased $18.6 million, or 89%, during the first quarter of 2009 as compared to the same period in 2008. Sales at Bluegreen Communities have been, and continue to be adversely impacted by the deterioration of the economy generally and the real estate markets, in particular. Although to date we have not experienced a significant deterioration of our sales prices, we have experienced a decline in sales volume, especially in our higher priced premium homesites. While we have experienced a decline in our average sales price per homesite in 2009 from 2008, it reflects a diversity of communities available with varied price points and the impact of a higher percentage of premium lots sold at properties substantially sold out in 2008. Before giving effect to the percentage-of-completion method of accounting and state rescission statutes, during the first quarter of 2009 we entered into contracts to sell homesites totaling $3.1 million, as compared to $17.9 million during the first quarter of 2008. Sales in 2009 consisted of real estate sold at the following properties (in thousands):

	Properties Sold in Projects Not Substantially Sold Out at March 31, 2009

Project	2008	2009	Difference

Vintage Oaks at the Vineyard	$4,360	$877	$(3,483)
Havenwood at Hunter’s Crossing	3,899	306	(3,593)
Lake Ridge at Joe Pool Lake	1,844	499	(1,345)
King Oaks	1,699	229	(1,470)
Chapel Ridge	1,582	—	(1,582)
The Bridges at Preston Crossings	930	38	(892)
Sugar Tree on the Brazos	210	99	(111)

Total	$14,524	$2,048	$(12,476)

	Properties Sold in Projects Substantially Sold Out at March 31, 2009

Project	2008	2009	Difference

Mystic Shores	$2,457	$408	$(2,049)
Saddle Creek Forest	836	120	(716)
Miscellaneous	123	512	389

Total	$3,416	$1,040	$(2,376)

Bluegreen Communities’ sales were increased by $2.4 million during 2008 and were increased by $15,000 during 2009 as a result of the application of the percentage-of-completion method of accounting.

Bluegreen Communities’ gross margin, increased from 51% in first quarter of 2008 to 62% in same period for 2009. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.)

impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting and the impact of selling homesites previously written-down, will cause variations in gross margin between periods, although the gross margin of Bluegreen Communities has historically been between 45% and 55% of sales.

Other communities operations generally include the operation of our daily fee golf courses, as well as realty resale operations at several of our residential land communities. During the first quarter of 2008, other communities operations also included revenue and costs associated with the sale of our right to purchase a property in North Carolina, which resulted in a profit of approximately $1.6 million.

Excluding the impact of the above one-time transaction, revenue and costs from our other communities operations decreased during the first quarter of 2009 as compared to the same period in 2008. The decrease in revenue was primarily a result of lower aggregate golf course green fee volume, which we believe reflects the overall downturn of the economy in general. Cost of generating these revenues decreased as we attempted to manage our golf course operating costs commensurate with the reduced level of play.

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

Total selling and marketing expenses for Bluegreen Communities decreased $4.0 million, or 78% during the first quarter of 2009 as compared to 2008. As a percentage of sales, selling and marketing expenses increased from 25% during 2008 to 48% during 2009. Although we reduced our overall advertising spending, selling and marketing costs increased as a percentage of sales in 2009 due to overall lower sales. Higher advertising expenses were partially off-set by lower commission expenses commensurate with the decline in sales.

Bluegreen Communities’ general and administrative expenses decreased $1.2 million or 44% in the first quarter of 2009 as compared to 2008. As a percentage of sales, general and administrative expenses increased from 13% in 2008 to 63% in 2009, reflecting the overall decrease in sales. The overall decrease in general and administrative expenses during 2009 reflects the operation of fewer sales offices and less employees in 2009 as we downsized our operations in light of lower expected sales volume.

As of December 31, 2008, Bluegreen Communities had $2.4 million of sales and $0.7 million of field operating profit deferred under percentage-of-completion accounting. As of March 31, 2009, Bluegreen Communities had $2.4 million of sales and $0.6 million of field operating profit deferred under percentage-of-completion accounting.

We recently organized a real estate advisory services business and will be pursuing opportunities to use our core competencies to provide asset management, market research and other real estate consulting services to third parties on a fee basis. However, there is no assurance that we will be successful in doing so.

Finance Operations

Our finance operations include the ongoing excess interest spread earned on over $373.8 million of on-balance sheet notes receivable, as well as continued earnings on over $522.8 million of off-balance sheet notes receivable, realized through our retained interests in those notes. In addition, finance operations include providing mortgage servicing on the off-balance sheet notes receivable, which are on a cash fee-for-service basis.

Interest Income. The following table details the sources of our interest income (in thousands):

	For the Three Months Ended March 31,

	2008	2009

VOI notes receivable	$6,246	$12,594
Retained interest in notes receivable sold	2,676	5,810
Other	1,039	89

Total	$9,961	$18,493

The increase in interest income during the first quarter of 2009, as compared to 2008, reflects a higher average balance of our vacation ownership notes receivable and higher interest accretion recognized on our retained interest in notes receivable sold. The average balance of our notes receivable increased during the first quarter of 2009 as a result of our use of on-balance sheet facilities to monetize our notes receivable. Interest income on notes receivable also increased, to a lesser extent, due to higher interest rates charged on new timeshare loans. Higher interest income in the 2009 quarter was partially offset by the recognition of $0.6 million in other-than-temporary decreases in our retained interest in notes receivable sold (as compared to similar charges in 2008 of $2.7 million).

The overall decrease in the fair value of our retained interest in VOI notes receivable in 2009 was a result of higher discount rates and unfavorable changes to our estimate of the amount and timing of future cash flows on our retained interests. The higher discount rate during the first quarter of 2009 reflects an increase in our estimate of the required yield by a potential investor in our residual interests as of March 31, 2009. There can be no assurance that additional charges will not be required due to other-than-temporary decreases in the fair value of our retained interest in notes receivables sold. As previously stated, we will seek to monetize future vacation ownership notes receivable through the use of on-balance sheet transactions, although there is no assurance that we will be able to do so. Accordingly, we expect that in future periods the proportion of interest income earned from VOI notes receivable will increase, while interest income generated by our retained interest in notes receivable sold will decrease.

Interest Expense. Interest expense was $4.9 million and $7.3 million for the first quarter of 2008 and 2009, respectively. The largest contributing factor to the increase in interest expense during 2009 as compared to 2008 was lower amounts capitalized as construction in progress, although the average interest rate on our outstanding debt was lower. Our average interest rate declined in 2009 due to the repayment of our $55 million of 10.5% senior secured notes payable in March 2008 and the decrease, in general, in variable rates.

Total interest expense capitalized to construction in progress was $5.0 million during the first quarter of 2008 and only $0.9 million during the first quarter of 2009. Our decision to structure future sales of our notes receivable so that they are accounted for as on-balance sheet borrowings will result in the recognition of higher amounts of debt, compared to prior transactions which are treated as off-balance sheet financings. Based on the timing and repayment of these transactions, our debt and related interest expense may materially increase.

Our effective cost of borrowing was 9.4% and 6.3% for the first quarter of 2008 and 2009, respectively.

Mortgage Servicing Operations

Our mortgage servicing operations record, process payments, and perform collections on our owned notes receivable, as well as on notes receivable sold to third parties. In addition, our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities, as well as perform monthly reporting activities for our lenders and receivable investors. Further, we earn a fee for servicing those loans that have been sold to off-balance sheet qualified special purpose entities. We intend to pursue providing these services to other third-party portfolio owners, on a cash-fee basis. The following is a summary of the results of our mortgage servicing operations (in thousands):

	For the Three Months Ended March 31,

	2008	2009

Servicing fee income	$2,426	$2,057
Cost of mortgage servicing operations	(799)	(672)

Gross profit from mortgage servicing operations	$1,627	$1,385

Corporate General and Administrative Expenses

Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Corporate general and administrative expenses, excluding mortgage servicing operations, were $13.5 million and $10.9 million for the first quarter of 2008 and 2009, respectively.

The $2.6 million, or 19% decrease in corporate general and administrative expenses during 2009 as compared to 2008 as a result of reductions in headcount at our corporate headquarters.

For a discussion of field selling, general and administrative expenses, see “Sales and Field Operations,” above.

Other Income (expense), Net. Other income, net was $265,000 for the three months ended March 31, 2008 as compared to other expense, net of $535,000 for the three months ended March 31, 2009. Other expense, net during the first quarter of 2009, consists primarily of additional restructuring charges incurred in connection with the implementation of our strategic initiatives during the quarter of approximately $483,000.

Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our consolidated financial statements (See Note 1 of the Notes to Consolidated Financial Statements for further information). The non-controlling interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interest in income of consolidated subsidiary was $0.8 million and $1.2 million for the first quarter of 2008 and 2009, respectively.

Provision for Income Taxes. Our effective income tax rate was approximately 38.00% and 39.25% during the first quarter of 2008 and 2009, respectively. Our effective income tax rate varies as our mix of taxable earnings shifts amongst the various states in which we operate.

Summary. Based on the factors discussed above, our net income was $1.4 million and $3.6 million during the three months ended March 31, 2008 and 2009, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for 2006, 2007 and 2008 (in thousands):

	For the Three Months Ended March 31,

	2008	2009

Cash flows used in operating activities	$(19,925)	$(17,931)
Cash flows provided by investing activities	5,194	4,888
Cash flows (used) provided by financing activities	(33,151)	12,635

Net decrease in cash and cash equivalents	$(47,882)	$(408)

Cash Flows From Operating Activities. Cash flows from operating activities increased $2.0 million from net cash outflows of $19.9 million to $17.9 million during the first quarter of 2008 and 2009, respectively. The increase in cash flows from operating activities during 2009 compared to 2008 was primarily a result of significantly lower 2009 development spending, and to a lesser extent our successful efforts to receive larger down payments and generate a higher percentage of cash VOI sales. This favorable impact to operating cash was partially offset by our

2009 monetization of receivables through on-balance sheet borrowings. As we provide up to 90% financing to customers who qualify, operating cash flows are expected to be negative in periods where sales and marketing expenses exceed cash collections from VOI sales. We typically monetize our receivables through various on-balance sheet purchase facilities and hypothecation facilities, the cash flows from which are included in cash provided by financing activities. Only when we structure receivable finance transactions as off-balance sheet sales do the associated cash proceeds increase cash from operating activities. During the first quarter of 2008, we sold $68.6 million of notes receivable through off-balance sheet transactions. The increases in the first quarter of 2009 were partially offset by a reduction of notes receivable, consistent with our decision to reduce sales in order to conserve cash.

The decision to structure sales of our notes receivable so that they are accounted for as on-balance sheet borrowings has not and will not, in and of itself, impact total cash flows; however, we expect that it has had and will have the effect of reducing cash inflows from operating activities and increasing cash inflows from financing activities.

Cash Flows From Investing Activities. Cash flows from investing activities decreased $0.3 million from net cash inflows of $5.2 million to $4.9 million during the first quarter of 2008 and 2009, respectively. The decrease was the result of lower amounts of cash received in 2009 from our retained interests in notes receivable sold as compared to amounts received in the 2008 period. This decrease was partially offset by lower expenditures in 2009 for property and equipment as compared to 2008.

Cash Flows From Financing Activities. Cash flows from financing activities increased $45.8 million from net cash outflows of $33.2 million to inflows of $12.6 million during the first quarter of 2008 and 2009, respectively. This increase was primarily related to the repayment of our $55.0 million senior secured notes on March 31, 2008, in addition to an increase of approximately $18.1 million in net borrowings (i.e., borrowings net of repayments) that are collateralized by VOI notes receivable. This increase was partially offset by lower net borrowings of approximately $5.6 million in 2009 under our lines-of-credit compared to $32.9 million in 2008.

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

Historically our business model has depended on the availability of credit in the commercial markets. Resorts sales are dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase in cash at the time of sale, depending on our assessment of the buyer’s credit; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses and exceed the buyer’s down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor in our ability to meet our short and long-term cash needs. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically resulted in the incurrence of debt for the acquisition, construction and development of new resorts. Bluegreen Communities has also historically incurred debt for the acquisition and development of our residential land communities.

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

In the fourth quarter of 2008, we implemented certain strategic initiatives with a view to better positioning our operations in the event of a prolonged downturn in the commercial credit markets. We anticipate that as a result of these and other initiatives that our VOI sales for 2009 will be materially less than our 2008 sales. As our reduced VOI sales in the first quarter of 2009 suggest, we intend to continue to monitor our results as well as the external environment in order to attempt to adjust our business to the conditions which exist to the extent possible. The ongoing goals of our strategic initiatives are designed to conserve cash and enhance our financial position by:

•	Significantly reducing our Resorts sales operations in an effort to match our sales pace to our liquidity and known receivable capacity, to the extent possible;

•	Emphasizing cash-based business in our sales, resort management and finance operations;

•	Minimizing the cash requirements of Bluegreen Communities to the extent possible;

•	Reducing overhead and increasing efficiency;

•	Minimizing capital spending;

•	Working with our lenders to renew, extend, or refinance our credit facilities.

•	Maintaining compliance under our outstanding indebtedness.

•	Continuing to provide what we believe to be a high level of quality vacation experiences and customer service to our VOI owners.

While there is no assurance that these goals will be achieved, initial actions taken to date include the following:

•

We closed 11 of our 29 sales offices, including all of our off-site sales offices. Closures were concentrated on sales offices that were generating marginal profits and, in some cases, losses. Because we can typically sell our VOI inventory in any of our sales offices, our VOI inventory is saleable despite the closure of the sales office at any particular resort.

•

We implemented a credit underwriting program for our VOI financed sales. FICO© score criteria are being used as a condition of financing as well as in determining the appropriate level of down payment.

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

•	We began to emphasize cash sales and higher down payments at the time of sale by refocusing our sales personnel through commission incentive programs.

•	We also have increased efforts to promote our existing 30-day, same-as-cash program to encourage consumers to pay off their loans early.

•	We have eliminated over 3,000 staff positions, including seasonal associates, which we believe will significantly reduce resorts SG&A and corporate SG&A in 2009.

•

Based on the opening or acquisition of new resorts during 2008 and 2009 (to date) and the expected completion of certain projects currently under development, we made a decision to materially reduce our inventory spending. We believe that we have adequate timeshare inventory to satisfy our 2009 projected sales and, based on our reduced sales levels; for several years thereafter.

•

We are pursuing growth in our sales and marketing, resorts management, mortgage servicing and title businesses by seeking opportunities to use our core competencies in these areas to generate fee income by providing these services to third-parties. We recently entered into two contracts to provide sales, marketing and management services to third-parties on a cash fee-for-service basis. In addition, although sales levels will be decreased, we believe our resorts management business and mortgage portfolio are sources of recurring cash receipts.

Our initial actions at Bluegreen Communities include:

•

We consolidated field operations, thereby eliminating sales, construction and/or administrative activities at 12 locations. We created four regional sales offices, and instituted new policies with the goal of better distributing sales leads to our best performing sales associates.

•

We have eliminated those advertising programs which we believe have become less effective in the current market environment. We implemented a centralized contact management group with the goal of improving the efficiency of our Internet marketing campaigns. We anticipate that, over time, this will become our primary marketing channel.

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

We have a material amount of debt maturing or requiring partial repayment in 2009, as well as facilities for which the advance period has or will expire. We intend to seek to renew, extend or refinance our debt and we believe that the implementation of our strategic initiatives will best position us to address these matters with our existing and future lenders. However, there is no assurance that we will be successful in our efforts to renew, extend or refinance that debt, and if we are not successful, our liquidity would be significantly adversely impacted. Further, we may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt. There is no assurance that such financing will be available to us on favorable terms or at all. In light of the current trading price of our common stock, financing involving the issuance of our common stock or securities convertible into our common stock would be highly dilutive to our existing shareholders.

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant cash requirements to service debt reduce the funds available for operations and future business opportunities and increase our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on or repurchase preferred or common stock; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of March 31, 2009. These facilities do not constitute all of our outstanding indebtedness as of March 31, 2009. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation Ownership Receivables Purchase Facilities – Off-Balance Sheet Arrangements

We have historically chosen to monetize our receivables through various facilities and through periodic term securitization transactions, as these arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have historically generated gains on our income statement on a periodic basis, which would not be realized under a traditional financing arrangement. As previously discussed, we made the decision to structure future sales of our notes receivable so that they are accounted for as on-

balance sheet borrowings. Recently, the term securitization market has had minimal activity and there can be no assurances that these types of transactions will be available in the future at acceptable cost, if at all. Based on our expected lower resorts sales pace, we believe that we will not need to enter into any new receivable financing facilities or term securitizations in 2009, however there can be no assurances that this will be the case.

Historically, we have been a party to a number of securitization-type transactions, all of which in our opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. In each transaction, the receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity retained residual interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable transaction documents, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interest in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables, pursuant to the terms of the transaction documents. However, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds go to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the use of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent there was any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization-type facility, certain breaches of our obligations as servicer or other events allow the indenture trustee to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

The following is a summary of significant financial information related to our off-balance sheet facilities and securitizations and the related on-balance sheet retained interests during the periods presented below (in thousands):

	As of

	December 31, 2008	March 31, 2009

On Balance Sheet:
Retained interests in notes receivable sold	$113,577	$114,573

Off Balance Sheet:
Notes receivable sold without recourse	545,496	522,836
Principal balance owed to note receivable purchasers	498,809	476,803

	Three Months Ended

	March 31, 2008	March 31, 2009

Income Statement:
Gain on sales of notes receivable (1)	$8,245	$—
Interest accretion on retained interests in notes receivable sold (2)	2,676	5,810
Servicing fee income	2,426	2,057

(1)	Includes amounts classified as VOI sales, pursuant to SFAS No. 152.

(2)	Net of other-than-temporary decreases in the fair value of retained interest in notes receivable sold.

See footnote 3 in Item 1 of this Report for additional information relating to our off-balance sheet arrangements.

On April 23, 2009, the Company, acting as servicer, notified the Trustee of BXG Receivables Note Trust 2002-A (“2002 Term Securitization”) of the Company’s exercise of its servicer option, which calls for the full redemption of all classes of notes as of May 8, 2009. As a result of this exercise and the ultimate redemption, the Company, as servicer will exchange cash of approximately $4.2 million and the retained interest in the 2002 Term Securitization for notes receivable and VOI inventory with an estimated fair value totaling approximately $16.0 million. In turn, the Indenture Trustee will pay the note holders of all classes of notes the remaining balance of approximately $15.2 million, representing principal and interest, with the cash payment received from the Company and reserve funds and collection account funds with a balance totaling approximately $11.0 million. We considered the impact of the exercise of this servicer option in determining the fair value of the Company’s retained interest in notes receivable sold in connection with the 2002 Term Securitization as of March 31, 2009 (presented in the table above), which resulted in an increase in fair value as compared to that determined as of December 31, 2008, and a corresponding unrealized gain, all or a portion of which we expect to realize during the second quarter of 2009.

Credit Facilities for Bluegreen’s Receivables and Inventories

In addition to the VOI receivables purchase facilities discussed above, we maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. We had the following credit facilities, as of March 31, 2009 (see further discussion below):

Credit Facility	Outstanding Borrowings as of March 31, 2009	Availability as of March 31, 2009		Advance Period Expiration; Borrowing Maturity	Borrowing Limit	Borrowing Rate	Interest Rate as of March 31, 2009

The GMAC AD&C Facility	$98.1 million	$—		Expired; November 18, 2011(1)	N/A	30-day LIBOR + 4.50%	5.00%

2008 BB&T Purchase Facility	$141.7 million	$8.3 million	(2)	May 25, 2010(3); March 5, 2021	$150.0 million	30-day LIBOR + 1.75%	2.25%

The GMAC Communities Facility	$58.5 million	$0.4 million	(2)(4)	Expired; September 30, 2009(5)	$75.0 million	Prime + 1.00%	4.25%

The GE Bluegreen/Big Cedar Facility	$35.8 million	$9.2 million	(2)	April 16, 2009; April 16, 2016	$45.0 million	30-day LIBOR + 1.75%	2.25%

Textron Facility	$16.2 million	$45.7 million	(6)	April 17, 2010; June 30, 2013(7)	$75.0 million	Prime + 1.25% to 1.50%	4.50% to 4.75%

Foothill Facility	$21.1 million	$8.9 million	(2)	December 31, 2009; December 31, 2010	$30.0 million	Prime + 0.25% to 0.50%(8)	4.00%

Liberty Bank Facility	$50.9 million	$24.1 million	(2)	August 27, 2010; August 27, 2014	$75.0 million	30-day LIBOR + 2.50%(9)	5.75%

(1)

Repayment of the outstanding amount is effected through release payments as the related collateral of VOI inventory is sold, subject to periodic minimum required amortization between March 31, 2009 and maturity, with substantially all of such required amortization occurring in 2010 and 2011.

(2)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(3)

Revolving advance period will end on May 25, 2009, unless a “take-out” financing (as defined in the applicable facility agreements) occurs prior to this date or such provision is otherwise waived by the lender.

(4)

Borrowings on the specific projects added to the facility prior to expiration can be made after expiration subject to the terms and conditions of each individual project commitment. Availability as of March 31, 2009 is based on the then current borrowing base as defined in the loan agreements. See further discussion below.

(5)

One project commitment for approximately $8.3 million matures in July 2009, with the remaining commitments maturing in September 2009. Prior to these dates, repayment of the outstanding amount is effected through release payments as the related collateral of homesite inventory is sold.

(6)

Certain other obligations to Textron and its affiliates in excess of $25.0 million and outstanding bonds purchased in Bluegreen Corporation’s term securitization transactions, also reduce the availability under the Facility.

(7)

Repayment of the outstanding amount is effected through release payments as the related collateral of VOI inventory is sold, subject to periodic minimum required amortization between March 31, 2009 and maturity.

(8)	Interest charged on this facility is variable and may be subject to a 4.00% floor under certain circumstances.

(9)	Interest charged on this facility is variable, subject to a floor of 5.75%.

Credit Facilities for Bluegreen Resorts’ Receivables and Inventories

The GMAC AD&C Facility. In September 2003, Residential Funding Corporation (“RFC”), an affiliate of GMAC provided us with an acquisition, development and construction revolving credit facility for Bluegreen Resorts (the “GMAC AD&C Facility”). The advance period for the GMAC AD&C Facility has expired. Outstanding borrowings mature no later than November 18, 2011. Principal will be repaid through agreed-upon release prices as VOIs are sold at the financed resorts, subject to minimum required amortization. Based on the terms of the individual project commitments and previous principal payments made, we have met our minimum project commitments for 2009, and the minimum required amortization under the facility is as follows; 2010 - $42.3 million; 2011 - $55.8 million. Interest payments are due monthly. During the first quarter of 2009, we made no additional borrowings and repaid $1.7 million. As of March 31, 2009, we had no remaining availability on this line of credit.

The 2008 BB&T Purchase Facility. In March 2008, we renewed an existing receivables purchase facility with Branch Banking & Trust Company (“BB&T”), which extended the advance period under the facility to May 2010 and increased the facility amount to a cumulative purchase price of $150 million on a revolving basis (the “2008 BB&T Purchase Facility”). The revolving advance period will end on May 25, 2009, unless a “take-out” financing (as defined in the applicable facility agreements) occurs prior to this date or such provision is otherwise waived by the lender. We are currently discussing the extension of the revolving advance period through May 2010 with BB&T. There can be no assurance that such extension will be obtained on favorable terms, if at all. While ownership of the receivables is transferred for legal purposes, the transfers of the receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The 2008 BB&T Purchase Facility utilizes an owner’s trust structure, pursuant to which we transfer receivables to Bluegreen Timeshare Finance Corporation I, our wholly-owned, special purpose finance subsidiary (“BTFC I”), and BTFC I subsequently transfers the receivables to an owner’s trust without recourse to us or BTFC I, except for breaches of certain customary representations and warranties at the time of transfer. We did not enter into any guarantees in connection with the 2008 BB&T Purchase Facility. The 2008 BB&T Purchase Facility has detailed requirements with respect to the eligibility of receivables, and fundings under the 2008 BB&T Purchase Facility are subject to certain conditions precedent. Under the 2008 BB&T Purchase Facility, as amended, a variable purchase price of approximately 83% of the principal balance of the receivables transferred, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as BB&T has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid. The specified return is equal to the commercial paper rate or the 30-day LIBOR rate plus 1.75%, subject to use of alternate return rates in certain circumstances. We act as servicer under the 2008 BB&T Purchase Facility for a fee.

During the first quarter of 2009, we pledged $13.0 million of VOI notes receivable to this facility and received cash proceeds of $10.8 million. In addition to this borrowing we also had repayments of $8.1 million during 2009. As the 2008 BB&T Purchase Facility is revolving, availability under the facility increases as cash is received on the VOI notes receivable collateralized under the facility and BB&T is repaid, up to the $150 million facility limit through the expiration of the advance period, pursuant to the terms of the facility.

In May 2009, we pledged an additional $9.4 million of VOI notes receivable as collateral and received cash proceeds of $7.3 million. Subsequent to this borrowing, our remaining availability on this facility was $3.5 million; however, availability under this facility increases during the revolving advance period as the outstanding balance decreases.

The GE Bluegreen/Big Cedar Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The borrowing base under the facility ranges from 97% - 90% (based on the spread between the weighted average note receivable coupon and GE’s interest rate) of the outstanding principal balance of eligible notes receivable arising from the sale of VOIs. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at the one month LIBOR rate plus 1.75%.

During the first quarter of 2009 we received $4.7 million in cash proceeds, which represents a reload to the 97% borrowing base, with no additional VOI receivables being pledged in conjunction with these cash proceeds.

In April 2009, we pledged an additional $6.0 million of VOI notes receivable as collateral for this facility and received cash proceeds of $5.9 million.

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

In addition, certain other obligations to Textron and its affiliates in excess of $25.0 million and outstanding bonds purchased in Bluegreen Corporation’s term securitization transactions, also reduce the availability under the Textron facility. At March 31, 2009, these other Textron obligations totaled approximately $38.1 million; therefore, the excess of $13.1 million over the $25.0 million threshold reduced our revolving availability under the Textron Facility to $45.7 million, subject to eligible collateral and customary terms and conditions.

In December 2008, Textron Financial Corporation announced a plan to exit most of its commercial finance business, including its timeshare finance programs. However, Textron has continued to honor its commitments under the Textron Facility to date.

The Foothill Facility. In June 2008, we amended and extended our revolving credit facility with Wells Fargo Foothill, Inc. (“Foothill”). Historically, we have primarily used this facility for borrowings collateralized by Bluegreen Communities receivables and inventory, but we may also use this facility for borrowings collateralized by the pledge of VOI receivables. The amendment extends the borrowing period for advances on eligible receivables through December 31, 2009, and extends the maturity date of all borrowings to December 31, 2010. In addition, the facility provides for a new borrowing base of up to $25.0 million (included in the $30.0 million facility amount) of advances at 90% of certain VOI receivables that were not previously eligible under the facility. Borrowings under this facility are subject to eligible collateral and customary terms and conditions. The interest rate charged on outstanding receivable borrowings under the facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance under certain sub-lines is greater than or equal to $15.0 million. If the average monthly outstanding loan balance under certain sub-lines is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. During the first quarter of 2009, we pledged $4.1 million of notes receivable to this facility and received cash proceeds of $3.6 million, net of facility fees. In addition to these borrowings we also had repayments of $6.9 million.

As the Foothill facility is revolving, pursuant to the terms of the facility, and availability under the facility increases as cash is received on the VOI notes receivable collateralized under the facility and Foothill is repaid, up to the $30.0 million facility limit through the expiration of the advance period.

Liberty Bank Facility. During August 2008, we entered into a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial. The facility provides for a 90% advance on eligible receivables pledged under the facility during a two-year period ending on August 27, 2010, subject to customary terms and conditions. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance, if any, being due on August 27, 2014. The facility bears interest at the one-month LIBOR plus 2.5%, subject to a floor of 5.75%. During the first quarter of 2009, we pledged $11.9 million of VOI notes receivable to this facility and received cash proceeds of $10.7 million. In addition to these borrowings we also had repayments of $3.3 million.

As the Liberty Bank facility is revolving, pursuant to the terms of the facility, and, availability under the facility increases as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid, up to the $75.0 million facility limit through the expiration of the advance period, pursuant to the terms of the facility.

Other Effective Receivable Capacity. Pursuant to the terms of certain of our prior term securitizations and similar type transactions, we have the ability to substitute new eligible VOI notes receivable into such facilities in the event of receivables that were previously sold in such transactions defaulting or being the subject of an owner upgrade transaction, subject to certain limitations. The resulting impact of certain of these substitutions was for additional cash to be received by us through our monthly distribution on our retained interest in notes receivable sold. We intend to continue to use this other effective receivable capacity for the foreseeable future, subject to the terms and conditions of the applicable facilities.

Credit Facilities for Bluegreen Communities’ Receivables and Inventories

The Foothill Facility. See the description of this facility under “Credit Facilities for Bluegreen Resorts’ Receivables and Inventories” above. As amended the Foothill facility provides no availability for Communities inventory; however, as of March 31, 2009, approximately $1.2 million of the outstanding balance was secured by the pledge of Bluegreen Communities’ receivable borrowings.

The GMAC Communities Facility. We have a revolving credit facility with RFC (the “GMAC Communities Facility”) for the purpose of financing our Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects, as well as any Bluegreen Communities projects acquired by us with funds borrowed under the GMAC Communities Facility (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the GMAC Communities Facility is secured by our Carolina National and the Preserve at Jordan Lake golf courses in Southport, North Carolina and Chapel Hill, North Carolina, respectively. The period during which we can add additional projects to the GMAC Communities Facility has expired although we can continue to borrow on projects approved prior to the expiration of individual borrowing commitments starting in July 20, 2009 ($8.3 million) with the remaining project commitment maturities occurring in September 2009. Principal payments are effected through agreed-upon release prices paid to RFC, as homesites in the Secured Projects are sold. Interest payments are due monthly. The GMAC Communities Facility includes customary conditions to funding, acceleration and event of default provisions and certain financial affirmative and negative covenants. We have used the proceeds from the GMAC Communities Facility to finance the acquisition and development of Bluegreen Communities projects. During the first quarter of 2009, we had no borrowings under this facility and repaid $0.9 million. RFC has recently informed us that they will be performing updated appraisals on certain of the projects which collateralize the facility. The results of such appraisals and the impact of such on the borrowing base calculation under the facility are unknown at this time. We are discussing the extension of the maturity of this facility with RFC. There can be no assurances that such extension will be obtained on favorable terms, if at all. If such extension is not obtained, our liquidity will be significantly adversely affected.

Trust Preferred Securities Offerings

We have formed statutory business trusts (collectively, the “Trusts”) that each issued trust preferred securities and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by FASB Interpretation No. 46R. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. In each of these transactions, the applicable Trust issued trust preferred securities as part of larger pooled trust securities offerings which were not registered under the Securities Act of 1933. The applicable Trust then used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at the Company’s option at any time after five years from the issue date or sooner following certain specified events. In addition, we made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of each Trust’s common securities are nearly identical to the trust preferred securities.

We had the following junior subordinated debentures outstanding at March 31, 2009 (dollars in thousands):

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

Unsecured Credit Facility

In August 2007, we executed agreements to renew our unsecured line-of-credit with Wachovia Bank, N.A. and increase it from $15.0 million to $20.0 million. Subject to its terms and conditions, this line-of-credit is an available source of short-term liquidity for us. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75% (2.25% at March 31, 2009). Interest is due monthly, and all outstanding amounts are due on July 30, 2009. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type. During the first quarter of 2009, we borrowed $8.0 million under this line-of-credit for general corporate purposes. As of March 31, 2009, based on outstanding borrowings and letters of credit, the remaining revolving availability under this line-of-credit was approximately $2.1 million, subject to customary terms and conditions. We are currently discussing the terms of a refinance of this facility with the lender. There can be no assurances that such refinance will be obtained on favorable terms, if at all. If such refinance is not obtained, our liquidity will be adversely impacted.

Commitments

Our material commitments as of March 31, 2009 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal and interest payments, respectively, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of March 31, 2009 (in thousands):

	Payments Due by Period

	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Contractual Obligations

Receivable-backed notes payable	$—	$21,104	$—	$235,510	$256,614
Lines-of-credit and notes payable	122,559	93,132	7,119	5,523	228,333
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	10,774	17,738	11,418	34,364	74,294

Total contractual obligations	133,333	131,974	18,537	386,224	670,068

Interest Obligations (1)

Receivable-backed notes payable	8,084	15,113	14,479	25,246	62,922
Lines-of-credit and notes payable	7,611	5,889	583	1,294	15,377
Jr. Subordinated debentures	10,618	17,129	13,457	146,468	187,672

Total contractual interest	26,313	38,131	28,519	173,008	265,971

Total contractual obligations	$159,646	$170,105	$47,056	$559,232	$936,039

(1)	Assumes that the interest rate on variable rate debt remains the same as the rate at March 31, 2009.

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

We estimate that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $5.0 million as of March 31, 2009. We estimate that the total cash required to complete the phases of our Bluegreen Communities projects in which sales have occurred was approximately $22.3 million as of March 31, 2009. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next three to ten years, primarily with cash generated from operations. There can be no assurance that we will be able to generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities we intend to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and debt maturity extensions discussed above and the availability of credit. We will be required to renew or replace credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and events of default or termination. No assurance can be given that we will not be required to seek waivers of such covenants, that we will be successful in obtaining waivers, or that such covenants will not limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our reports that we file under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bluegreen Communities

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The Court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the Plaintiffs as an executive rights holder. As a result of this decision, there are no damages or attorney’s fees are owed the Plaintiffs. It is unknown whether Plaintiffs will file an appeal to the Supreme Court of Texas.

Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al.; in the 67th Judicial District Court of Tarrant County, Texas. Southwest continues to investigate reasons for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.4 million. Additional claims may be pursued in the future in connection with these matters, and it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

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

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2009, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of March 31, 2009, there were 694,500 shares remaining for purchase under our current repurchase program.

Item 6.	Exhibits.

10.100	Notice of Intention to Redeem BXG Receivables Note Trust 2002-A, Timeshare Loan-Backed Notes, Series 2002-A, Class A, Class B, Class C and Class D.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN CORPORATION
(Registrant)

Date: May 11, 2009	By:	/S/ JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	By:	/S/ ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 11, 2009	By:	/S/ RAYMOND S. LOPEZ

Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)