Form 10-Q
period 2009-06-30
BLUEGREEN CORP
filed 2009-08-10
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________to_______________________________________________

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

          Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2009, there were 32,477,220 shares of the registrant’s common stock, $0.01 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2008	June 30, 2009

		(unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of $21,214 and $28,833 at December 31, 2008 and June 30, 2009, respectively)	$81,775	$95,135
Contracts receivable, net	7,452	7,174
Notes receivable (net of allowance of $52,029 and $48,663 at December 31, 2008 and June 30, 2009, respectively)	340,644	327,754
Prepaid expenses	9,801	10,692
Other assets	27,488	30,130
Inventory	503,269	518,909
Retained interests in notes receivable sold	113,577	98,272
Property and equipment, net	109,501	108,199

Total assets	$1,193,507	$1,196,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$24,900	$10,548
Accrued liabilities and other	52,283	51,996
Deferred income	29,854	20,266
Deferred income taxes	91,802	90,073
Receivable-backed notes payable	249,117	255,534
Lines-of-credit and notes payable	222,739	224,903
Junior subordinated debentures	110,827	110,827

Total liabilities	781,522	764,147

Commitments and contingencies (Note 10)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 90,000 shares authorized; 33,996 shares issued at December 31, 2008 and June 30, 2009	339	340
Additional paid-in capital	182,654	185,042
Treasury stock, 2,756 common shares at both December 31, 2008 and June 30, 2009, at cost	(12,885)	(12,885)
Accumulated other comprehensive income, net of income taxes	3,173	1,051
Retained earnings	209,186	226,316

Total Bluegreen Corporation shareholders’ equity	382,467	399,864
Non-controlling interest	29,518	32,254

Total Equity	411,985	432,118

Total liabilities and shareholders’ equity	$1,193,507	$1,196,265

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

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,

	2008	2009

Revenues:
Gross sales of real estate	$138,881	$65,205
Estimated uncollectible VOI notes receivable	(18,795)	(8,650)

Sales of real estate	120,086	56,555

Other resort and communities operations revenue	17,806	15,947
Interest income	13,503	17,695
Other income, net	208	1,834

	151,603	92,031
Costs and expenses:
Cost of real estate sales	30,972	22,139
Cost of other resort and communities operations	11,074	9,920
Selling, general and administrative expenses	100,639	46,162
Interest expense	2,041	8,100

	144,726	86,321

Income before non-controlling interests and provision for income taxes	6,877	5,710
Provision (benefit) for income taxes	2,112	(2,654)

Net income	4,765	8,364
Less: net income attributable to non-controlling interests	1,320	1,550

Net income attributable to Bluegreen Corporation	$3,445	$6,814

Net income per common share:
Basic	$0.11	$0.22

Diluted	$0.11	$0.22

Weighted average number of common and common equivalent shares:
Basic	31,227	31,076

Diluted	31,454	31,081

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,

	2008	2009

Revenues:
Gross sales of real estate	$258,259	$118,958
Estimated uncollectible VOI notes receivable	(35,162)	(16,548)
Gains on sales of VOI notes receivable	8,245	—

Sales of real estate	231,342	102,410

Other resort and communities operations revenue	35,676	30,623
Interest income	23,464	36,188
Other income, net	473	1,299

	290,955	170,520
Costs and expenses:
Cost of real estate sales	61,930	34,244
Cost of other resort and communities operations	23,761	20,543
Selling, general and administrative expenses	188,308	87,553
Interest expense	6,990	15,435

	280,989	157,775

Income before non-controlling interests and provision for income taxes	9,966	12,745
Provision (benefit) for income taxes	2,967	(358)

Net income	6,999	13,103
Less: net income attributable to non-controlling interests	2,158	2,736

Net income attributable to Bluegreen Corporation	$4,841	$10,367

Net income per common share:
Basic	$0.16	$0.33

Diluted	$0.15	$0.33

Weighted average number of common and common equivalent shares:
Basic	31,220	31,071

Diluted	31,459	31,077

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2008	2009

Operating activities:
Net income	$6,999	$13,103
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash stock compensation expense	1,768	2,389
Depreciation and amortization	7,677	6,923
Gain on sale of VOI notes receivable	(8,245)	—
Loss on disposal of property and equipment	4	64
Estimated uncollectible notes receivable	35,279	16,640
Provision (benefit) for deferred income taxes	2,967	(358)
Interest accretion on retained interests in notes receivable sold	(8,282)	(10,878)
Proceeds from sales of notes receivable	55,705	—
Change in operating assets and liabilities:
Contracts receivable	545	278
Notes receivable	(159,020)	(7,131)
Inventory	(45,484)	(1,181)
Prepaid expenses and other assets	(7,813)	(3,944)
Accounts payable, accrued liabilities and other	8,827	(23,455)

Net cash used in operating activities	(109,073)	(7,550)

Investing activities:
Purchases of property and equipment	(12,681)	(4,758)
Proceeds from the sale of property and equipment	—	10
Cash used in business acquisitions	(6,105)	—
Cash received from retained interests in notes receivable sold	21,681	18,375

Net cash provided by investing activities	2,895	13,627

Financing activities:
Proceeds from borrowings collateralized by notes receivable	126,827	50,597
Payments on borrowings collateralized by notes receivable	(62,659)	(44,869)
Proceeds from borrowings under lines-of-credit facilities and other notes payable	74,409	10,738
Payments under lines-of-credit facilities and other notes payable	(37,753)	(8,657)
Payments on 10.50% senior secured notes	(55,000)	—
Payment of debt issuance costs	(1,396)	(526)
Proceeds from exercise of stock options	50	—

Net cash provided by financing activities	44,478	7,283

Net (decrease)/increase in cash and cash equivalents	(61,700)	13,360
Cash and cash equivalents at beginning of period	144,973	81,775

Cash and cash equivalents at end of period	83,273	95,135
Restricted cash and cash equivalents at end of period	(23,716)	(28,833)

Unrestricted cash and cash equivalents at end of period	$59,557	$66,302

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS–(Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2008	2009

Supplemental schedule of non-cash operating, investing and financing activities:

Inventory acquired through financing	$8,432	$—

Property and equipment acquired through financing	$3,643	$—

Retained interests in notes receivable sold	$9,624	$—

Net change in unrealized gains in retained interests in notes receivable sold	$(4,676)	$(3,492)

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2008 which are included in our 2008 Annual Report on Form 10-K (“Annual Report”), as well as to our audited consolidated financial statements for the year ended December 31, 2008 included in our Current Report Form 8-K filed on July 16, 2009 which have been recast from the financial statements included in the Annual Report to reflect our previously reported implementation of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”), which we adopted on January 1, 2009.

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

During the six months ended June 30, 2008, a total of 15,000 common shares were issued as a result of stock option exercises and there were no common shares were issued during the six months ended June 30, 2009 as a result of stock option exercises. There were approximately 1.8 million and 1.6 million stock options not included in diluted earnings per common share during the three and six months ended June 30, 2008, respectively; and approximately 2.7 million stock options not included in diluted earnings per common share during the three and six months ended June 30, 2009, because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2009	2008	2009

Basic and diluted earnings per share – numerator:
Net income attributable to Bluegreen Corporation	$3,445	$6,814	$4,841	$10,367

Denominator:
Denominator for basic earnings per share - weighted-average shares	31,227	31,076	31,220	31,071
Effect of dilutive securities:
Stock options and unvested restricted stock	227	5	239	6

Denominator for diluted earnings per share - adjusted weighted-average shares	31,454	31,081	31,459	31,077

Basic earnings per common share	$0.11	$0.22	$0.16	$0.33

Diluted earnings per common share	$0.11	$0.22	$0.15	$0.33

Subsequent Events

Subsequent events have been evaluated through August 10, 2009, the date the financial statements were available to be issued. Subsequent events are disclosed throughout the Notes to the Condensed Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1”), which became effective for interim and annual periods ending after June 15, 2009. FAS 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods. The additional disclosure required by this pronouncement is provided for in Note 6 below.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, FAS 124-2, and Emerging Issue Task Force (“EITF”) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2”), which became effective for interim and annual periods ending after June 15, 2009. FAS 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for certain securities, including retained interest in securities classified as available-for-sale investments, and also expands the required disclosure of other-than-temporary impairments on such securities in the financial statements and notes thereto. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The effects of this new standard are disclosed in Note 2 below.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (“FAS 157-4”), which became effective for interim and annual periods ending after June 15, 2009. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The adoption of this pronouncement did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which became effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this pronouncement did not affect our results of operations or financial condition, but did require additional disclosure in our interim financial statements (see “Subsequent Events” above).

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 166”), which will become effective for us beginning January 1, 2010. SFAS No. 166 requires more information about transfers of financial assets, including securitization transactions and transactions where companies have continuing exposure to the risks related to the transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. We do not currently expect that the adoption of this pronouncement will have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which will become effective for us on January 1, 2010. SFAS No. 167 addresses the effects of eliminating the qualifying special-purpose entity (“QSPE”) concept from FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and responds to concerns about the application of certain key provisions of FIN 46(R), including concerns over the transparency of an enterprises’ involvement with variable interest entities (“VIEs”). We are currently evaluating the effects that this pronouncement may have on our financial statements, and currently anticipate that we will be required to consolidate our off-balance sheet QSPE described in Note 2. The consolidation of our QSPEs will materially impact our financial statements.

2. Retained Interests in Notes Receivable Sold

As discussed in Note 6 “Sales of Notes Receivable” in our 2008 Annual Report on Form 10-K, we have historically sold notes receivable and accounted for these transactions as “off-balance sheet” sales. In connection with such transactions, we retained subordinated tranches and rights to any excess interest spread which are identified as retained interests in the notes receivable sold. Our retained interests in notes receivable sold, which we classify as available-for-sale investments, and their associated unrealized gains (losses) are set forth below (in thousands):

As of December 31, 2008:	Amortized Cost	Unrealized Gain (Loss)	Fair Value

2002 Term Securitization	$7,505	$—	$7,505
2004 Term Securitization	8,508	1,037	9,545
2004 GE Purchase Facility	3,380	78	3,458
2005 Term Securitization	16,267	—	16,267
2006 GE Purchase Facility	16,177	(1,687)	14,490
2006 Term Securitization	13,730	670	14,400
2007 Term Securitization	31,145	5,029	36,174
2008 Term Securitization	11,437	301	11,738

Total	$108,149	$5,428	$113,577

As of June 30, 2009:	Amortized Cost	Unrealized Gain (Loss)	Fair Value

2004 Term Securitization	8,374	626	9,000
2004 GE Purchase Facility(2)	4,410	(447)	3,963
2005 Term Securitization	14,339	719	15,058
2006 GE Purchase Facility(1)	16,815	(1,579)	15,236
2006 Term Securitization(2)	12,187	(434)	11,753
2007 Term Securitization	27,316	1,869	29,185
2008 Term Securitization	12,895	1,182	14,077

Total	$96,336	$1,936	$98,272

(1)	This security has been in a continuous unrealized loss position for more than 12 months.

(2)	This security has been in a continuous unrealized loss position for less than 12 months.

The following assumptions (which are classified as Level 3 inputs under SFAS No. 157) were used to measure the fair value of the above retained interests:

As of

	December, 31, 2008	June 30, 2009

Prepayment rates	23% - 4%	22% - 4%
Loss severity rates	3% - 38%	18% - 38%
Default rates	12% - 0%	7.2% - 0%
Discount rates	19.5%	21.2%

These assumptions take into account our intended actions, which can change from time to time, relating to our right to either acquire or substitute for defaulted loans pursuant to the terms of each transaction.

The net unrealized gain on our retained interests in notes receivable sold, which is presented as a separate component of our shareholders’ equity, net of income taxes, was approximately $3.2 million and $1.1 million as of December 31, 2008 and June 30, 2009, respectively.

In May 2009, we, in our capacity as servicer of the 2002 Term Securitization, exercised our servicer option, which caused for the full redemption of all classes of notes issued by the note issuer of the 2002 Term Securitization. As a result of this exercise and the ultimate redemption, we exchanged cash of approximately $4.2 million and the retained interest in the 2002 Term Securitization were exchanged for notes receivable and VOI inventory with an estimated fair value totaling approximately $17.9 million.

On April 1, 2009, we adopted the provisions of FAS 115-2, which amended existing requirements for measuring and disclosing other-than-temporary impairment of debt securities and retained interests in securities classified as available-for-sale investments. Among other changes, FAS 115-2 provides that if a holder has the positive intent and ability to hold a security to maturity, the other-than-permanent impairment recognized in earnings should be equal to the amount representing credit loss, with any remaining loss being unrealized and included as a component of equity. Since we have the positive intent and ability to hold all of our retained interests in notes receivable sold through maturity, upon the adoption of FAS 115-2, we recorded additional unrealized losses of $6.8 million in accumulated other comprehensive income related to other-than-temporary impairments previously recognized in earnings through a cumulative-effect adjustment to our retained earnings.

The following table shows the hypothetical fair value of our retained interests in notes receivable sold based on a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests (dollars in thousands):

Hypothetical Fair Value at June 30, 2009

	Prepayment Rate		Loss Severity Rate		Default Rate		Discount Rate

Adverse Change Percentage	10%	20%	10%	20%	10%	20%	10%	20%

2004 Term Securitization	$8,943	$8,887	$8,953	$8,907	$8,967	$8,934	$8,697	$8,411
2004 GE Purchase Facility	3,935	3,908	3,949	3,936	3,951	3,940	3,821	3,690
2005 Term Securitization	15,007	14,957	14,778	14,498	14,498	13,947	14,408	13,806
2006 GE Purchase Facility	15,161	15,088	14,949	14,663	14,914	14,595	14,600	14,011
2006 Term Securitization	11,701	11,650	11,513	11,273	11,256	10,769	11,234	10,756
2007 Term Securitization	29,129	29,072	28,837	28,488	28,531	27,888	28,203	27,301
2008 Term Securitization	14,044	14,011	13,921	13,764	13,918	13,761	13,701	13,350

The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries (in thousands):

	For the six months ended June 30,

	2008	2009

Proceeds from new sales of receivables	$55,705	$—
Collections on previously sold receivables	(95,628)	(70,569)
Servicing fees received	4,966	3,998
Purchases of defaulted receivables	(3,547)	(920)
Resales of foreclosed assets	(25,390)	(8,739)
Remarketing fees received	14,708	4,961
Cash received on retained interests in notes receivable sold	21,681	18,375
Cash paid to fund required reserve accounts	(5,247)	(1,148)
Purchases of upgraded accounts	(20,503)	(437)

In addition to the cash paid for the purchase of defaulted receivables included in the above table, we also acquire delinquent or defaulted receivables from our qualifying special purpose finance subsidiaries in exchange for unencumbered receivables (a process known as substitution). During the six months ended June 30, 2008 and 2009, we acquired notes receivable totaling $12.3 million and $35.8 million, respectively, through substitutions. Although we are not obligated to repurchase or substitute for delinquent or defaulted notes receivable from our qualifying special purpose finance subsidiaries, we may do so from time to time. The VOIs securing the delinquent and defaulted receivables received by us in this manner are typically recovered and put back in VOI inventory and resold in the normal course of business. Our maximum exposure to loss as a result of our involvement with these special purpose entities is the value of our retained interest.

Quantitative information about the portfolios of VOI notes receivable previously sold without recourse in which we hold the above retained interests is as follows (in thousands):

	As of June 30, 2009

	Total Outstanding Principal Amount of Sold Loans	Principal Amount of Sold Loans 60 or More Days Past Due	Balance Owed to Note Holders

2004 Term Securitization	$32,181	$1,054	$30,090
2004 GE Purchase Facility	15,141	442	13,163
2005 Term Securitization	88,220	2,526	80,940
2006 GE Purchase Facility	75,621	2,475	67,412
2006 Term Securitization	75,790	2,506	70,218
2007 Term Securitization	144,963	4,631	130,935
2008 Term Securitization	54,937	2,091	49,084

The contractual maturities of our retained interests in notes receivable sold as of June 30, 2009, based on the final maturity dates of the underlying notes receivable are as follows (in thousands):

	Amortized Cost	Fair Value

Within one year	$—	$—
After one year but within five	8,374	9,000
After five years but within ten	87,962	89,272
After ten years	—	—

Total	$96,336	$98,272

3. Lines-of-Credit, Notes Payable and Receivable-Backed Notes Payable

Lines-of-Credit and Notes Payable

Please refer to our 2008 Annual Report on Form 10-K and to the “Liquidity and Capital Resources” section included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information related to our debt. The table below sets forth the balances of our lines-of-credit and notes payable (in thousands):

	As of

	December 31, 2008		June 30, 2009

	Balance	Interest Rate	Balance	Interest Rate

The GMAC AD&C Facility	$99,776	4.94%	$97,417	4.81%
The GMAC Communities Facility	59,372	4.25%	57,607	10.00%(1)
Wachovia Notes Payable	30,347	2.44 – 2.79%	26,752	2.31 – 2.66%
Wachovia Line-of-Credit	9,949	2.19%	17,949	2.06%
Textron AD&C Facility	15,456	4.50 –4.75%	17,892	4.50 –4.75%
Fifth Third Bank Note Payable	3,400	3.44%	3,400	3.31%
Other	4,439	5.86 – 11.03%	3,886	4.31 – 12.50%

Total	$222,739		$224,903

(1)	On July 1, 2009 the interest rate on this facility was amended to the prime rate plus 2%, subject to the following floors, as described below. This table reflects the rate, as amended.

Significant changes during the six months ended June 30, 2009, as well as significant changes through the date our financials were available for issuance, include:

The GMAC AD&C Facility. During the six months ended June 30, 2009, we repaid $2.4 million of the outstanding balance.

On July 1, 2009, we amended this facility extending the maturity to June 30, 2012. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”) has been extended to June 30, 2012 from its previous maturity of November 18, 2011. Maturity dates for two project loans related to our Fountains resort in Orlando, Florida (the “Fountains Loan”) did not change from September 2010 and March 2011. Principal payments continue to be effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the GMAC AD&C Facility are sold, subject to amended minimum required amortization on the Club 36 Loan and the Fountains Loan. There was no amendment to the interest rate and the facility continues to bear interest at the 30-day LIBOR plus 4.50% payable monthly. In addition, we pledged two of our existing undeveloped resort properties as additional collateral under the GMAC AD&C Facility.

The GMAC Communities Facility. During the six months ended June 30, 2009, we repaid $1.8 million of the outstanding balance.

On July 1, 2009, we amended this facility extending the maturity of the facility to December 31, 2012. Prior to this amendment, $8.0 million and $49.6 million of the amounts outstanding under the GMAC Communities Facility were due in July 2009 and September 2009, respectively. In connection with the amendment, we repaid $10.0 million of the outstanding balance under the GMAC Communities Facility at closing, with additional minimum quarterly cumulative payments commencing in January 2010 to repay the loan in full by December 31, 2012. Principal payments are effected through agreed-upon release prices as real estate collateralizing the GMAC Communities Facility is sold, subject to the minimum required amortization discussed above. The interest rate on the GMAC Communities Facility was amended to the prime rate plus 2%, subject to the following floors: (1) 10% until the balance of the loan has been reduced by a total of to $25 million (inclusive of the $10 million principal pay down referred to above) from the closing date balance, (2) 8% until the balance of the loan is less than or equal to $20 million, (3) 6% thereafter. In addition to the existing residential community projects and golf courses which already collateralized the GMAC Communities Facility, we pledged three of our other golf courses as additional collateral for the facility. We also agreed to pay certain fees and expenses in connection with the amendment, a portion of which is deferred until the maturity date and may be waived under certain circumstances.

The Wachovia Notes Payable. In June 2009, we extended the maturity of a $10.5 million note payable on our Williamsburg resort from June 19, 2009 to August 4, 2009. On July 31, 2009, the note payable was extended through November 4, 2009. We are currently discussing the terms of a long-term extension of this note with the lender. There can be no assurances that such extension will be obtained on favorable terms, if at all.

During the six months ended June 30, 2009, we repaid $3.6 million on the various notes payable.

The Wachovia Line-of-Credit. In February 2009, we borrowed an additional $8.0 million on this line-of-credit for general corporate purposes. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75%, due monthly.

On July 30, 2009, we extended the maturity of this line-of-credit from July 30, 2009 to October 30, 2009. In connection with the extension of this line-of-credit, we repaid $2.2 million. As a result of the modification of this line-of-credit, we do not have any future availability under this line-of-credit. We are currently discussing the terms of a long-term extension of this line-of-credit with the lender. There can be no assurances that such extension will be obtained on favorable terms, if at all.

Receivable-Backed Notes Payable

The table below sets forth the balances of our receivable-backed notes payable facilities (in thousands):

	As of

	December 31, 2008			June 30, 2009

	Debt Balance	Interest Rate	Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Balance of Pledged/ Secured Receivables

BB&T Purchase Facility (nonrecourse)	$139,057	2.19%	$167,538	$141,192	5.75%	$175,428
Liberty Bank Facility	43,505	5.75%	48,603	52,960	5.75%	60,607
GE Bluegreen/Big Cedar Receivables Facility	33,725	2.19%	39,681	38,454	2.06%	40,735
Foothill Facility	24,096	4.00%	26,117	16,541	4.00%	17,919
GMAC Receivables Facility	7,698	4.44%	8,737	6,387	4.31%	7,471
Textron Facility	1,036	6.00%	1,194	—	—	—

Total	$249,117		$291,870	$255,534		$302,160

Significant changes during the six months ended June 30, 2009, as well as significant changes through the date our financials were available for issuance include:

BB&T Purchase Facility. On June 30, 2009, we amended and restated an existing timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) formerly known as the “2008 BB&T Purchase Facility”, extending the revolving advance period under the facility to June 29, 2010. Under the amended terms, should a “takeout financing” (as defined in the applicable facility agreements) occur prior to June 29, 2010, then the facility limit either remains at the current facility limit of $150.0 million or decreases to $100.0 million, under certain circumstances. The 2009 BB&T Purchase Facility provides for the sale of our timeshare receivables at an advance rate of 67.5% of the principal balance up to a cumulative purchase price of $150.0 million on a revolving basis, subject to the terms of the facility, eligible collateral and customary terms and conditions. While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as financing transactions for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The BB&T facility is nonrecourse and was not guaranteed by us.

The existing outstanding balance as of June 30, 2009, initially remained at its then current advance rate of 82.4%; however, we will equally share with BB&T in the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) as the advance rate on the existing receivables reduces to 67.5%. The interest rate on the BB&T Purchase Facility is the prime rate plus 2.5%.

During the six months ended June 30, 2009, we pledged $22.4 million of VOI notes receivable to this facility and received cash proceeds of $18.1 million. We also had repayments of $15.9 million during 2009. Subsequent to the repayments and borrowings, our availability at June 30, 2009, under this facility was $8.8 million, although this facility is revolving up to the $150.0 million facility limit and availability increases as the outstanding balance under the facility decreases.

Liberty Bank Facility. During the six months ended June 30, 2009, we pledged $18.2 million of VOI notes receivable as collateral for this facility and received cash proceeds of $16.4 million. We also repaid $6.9 million.

Subsequent to the repayments and borrowings, our availability under this facility was approximately $22.0 million at June 30, 2009; however, availability under this facility increases during the revolving advance period as the outstanding balance decreases.

In July 2009, we pledged $2.3 million of VOI notes receivable as collateral for this facility and received cash proceeds of $2.0 million.

GE Bluegreen/Big Cedar Receivables Facility. During the six months ended June 30, 2009, we pledged $6.0 million of VOI notes receivable as collateral for this facility and received cash proceeds of $5.9 million. In addition, we received approximately $4.7 million which represents an additional borrowing up to the 97% advance rate, with no additional VOI receivables being pledged in connection with this borrowing during the first quarter of 2009. We also repaid $5.8 million on this facility. The advance period under this facility expired on April 16, 2009.

Foothill Facility. During the six months ended June 30, 2009, we pledged $6.3 million of VOI notes receivable as collateral for this facility and received cash proceeds of $5.7 million. We also repaid $13.7 million. Subsequent to the repayments and borrowings our availability at June 30, 2009, was $13.5 million; however, availability under this facility increases during the revolving advance period as the outstanding balance decreases.

4. Common Stock and Stock Option Plans

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

There were no stock options or restricted stock grants during the six months ended June 30, 2009. In July 2009 certain of our non-employee directors were granted approximately 93,000 shares of restricted stock and 119,500 options to purchase common shares. The shares were granted in connection with annual director compensation.

Total stock-based compensation expense recognized in earnings for directors and employees during the three and six months ended June 30, 2008 was $1.0 million and $1.8 million, respectively. Total stock-based compensation expense recognized in earnings for directors and employees during the three and six months ended June 30, 2009 was $1.2 million and $2.4 million, respectively. The following table presents certain information related to our unrecognized compensation for our stock based awards as of June 30, 2009:

As of June 30, 2009	Weighted Average Recognition Period	Unrecognized Compensation

	(in years)	(000’s)

Stock Option Awards	2.9	$5,673
Restricted Stock Awards	3.7	$9,174

A summary of our stock option activity during the six months ended June 30, 2009 is presented below (in thousands, except price per option data):

	Outstanding Options	Weighted Average Exercise Price Per Option	Number of Options Exercisable

	(in shares, 000’s)		(in shares, 000’s)

Balance at December 31, 2008	2,709	$9.91	871
Granted	—	—
Forfeited	—	—
Expired	(19)	$8.24
Exercised	—	—

Balance at June 30, 2009	2,690	$9.93	852

A summary of the status of our non-vested restricted stock awards as of June 30, 2009, and activity during the six months ended June 30, 2009, is as follows:

Unvested Restricted Stock Awards	Number of Shares	Weighted-Average Grant-Date Fair Value

	(in shares, 000’s)

Unvested at December 31, 2008	1,417	$8.14
Granted	—	—
Vested	(21)	$6.09
Forfeited	—	—

Unvested at June 30, 2009	1, 396	$8.17

5. Inventory

Our inventory holdings, summarized by division, are set forth below (in thousands):

	As of

	December 31, 2008	June 30, 2009

Bluegreen Resorts	$342,779	$360,804
Bluegreen Communities	160,490	158,105

	$503,269	$518,909

Bluegreen Resorts inventory as of December 31, 2008, consisted of land inventory of $42.3 million, $87.9 million of construction-in-progress and $212.6 million of completed VOI units. Bluegreen Resorts inventory as of June 30, 2009, consisted of land inventory of $75.5 million, $1.1million of construction-in-progress and $284.3 million of completed VOI units.

Total interest expense capitalized to construction in progress was $3.7 million and $8.7 million for the three and six months ended June 30, 2008, respectively, and $0.4 million and $1.3 million for the three and six months ended June 30, 2009, respectively.

6. Fair Value of Financial Instruments

We used the following methods and assumptions in estimating the fair values of our financial instruments:

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

Retained interests in notes receivable sold: Our retained interests of our VOI notes receivable sold are carried at fair value. See Note 2 for additional information on the methods and assumptions used to estimate the fair value of these financial instruments.

Lines-of-credit, notes payable, and receivable-backed notes payable: The amounts reported in our consolidated balance sheets approximate their fair value for indebtedness that provides for variable interest rates.

Junior subordinated debentures: The fair values of our junior subordinated debentures were based on the discounted value of contractual cash flows at a market discount rate or market price quotes from the over-the-counter bond market.

The estimated fair values of our financial instruments were as follows (in thousands):

	As of December 31, 2008		As of June 30, 2009

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$81,775	$81,775	$95,135	$95,135
Contracts receivable, net	7,452	7,452	7,174	7,174
Notes receivable, net	340,644	340,644	327,754	327,754
Retained interests in notes receivable sold	113,577	113,577	98,272	98,272
Lines-of-credit, notes payable, and receivable-backed notes payable	471,856	471,856	480,437	480,437
Junior subordinated debentures	110,827	47,161	110,827	52,691

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

Information for our business segments is as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended June 30, 2008
Sales of real estate	$107,120	$12,966	$120,086
Other resort and communities operations revenue	15,067	2,739	17,806
Depreciation expense	1,854	400	2,254
Field operating profit	5,373	1,035	6,408

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended June 30, 2009
Sales of real estate	$51,977	$4,578	$56,555
Other resort and communities operations revenue	13,488	2,459	15,947
Depreciation expense	1,316	387	1,703
Field operating profit (loss)	6,001	(1,654)	4,347

	Bluegreen Resorts	Bluegreen Communities	Total

For the Six Months Ended June 30, 2008
Sales of real estate	$197,467	$33,875	$231,342
Other resort and communities operations revenue	29,029	6,647	35,676
Depreciation expense	3,760	807	4,567
Field operating profit	11,170	4,904	16,074

	Bluegreen Resorts	Bluegreen Communities	Total

For the Six Months Ended June 30, 2009
Sales of real estate	$95,497	$6,913	$102,410
Other resort and communities operations revenue	26,684	3,939	30,623
Depreciation expense	2,620	779	3,399
Field operating profit (loss)	13,560	(3,276)	10,284

	Bluegreen Resorts	Bluegreen Communities	Total

As of December 31, 2008
Notes receivable, net	$336,229	$4,415	$340,644
Inventory	342,779	160,490	503,269
Fixed assets	69,677	26,694	96,371

	Bluegreen Resorts	Bluegreen Communities	Total

As of June 30, 2009
Notes receivable, net	$323,397	$4,357	$327,754
Inventory	360,804	158,105	518,909
Fixed assets	70,371	26,351	96,722

Reconciliations to Consolidated Amounts

Field operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and non-controlling interest is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2009	2008	2009

Field operating profit for reportable segments	$6,408	$4,347	$16,074	$10,284
Interest income	13,503	17,695	23,464	36,188
Other income, net	208	1,834	473	1,299
Corporate general and administrative expenses	(11,201)	(10,066)	(23,055)	(19,591)
Interest expense	(2,041)	(8,100)	(6,990)	(15,435)

Income before non-controlling interests and provision (benefit) for income taxes	$6,877	$5,710	$9,966	12,745

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2009	2008	2009

Depreciation expense for reportable segments	$2,254	$1,703	$4,567	$3,399
Depreciation expense for corporate fixed assets	1,121	1,296	2,205	2,587

Consolidated depreciation expense	$3,375	$2,999	$6,772	$5,986

Assets for our reportable segments reconciled to our consolidated assets (in thousands):

	As of

	December 31, 2008	June 30, 2009

Notes receivable for reportable segments	$340,644	$327,754
Inventory for reportable segments	503,269	518,909
Fixed assets for reportable segments	96,371	96,722
Assets not allocated to reportable segments	253,223	252,880

Total assets	$1,193,507	$1,196,265

Geographic Information

Sales of real estate by geographic area are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2009	2008	2009

United States	$118,478	$55,098	$227,926	$99,339
Aruba	1,608	1,457	3,416	3,071

Consolidated totals	$120,086	$56,555	$231,342	$102,410

Total assets by geographic area are as follows (in thousands):

	As of

	December 31, 2008	June 30, 2009

United States	$1,183,176	$1,187,851
Aruba	10,331	8,414

Total assets	$1,193,507	$1,196,265

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

On May 1, 2009, we received tax assessment notices from the North Carolina Department of Revenue informing us of its proposal to assess us with taxes, interest, and penalties totaling approximately $0.5 million. These assessment notices relate to our corporate income tax returns for fiscal years 2004, 2005 and 2006. We plan to vigorously challenge this assessment.

As of June 30, 2009, we had no amounts recorded for uncertain tax positions.

As discussed in Note 2, in our capacity as servicer of the 2002 Term Securitization, we exercised our servicer option which caused for the full redemption of all classes of notes as of May 8, 2009. Since the ability to exercise this option became available to us earlier than originally anticipated, certain book and tax differences (temporary differences) totaling $4.6 million became permanent differences, which is reflected as a reduction to our income tax provision on the condensed consolidated statements of income.

9. Comprehensive Income and Capital Structure

Accumulated other comprehensive income, net of income taxes on our condensed consolidated balance sheets is comprised of net unrealized gains on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2009	2008	2009

Net income	$4,765	$8,364	$6,999	$13,103
Change in net unrealized gains on retained interests in notes receivable sold, net of income taxes	(1,500)	(3,675)	(2,899)	(2,122)
Net change in equity due to a cumulative effect of a change in accounting principle upon adoption of FAS 115-2	—	2,654	—	2,654

Total comprehensive income	$3,265	$7,343	$4,100	$13,635

The following table details changes in shareholders’ equity, including changes in equity attributable to Bluegreen shareholders and changes in equity attributable to the non-controlling interests (in thousands):

			Equity Attributable to Bluegreen Shareholders

Common Shares Outstanding		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income, net of Income Taxes	Equity Attributable to Non- controlling Interests

33,996	Balance at January 1, 2009	$411,985	$339	$182,654	$209,186	$(12,885)	$3,173	$29,518
—	Net income	13,103	—	—	10,367	—	—	2,736
—	Other comprehensive income	1,987	—	—	—	—	1,987	—
—	Stock compensation	2,389	1	2,388	—	—	—	—
—	Cumulative Effect – FAS 115-2 (See Note 2)	2,654			6,763		(4,109)

33,996	Balance at June 30, 2009	$432,118	$340	$185,042	$226,316	$(12,885)	$1,051	$32,254

10. Contingencies

Proposed Sale of Bluegreen Communities’ Golf Courses

In May 2009, we entered into contracts to sell four golf courses located in North Carolina and Virginia. The sale includes the golf course property and all buildings and equipment related to the golf operations. The proposed purchase price for the combined properties is approximately $10.2 million, and the combined carrying amount of the assets as of June 30, 2009 was approximately $20.0 million. These contracts are contingent upon several factors, including the buyer’s ability to obtain financing.

As of June 30, 2009, we believe that the satisfaction of the contingencies related to the golf course sale was not probable, primarily based on uncertainties in the credit markets. Should such sale occur or satisfaction of the contingencies become probable, we would recognize a loss on disposal of approximately $9.8 million. Additionally, should this transaction not be consummated, we intend to operate the golf courses at positive cash flows sufficient to support their carrying amounts.

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

Kelly Fair Labor Standards Act Lawsuit

In Cause No. 08-cv-401-bbc, styled Steven Craig Kelly and Jack Clark, individually and on behalf of others similarly situated v. Bluegreen Corporation, in the United States District Court for the Western District of Wisconsin, two former sales representatives brought on July 28, 2008, a lawsuit in the Western District of Wisconsin on behalf of themselves and putative class members who are or were employed by us as sales associates and compensated on a commission-only basis. Plaintiffs alleged that we violated the Fair Labor Standards Act (“FLSA”), and that they and the collective class are or were covered, non-exempt employees under federal wage and hour laws, and are entitled to minimum wage and overtime pay consistent with the FLSA. In the complaint, Plaintiffs sought unpaid compensation (minimum wage and overtime), liquidated damages, interest, costs, attorneys’

fees and other legal and equitable relief as the Court deems just and proper. In February of 2009, the court granted conditional class certification to the plaintiffs. On July 10, 2009 the parties settled the case and we agreed to pay the sum of approximately $1.5 million without admitting any liability. This amount was accrued at June 30, 2009. This amount will be paid to the plaintiffs in satisfaction of the class members’ possible state and federal claims and includes their attorney’s fees and any other costs. The settlement is subject to court approval.

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

Bluegreen Communities

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The Court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the Plaintiffs as an executive rights holder. As a result of this decision, there are no damages or attorney’s fees owed to the Plaintiffs. On May 14, 2009, the Plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Bluegreen. No information is available as to when the Court will render a decision as to whether or not it will take the appeal. As of June 30, 2009, we had accrued $1.5 million in connection with the issues raised related to the mineral rights claims.

Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al.; in the 67th Judicial District Court of Tarrant County, Texas. Southwest continues to investigate reasons for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.4 million, which remained accrued as of June 30, 2009. Additional claims may be pursued in the future in connection with these matters, but it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.

11. Restructuring Charges

During the fourth quarter of 2008, we implemented strategic initiatives in the Resort Division for the purpose of reducing sales, conserving cash, and conserving availability under our receivables credit facilities. The restructuring involved incurring costs associated with lease termination obligations, the write down of certain fixed assets, and employee severance and benefits. The remaining unpaid liability as of June 30, 2009 and December 31, 2008 are included as a component of Accrued Liabilities on our Condensed Consolidated Balance Sheets. Restructuring costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).

Activity during the six months ended June 30, 2009 related to the restructuring liability, as well as our remaining liability, were as follows:

	Liability at December 31, 2008	Charges and Other Adjustments	Cash Payments made during 2009	Liability at June 30, 2009

Severance and benefit-related costs(1)	$3,540	$41	$3,253	$328
Lease termination obligations(2)(3)	4,079	(724)	777	2,578
Other	349	—	250	99

Total Restructuring	$7,968	$(683)	$4,280	$3,005

(1)	Includes severance payments made to employees, payroll taxes and other benefit related costs in connection with the termination of over 3,000 employees.

(2)

Includes costs associated with noncancelable property and equipment leases that we have ceased to use, as well as termination fees related to the cancellation of certain contractual lease obligations. Included in this amount are future minimum lease payments in excess of estimated sublease income, fees and expenses for which the provisions of SFAS No. 146 were satisfied.

(3)	Continuing lease obligations will be paid monthly through November 2012.

Certain of our lease obligations previously accrued as part of our restructuring in 2008 have been successfully cancelled or have had the terms modified. The effect of the successfully negotiations is the reduction of the liability previously recorded of approximately $724,000, which has been recorded as other income in the condensed consolidated statements of income.

12. Related Party Transactions

We are currently working with Woodbridge Holdings Corporation (“Woodbridge”) to explore avenues in assisting us in obtaining liquidity in the sale or financing of our receivables, which may include, among other potential alternatives, Woodbridge forming a broker dealer to raise capital through private or public offerings, among other things. We have agreed to reimburse Woodbridge for certain expenses, including legal and professional fees, incurred in connection with this effort. Through August 10, 2009, we reimbursed approximately $601,000 to Woodbridge, in connection with this matter. As of June 30, 2009, Woodbridge beneficially owned 29% of our outstanding common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making the following statements to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factors section of our Annual Report and this Quarterly Report, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this Quarterly Report in some cases have affected, and in the future could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

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

•

While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, our business and profitability will depend on our ability to obtain financing to achieve growth and long term profitability.

•

We have approximately $81 million of indebtedness which becomes due in less than one year. If we are unable to renew, extend or refinance a significant portion of this debt, our liquidity would be significantly, adversely impacted.

•	Continued declines in our common stock price will make it difficult to raise capital and could result in the delisting of our common stock from the New York Stock Exchange.

•	Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

•	Our future success depends on our ability to market our products successfully and efficiently.

•	We are subject to the risks of the real estate market and the risks associated with real estate development, including the declines in real estate values and the deterioration of real estate sales.

•	Claims for development-related defects could adversely affect our financial condition and operating results.

•	The resale market for VOIs could adversely affect our business.

•

We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations.

•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our business.

•	Actions by third-party rating agencies could adversely impact our ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital.

Executive Overview

The increase in net income recognized during the three and six months ended June 30, 2009, as compared to the same period in 2008, reflects higher field operating profit earned from Bluegreen Resorts and the benefit of lower corporate expenditures, partially offset by continued low demand for homesites in our Communities Division. In addition, results during the three and six months ended June 30, 2009 benefited from a one-time credit to income tax expense of $4.6 million, the result of certain book and tax differences (previously temporary differences) becoming permanent.

During the three months ended June 30, 2009, our Resorts Division primarily operated 18 sales offices and completed 5,515 sales transactions. This compares to 28 sales offices and 12,324 completed sales transactions respectively, during the three months ended June 30, 2008. During the six months ended June 30, 2009, our Resorts Division primarily operated 18 sales offices and completed 9,285 sales transactions. This compares to 28 sales offices and 21,700 completed sales transactions during the six months ended June 30, 2008. The reductions reflect the strategic initiatives we implemented during 2008 to reduce our sales levels in order to conserve cash, as discussed in further detail below. Our Communities business continues to be impacted by the prolonged down turn in the real estate market and thus generated lower sales during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008.

The following table details the contribution to consolidated sales of real estate by the reportable segments for the three and six months ended June 30, 2008 and 2009 (in thousands, expect percentage amounts):

	For the Three Months Ended June 30,

	2008		2009

	Sales of real estate	% of total sales	Sales of real estate	% of total sales

Bluegreen Resorts	$107.1	89%	$52.0	92%
Bluegreen Communities	13.0	11%	4.6	8%

Total	$120.1		$56.6

	For the Six Months Ended June 30,

	2008		2009

	Sales of real estate	% of total sales	Sales of real estate	% of total sales

Bluegreen Resorts	$197.4	85%	$95.5	93%
Bluegreen Communities	33.9	15%	6.9	7%

Total	$231.3		$102.4

As we discuss further under “Liquidity and Capital Resources”, our Resorts sales operations are materially dependent on the availability of liquidity in the credit markets. Historically, we have provided financing to a significant portion of our Bluegreen Resorts customers. Such financing typically involves the consumer making a minimum 10% cash down payment, the balance being financed over a ten-year period. As Bluegreen Resorts’ selling, general and administrative expenses typically exceed the cash down payment, we have historically maintained credit facilities pursuant to which we pledged or sold our consumer note receivables. Furthermore, we also engaged in private placement term securitization transactions to periodically pay down all or a portion of our note receivable credit facilities.

There has been and continues to be an unprecedented disruption in the credit markets, which has made obtaining additional and replacement external sources of liquidity more difficult and, if available, more costly. The term securitization market has been severely limited, and, as a result, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry have announced that they will either be exiting the finance business or will not be entering into new financing commitments for the foreseeable future, including certain of our lenders, although such lenders have to date honored existing commitments. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been generally unavailable.

As evidenced by Bluegreen Resorts’ results of operations during the first six months of 2009, we believe that the market for our Resorts product remains relatively strong, but the uncertainties in the credit markets are requiring us, for the time being, to continue to deemphasize our sales operations to conserve cash. To this end, during the fourth quarter of 2008, we implemented strategic initiatives that have materially reduced resort sales and will continue to maintain a reduced level of sales for the foreseeable future in an effort to conserve cash and availability under our receivables credit facilities. Such initiatives included closing certain sales offices; greatly eliminating what we have identified as lower-efficiency marketing programs; emphasizing cash sales and higher cash down payments as well as our other cash-based services; reducing overhead, including eliminating a significant number of staff positions across a variety of areas at various locations; limiting sales to borrowers who meet newly applied underwriting standards; and increasing interest rates on new sales transactions for which we provide financing. Our goal was and continues to be to reduce the number of sales, while increasing the ultimate profitability of those sales we do make. For more detailed information on our strategic initiatives, see “Liquidity and Capital Resources” below. We believe that we have adequate timeshare inventory to satisfy our projected sales for the remainder of 2009, and based on anticipated reduced sales levels, for a number of years thereafter. We intend to continue to provide high quality vacation experiences to our Bluegreen Vacation Club owners and believe that these initiatives should not have any material impact on owner satisfaction with our products and services.

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

We are pursuing growth in our sales and marketing, resorts management, mortgage servicing and title businesses by seeking opportunities to use our core competencies in these areas to generate fee income by providing these services to third-parties. We recently entered into four contracts to provide sales, marketing, title and management services to third-parties on a cash fee-for-service basis. We will also be providing resort design and development services and mortgage services, under certain of these arrangements. In addition, although sales levels will be decreased, we believe our resorts management business and mortgage portfolio are sources of recurring cash receipts.

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

We believe that inflation and changing prices have had a material impact on our revenues and results of operations. We have increased the sales prices of our VOIs periodically and have experienced increased construction and development costs from time to time during the last five years. The increased construction and development costs in prior periods are expected to result in an increase in our cost of sales for the foreseeable future. There is no assurance that we will be able to increase or maintain the current level of our sales prices or that increased construction costs will not have a material adverse impact on our gross margin. In addition, to the extent that inflation in general or increased prices for our VOIs and homesites would adversely impact consumer demand, our results of operations could be adversely impacted. Also, to the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase.

Our Bluegreen Communities business has been, and continues to be, adversely impacted by deterioration in the real estate markets generally. We have experienced a material decrease in demand, particularly for higher priced premium homesites, and an overall decrease in sales volume. During the second quarter of 2009, we offered new promotions, including reduced prices on certain of our completed homesites, in an attempt to increase sales activity.

We have historically financed a majority of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries.

The allowance for loan losses by segment as of December 31, 2008 and June 30, 2009 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2008:
Notes receivable	$388,014	$4,659	$392,673
Allowance for loan losses	(51,785)	(244)	(52,029)

Notes receivable, net	$336,229	$4,415	$340,644

Allowance as a % of gross notes receivable	13%	5%	13%

June 30, 2009:
Notes receivable	$371,763	$4,654	$376,417
Allowance for loan losses	(48,366)	(297)	(48,663)

Notes receivable, net	$323,397	$4,357	$327,754

Allowance as a % of gross notes receivable	13%	6%	13%

The table below sets forth the activity in our allowance for uncollectible notes receivable for the six months ended June 30, 2009 (in thousands):

Balance, December 31, 2008	$52,029
Provision for loan losses (1)	16,640

Less: Write-offs of uncollectible receivables	(20,006)

Balance, June 30, 2009	$48,663

(1) Includes provision for loan losses on homesite notes receivable

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us were as follows:

Average Annual Default Rates	12 Month Period Ended June 30,

Division	2008	2009

Bluegreen Resorts	8.2%	11.6%
Bluegreen Communities	3.4%	6.8%

Delinquency Rates*	As of

Division	December 31, 2008	June 30, 2009

Bluegreen Resorts	5.7%	4.9%
Bluegreen Communities	10.7%	15.8%

*The percentage of our serviced VOI notes receivable portfolio that was over 30 days past due as of the dates indicated.

We believe that unemployment in the United States and economic conditions in general have impacted and will continue to adversely impact the performance of our notes receivable portfolio. However, we anticipate that newly implemented credit underwriting standards on new loan originations and increasing customer equity in the existing loan portfolio will have a favorable impact on the performance of the portfolio over time.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable recovering the related VOI that secured the note receivable, typically soon after default and at little or no cost. In cases where Bluegreen has retained ownership of the vacation ownership note receivable, the VOI is recovered and resold in the normal course of business, in most cases partially mitigating the loss from the default, as these recoveries range from approximately 40% to 100% of the defaulted principal balance depending on the age of the receivable defaulted on. We may remarket the defaulted VOI on behalf of the note holder in exchange for a remarketing fee designed to approximate our sales and marketing costs. From time to time, Bluegreen will reacquire a defaulted note receivable from one of its off-balance sheet term securitizations transactions by substituting the defaulted receivable for a performing receivable. The related VOI that secured the defaulted note receivable is reacquired at a price equal to the defaulted principal amount, which typically is well in excess of Bluegreen’s historical cost of product. The reacquisition of inventory in this manner has resulted in an increase in Bluegreen Resort’s cost of sales.

In advance of new accounting rules, which become effective beginning in 2010, Bluegreen made a decision in 2008 to structure any future sales of notes receivable so they are treated as on-balance sheet borrowings. This impacts the comparability to prior periods as transactions structured in this way do not result in gains on sales of notes receivable. A significant portion of our revenues historically has been comprised of gains on sales of notes receivable. The gains were recorded on our consolidated statement of operations as a component of sales of real estate and the related retained interests in the notes receivable sold have been recorded on our consolidated balance sheet at the time of sale. See discussion below on SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).

During 2008 and through the first six months of 2009, the deteriorating credit markets negatively impacted our financing activities. Fewer transactions were consummated in the market overall, and those that were consummated, were more difficult to effect and were priced at a higher cost than in prior periods. In addition, recent economic events have resulted in further constrictions in the financial markets to unprecedented low levels. There can be no assurance that we will be able to continue to secure funding or to convert VOI notes receivable on acceptable terms, if at all.

During 2009, we have been renewing or extending certain existing credit facilities and debt maturities. In connection with such renewals and extensions, we have agreed to higher interest rates and fees. In addition, conditions in the commercial credit markets are expected to increase interest rates on new debt we may incur from time to time. Such increased interest rates are expected to increase our cost of capital and may adversely impact our results of operations.

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

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 166”), which will become effective for us beginning January 1, 2010. SFAS No. 166 requires more information about transfers of financial assets, including securitization transactions and transactions where companies have continuing exposure to the risks related to the transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. We do not currently expect that the adoption of this pronouncement will have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which will become effective for us on January 1, 2010. SFAS No. 167 addresses the effects of eliminating the qualifying special-purpose entity (“QSPE”) concept from FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and responds to concerns about the application of certain key provisions of FIN 46(R), including concerns over the transparency of an enterprises’ involvement with variable interest entities (“VIEs”). We are currently evaluating the effects that this pronouncement may have on our financial statements, and currently anticipate that we will be required to consolidate our off-balance sheet QSPE described in Note 2. The consolidation of our QSPEs will materially impact our financial statements.

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

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Three Months Ended June 30, 2008

Gross sales of real estate	$125,915		$12,966		$138,881
Estimated uncollectible VOI notes receivable	(18,795)		—		(18,795)

Sales of real estate	107,120	100%	12,966	100%	120,086	100%
Cost of real estate sales	(23,390)	(22)	(7,582)	(58)	(30,972)	(26)

Gross profit	83,730	78	5,384	42	89,114	74
Other resort and communities operations revenues	15,067	14	2,739	21	17,806	15
Cost of other resort and communities operations	(8,574)	(8)	(2,500)	(19)	(11,074)	(9)
Selling and marketing expenses	(78,452)	(73)	(3,212)	(25)	(81,664)	(69)
Field general and administrative expenses(1)	(6,398)	(6)	(1,376)	(11)	(7,774)	(6)

Field operating profit	$5,373	5%	$1,035	8%	$6,408	5%

Three Months Ended June 30, 2009

Gross sales of real estate	$60,627		$4,578		$65,205
Estimated uncollectible VOI notes receivable	(8,650)		—		(8,650)

Sales of real estate	51,977	100%	4,578	100%	56,555	100%
Cost of real estate sales	(18,443)	(35)	(3,696)	(81)	(22,139)	(39)

Gross profit	33,534	65	882	19	34,416	61
Other resort and communities operations revenues	13,488	26	2,459	54	15,947	28
Cost of other resort and communities operations	(7,171)	(14)	(2,749)	(60)	(9,920)	(18)
Selling and marketing expenses	(28,613)	(55)	(1,243)	(27)	(29,856)	(52)
Field general and administrative expenses(1)	(5,237)	(10)	(1,003)	(22)	(6,240)	(11)

Field operating profit (loss)	$6,001	12%	$(1,654)	(36)%	$4,347	8%

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Six Months Ended June 30, 2008

Gross sales of real estate	$224,384		$33,875		$258,259
Estimated uncollectible VOI notes receivable	(35,162)		—		(35,162)
Gain on sales of notes receivable	8,245		—		8,245

Sales of real estate	197,467	100%	33,875	100%	231,342	100%
Cost of real estate sales	(44,104)	(22)	(17,826)	(53)	(61,930)	(27)

Gross profit	153,363	78	16,049	47	169,412	73
Other resort and communities operations revenues	29,029	15	6,647	20	35,676	15
Cost of other resort and communities operations	(18,325)	(9)	(5,436)	(16)	(23,761)	(10)
Selling and marketing expenses	(139,121)	(71)	(8,347)	(25)	(147,468)	(63)
Field general and administrative expenses(1)	(13,776)	(7)	(4,009)	(12)	(17,785)	(8)

Field operating profit	$11,170	6%	$4,904	14%	$16,074	7%

Six Months Ended June 30, 2009

Gross sales of real estate	$112,045		$6,913		$118,958
Estimated uncollectible VOI notes receivable	(16,548)		—		(16,548)

Sales of real estate	95,497	100%	6,913	100%	102,410	100%
Cost of real estate sales	(29,658)	(31)	(4,586)	(66)	(34,244)	(33)

Gross profit	65,839	69	2,327	34	68,166	67
Other resort and communities operations revenues	26,684	28	3,939	57	30,623	30
Cost of other resort and communities operations	(15,844)	(17)	(4,699)	(68)	(20,543)	(20)
Selling and marketing expenses	(53,185)	(56)	(2,377)	(34)	(55,562)	(55)
Field general and administrative expenses(1)	(9,934)	(10)	(2,466)	(36)	(12,400)	(12)

Field operating profit (loss)	$13,560	14%	$(3,276)	(47)%	$10,284	10%

(1)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $13.6 million and $27.1 million, respectively, for the three and six months ended June 30, 2008. Corporate general and administrative expenses (excluding mortgage operations) totaled $11.6 million and $22.5 million, respectively, for the three and six months ended June 30, 2009. (See “Corporate General and Administrative Expenses” below for further discussion).

Bluegreen Resorts – Resort Sales and Marketing

The following table sets forth certain information for sales of VOIs for the periods indicated, before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with SFAS No. 152:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2009	2008	2009

Number of VOI sales transactions	12,324	5,515	21,700	9,285
Average sales price per transaction	$11,087	$11,170	$11,013	$11,044
Number of total prospects tours	91,800	36,620	160,600	58,649
Sale-to-tour conversion ratio– total prospects	13.4%	15.1%	13.5%	15.8%
Number of new prospects tours	66,800	21,667	113,900	34,371
Sale-to-tour conversion ratio– new prospects	9.4%	11.7%	9.9%	12.4%

Bluegreen Resorts’ gross VOI sales (prior to the impact of estimated uncollectible VOI notes receivable and gain on sale of notes receivable) decreased $65.3 million, or 52%, during the three months ended June 30, 2009 as compared to 2008, reflecting our decision to reduce sales through the operation of fewer sales offices and focus on certain marketing programs. During the three months ended June 30, 2009, we operated 18 sales offices compared to 28 during the same period in 2008. Our continued focus on marketing to our Bluegreen Vacation Club owner base resulted in a higher percentage of owner sales. Sales to owners accounted for 53% of Resorts’ sales during the three months ended June 30, 2009, as compared to 44% during the same period in 2008. Additionally, although we purposely reduced the number of prospect tours during the three months ended June 30, 2009, we believe these tours were of higher sales quality and overall, as a result the sale-to-tour conversion ratio increased to 11.7% during the three months ended June 30, 2009 from 9.4% during the three months ended June 30, 2008.

Bluegreen Resorts’ gross VOI sales decreased $112.3 million, or 50%, during the six months ended June 30, 2009, as compared to 2008, reflecting our decision to reduce sales through the operation of fewer sales offices and focus on certain marketing programs. Sales to owners accounted for 53% of Resorts’ sales during the six months ended June 30, 2009, as compared to 45% during the same period in 2008. Additionally, although the number of prospect tours during the six months ended June 30, 2009, decreased by 63% as compared to the comparable period in 2008, the overall sale-to-tour conversion ratio increased during the six months ended June 30, 2009 to 12.4% from 9.9% during the six months ended June 30, 2008.

As required under SFAS No. 152, approximately $8.2 million of gain on sales of VOI notes receivable in the six months ended June 30, 2008, are reflected as an increase to VOI sales. No such gains were recognized during the three months ended June 30, 2008 and during the three and six months ended June 30, 2009. As we previously announced any future sales of our notes receivable will be structured so that they are accounted for as on-balance sheet borrowings. Accordingly, we do not expect to recognize future gains on the sale of notes receivable. While we believe the on-balance sheet treatment for the sale of notes receivable provides more transparent results, our results of operations and operating cash flows are negatively impacted compared to those periods in which off-balance sheet accounting was used.

VOI revenue was reduced by our estimate of future uncollectible VOI notes receivable of $18.8 million and $8.7 million during the three months ended June 30, 2008 and 2009, respectively. VOI revenue was reduced by our estimate of future uncollectible VOI notes receivable of $35.2 million and $16.5 million during the six months ended June 30, 2008 and 2009, respectively. These estimates vary with the amount of financed sales during the period, as well as by our estimate of future note receivable performance.

Bluegreen Resorts’ gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period and the point packages of the VOIs sold. Gross margin during 2009 as compared to 2008 was negatively impacted by a higher proportion of sales of relatively higher cost VOIs, including the GAAP impact of reacquiring defaulted loans from off-balance sheet term securitizations as more fully described under “Executive Overview” as well as by the higher percentages of sales to owners, which generally reflect discounted sales prices.

Selling and marketing expenses for Bluegreen Resorts decreased $49.8 million, or 64%, during the three months ended June 30, 2009, as compared to the same period of 2008. As a percentage of sales, selling and marketing expenses decreased from 73% during the three months ended June 30, 2008 to 55% during the three months ended June 30, 2009. The decrease in overall selling and marketing expenses during 2009 as compared to 2008 was the result of fewer tours and the operation of fewer sales offices. As a percentage of gross VOI sales (prior to estimated uncollectible VOI notes receivable and gain on sale of notes receivable), selling and marketing expenses decreased to 47% during the three months ended June 30, 2009 from 62% during 2008, reflecting a higher percentage of sales to owners, which have relatively lower sales and marketing costs, and a higher sale-to-tour conversion rate.

Selling and marketing expenses for Bluegreen Resorts decreased $85.9 million, or 62%, during the six months ended June 30, 2009, as compared to 2008. As a percentage of sales, selling and marketing expenses decreased from 71% during the six months ended June 30, 2008 to 56% during the six months ended June 30, 2009. As a percentage of gross VOI sales (prior to estimated uncollectible VOI notes receivable and gain on sale of notes receivable), selling and marketing expenses decreased to 47% during the six months ended June 30, 2009 from 62% during the six months ended June 30, 2008. The decrease in selling and marketing expenses during 2009 as compared to 2008 was the result of fewer tours and the operation of fewer sales offices. In addition, a higher proportion of tours and sales in 2009 were owner tours and sales which carry a relatively lower marketing cost, thereby reducing selling and marketing expenses as a percentage of sales. We believe that selling and marketing expenses as a percentage of gross VOI sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of gross VOI sales in future periods.

Field general and administrative expenses for Bluegreen Resorts decreased $1.2 million, or 18%, during the three months ended June 30, 2009 as compared to the same period in 2008, the result of operating fewer sales offices. As a percentage of sales, field general and administrative expenses increased from 6% during the three months ended June 30, 2008 to 10% during the three months ended June 30, 2009.

Field general and administrative expenses for Bluegreen Resorts decreased $3.8 million, or 28%, during the six months ended June 30, 2009 as compared to the same period in 2008, the result of operating fewer sales offices. As a percentage of sales, field general and administrative expenses increased from 7% during the six months ended June 30, 2008 to 10% during the six months ended June 30, 2009.

As of June 30, 2009, approximately $12.4 million and $6.4 million of sales and field operating profit, respectively, were deferred under SFAS No. 152 because such sales did not yet meet the minimum required buyer’s initial investment. This compares to $23.3 million and $13.5 million of sales and field operating profits, respectively, deferred as of December 31, 2008.

We are pursuing growth in our sales and marketing, resorts management, mortgage servicing and title businesses by seeking opportunities to use our core competencies in these areas to generate fee income by providing these services to third-parties. We recently entered into four contracts to provide sales, marketing, title and management services to third-parties on a cash fee-for-service basis. We will also be providing resort design and development services and mortgage services, under certain of these arrangements. In addition, although sales levels will be decreased, we believe our resorts management business and mortgage portfolio are sources of recurring cash receipts.

Resort Management and Other Services

The following table sets forth pre-tax profit generated from our resort management and other services (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2009	2008	2009

Resort Management Operations	$3,518	$6,034	$6,219	$11,978
Title Operations	3,087	874	5,145	1,819
Net Carrying Cost of Developer Inventory	(1,409)	(2,443)	(2,724)	(5,916)
Other	1,297	1,852	2,064	2,959

Total	$6,493	$6,317	$10,704	$10,840

Resort Management Operations gross profit increased $2.5 million, or 72%, during the three months ended June 30, 2009 as compared to the same period in 2008. Resort Management Operations gross profit increased $5.8 million, or 93%, during the six months ended June 30, 2009, as compared to the same period in 2008. The gross profit increase during the three and six months ended June 30, 2009 as compared to the same periods in 2008 was primarily the result of higher fees earned by providing services to Bluegreen Vacation Club members and higher fees earned from managing timeshare resorts on behalf of property owners’ associations. As of June 30, 2009, we had approximately 213,000 VOI owners, including approximately 164,600 members in the Bluegreen Vacation Club, compared to approximately 190,300 VOI owners, including approximately 156,800 members in the Bluegreen Vacation Club, as of June 30, 2008. Additionally, as of June 30, 2009, we directly or indirectly managed 38 timeshare properties compared to 34 as of June 30, 2008.

Gross profit generated from our title operations fluctuates based upon the number of VOI sales transactions processed by our subsidiary title company and on the mix of VOI inventory sold (third party closing costs vary based on the location of underlying real estate sold). The decrease in profit during the three and six months ended June 30, 2009, as compared to the same period in 2008 reflects the strategic decrease in sales volume as part of our overall efforts to conserve liquidity.

The carrying costs of our developer-owned inventory consist of maintenance fees and developer subsidies paid on VOIs in inventory relative to the property owners’ associations that maintain our resorts. We mitigate this expense, to the extent possible, through the rental of our owned VOI units. Accordingly, the net carrying cost of developer inventory fluctuates with the number of VOI units we hold and the number of resorts subject to a developer subsidy arrangement during a period, as well as by rental activity realized. During the three months ended June 30, 2009 and 2008, the carrying cost of our developer inventory totaled approximately $7.0 million and $4.7 million, respectively, and was off-set by rental proceeds of $4.6 million and $3.3 million, respectively, during those periods. During the six months ended June 30, 2009 and 2008, the carrying cost of our developer inventory totaled approximately $13.5 million and $9.2 million, respectively, and was off-set by rental proceeds of $7.6 million and $6.5 million, respectively, during those periods. The carrying cost of developer inventory increased primarily as a result of the opening of our resorts in Las Vegas, Nevada and Williamsburg, Virginia in the summer of 2008.

We intend to continue to pursue our efforts to provide resort management and title services to third-party resort developers and others, on a cash-fee basis, while there is no assurance that we will be successful, we hope that this will become an increasing portion of our business over time. During the second quarter of 2009, we entered into four fee-for-service arrangements to market timeshares and to manage certain resort operations on behalf of other developers.

Bluegreen Communities

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, and excluding sales of bulk parcels:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2009	2008	2009

Number of homesites sold	130	89	345	126
Average sales price per homesite	$74,473	$46,799	$80,393	$55,289

Communities’ sales decreased $8.4 million, or 65%, during the three months ended June 30, 2009, as compared to the same period in 2008. Communities’ sales decreased $27.0 million, or 80%, during the six months ended June 30, 2009, as compared to the same period in 2008. Sales at Bluegreen Communities have been, and continue to be adversely impacted by the deterioration of the economy generally and the real estate markets, in particular. We have experienced a decline in demand, especially in our higher priced premium homesites. During the second quarter of 2009, we experimented with various promotions, including price reductions on completed homesites at certain communities. The decline in our average sales price per homesite in 2009 from 2008 reflects the sale of reduced price homesites as well as increased sales at communities with lower price points. Before giving effect to the percentage-of-completion method of accounting and state rescission statutes, during the three and six months ended June 30, 2009, we entered into contracts to sell homesites totaling $5.2 million and $8.3 million, respectively, as compared to $7.2 million and $25.1 million during the three and six months ended June 30, 2008, respectively. Contracts to sell homesites were at the following properties (in thousands):

	Properties Sold in Projects Not Substantially Sold Out at June 30, 2009

	Sales for the three months ended June 30,			Sales for the six months ended June 30,

Project	2008	2009	Difference	2008	2009	Difference

Vintage Oaks at the Vineyard	$1,740	$892	$(848)	$6,100	$1,769	$(4,331)
Havenwood at Hunter’s Crossing	1,170	241	(929)	5,069	547	(4,522)
Lake Ridge at Joe Pool Lake	457	394	(63)	2,301	893	(1,408)
King Oaks	1,008	301	(707)	2,707	530	(2,177)
Chapel Ridge	125	437	312	1,707	437	(1,270)
The Bridges at Preston Crossings	947	—	(947)	1,877	38	(1,839)
Sugar Tree on the Brazos	101	95	(6)	311	194	(117)

Total	$5,548	$2,360	$(3,188)	$20,072	$4,408	$(15,664)

	Properties Sold in Projects Substantially Sold Out at June 30, 2009

	Sales for the three months ended June 30,			Sales for the six months ended June 30,

Project	2008	2009	Difference	2008	2009	Difference

Mystic Shores	$849	$1,085	$236	$3,306	$1,493	$(1,813)
Saddle Creek Forest	187	1,176	989	1,023	1,296	273
Miscellaneous	574	572	(2)	697	1,084	387

Total	$1,610	$2,833	$1,223	$5,026	$3,873	$(1,153)

Bluegreen Communities’ sales during the three and six months ended June 30, 2008 were increased by $3.9 million and $6.3 million, respectively, as a result of the recognition of revenue previously deferred under the percentage-of-completion method of accounting. During the three and six months ended June 30, 2009 there was not a significant impact on sales as a result of the application of the percentage-of-completion method of accounting.

Bluegreen Communities’ gross margin decreased from 42% during the three months ended June 30, 2008 to 19% during the same period in 2009. Bluegreen Communities’ gross margin decreased from 47% during the six months ended June 30, 2008 to 34% during the same period for 2009. Gross margin was negatively impacted in 2009 by the reductions in sales prices of certain homesites, as discussed above as well as the sale of a bulk parcel in Texas, at cost. Variations in cost structures and the market pricing of homesites available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.), also impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting and the impact of selling homesites previously written-down, will cause variations in gross margin between periods.

Other communities operations generally include the operation of our daily fee golf courses, as well as realty resale operations at several of our residential land communities. During the six months ended June 30, 2008, other communities operations also included revenue and costs associated with the sale of our right to purchase a property in North Carolina, which resulted in a one-time profit of approximately $1.6 million.

Excluding the impact of the profit from the one-time North Carolina transaction, our other communities results during the three months ended June 30, 2009, remained relatively consistent with the same period in 2008 while profit decreased by $371,000 during the six months ended June 30, 2009, as compared to the same period in 2008. This decrease in profit during the six months ended June 30, 2009 was due largely to decreased golf course green fee volume in the first quarter, which was partially off-set by lower cost of generating such revenues as we attempted to manage our golf course operating costs commensurate with the reduced level of play.

Certain of our golf course operations periodically incur losses during periods of low level of play, especially during the winter months, and as a result of fixed operating expenses and high maintenance costs. Also, certain of our golf courses are still in their early years of operations. We believe that the operating results of these new courses should improve as individuals who have purchased homesites in the communities in which these courses are located build their homes and begin living in the community, as this should increase the amount of play on our golf courses. However, there is no assurance that such improvement in operating results will be achieved.

In May 2009, we entered into contracts to sell four golf courses located in North Carolina and Virginia. The sale includes the golf course properties and all buildings and equipment related to the golf operations. The proposed purchase price for the combined properties is approximately $10.2 million, which is significantly less than the combined carrying amount of the assets as of June 30, 2009 of approximately $20.0 million. These contracts are contingent upon several factors, including the buyer’s ability to obtain financing. We believe the consummation of this transaction is not probable. However, should such sale occur or become probable, we would recognize a loss on disposal of approximately $9.8 million. Additionally, should this transaction not be consummated, we intend to operate the golf courses at a profit sufficient to support their carrying amounts.

Total selling and marketing expenses for Bluegreen Communities decreased $2.0 million, or 61% during the three months ended June 30, 2009 as compared to 2008. As a percentage of sales, selling and marketing expenses increased from 25% during the 2008 quarter to 27% during the 2009 quarter. Total selling and marketing expenses for Bluegreen Communities decreased $6.0 million, or 72%, during the six months ended June 30, 2009 as compared to the same period of 2008. As a percentage of sales, selling and marketing expenses increased from 25% during the 2008 period to 34% during the 2009 period. Although we reduced our overall advertising spending, selling and marketing costs increased as a percentage of sales in 2009 due to lower sales volume and a lower average sales price. Higher advertising expenses as a percentage of sales were partially off-set by lower commission expenses in part to the sale of the bulk parcel in Texas, which carried a relatively lower rate of commission.

In anticipation of lower 2009 sales volume, we lowered our overall general and administrative expenses by reducing our staffing levels and operating fewer sales offices. As a result, Bluegreen Communities’ general and administrative expenses decreased $0.4 million, or 27%, during the three months ended June 30, 2009 as compared to the same period of 2008. However, as a percentage of sales, general and administrative expenses increased from 11% in the 2008 quarter to 22% in the 2009 quarter. Bluegreen Communities’ general and administrative expenses decreased $1.5 million or 38% during the six months ended June 30, 2009 as compared to the comparable period of 2008. As a percentage of sales, general and administrative expenses increased from 12% in the 2008 period to 36% in the 2009 period.

As of December 31, 2008, Bluegreen Communities had $2.4 million of sales and $0.7 million of field operating profit deferred under percentage-of-completion accounting. As of June 30, 2009, Bluegreen Communities had $2.6 million of sales and $0.8 million of field operating profit deferred under percentage-of-completion accounting.

We recently organized a real estate advisory services business and will be pursuing possible opportunities to use our core competencies to provide asset management, market research and other real estate consulting services to third parties on a fee basis. However, there is no assurance that we will be successful in doing so.

Finance Operations

Our finance operations include the ongoing interest income earned on over $363.6 million of on-balance sheet notes receivable, as well as continued earnings on over $486.9 million of off-balance sheet notes receivable, realized through our retained interests in those notes. In addition, finance operations include providing mortgage servicing on a cash fee-for-service basis on the off-balance sheet notes receivable.

Interest Income. The following table details the sources of our interest income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2009	2008	2009

VOI notes receivable	$7,694	$12,576	$13,940	$25,169
Retained interest in notes receivable sold	5,606	5,068	8,282	10,878
Other	203	51	1,242	141

Total	$13,503	$17,695	$23,464	$36,188

The increase in interest income on notes receivable during the three and six months ended June 30, 2009, as compared to the same periods of 2008, reflects a higher average balance of our vacation ownership notes receivable and to a lesser extent, higher interest rates charged on new timeshare loans. The average balance of our notes receivable increased during the three and six months ended June 30, 2009, as a result of our sole use of on-balance sheet facilities to monetize our notes receivable since March 2008, partially offset by higher defaults in the 2009 period compared to the 2008 period. During the six months ended June 30, 2009 and 2008, interest income from retained interests was reduced by the recognition of approximately $650,000 and $2.7 million, respectively, in other-than-temporary decreases in our retained interests in notes receivable sold. We did not recognize in earnings any other-than-temporary decreases in our retained interest in notes receivable sold during the three months ended June 30, 2009 and 2008. Excluding the charges for other-than-temporary decreases, interest income from our retained interests remained relatively constant during the three and six months ended June 30, 2009 compared to the comparable periods in 2008.

The overall decrease in the fair value of our retained interest in VOI notes receivable in 2009 was a result of higher discount rates and unfavorable changes to our estimate of the amount and timing of future cash flows on our retained interests. The higher discount rate during the six months ended June 30, 2009, reflects an increase in our estimate of the yield which would be required by a potential investor in our residual interests as of June 30, 2009, as compared to prior periods. There can be no assurance that additional charges will not be required due to other-than-temporary decreases in the fair value of our retained interest in notes receivables sold. As previously stated, we will seek to monetize future vacation ownership notes receivable through the use of on-balance sheet transactions, or through alternative transactions that we are exploring. There is no assurance that we will be able to do so on favorable terms, if at all. Accordingly, we expect that in future periods the proportion of interest income earned from VOI notes receivable will increase, while interest income generated by our retained interests in notes receivable sold will decrease.

Interest Expense. Interest expense was $2.0 million and $8.1 million during the three months ended June 30, 2008 and 2009, respectively. Interest expense was $7.0 million and $15.4 million during the six months ended June 30, 2008 and 2009, respectively. As we have structured transactions to monetize our notes receivable since March 2008 so that they are accounted for as on-balance sheet borrowings, we have recognized and will continue to recognize higher amounts of receivable-backed debt. Based on the timing and repayment of these transactions, our debt and related interest expense may materially increase. In addition, we believe that the adoption of SFAS No. SFAS No. 167 in January 2010 will significantly increase both interest income and interest expense as our off-balance sheet notes receivable and receivable-backed debt may be required to be accounted for as on-balance sheet. Although the average interest rate on our outstanding debt decreased in 2009, interest expense during the three and six months ended June 30, 2009, as compared to the same periods in 2008 increased due to significantly lower amounts capitalized to construction in progress. Our average interest rate declined in 2009 compared to 2008 due to the repayment of our $55 million of 10.5% senior secured notes in March 2008 and the decrease, in general, in variable rates.

Total interest expense capitalized to construction in progress was $3.7 million and $8.7 million during the three and six months ended June 30, 2008, respectively, and $0.4 million and $1.3 million during the three and six months ended June 30, 2009, respectively. The decrease in interest expense capitalized during 2009 compared to 2008 reflects lower construction and development spending.

Our effective cost of borrowing was 8.8% and 4.9% for the six months ended June 30, 2008 and 2009, respectively.

Mortgage Servicing Operations

Our mortgage servicing operations include recording and processing payments, and performing collections on our owned notes receivable, as well as on notes receivable sold to third parties. In addition, our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities, as well as perform monthly reporting activities for our lenders and receivable investors. We earn a fee for servicing those loans that have been sold to off-balance sheet qualified special purpose entities. We intend to pursue providing these services to other third-party portfolio owners, on a cash-fee basis and have recently entered into such an arrangement. The following is a summary of the results of our mortgage servicing operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2009	2008	2009

Servicing fee income	$2,539	$1,941	$4,966	$3,998
Cost of mortgage servicing operations	(123)	(431)	(923)	(1,103)

Gross profit from mortgage servicing operations	$2,416	$1,510	$4,043	$2,895

The average aggregate principal balance of notes receivables serviced on behalf of third parties decreased during 2009, resulting in lower servicing fee income during both the three and six months ended June 30, 2009 as compared to the same periods in 2008. We believe that the adoption of SFAS No. 167 in January 2010 will require that service fees earned on servicing the off-balance sheet portfolio or notes receivable sold to others be accounted for as interest income once that portfolio begins being accounted for on-balance sheet.

Corporate General and Administrative Expenses

Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Corporate general and administrative expenses, excluding mortgage servicing operations, were $13.6 million and $11.6 million for the three months ended June 30, 2008 and 2009, respectively. Corporate general and administrative expenses, excluding mortgage servicing operations, were $27.1 million and $22.5 million for the six months ended June 30, 2008 and 2009, respectively.

The $2.0 million, or 15%, and $4.6 million, or 17%, decreases in corporate general and administrative expenses during the three and six months ended June 30, 2009, respectively, as compared to same periods in 2008 reflect reductions in headcount at our corporate headquarters, offset in part by higher costs related to ongoing litigation and higher treasury consulting costs.

For a discussion of field selling, general and administrative expenses, see “Sales and Field Operations,” above.

Other Income, Net. Other income, net was $208,000 and $1.8 million for the three months ended June 30, 2008 and 2009, respectively. Other income, net was $473,000 and $1.3 million for the six months ended June 30, 2008 and

2009, respectively. During the second quarter of 2009, we successfully terminated certain of our accrued lease obligations in an amount approximately $0.7 million lower than we previously estimated as part of our restructuring. Refer to the “Liquidity and Capital Resources” section below for additional information related to our restructuring charges.

Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our consolidated financial statements (See Note 1 of the Notes to Consolidated Financial Statements for further information). The non-controlling interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interest in income of consolidated subsidiary was $1.3 million and $1.6 million during the three months ended June 30, 2008 and 2009, respectively. Non-controlling interest in income of consolidated subsidiary was $2.2 million and $2.7 million during the six months ended June 30, 2008 and 2009, respectively.

Provision (Benefit) for Income Taxes. Our provision for income tax in 2009 includes a one-time benefit of $4.6 million for an adjustment to deferred income taxes in the second quarter of 2009, a result of certain temporary book and tax differences becoming deemed permanent (see Note 8 above for information on the event that triggered this adjustment). Excluding the impact of this one-time benefit, we estimate that our effective tax rate for 2009 will be approximately 43.0%, up from approximately 38.0% during the three and six months ended June 30, 2008. Our effective rate in 2009 increased compared to 2008 due to a higher proportion of non-deductible items to projected earnings. Our effective income tax rate also varies as our mix of taxable earnings shifts amongst the various states in which we operate.

Summary. Based on the factors discussed above, our net income was $3.4 million and $6.8 million during the three months ended June 30, 2008 and 2009, respectively. Based on the factors discussed above, our net income was $4.8 million and $10.4 million during the six months ended June 30, 2008 and 2009, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the six months ended June 30, 2008 and 2009 (in thousands):

	For the Six Months Ended June 30,

	2008	2009

Cash flows used in operating activities	$(109,073)	$(7,550)
Cash flows provided by investing activities	2,895	13,627
Cash flows provided by financing activities	44,478	7,283

Net decrease in cash and cash equivalents	$(61,700)	$13,360

Cash Flows From Operating Activities. Cash flows from operating activities increased $101.5 million from net cash outflows of $109.1 million to $7.6 million during the six months ended June 30, 2008 and 2009, respectively. The increase in cash flows from operating activities during 2009 compared to 2008 was primarily a result of significantly lower 2009 development spending, and to a lesser extent our successful efforts to receive larger down payments and generate a higher percentage of cash VOI sales. This favorable impact to operating cash was partially offset by our 2009 monetization of receivables through on-balance sheet borrowings. To the extent we provide up to 90% financing to customers who qualify, operating cash flows are expected to be negative in periods where sales and marketing expenses exceed cash collections from VOI sales. We monetize our receivables through various on-balance sheet purchase facilities and hypothecation facilities, the cash flows from which are included in cash provided by financing activities. Only when we previously structured receivable finance transactions as off-balance sheet sales did the associated cash proceeds increase cash from operating activities. During the six months ended June 30, 2008, we sold $68.6 million of notes receivable through off-balance sheet transactions.

The decision to structure sales of our notes receivable so that they are accounted for as on-balance sheet borrowings has not and will not, in and of itself, impact total cash flows; however, we expect that it has had and will have the effect of reducing cash inflows from operating activities and increasing cash inflows from financing activities.

Cash Flows From Investing Activities. Cash flows from investing activities increased $10.7 million from net cash inflows of $2.9 million to $13.6 million during the six months ended June 30, 2008 and 2009, respectively. The increase was the result of lower 2009 purchases of property and equipment, partially offset by lower cash received in 2009 from our retained interests in notes receivable sold as compared to amounts received in the 2008 period. In addition, we also paid $6.1 million in the 2008 period for business acquisitions. No such business acquisitions were made in 2009.

Cash Flows From Financing Activities. Cash flows from financing activities decreased $37.2 million from net cash inflows of $44.5 million to inflows of $7.3 million during the six months ended June 30, 2008 and 2009, respectively. This decrease was primarily related to a decrease of approximately $58.4 million in net borrowings (i.e., borrowings net of repayments) that are collateralized by VOI notes receivable and by a decrease of net borrowings of approximately $30.8 million in 2009 under our lines-of-credit compared to $32.9 million in 2008, partially offset by the repayment of our $55.0 million senior secured notes on March 31, 2008. See “Liquidity and Capital Resources” for further discussion on our financing activities.

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

Historically our business model has depended on the availability of credit in the commercial markets. Resorts sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase in cash at the time of sale, depending on our assessment of the buyer’s credit; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses and exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor in our ability to meet our short and long-term cash needs. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically resulted in the incurrence of debt for the acquisition, construction and development of new resorts. Bluegreen Communities has also historically incurred debt for the acquisition and development of our residential land communities.

In recent months, there have been unprecedented disruptions in the credit markets, which have made obtaining additional and replacement external sources of liquidity more difficult and more costly. The term securitization market has been virtually non-existent, and, as a result, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry have announced that they will either be exiting the finance business or will not be entering into new financing commitments for the foreseeable future, including certain of our lenders, although such lenders continue to honor existing commitments. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been generally unavailable. While there is no assurance that we will be successful, we are currently exploring alternatives to the traditional credit and securitization markets for monetizing our VOI receivables.

In the fourth quarter of 2008, we implemented certain strategic initiatives with a view to better positioning our operations in the event of a prolonged downturn in the commercial credit markets. We anticipate that as a result of these and other initiatives, our VOI sales for 2009 will be materially less than our 2008 sales, (evidenced by our reduced VOI sales in the three and six months ended June 30, 2009). We intend to continue to monitor our results as well as the external environment in order to attempt to adjust our business to the conditions which exist to the extent possible. The ongoing goals of our strategic initiatives are designed to conserve cash and enhance our financial position by:

•	Significantly reducing our Resorts sales operations in an effort to match our sales pace to our liquidity and known receivable capacity, to the extent possible;

•	Emphasizing cash-based business in our sales, resort management and finance operations;

•	Minimizing the cash requirements of Bluegreen Communities to the extent possible;

•	Reducing overhead and increasing efficiency;

•	Minimizing capital spending;

•	Working with our lenders to renew, extend, or refinance our credit facilities;

•	Maintaining compliance under our outstanding indebtedness; and

•	Continuing to provide what we believe to be a high level of quality vacation experiences and customer service to our VOI owners.

While there is no assurance that these goals will be achieved, initial actions taken to date include the following:

•

We closed 11 of our 29 sales offices, including all of our off-site sales offices. Closures were concentrated on sales offices that were generating marginal profits and, in some cases, losses. Because we can typically sell our VOI inventory in any of our sales offices, our VOI inventory is saleable despite the closure of the sales office at any particular resort. Near the end of the second quarter of 2009, we reopened four sales offices in order to provide cash fee-based sales and marketing services under four recently executed arrangements with third party developers (see further discussion below). We believe that the incremental cost of operating these additional sales offices is less than the incremental cost of increasing marketing activities at existing sales offices to accommodate this additional business.

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

•	We are encouraging cash sales and higher down payments at the time of sale by refocusing our sales personnel through commission incentive programs.

•	We also have increased efforts to promote our existing 30-day, same-as-cash program to encourage consumers to pay off their loans early.

•	We have eliminated over 3,000 staff positions, including seasonal associates, which have reduced and we believe will continue to reduce, resorts SG&A and corporate SG&A in 2009.

•

Based on the opening or acquisition of new resorts during 2008 and 2009 (to date) and the expected completion of certain projects currently under development, we made a decision to materially reduce our inventory spending. We believe that we have adequate timeshare inventory to satisfy our projected sales for the remainder of 2009, and based on our reduced sales levels; for several years thereafter.

•

We are pursuing growth in our sales and marketing, resorts management, mortgage servicing and title businesses by seeking opportunities to use our core competencies in these areas to generate fee income by providing these services to third-parties. We recently entered into four contracts to provide sales, marketing, title and management services to third-parties on a cash fee-for-service basis. We will also be providing resort design and development services and mortgage services, under certain of these arrangements. In addition, although sales levels will be decreased, we believe our resorts management business and mortgage portfolio are sources of recurring cash receipts.

Our actions at Bluegreen Communities have included the following steps taken with a view towards reducing cash expenditures:

•

We consolidated field operations, thereby eliminating sales, construction and/or administrative activities at 12 locations. We created four regional sales offices, and instituted new policies with the goal of better distributing sales leads to our best performing sales associates.

•

We have eliminated those advertising programs which we believe have become less effective in the current market environment. We implemented a centralized contact management group with the goal of improving the efficiency of our Internet marketing campaigns which has become our primary marketing channel.

•

We have eliminated over 60% of our sales, marketing, development and administrative associates compared to the beginning of 2008 (excluding seasonal golf operations associates), which we believe will significantly reduce Communities SG&A in 2009.

•	As we have completed the development of phases of our communities, we expect development expenditures in 2009 to be materially below such expenditures in 2008.

•

We have organized a real estate advisory services business and will be pursuing opportunities to use our core competencies to provide asset management, market research and other real estate consulting services to third-parties on a fee basis.

We have a material amount of debt maturing or requiring partial repayment in 2009, as well as facilities for which the advance period has or will expire. We intend to seek to renew, extend or refinance our debt and we believe that the implementation of our strategic initiatives has best positioned us to address these matters with our existing and future lenders. However, there is no assurance that we will be successful in our efforts to renew, extend or refinance that debt, and if we are not successful, our liquidity would be significantly adversely impacted. Further, we may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt. There is no assurance that such financing will be available to us on favorable terms or at all. In light of the current trading price of our common stock, financing involving the issuance of our common stock or securities convertible into our common stock would be highly dilutive to our existing shareholders.

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant cash requirements to service debt reduce the funds available for operations and future business opportunities and increase our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on or repurchase preferred or common stock (although we do not currently believe that any such transactions are likely to be structured so as to materially limit our ability to pay cash dividends on our common stock or our ability repurchase shares in the near term; there is, although, no assurance this will remain true in the future); and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

We are currently working with Woodbridge Holdings Corporation (“Woodbridge”) to explore avenues in assisting us in obtaining liquidity in the sale or financing of our receivables, which may include, among other potential alternatives, Woodbridge forming a broker dealer to raise capital through private or public offerings, among other things. We have agreed to reimburse Woodbridge for certain expenses, including legal and professional fees, incurred in connection with this effort. As of June 30, 2009, we reimbursed approximately $550,000 to Woodbridge, and in July we paid approximately $50,000. As of June 30, 2009, Woodbridge beneficially owned 29% of our outstanding common stock.

The following is a discussion of our purchase and credit facilities that were important sources of our liquidity as of June 30, 2009. These facilities do not constitute all of our outstanding indebtedness as of June 30, 2009. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Vacation Ownership Receivables Purchase Facilities – Off-Balance Sheet Arrangements

We have historically chosen to monetize our receivables through various facilities and through periodic term securitization transactions, as these arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have historically generated gains on our income statement on a periodic basis, which would not be realized under a traditional financing arrangement. As previously discussed, we made the decision to structure future sales of our notes receivable so that they are accounted for as on-balance sheet borrowings. Recently, the term securitization market has had minimal activity and there can be no assurances that these types of transactions will be available in the future at acceptable cost, if at all. Based on our expected lower resorts sales pace, we believe that we will not need to enter into any new receivable financing facilities or term securitizations in until the third quarter of 2010, however there can be no assurances that this will be the case.

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

The following is a summary of significant financial information related to our off-balance sheet facilities and securitizations and the related on-balance sheet retained interests during the periods presented below (in thousands):

	As of

	December 31, 2008	June 30, 2009

On Balance Sheet:
Retained interests in notes receivable sold	$113,577	$98,272

Off Balance Sheet:
Notes receivable sold without recourse	545,496	486,852
Principal balance owed to note receivable purchasers	498,809	441,842

	Three Months Ended

	June 30, 2008	June 30, 2009

Income Statement:
Interest accretion on retained interests in notes receivable sold (2)	$5,606	$5,068
Servicing fee income	2,539	1,941

	Six Months Ended

	June 30, 2008	June 30, 2009

Income Statement:
Gain on sales of notes receivable (1)	$8,245	$—
Interest accretion on retained interests in notes receivable sold (2)	8,282	10,878
Servicing fee income	4,966	3,998

(1)	Includes amounts classified as VOI sales, pursuant to SFAS No. 152.

(2)	Net of other-than-temporary decreases in the fair value of retained interest in notes receivable sold.

See Note 2 in Item 1 of this Report for additional information relating to our off-balance sheet arrangements.

In May, 2009, in our capacity as servicer of the 2002 Term Securitization, we exercised our servicer option, which caused for the full redemption of all classes of notes as of May 8, 2009. As a result of this exercise and the ultimate redemption, we, as servicer, exchanged cash of approximately $4.2 million and the retained interest in the 2002 Term Securitization for notes receivable and VOI inventory with an estimated fair value totaling approximately $17.9 million.

Credit Facilities for Bluegreen’s Receivables and Inventories

We maintain various credit facilities with financial institutions that provide receivable, acquisition and development financing for our operations. We had the following credit facilities, as of June 30, 2009:

Credit Facility	Outstanding Borrowings as of June 30, 2009	Availability as of June 30, 2009		Advance Period Expiration; Borrowing Maturity	Borrowing Limit	Borrowing Rate	Interest Rate as of June 30, 2009

The GMAC AD&C Facility	$97.4 million	$—		Expired; June 30 2012(1)	N/A	30-day LIBOR + 4.50%	4.81%

BB&T Purchase Facility (nonrecourse)	$141.2 million	$8.8 million	(2)	June 29, 2010; June 5, 2022	$150.0 million	Prime + 2.50%	5.75%

The GMAC Communities Facility	$57.6 million	$—		Expired; December 31, 2012(3)	N/A	Prime + 2.00% (3)	10.00%(3)

The GE Bluegreen/Big Cedar Facility	$38.5 million	$—		Expired; April 16, 2016	N/A	30-day LIBOR + 1.75%	2.06%

Textron Facility	$17.9 million	$45.3 million	(4)	April 17, 2010(5); June 30, 2013(1)	$75.0 million	Prime + 1.25% to 1.50%	4.50% to 4.75%

Foothill Facility	$16.5 million	$13.5 million	(2)	December 31, 2009; December 31, 2010	$30.0 million	Prime + 0.25% to 0.50%(6)	4.00%

Liberty Bank Facility	$53.0 million	$22.0 million	(2)	August 27, 2010; August 27, 2014	$75.0 million	30-day LIBOR + 2.50%(7)	5.75%

(1)

Repayment of the outstanding amount is effected through release payments as the related collateral of VOI inventory is sold, subject to periodic minimum required amortization between June 30, 2009 and maturity.

(2)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(3)

Additional minimum quarterly cumulative payments commencing in January 2010 to fully amortize the loan by December 31, 2012. Principal payments are effected through agreed-upon release prices as real estate collateralizing the GMAC Communities Facility is sold, subject to the minimum required amortization discussed above. The interest rate on the GMAC Communities Facility was amended to the prime rate plus 2%, subject to various floors described below.

(4)

Certain other obligations to Textron and its affiliates in excess of $25.0 million and outstanding bonds purchased in Bluegreen Corporation’s term securitization transactions also reduce the availability under the Facility.

(5)	Date that additional acquisition and development projects can be submitted for approval to Textron. Borrowings on existing approved project loan commitment can be made through June 2012.

(6)	Interest charged on this facility is variable and may be subject to a 4.00% floor under certain circumstances.

(7)	Interest charged on this facility is variable, subject to a floor of 5.75%.

Credit Facilities for Bluegreen Resorts’ Receivables and Inventories

The GMAC AD&C Facility. During the six months ended June 30, 2009, we repaid $2.4 million of the outstanding balance. Principal is repaid through agreed-upon release prices as VOIs are sold, subject to periodic minimum required amortization. Interest is due monthly. As of June 30, 2009 we had no availability under this facility.

On July 1, 2009, this facility was amended, which extended the maturity of the facility to June 30, 2012. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”), was extended to June 30, 2012 from its previous maturity of November 18, 2011. Maturity dates for two project loans related to our Fountains resort in Orlando, Florida (the “Fountains Loan”) did not change from September 2010 and March 2011. Principal payments will continue to be effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the GMAC AD&C Facility are sold, subject to amended minimum required amortization on the Club 36 Loan and the Fountains Loan. There was no amendment to the interest rate and the facility will continue to bear interest at the 30-day LIBOR plus 4.50%. In addition, we pledged two of our existing undeveloped resort properties as additional collateral under the GMAC AD&C Facility.

BB&T Purchase Facility. On June 30, 2009, we amended and restated an existing timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”), extending the revolving advance period under the facility to June 29, 2010. Should a “takeout financing” (as defined in the applicable facility agreements) occur prior to June 29, 2010 then the facility limit either remains at the current facility limit of $150.0 million or decreases to $100.0 million, under certain circumstances. The 2009 BB&T Purchase Facility provides for the sale of our timeshare receivables at an advance rate of 67.5% of the principal balance up to a cumulative purchase price of $150.0 million on a revolving basis, subject to the terms of the facility, eligible collateral and customary terms and conditions. While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on the Company’s balance sheet. The BB&T Purchase Facility is nonrecourse and was not guaranteed by us.

The existing outstanding balance as of June 30, 2009, initially remains at its then current advance rate of 82.4%; however, we will equally share with BB&T in the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) as the advance rate on the existing receivables reduces to 67.5%. The interest rate on the BB&T Purchase Facility is the prime rate plus 2.5%.

During the six months ended June 30, 2009, we pledged $22.4 million of VOI notes receivable to this facility and received cash proceeds of $18.1 million. We also had repayments of $15.9 million during 2009. Subsequent to the repayments and borrowings, our remaining availability at June 30, 2009, under this facility was $8.8 million; however, revolving availability increases as the outstanding balance is paid down during the revolving advance period.

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

During the six months ended June 30, 2009, we pledged $6.0 million of VOI notes receivable as collateral for this facility and received cash proceeds of $5.9 million. In addition, we received approximately $4.7 million which represents an additional borrowing up to the 97% borrowing base, with no additional VOI receivables being pledged during the first quarter of 2009. We also repaid $5.8 million. As of June 30, 2009, $38.5 million was outstanding under this facility.

Textron Facility. In April 2008, Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Textron Facility”) with Textron Financial Corporation (“Textron”). The Textron Facility has been used to facilitate the borrowing of funds for resort acquisition and development activities. Bluegreen Corporation has guaranteed all sub-loans under the master agreement. The project approval period for the Textron Facility expires in April 2010 with borrowing periods and maturity dates varying on the individual sub-loan agreements under the master facility. Borrowings under previously approved project commitments can be made through June 2012. Interest on the Textron Facility is equal to the prime rate plus 1.25% - 1.50% and is due monthly. The maturity date varies based on the sub-loan borrowing agreements, as follows, both subject to minimum required amortization during the periods prior to maturity: New Jersey – April 2013; Wisconsin – June 2013. As of June 30, 2009, an aggregate of $17.9 million was outstanding on the New Jersey and Wisconsin project loans.

In addition, certain other obligations to Textron and its affiliates in excess of $25.0 million and outstanding bonds purchased in Bluegreen Corporation’s term securitization transactions also reduce the availability under the Textron facility. At June 30, 2009, these other Textron obligations totaled approximately $36.8 million; therefore, the excess of $11.8 million over the $25.0 million threshold reduced our revolving availability under the Textron Facility to $45.3 million, subject to eligible collateral and customary terms and conditions.

In December 2008, Textron Financial Corporation announced a plan to exit most of its commercial finance business, including its timeshare finance programs. However, Textron has continued to honor its commitments under the Textron Facility to date.

The Foothill Facility. We have a revolving credit facility with Wells Fargo Foothill, Inc. (“Foothill”). Historically, we have primarily used this facility for borrowings collateralized by Bluegreen Communities receivables and inventory, but we may also use this facility for borrowings collateralized by the pledge of VOI receivables. The borrowing period for advances on eligible receivables expires on December 31, 2009, and the maturity date of all borrowings is December 31, 2010. The advance rate ranges from 85% to 90% of certain VOI receivables. Borrowings under this facility are subject to eligible collateral and customary terms and conditions. The interest rate charged on outstanding receivable borrowings under the facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance under certain sub-lines is greater than or equal to $15.0 million. If the average monthly outstanding loan balance under certain sub-lines is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.

During the six months ended June 30, 2009, we pledged $6.3 million of notes receivable to this facility and received cash proceeds of $5.7 million. In addition to these borrowings, we also made repayments of $13.7 million. As the Foothill facility is revolving, pursuant to the terms of the facility availability under the facility increases as cash is received on the VOI notes receivable collateralized under the facility and Foothill is repaid, up to the $30.0 million facility limit through the expiration of the advance period.

Liberty Bank Facility. During August 2008, we entered into a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial. The facility provides for a 90% advance on eligible receivables pledged under the facility during a two-year period ending on August 27, 2010, subject to customary terms and conditions. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance, if any, being due on August 27, 2014. The facility bears interest at the one-month LIBOR plus 2.5%, subject to a floor of 5.75%. During the six months ended June 30, 2009, we pledged $18.2 million of VOI notes receivable to this facility and received cash proceeds of $16.4 million. In addition to these borrowings we also had repayments of $6.9 million.

In July 2009, we pledged $2.3 million of VOI notes receivable as collateral for this facility and received cash proceeds of $2.0 million. Subsequent to the repayments and borrowings, our remaining availability under this facility was approximately $20.0 million. As the Liberty Bank facility is revolving, pursuant to the terms of the facility, and, availability under the facility increases as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid, up to the $75.0 million facility limit through the expiration of the advance period, pursuant to the terms of the facility.

Other Effective Receivable Capacity. Pursuant to the terms of certain of our prior term securitizations and similar type transactions, we have the ability to substitute new eligible VOI notes receivable into such facilities in the event of receivables that were previously sold in such transactions are defaulted on or are the subject of an owner upgrade transaction, subject to certain limitations. These substitutions result in us receiving additional cash through our monthly distribution on our retained interest in notes receivable sold. We intend to continue to use this other effective receivable capacity for the foreseeable future, subject to the terms and conditions of the applicable facilities.

Credit Facilities for Bluegreen Communities’ Receivables and Inventories

The Foothill Facility. See the description of this facility under “Credit Facilities for Bluegreen Resorts’ Receivables and Inventories” above. As amended, the Foothill facility provides no availability for Communities inventory; however, as of June 30, 2009, approximately $1.9 million of the outstanding balance was secured by the pledge of Bluegreen Communities’ receivable borrowings.

The GMAC Communities Facility. We have an outstanding balance under a credit facility with RFC (the “GMAC Communities Facility”) historically used to finance our Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the GMAC Communities Facility is secured by certain of our golf courses: Carolina National (Southport, North Carolina), the Preserve at Jordan Lake (Chapel Hill, North Carolina), The Bridges at Preston Crossings (Grayson County, Texas), Brickshire (New Kent, Virginia), Chapel Ridge (Pittsboro, NC), and Sanctuary Cove (Waverly, Georgia). The period during which we can add additional projects to the GMAC Communities Facility has expired.

During the six months ended June 30, 2009, we repaid $1.8 million.

On July 1, 2009, we amended this credit facility extending the maturity of the facility to December 31, 2012. Prior to this amendment, $8.0 million and $49.6 million of the amounts outstanding under the GMAC Communities Facility were due in July 2009 and September 2009, respectively. In connection with the amendment, we repaid $10.0 million of the outstanding balance under the GMAC Communities Facility at closing, with additional minimum quarterly cumulative payments commencing in January 2010 to fully amortize the loan by December 31, 2012. Principal payments are effected through agreed-upon release prices as real estate collateralizing the GMAC Communities Facility is sold, subject to the minimum required amortization discussed above. The interest rate on the GMAC Communities Facility was amended to the prime rate plus 2%, subject to the following floors: (1) 10% until the balance of the loan has been reduced by a total of to $25 million (inclusive of the $10 million principal pay down referred to above) from the closing date balance, (2) 8% until the balance of the loan is less than or equal to $20 million, (3) 6% thereafter. In addition to the existing residential community projects and golf courses which already collateralized the GMAC Communities Facility, we pledged three of its other golf courses as additional collateral for the facility (included in the discussion above). We also agreed to pay certain fees and expenses in connection with the amendment, a portion of which is deferred until the maturity date and may be waived under certain circumstances.

Unsecured Credit Facility – Wachovia Line-of-Credit

We have a $20.0 million unsecured line-of-credit with Wachovia Bank, N.A.. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75% (2.06% at June 30, 2009). Interest is due monthly. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type.

During the six months ended June 30, 2009, we borrowed $8.0 million under this line-of-credit for general corporate purposes.

On July 30, 2009, we extended the maturity of this line-of-credit for 90 days to October 30, 2009 and paid $2.2 million reducing the outstanding balance under the line-of-credit to $15.7 million. As a result of the modification of this line-of-credit, we do not have any future availability under this line-of-credit. We are currently discussing the terms of a long term refinancing of this line-of-credit with the lender. There can be no assurances that such refinancing will be obtained on favorable terms, if at all.

Commitments

Our material commitments as of June 30, 2009 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal and interest payments, respectively, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of June 30, 2009 (in thousands):

	Payments Due by Period

	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Contractual Obligations

Receivable-backed notes payable	$—	$16,541	$—	$238,993	$255,534
Lines-of-credit and notes payable	81,273	105,555	32,674	5,402	224,904
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	9,750	16,317	10,160	32,325	68,552

Total contractual obligations	91,023	138,413	42,834	387,547	659,817

Interest Obligations (1)

Receivable-backed notes payable	10,775	20,557	20,227	42,148	93,707
Lines-of-credit and notes payable	10,516	11,240	1,724	1,162	24,642
Jr. Subordinated debentures	10,406	15,530	12,083	130,651	168,670

Total contractual interest	31,697	47,327	34,034	173,961	287,019

Total contractual obligations	$122,720	$185,740	$76,868	$561,508	$946,836

(1)	Assumes that the interest rate on variable rate debt remains the same as the rate at June 30, 2009.

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

We estimate that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $4.8 million as of June 30, 2009. We estimate that the total cash required to complete the phases of our Bluegreen Communities projects in which sales have occurred was approximately $21.4 million as of June 30, 2009. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next three to ten years, primarily with cash generated from operations. There can be no assurance that we will be able to generate the cash from operations necessary to complete the foregoing plans or that actual costs will not exceed those estimated.

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

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends (although we do not currently believe that any such transactions are likely to be structured so as to materially limit our ability to pay cash dividends on our common stock or our ability repurchase shares in the near term; there is, although, no assurance this will remain true in the future), investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and events of default or termination. No assurance can be given that we will not be required to seek waivers of such covenants, that we will be successful in obtaining waivers, or that such covenants will not limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our reports that we file under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Bluegreen Resorts

Kelly Fair Labor Standards Act Lawsuit

In Cause No. 08-cv-401-bbc, styled Steven Craig Kelly and Jack Clark, individually and on behalf of others similarly situated v. Bluegreen Corporation, in the United States District Court for the Western District of Wisconsin, two former sales representatives brought on July 28, 2008, a lawsuit in the Western District of Wisconsin on behalf of themselves and putative class members who are or were employed by us as sales associates and compensated on a commission-only basis. Plaintiffs alleged that we violated the Fair Labor Standards Act (“FLSA”), and that they and the collective class are or were covered, non-exempt employees under federal wage and hour laws, and are entitled to minimum wage and overtime pay consistent with the FLSA. In the complaint, Plaintiffs sought unpaid compensation (minimum wage and overtime), liquidated damages, interest, costs, attorneys’ fees and other legal and equitable relief as the Court deems just and proper. In February of 2009, the court granted conditional class certification to the plaintiffs. On July 10, 2009 the parties settled the case and we agreed to pay the sum of approximately $1.5 million without admitting any liability. This amount was accrued at June 30, 2009. This amount will be paid to the plaintiffs in satisfaction of the class members’ possible state and federal claims and includes their attorney’s fees and any other costs. The settlement is subject to court approval.

Bluegreen Communities

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The Court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. #et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the Plaintiffs as an executive rights holder. As a result of this decision, there are no damages or attorney’s fees are owed to the Plaintiffs. On May 14, 2009, the Plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Bluegreen. No information is available as to when the Court will render a decision as to whether or not it will take the appeal. As of June 30, 2009, we had accrued $1.5 million in connection with the issues raised related to the mineral rights claims.

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

Other than what is discussed below, there have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Actions by third-party rating agencies could adversely impact our ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital.

In the current environment, rating agencies are reviewing prior corporate and specific transaction ratings in light of tightened ratings criteria. Bluegreen has recently been informed that one of the rating agencies downgraded their original ratings on certain bond classes in Bluegreen’s prior securitizations. As a result of this or any future downgrades, holders of such bonds may be required to sell those bonds in the market place and such sales could occur at a discount, which could impact the perceived value of such bonds and Bluegreen’s ability to sell future securitization bonds at favorable terms, if at all.

In addition, if applicable rating agencies were to downgrade Bluegreen’s corporate credit ratings, Bluegreen’s ability to raise capital and/or issue debt at favorable terms or at all could be adversely impacted. Such a downgrade could materially adversely affect Bluegreen’s liquidity, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended June 30, 2009, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of June 30, 2009, there were 694,500 shares remaining for purchase under our current repurchase program.

Item 6.	Exhibits.

10.101

Second Amended and Restated Indenture dated June 1, 2009 between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer, US Bank, N.A. as Indenture Trustee, Paying Agent and Custodian, and Branch Banking and Trust Company as Agent.

10.102

Second Amended and Restated Standard Definitions to Indenture dated June 1, 2009 between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer, US Bank, N.A. as Indenture Trustee, Paying Agent and Custodian, and Branch Banking and Trust Company as Agent.

10.103

Second Amended and Restated Note Funding Agreement dated June 1, 2009 among BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Seller and Servicer, Bluegreen Timeshare Finance Corporation I as Depositor, various Purchaser Parties, and Branch Banking and Trust Company as Agent.

10.104

Second Amended Trust Agreement dated June 1, 2009 between Bluegreen Timeshare Finance Corporation I, as Depositor and Residual Interest Holder, GSS Holdings, Inc., as Trust Owner, and Wilmington Trust Company, as Owner Trustee

10.105

Fourth Amendment to Loan Agreement and Other Loan Documents, dated July 1, 2009 between Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen Properties of Virginia, Inc., Bluegreen Southwest One, L.P., Catawba Falls, LLC, and RFC Construction Funding Corp., as successor in interest to and assignee of Residential Funding Corporation.

10.106	Fourth Modification Agreement (AD&C Loan) dated July 1, 2009, between Bluegreen Vacations

Unlimited, Inc., Bluegreen Nevada, LLC, Bluegreen Corporation and GMAC Commercial Finance, LLC.

10.107

Seventh Amended and Restated Promissory Note, dated July 30, 2009 by and among the Registrant, certain subsidiaries of the Registrant and Wachovia Bank, N.A. for $15.7 million, unsecured revolving line-of-credit due October 30, 2009.

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

BLUEGREEN CORPORATION
(Registrant)

Date:	August 10, 2009	By:	/S/ JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2009	By:	/S/ ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 10, 2009	By:	/S/ RAYMOND S. LOPEZ

Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)