Form 10-Q
period 2009-09-30
BLUEGREEN CORP
filed 2009-11-09
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _____________________________________________

Commission File Number:	001-09292

Bluegreen Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	03-0300793

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 Conference Way North, Suite 100, Boca Raton, Florida	33431

(Address of principal executive offices)	(Zip Code)

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

          Yes ☐     No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2009, there were 32,549,542 shares of the registrant’s common stock, $0.01 par value, outstanding.

BLUEGREEN CORPORATION

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2008	September 30, 2009

		(unaudited)
ASSETS
Cash and cash equivalents (including restricted cash of $21,214 and $26,515 at December 31, 2008 and September 30, 2009, respectively)	$81,775	$81,555
Contracts receivable, net	7,452	4,140
Notes receivable (net of allowance of $52,029 and $47,388 at December 31, 2008 and September 30, 2009, respectively)	340,644	323,630
Prepaid expenses	9,801	11,201
Other assets	27,488	35,273
Inventory	503,269	515,032
Retained interests in notes receivable sold	113,577	82,712
Property and equipment, net	109,501	107,246

Total assets	$1,193,507	$1,160,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$24,900	$9,863
Accrued liabilities and other	52,283	50,142
Deferred income	29,854	16,824
Deferred income taxes	91,802	90,685
Receivable-backed notes payable	249,117	243,617
Lines-of-credit and notes payable	222,739	201,947
Junior subordinated debentures	110,827	110,827

Total liabilities	781,522	723,905

Commitments and contingencies (Note 10)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 90,000 shares authorized; 33,996 shares issued at December 31, 2008 and September 30, 2009	339	340
Additional paid-in capital	182,654	186,464
Treasury stock, 2,756 common shares at both December 31, 2008 and September 30, 2009, at cost	(12,885)	(12,885)
Accumulated other comprehensive income / (loss), net of income taxes	3,173	(2,185)
Retained earnings	209,186	230,249

Total Bluegreen Corporation shareholders’ equity	382,467	401,983
Non-controlling interest	29,518	34,901

Total Equity	411,985	436,884

Total liabilities and shareholders’ equity	$1,193,507	$1,160,789

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

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,

	2008	2009

Revenues:
Gross sales of real estate	$171,053	$78,143
Estimated uncollectible VOI notes receivable	(24,146)	(6,877)

Sales of real estate	146,907	71,266

Other resort and communities operations revenue	18,009	16,975
Fee-based sales commission revenue	—	7,026
Interest income	14,870	16,745
Other income, net	—	665

	179,786	112,677
Costs and expenses:
Cost of real estate sales	38,217	28,521
Cost of other resort and communities operations	14,307	12,746
Selling, general and administrative expenses	105,825	51,274
Interest expense	6,366	10,485
Other expense, net	948	—

	165,663	103,026

Income before non-controlling interests and provision for income taxes	14,123	9,651
Provision for income taxes	4,180	3,071

Net income	9,943	6,580
Less: net income attributable to non-controlling interests	3,122	2,647

Net income attributable to Bluegreen Corporation	$6,821	$3,933

Net income per common share:
Basic	$0.22	$0.13

Diluted	$0.21	$0.13

Weighted average number of common and common equivalent shares:
Basic	31,250	31,093

Diluted	31,822	31,109

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,

	2008	2009

Revenues:
Gross sales of real estate	$429,312	$197,101
Estimated uncollectible VOI notes receivable	(59,308)	(23,425)
Gains on sales of VOI notes receivable	8,245	—

Sales of real estate	378,249	173,676

Other resort and communities operations revenue	53,685	47,598
Fee-based sales commission revenue	—	7,026
Interest income	38,334	52,933
Other income, net	—	1,964

	470,268	283,197

Costs and expenses:
Cost of real estate sales	100,147	62,765
Cost of other resort and communities operations	38,068	33,289
Selling, general and administrative expenses	294,133	138,827
Interest expense	13,356	25,920
Other expense, net	475	—

	446,179	260,801

Income before non-controlling interests and provision for income taxes	24,089	22,396
Provision for income taxes	7,147	2,713

Net income	16,942	19,683
Less: net income attributable to non-controlling interests	5,280	5,383

Net income attributable to Bluegreen Corporation	$11,662	$14,300

Net income per common share:
Basic	$0.37	$0.46

Diluted	$0.37	$0.46

Weighted average number of common and common equivalent shares:
Basic	31,230	31,079

Diluted	31,482	31,085

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2008	2009

Operating activities:
Net income	$16,942	$19,683
Adjustments to reconcile net income to net cash (used)/provided by operating activities:
Non-cash stock compensation expense	3,145	3,811
Depreciation and amortization	11,568	11,137
Gain on sale of VOI notes receivable	(8,245)	—
Loss on disposal of property and equipment	794	83
Estimated uncollectible notes receivable	59,509	23,537
Provision for deferred income taxes	7,147	2,713
Interest accretion on retained interests in notes receivable sold	(11,652)	(14,999)
Proceeds from sales of notes receivable	55,705	—
Change in operating assets and liabilities:
Contracts receivable	4,101	3,312
Notes receivable	(270,184)	(19,467)
Inventory	(37,270)	12,259
Prepaid expenses and other assets	(2,730)	(6,387)
Accounts payable, accrued liabilities and other	(9,204)	(29,098)

Net cash (used)/provided by operating activities	(180,374)	6,584

Investing activities:
Purchases of property and equipment	(19,952)	(6,840)
Proceeds from the sale of property and equipment	—	13
Cash used in business acquisitions	(6,105)	—
Cash received from retained interests in notes receivable sold	34,414	32,361

Net cash provided by investing activities	8,357	25,534

Financing activities:
Proceeds from borrowings collateralized by notes receivable	219,927	61,497
Payments on borrowings collateralized by notes receivable	(76,387)	(67,995)
Proceeds from borrowings under lines-of-credit facilities and other notes payable	104,278	11,818
Payments under lines-of-credit facilities and other notes payable	(72,943)	(32,722)
Payments on 10.50% senior secured notes	(55,000)	—
Payment of debt issuance costs	(2,724)	(4,936)
Proceeds from exercise of stock options	132	—

Net cash provided/(used) by financing activities	117,283	(32,338)

Net decrease in cash and cash equivalents	(54,734)	(220)
Cash and cash equivalents at beginning of period	144,973	81,775

Cash and cash equivalents at end of period	90,239	81,555
Restricted cash and cash equivalents at end of period	(24,689)	(26,515)

Unrestricted cash and cash equivalents at end of period	$65,550	$55,040

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2008	2009

Supplemental schedule of non-cash operating, investing and financing activities:

Inventory acquired through financing	$10,132	$—

Property and equipment acquired through financing	$3,643	$—

Non-cash changes in retained interests in notes receivable sold	$9,624	$(11,078)

Net change in unrealized gains and losses in retained interests in notes receivable sold	$(7,942)	$(2,425)

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. For further information, refer to our audited consolidated financial statements for the year ended December 31, 2008 which are included as an exhibit to our Current Report on Form 8-K filed on July 16, 2009, which recast the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”) to reflect our previously reported implementation of recent accounting rules related to the accounting for non-controlling interests in consolidated financial statements, which we adopted on January 1, 2009.

Organization

We provide Colorful Places to Live and Play® through our resorts and residential communities businesses. Our resorts business (“Bluegreen Resorts”) markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts generally located in popular, high-volume, “drive-to” vacation destinations, either in resorts developed or acquired by us or in resorts developed by others, in which case we earn fees for providing these services. VOIs in our resorts and sold by us on behalf of others, typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in our Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Members in our Bluegreen Vacation Club may stay in any of our 51 participating resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 3,700 resorts and other vacation experiences such as cruises and hotel stays.

Our residential communities business (“Bluegreen Communities”) acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities.

Principles of Consolidation

Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as we hold a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, have an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and have majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee. We do not consolidate our statutory business trusts formed to issue trust preferred securities as these entities are each variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) ASC 810-10. The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions.

Use of Estimates

United States generally accepted accounting principles (“GAAP”) require us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per common share, but also gives effect to all dilutive stock options and unvested restricted stock using the treasury stock method.

During the nine months ended September 30, 2008, a total of 38,500 common shares were issued as a result of stock option exercises. No common shares were issued during the nine months ended September 30, 2009 as a result of stock option exercises. There were approximately 1.2 million and 1.3 million stock options not included in diluted earnings per common share during the three and nine months ended September 30, 2008, respectively; and approximately 2.7 million stock options not included in diluted earnings per common share during the three and nine months ended September 30, 2009, in each case because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2009	2008	2009

Basic and diluted earnings per share – numerator:
Net income attributable to Bluegreen Corporation	$6,821	$3,933	$11,662	$14,300

Denominator:
Denominator for basic earnings per share - weighted-average shares	31,250	31,093	31,230	31,079
Effect of dilutive securities:
Stock options and unvested restricted stock	572	16	252	6

Denominator for diluted earnings per share - adjusted weighted-average shares	31,822	31,109	31,482	31,085

Basic earnings per common share	$0.22	$0.13	$0.37	$0.46

Diluted earnings per common share	$0.21	$0.13	$0.37	$0.46

Subsequent Events

Subsequent events have been evaluated through November 9, 2009, the date the financial statements were available to be issued. Subsequent events are disclosed throughout these notes.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1”), which became effective for interim and annual periods ended after June 15, 2009. FAS 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods. The additional disclosure required by this pronouncement is provided for in Note 6 below. The relative guidance under the new Accounting Standards Codification (“ASC”) for this recently adopted accounting pronouncement is FASB ASC 825-10.

In April 2009, the FASB issued FASB Staff Position FAS 115-2, FAS 124-2, and Emerging Issue Task Force (“EITF”) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2”), which became effective for interim and annual periods ended after June 15, 2009. FAS 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for certain securities, including retained interest in securities classified as available-for-sale investments, and also expands the required disclosure of other-than-temporary impairments on such securities in the financial statements and notes thereto. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The impact of this new standard is disclosed in Note 2 below. The relative guidance under the new Accounting Standards Codification for this recently adopted accounting pronouncement is FASB ASC 325-40.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (“FAS 157-4”), which became effective for interim and annual periods ended after June 15, 2009. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The adoption of this pronouncement did not have a material impact on our financial statements. The relative guidance under the new Accounting Standards Codification for this recently adopted accounting pronouncement is FASB ASC 320-10.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which became effective for interim or annual financial periods ended after June 15, 2009. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this pronouncement did not affect our results of operations or financial condition, but did require additional disclosure in our interim financial statements (see “Subsequent Events” above). The relative guidance under the new Accounting Standards Codification for this recently adopted accounting pronouncement is FASB ASC 855-10.

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (which has subsequently been renamed FASB ASC 860-10), which will become effective for us beginning January 1, 2010. FASB ASC 860-10 requires the disclosure of more information about transfers of financial assets, including securitization transactions and transactions where companies have continuing exposure to the risks related to the transferred financial assets. It also eliminates the concept of a qualifying special-purpose entity (“QSPE”), changes the requirements for derecognizing financial assets, and requires additional disclosures. See discussion of SFAS No. 167, below, for the anticipated impact on Bluegreen of the adoption of SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which will become effective for us on January 1, 2010 (which has subsequently been renamed FASB ASC 810-10). FASB ASC 810-10 addresses the effects of eliminating the QSPE concept and responds to concerns about the application of certain key provisions of previous accounting rules, including concerns over the transparency of an enterprises’ involvement with variable interest entities (“VIEs”). While we have not completed our evaluation of the effects that this change in accounting will have on our financial statements, we anticipate that our net worth, leverage, and book value per share will be materially adversely impacted as a result of the reversal of previously recognized sales of notes receivable, the recognition of the related non-recourse receivable-backed notes payable, and the elimination of retained interest in notes receivable sold as we anticipate that we will be required to consolidate our off-balance sheet QSPEs described in Note 2 to the financial statements included in Part 1, Item 1 of this Quarterly Report.

2. Retained Interests in Notes Receivable Sold

As discussed further in Note 6 “Sales of Notes Receivable” of our 2008 Annual Report on Form 10-K, we have historically sold notes receivable and accounted for these transactions as “off-balance sheet” sales. In connection with such transactions, we retained subordinated tranches and rights to any excess interest spread which are identified as retained interests in the notes receivable sold. Our retained interests in notes receivable sold, which we classify as available-for-sale investments, and their associated unrealized gains (losses) are set forth below (in thousands):

As of December 31, 2008:	Amortized Cost	Unrealized Gain (Loss)	Fair Value

2002 Term Securitization	$7,505	$—	$7,505
2004 Term Securitization	8,508	1,037	9,545
2004 GE Purchase Facility	3,380	78	3,458
2005 Term Securitization	16,267	—	16,267
2006 GE Purchase Facility	16,177	(1,687)	14,490
2006 Term Securitization	13,730	670	14,400
2007 Term Securitization	31,145	5,029	36,174
2008 Term Securitization	11,437	301	11,738

Total	$108,149	$5,428	$113,577

As of September 30, 2009:	Amortized Cost	Unrealized Gain (Loss)	Fair Value

2004 Term Securitization	$8,057	$212	$8,269
2004 GE Purchase Facility(2)	4,078	(717)	3,361
2005 Term Securitization	13,019	—	13,019
2006 GE Purchase Facility(1)	16,238	(2,525)	13,713
2006 Term Securitization(2)	11,073	(1,043)	10,030
2007 Term Securitization(2)	21,917	(167)	21,750
2008 Term Securitization	12,090	480	12,570

Total	$86,472	$(3,760)	$82,712

(1) This security has been in a continuous unrealized loss position for more than 12 months.

(2) This security has been in a continuous unrealized loss position for less than 12 months.

The following assumptions (which are considered Level 3 inputs under the accounting rules for fair value measurements) were used to measure the fair value of the above retained interests:

As of

	December 31, 2008	September 30, 2009

Prepayment rates	23% - 4%	23% - 4%
Loss severity rates	3% - 38%	18% - 38%
Default rates	12% - 0%	7% - 0%
Discount rates	19.5%	24.5%

These assumptions take into account our intended actions, which can change from time to time, relating to our right to either acquire or substitute for defaulted loans pursuant to the terms of each transaction.

The net unrealized gain on our retained interests in notes receivable sold, which is presented as a separate component of our shareholders’ equity, net of income taxes, was approximately $3.2 million as of December 31, 2008. The net unrealized loss on our retained interests in notes receivable sold, net of income taxes, was approximately $2.2 million as of September 30, 2009.

In May 2009, we, in our capacity as servicer of the 2002 Term Securitization, exercised our servicer option, which caused the full redemption of all classes of notes issued by the note issuer of the 2002 Term Securitization. As a result of this exercise and the ultimate redemption, we exchanged cash of approximately $4.2 million and the retained interest in the 2002 Term Securitization for notes receivable and VOI inventory with an estimated fair value totaling approximately $17.9 million.

On April 1, 2009, we adopted the provisions of FASB ASC 325-40 (previously FAS 115-2), which amended existing requirements for measuring and disclosing other-than-temporary impairment of debt securities and retained interests in securities classified as available-for-sale investments. Among other changes, if a holder has the positive intent and ability to hold a security to maturity, the other-than-permanent impairment recognized in earnings should be equal to the amount representing credit loss, with any remaining loss being unrealized and included as a component of equity. Since we have the positive intent and ability to hold all of our retained interests in notes receivable sold through maturity, upon the adoption of FASB ASC 325-40, we recorded additional unrealized losses of $6.8 million in accumulated other comprehensive income related to other-than-temporary impairments previously recognized in earnings through a cumulative-effect adjustment to our retained earnings.

We measure credit loss based upon the performance indicators of the underlying assets of the retained interest in notes receivable sold. During the three months ended September 30, 2009, we recognized $0.5 million as a charge to earnings for an other-than-temporary impairment that related to credit loss. As of September 30, 2009, the aggregate amount of unrealized losses in accumulated other comprehensive income (loss) was $4.5 million.

The following table is a rollforward for the three months ended September 30, 2009 of the amount of other comprehensive loss on our retained interest in notes receivable sold related to credit losses for which a portion of which was recognized in earnings:

Balance at July 1, 2009 of the amount related to credit losses for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$—

Additions for the amount related to the credit losses for which an other-than-temporary impairment was not previously recognized	(2,535)

Reductions for other-than-temporary impairment realized in earnings, net of tax	260

Balance at September 30, 2009 of the amount related to credit losses for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$(2,275)

The following table shows the hypothetical fair value of our retained interests in notes receivable sold based on a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests (dollars in thousands):

Hypothetical Fair Value at September 30, 2009

	Prepayment Rate		Loss Severity Rate		Default Rate		Discount Rate

Adverse Change Percentage	10%	20%	10%	20%	10%	20%	10%	20%

2004 Term Securitization	$8,224	$8,181	$8,229	$8,189	$8,235	$8,202	$7,977	$7,705
2004 GE Purchase Facility	3,342	3,324	3,354	3,348	3,348	3,335	3,222	3,094
2005 Term Securitization	13,002	12,991	12,961	12,903	12,419	11,828	12,395	11,822
2006 GE Purchase Facility	13,670	13,628	13,658	13,603	13,403	13,094	13,106	12,550
2006 Term Securitization	10,014	9,999	9,992	9,954	9,457	8,894	9,513	9,043
2007 Term Securitization	21,777	21,803	21,696	21,642	20,935	20,133	20,789	19,917
2008 Term Securitization	12,570	12,569	12,564	12,557	12,378	12,189	12,226	11,909

The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries (in thousands):

	For the nine months ended September 30,

	2008	2009

Proceeds from new sales of receivables	$55,705	$—
Collections on previously sold receivables	(137,984)	(104,269)
Servicing fees received	7,282	5,839
Purchases of defaulted receivables	(3,547)	(920)
Resales of foreclosed assets	(40,981)	(12,259)
Remarketing fees received	24,122	6,956
Cash received on retained interests in notes receivable sold	34,414	32,361
Cash paid to fund required reserve accounts	(7,387)	(1,148)
Purchases of upgraded accounts	(36,572)	(516)

In addition to the cash paid for the purchase of defaulted receivables included in the above table, we also acquire delinquent or defaulted receivables from our qualifying special purpose finance subsidiaries in exchange for unencumbered receivables (a process known as substitution). During the nine months ended September 30, 2008 and 2009, we acquired notes receivable totaling $18.9 million and $52.1 million, respectively, through substitutions. Although we are not obligated to repurchase or substitute for delinquent or defaulted notes receivable from our qualifying special purpose finance subsidiaries, we may do so from time to time. The VOIs securing the delinquent and defaulted receivables received by us in this manner are typically recovered and put back in VOI inventory and resold in the normal course of business. Our maximum exposure to loss as a result of our involvement with these special purpose entities is the value of our retained interest.

Quantitative information about the portfolios of VOI notes receivable previously sold without recourse in which we hold the above retained interests is as follows (in thousands):

	As of September 30, 2009

	Total Outstanding Principal Amount of Sold Loans	Principal Amount of Sold Loans 60 or More Days Past Due	Balance Owed to Note Holders

2004 Term Securitization	$30,349	$765	$28,427
2004 GE Purchase Facility	14,430	378	12,579
2005 Term Securitization	84,861	2,567	77,925
2006 GE Purchase Facility	72,222	2,374	64,223
2006 Term Securitization	73,650	2,229	68,172
2007 Term Securitization	141,546	4,411	127,258
2008 Term Securitization	53,224	1,326	47,492

The contractual maturities of our retained interests in notes receivable sold as of September 30, 2009, based on the final maturity dates of the underlying notes receivable are as follows (in thousands):

	Amortized Cost	Fair Value

Within one year	$—	$—
After one year but within five	8,057	8,269
After five years but within ten	78,415	74,443
After ten years	—	—

Total	$86,472	$82,712

3. Lines-of-Credit, Notes Payable and Receivable-Backed Notes Payable

Lines-of-Credit and Notes Payable

Please refer to “Liquidity and Capital Resources” section of this report for additional information related to our debt. The table below sets forth the balances of our lines-of-credit and notes payable (in thousands):

	As of

	December 31, 2008		September 30, 2009

	Balance	Interest Rate	Balance	Interest Rate

The GMAC AD&C Facility	$99,776	4.94%	$93,153	4.75%
The GMAC Communities Facility	59,372	4.25%	46,571	10.00%
Wachovia Notes Payable	30,347	2.44 – 2.79%	24,566	2.25 – 2.60%
Wachovia Line-of-Credit	9,949	2.19%	15,700	2.00%
Textron AD&C Facility	15,456	4.50 –4.75%	14,796	4.50 –4.75%
Fifth Third Bank Note Payable	3,400	3.44%	3,400	3.25%
Other	4,439	5.86 – 11.03%	3,761	4.25 – 12.50%

Total	$222,739		$201,947

Significant changes during the nine months ended September 30, 2009, as well as significant changes through the date our financials were available for issuance, include:

The GMAC AD&C Facility. On July 1, 2009, we amended this facility, extending the maturity to June 30, 2012. The maturity date for the project loan collateralized by our Bluegreen Club 36™ resort in Las Vegas, Nevada (the “Club 36 Loan”) was extended to June 30, 2012 from its previous maturity of November 18, 2011. Maturity dates for two project loans related to our Fountains resort in Orlando, Florida (the “Fountains Loans”) did not change from September 2010 and March 2011. Principal payments continue to be based on release prices payable as timeshare interests in the resorts collateralizing the GMAC AD&C Facility are sold, subject to amended minimum required amortization on the Club 36 Loan and the Fountains Loans. There was no amendment to the interest rate and the facility continues to bear interest at a rate equal to the 30-day LIBOR plus 4.50% payable monthly. In addition, we pledged two of our existing undeveloped resort properties as additional collateral under the GMAC AD&C Facility. As of September 30, 2009, we had no availability under this facility. The advance period for this facility has expired.

During the nine months ended September 30, 2009, we repaid $6.6 million of the outstanding balance.

The GMAC Communities Facility. On July 1, 2009, we amended this facility, extending the maturity of the facility to December 31, 2012. Prior to this amendment, $8.0 million and $49.6 million of the amounts outstanding under the GMAC Communities Facility were due in July 2009 and September 2009, respectively. In connection with the amendment, we repaid $10.0 million of the outstanding balance under the GMAC Communities Facility at closing, and agreed to make additional minimum quarterly cumulative payments commencing in January 2010 to repay the loan in full by December 31, 2012. Principal payments are based on release prices payable as the real estate collateralizing the GMAC Communities Facility is sold, subject to the minimum required amortization discussed above. The interest rate on the GMAC Communities Facility was amended to the prime rate plus 2%, subject to the following floors: (1) 10% until the balance of the loan outstanding as of the date of the amendment has been reduced by a total of $25 million (inclusive of the $10 million principal pay down referred to above), (2) 8% until the balance of the loan is less than or equal to $20 million, and (3) 6% thereafter. In addition to the existing residential community projects and golf courses which already collateralized the GMAC Communities Facility, we pledged three of our other golf courses as additional collateral for the facility. We also agreed to pay certain fees and expenses in connection with the amendment, a portion of which is deferred until the maturity date and may be waived under certain circumstances. The advance period under this facility has expired.

During the nine months ended September 30, 2009, inclusive of the payments discussed above, we repaid $12.8 million of the outstanding balance.

The Wachovia Notes Payable. As of September 30, 2009, we had approximately $24.6 million outstanding to Wachovia Bank, N.A. (“Wachovia”) under various notes payable collateralized by certain of our timeshare resorts or sales offices (the “Wachovia Notes Payable”). In October 2009, we extended the maturity of a $10.5 million note payable on our Williamsburg resort from November 4, 2009 to December 15, 2009. We have signed a non-binding term sheet with Wells Fargo Foothill, LLC (“Foothill”) to refinance all of the Wachovia Notes Payable with repayment to occur as the underlying collateral is sold in the normal course of business, subject to periodic minimum amortization over a 48-month period. There can be no assurances that such refinancing will be obtained as contemplated in the term sheet, if at all, as this transaction is subject to further approval and customary conditions precedent.

During the nine months ended September 30, 2009, we repaid $5.8 million on the various notes payable.

The Wachovia Line-of-Credit. In February 2009, we borrowed an additional $8.0 million on this line-of-credit for general corporate purposes. Amounts borrowed under the line bear interest at a rate equal to the 30-day LIBOR plus 1.75%, due monthly.

On July 30, 2009, we extended the maturity of this line-of-credit from July 30, 2009 to October 30, 2009. In connection with the extension of this line-of-credit, we repaid $2.2 million and agreed to terminate future availability under this line-of-credit. In October 2009, the maturity of this line-of-credit was extended to December 15, 2009.

We have signed a non-binding term sheet with Foothill to extend the maturity of this facility to amortize over a 48-month period and to be secured by certain of our assets. There can be no assurances that such extension will be obtained as contemplated in the term sheet, or if at all, as this transaction is subject to further approval and customary conditions precedent.

Textron AD&C Facility. On October 28, 2009, we entered into an amendment to the Textron AD&C Facility and a sub-loan under the Facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan from October 31, 2010 to December 31, 2011, and revised the periodic minimum required principal amortization. Prior to the amendment, the next minimum required principal payment would have been $3.5 million on or before October 31, 2009 with the balance due on October 31, 2010. As amended, our next minimum required principal payment will be approximately $0.4 million in March 2010 with additional minimum required principal payments of $1.0 million per quarter thereafter through maturity. We will continue to pay Textron principal payments as we sell each timeshare interest that collateralizes the Odyssey Sub-Loan, which payments will count towards the minimum required principal payments. As of October 31, 2009, our outstanding borrowings under the Sub-Loan totaled approximately $7.4 million.

The maturity date of the other outstanding sub-loan under the Textron AD&C Facility, subject to minimum required amortization during the periods prior to maturity is April 2013 for $5.8 million outstanding on a sub-loan used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey.

The Textron AD&C Facility originally had a facility limit of $75 million which represented the maximum amount of credit that Textron would extend to us for resort acquisition and development activities, subject to Textron’s further approval of sub-loans for specific projects. As of September 30, 2009, the remaining available credit under the Textron Facility was approximately $50.6 million. We had previously substantially completed our near-term intended development activities on existing projects under the Textron AD&C Facility, and had no intentions to acquire additional projects prior to the expiration of the Textron AD&C Facility’s project approval period in April 2010. Therefore, in exchange for the extended maturities on the Odyssey Sub-Loan, we agreed to amend the Textron Facility to terminate our remaining availability.

During 2009, we repaid approximately $4.5 million under this facility.

Receivable-Backed Notes Payable

The table below sets forth the balances of our receivable-backed notes payable facilities (in thousands):

	As of

	December 31, 2008			September 30, 2009

	Debt Balance	Interest Rate	Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Balance of Pledged/ Secured Receivables

BB&T Purchase Facility (nonrecourse)	$139,057	2.19%	$167,538	$132,842	5.75%	$165,760
Liberty Bank Facility	43,505	5.75%	48,603	56,162	5.75%	64,583
GE Bluegreen/Big Cedar Receivables Facility	33,725	2.19%	39,681	35,383	2.00%	38,141
Foothill Facility	24,096	4.00%	26,117	13,459	4.00%	14,575
GMAC Receivables Facility	7,698	4.44%	8,737	5,771	4.25%	6,841
Textron Facility	1,036	6.00%	1,194	—	—	—

Total	$249,117		$291,870	$243,617		$289,900

Significant changes during the nine months ended September 30, 2009, as well as significant changes through the date our financials were available for issuance include:

BB&T Purchase Facility. On June 30, 2009, we amended and restated an existing timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) formerly known as the “2008 BB&T Purchase Facility”, extending the revolving advance period under the facility to June 29, 2010. Under the amended terms, should a “takeout financing” (as defined in the applicable facility agreements) occur prior to June 29, 2010, then the facility limit will either remain at the current facility limit of $150.0 million or decrease to $100.0 million, under certain circumstances. The BB&T Purchase Facility provides for the transfer of our timeshare receivables at an advance rate of 67.5% of the principal balance up to a cumulative purchase price of $150.0 million on a revolving basis, subject to the terms of the facility, eligible collateral and customary terms and conditions. While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as borrowings for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The BB&T facility is nonrecourse and is not guaranteed by us.

The existing outstanding balance as of June 30, 2009, initially remained at its then current advance rate of 82.4%; however, we will equally share with BB&T in the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the advance rate on the existing receivables becomes 67.5% as the outstanding balance amortizes. The interest rate on the BB&T Purchase Facility is the prime rate plus 2.5%.

During the nine months ended September 30, 2009, we pledged $22.4 million of VOI notes receivable to this facility and received cash proceeds of $18.1 million. We also made repayments of $24.3 million during 2009.

In October 2009, we transferred $6.5 million of VOI notes receivable to BB&T and received cash proceeds of $4.4 million. Subsequent to this borrowing, and based on subsequent repayments, we had $18.5 million in availability under this facility as of November 5, 2009. As the BB&T Facility is revolving, pursuant to the terms of the facility, availability increases as the outstanding balance is repaid during the revolving advance period.

Liberty Bank Facility. During the nine months ended September 30, 2009, we pledged $26.0 million of VOI notes receivable under this facility and received cash proceeds of $23.4 million. We also made repayments of $10.7 million under this facility during the nine months ended September 30, 2009.

In October 2009, we transferred $7.6 million of VOI notes receivable to Liberty and received cash proceeds of $6.8 million. Subsequent to this borrowing, and based on subsequent repayments, we had $13.7 million in availability under this facility; however, availability under this facility increases during the revolving advance period as the outstanding balance decreases.

GE Bluegreen/Big Cedar Receivables Facility. During the nine months ended September 30, 2009, we pledged $6.0 million of VOI notes receivable as collateral for this facility and received cash proceeds of $5.8 million. In addition, during the first quarter of 2009, we received approximately $4.7 million which represents an additional borrowing up to the 97% borrowing base, with no additional VOI receivables being pledged. We also repaid $8.9 million on this facility. The advance period under this facility expired on April 16, 2009.

Foothill Facility. During the nine months ended September 30, 2009, we pledged $11.5 million of notes receivable to this facility and received cash proceeds of $10.3 million. In addition to these borrowings, we also made repayments of $20.9 million.

We have signed a non-binding term sheet to expand the Foothill Facility as well as extend its advance period and maturity. There can be no assurance that the transaction contemplated by the term sheet will occur on favorable terms to us, if at all, as this transaction is subject to further approval and certain conditions precedent.

4. Common Stock and Stock Option Plans

Bluegreen Corporation Common Stock

At the Annual Meeting of our Shareholders held on November 4, 2009, our shareholders approved an amendment to Article 3 of our Restated Articles of Organization to increase the number of authorized shares of Common Stock from 90,000,000 shares to 140,000,000 shares. The amendment was previously approved and recommended for shareholder approval by our Board of Directors. The amendment had no impact on the relative rights, powers and limitations of the Common Stock, and holders of Common Stock do not have preemptive rights to acquire or subscribe for any of the additional shares of Common Stock authorized by the amendment.

Bluegreen Corporation 2008 Stock Incentive Plan

During 2008, the Board of Directors and shareholders approved our 2008 Stock Incentive Plan (referred to within this section as the “Plan”), which provides for the issuance of restricted stock awards and for the grant of options to purchase shares of our Common Stock. The Plan previously limited the total number of shares of Common Stock available for grant under the Plan to 4,000,000 shares.

At the Annual Meeting of our Shareholders held on November 4, 2009, our shareholders approved an amendment to increase the aggregate number of shares available for grant under the Plan to 10,000,000 shares as well as increase the number of shares of restricted stock and the number of shares underlying stock options which may be granted during any calendar year to our covered employees and the number of shares underlying options which may be granted to any person under the Plan during any calendar year to the full amount of shares available for grant under the Plan. The amendment also, among other things, gave the committee administering the Plan the discretion to re-price previously granted stock options and/or substitute new awards for previously granted awards which have less favorable terms, including higher exercise prices. The amendment was previously approved and recommended for shareholder approval by our Board of Directors.

Share-Based Compensation Plans

The following table lists relevant information pertaining to our grants of stock options and restricted stock during the nine months ended September 30, 2008 (in thousands):

	Stock Option Awards		Restricted Stock Awards

	Quantity	Grant Date Fair Value	Quantity	Grant Date Fair Value

Directors	295	$816	184	$1,246
Employees	778	2,264	1,184	9,208

Total	1,073	$3,080	1,368	$10,454

The following table lists relevant information pertaining to our grants of stock options and restricted stock during the nine months ended September 30, 2009 (in thousands):

	Stock Option Awards		Restricted Stock Awards

	Quantity	Grant Date Fair Value	Quantity	Grant Date Fair Value

Directors	120	$221	93	$255
Employees	—	—	—	—

Total	120	$221	93	$255

The 2009 awards were granted as part of our annual director compensation.

Total stock-based compensation expense recognized in earnings for directors and employees during the three and nine months ended September 30, 2008 was $1.4 million and $3.1 million, respectively. Total stock-based compensation expense recognized in earnings for directors and employees during the three and nine months ended September 30, 2009 was $1.4 million and $3.8 million, respectively. The following table presents certain information related to our unrecognized compensation for our stock-based awards as of September 30, 2009:

As of September 30, 2009	Weighted Average Recognition Period	Unrecognized Compensation

	(in years)	(000’s)

Stock Option Awards	2.6	$4,967
Restricted Stock Awards	3.3	$8,792

A summary of our stock option activity during the nine months ended September 30, 2009 is presented below (in thousands, except price per option data):

	Outstanding Options	Weighted Average Exercise Price Per Option	Number of Options Exercisable

	(in shares, 000’s)		(in shares, 000’s)

Balance at December 31, 2008	2,709	$9.91	871
Granted	120	2.75
Forfeited	—	—
Expired	(19)	8.24
Exercised	—	—

Balance at September 30, 2009	2,810	$9.62	971

A summary of the status of our non-vested restricted stock awards as of September 30, 2009, and activity during the nine months ended September 30, 2009, is as follows:

Unvested Restricted Stock Awards	Number of Shares	Weighted-Average Grant-Date Fair Value

	(in shares, 000’s)

Unvested at December 31, 2008	1,417	$8.14
Granted	93	2.75
Vested	(24)	6.09
Forfeited	(21)	10.14

Unvested at September 30, 2009	1,465	$7.81

5. Inventory

Our inventory holdings, summarized by division, are set forth below (in thousands):

	As of

	December 31, 2008	September 30, 2009

Bluegreen Resorts	$342,779	$360,487
Bluegreen Communities	160,490	154,545

	$503,269	$515,032

Bluegreen Resorts inventory as of December 31, 2008, consisted of land inventory of $42.3 million, $87.9 million of construction-in-progress and $212.6 million of completed VOI units. Bluegreen Resorts inventory as of September 30, 2009, consisted of land inventory of $81.4 million, $2.0 million of construction-in-progress and $277.1 million of completed VOI units.

During the third quarter of 2009 we recorded a charge to cost of real estate sales of approximately $1.6 million to write-down the inventory balances of certain of our completed Communities properties to their estimated fair value. We calculated the estimated fair value of these impaired properties based on our analysis of their estimated future cash flows (Level 3 input), discounted at rates commensurate with our judgment of the risk inherent in the properties.

Total interest expense capitalized to construction in progress was $2.3 million and $11.0 million for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $1.5 million for the three and nine months ended September 30, 2009, respectively.

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

Retained interests in notes receivable sold: Our retained interests in VOI notes receivable sold are carried at fair value. See Note 2 for additional information on the methods and assumptions used to estimate the fair value of these financial instruments.

Lines-of-credit, notes payable, and receivable-backed notes payable: The amounts reported in our consolidated balance sheets approximate fair value for indebtedness that provides for variable interest rates.

Junior subordinated debentures: The fair values of our junior subordinated debentures were based on the discounted value of contractual cash flows at a market discount rate or market price quotes from the over-the-counter bond market.

The estimated fair values of our financial instruments were as follows (in thousands):

	As of December 31, 2008		As of September 30, 2009

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$81,775	$81,775	$81,555	$81,555
Contracts receivable, net	7,452	7,452	4,140	4,140
Notes receivable, net	340,644	340,644	323,630	323,630
Retained interests in notes receivable sold	113,577	113,577	82,712	82,712
Lines-of-credit, notes payable, and receivable- backed notes payable	471,856	471,856	445,564	445,564
Junior subordinated debentures	110,827	47,161	110,827	56,236

7. Business Segments

We have two reportable business segments – Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts develops, markets and sells real estate based VOIs through the Bluegreen Vacation Club, for us and through fee-based arrangements for others. Bluegreen Resorts also provides resort management services to resort property owners associations. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property and other related amenities) and sold, typically on a retail basis as homesites. Our reportable segments are business units that offer different products. The reportable segments are each managed separately because they sell distinct products with different development, marketing and selling methods.

We evaluate the performance of and allocate resources to each business segment based on its respective segment operating profit. We define segment operating profit as operating profit prior to the allocation of corporate overhead, interest income,  other income or expense items, interest expense, income taxes, and income attributable to non-controlling interest. Inventory, notes receivable and fixed assets are the only assets that we evaluate on a segment basis — all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

Information for our business segments is as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended September 30, 2008
Sales of real estate	$136,203	$10,704	$146,907
Other resort and communities operations revenue	15,839	2,170	18,009
Depreciation expense	1,862	395	2,257
Segment operating profit (loss)	20,756	(553)	20,203

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended September 30, 2009
Sales of real estate	$64,977	$6,289	$71,266
Other resort and communities operations revenue	14,711	2,264	16,975
Fee-based sales commission revenue	7,026	—	7,026
Depreciation expense	1,332	380	1,712
Segment operating profit (loss)	17,970	(2,984)	14,986

	Bluegreen Resorts	Bluegreen Communities	Total

For the Nine Months Ended September 30, 2008
Sales of real estate	$333,670	$44,579	$378,249
Other resort and communities operations revenue	44,868	8,817	53,685
Depreciation expense	5,622	1,202	6,824
Segment operating profit	31,926	4,351	36,277

	Bluegreen Resorts	Bluegreen Communities	Total

For the Nine Months Ended September 30, 2009
Sales of real estate	$160,474	$13,202	$173,676
Other resort and communities operations revenue	41,395	6,203	47,598
Fee-based sales commission revenue	7,026	—	7,026
Depreciation expense	3,952	1,158	5,110
Segment operating profit (loss)	31,530	(6,260)	25,270

	Bluegreen Resorts	Bluegreen Communities	Total

As of December 31, 2008
Notes receivable, net	$336,229	$4,415	$340,644
Inventory	342,779	160,490	503,269
Fixed assets	69,677	26,694	96,371

	Bluegreen Resorts	Bluegreen Communities	Total

As of September 30, 2009
Notes receivable, net	$319,229	$4,401	$323,630
Inventory	360,487	154,545	515,032
Fixed assets	70,811	26,042	96,853

Reconciliations to Consolidated Amounts

Segment operating profit for our reportable segments reconciled to our consolidated income before provision for income taxes and non-controlling interest is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2009	2008	2009

Operating profit for reportable segments	$20,203	$14,986	$36,277	$25,270
Interest income	14,870	16,745	38,334	52,933
Other income (expense), net	(948)	665	(475)	1,964
Corporate general and administrative expenses	(13,636)	(12,260)	(36,691)	(31,851)
Interest expense	(6,366)	(10,485)	(13,356)	(25,920)

Income before non-controlling interests and provision for income taxes	$14,123	$9,651	$24,089	$22,396

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2009	2008	2009

Depreciation expense for reportable segments	$2,257	$1,712	$6,824	$5,110
Depreciation expense for corporate fixed assets	1,125	1,301	3,330	3,889

Consolidated depreciation expense	$3,382	$3,013	$10,154	$8,999

Assets for our reportable segments reconciled to our consolidated assets (in thousands):

	As of

	December 31, 2008	September 30, 2009

Notes receivable for reportable segments	$340,644	$323,630
Inventory for reportable segments	503,269	515,032
Fixed assets for reportable segments	96,371	96,853
Assets not allocated to reportable segments	253,223	225,274

Total assets	$1,193,507	$1,160,789

Geographic Information

Sales of real estate by geographic area are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2009	2008	2009

United States	$145,035	$70,162	$372,962	$169,501
Aruba	1,872	1,104	5,287	4,175

Consolidated totals	$146,907	$71,266	$378,249	$173,676

Total assets by geographic area are as follows (in thousands):

	As of

	December 31, 2008	September 30, 2009

United States	$1,183,176	$1,152,973
Aruba	10,331	7,816

Total assets	$1,193,507	$1,160,789

8. Income Taxes

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

We evaluate our tax positions based upon FASB ASC 740-10 (previously FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109), which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, we are required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. In accordance with our accounting policy, we recognize interest and penalties related to unrecognized taxes as a component of general and administrative expenses.

On May 1, 2009, we received a notice from the North Carolina Department of Revenue informing us of its proposal to assess us for taxes, interest, and penalties totaling approximately $0.5 million. These assessment notices relate to our corporate income tax returns for fiscal years 2004, 2005 and 2006. We plan to vigorously challenge this assessment.

As of September 30, 2009, we had no amounts recorded for uncertain tax positions.

As discussed in Note 2, in our capacity as servicer of the 2002 Term Securitization, we exercised our servicer option which caused the full redemption of all classes of notes as of May 8, 2009. Since the ability to exercise this option became available to us earlier than originally anticipated, certain book and tax differences (temporary differences) totaling $4.6 million became permanent differences, resulting in a reduction to our income tax provision on the condensed consolidated statement of income for the nine months ended September 30, 2009.

9. Comprehensive Income and Capital Structure

Accumulated other comprehensive income (loss), net of income taxes on our condensed consolidated balance sheets is comprised of net unrealized gains (losses) on retained interests in notes receivable sold, which are held as available-for-sale investments. The following table discloses the components of our comprehensive income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2009	2008	2009

Net income	$9,943	$6,580	$16,942	$19,683
Change in net unrealized gains on retained interests in notes receivable sold, net of income taxes	(2,026)	(3,236)	(4,924)	(5,358)
Net change in equity due to a cumulative effect of a change in accounting principle (see Note 2)	—	—	—	2,654

Total comprehensive income	$7,917	$3,344	$12,018	$16,979

The following table details changes in shareholders’ equity, including changes in equity attributable to Bluegreen shareholders and changes in equity attributable to non-controlling interests (in thousands):

			Equity Attributable to Bluegreen Shareholders

Common Shares Outstanding		Total	Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), net of Income Taxes	Equity Attributable to Non- Controlling Interests

33,996	Balance at January 1, 2009	$411,985	$339	$182,654	$209,186	$(12,885)	$3,173	$29,518
—	Net income	19,683	—	—	14,300	—	—	5,383
—	Other comprehensive loss	(1,249)	—	—	—	—	(1,249)	—
—	Stock compensation	3,811	1	3,810	—	—	—	—
—	Cumulative Effect – (See Note 2)	2,654	—	—	6,763	—	(4,109)	—

33,996	Balance at Sept. 30, 2009	$436,884	$340	$186,464	$230,249	$(12,885)	$(2,185)	$34,901

10. Contingencies

Proposed Sale of Bluegreen Communities’ Golf Courses

In May 2009, we entered into contracts to sell four of our golf courses located in North Carolina and Virginia for the combined purchase price of approximately $10.2 million. The combined carrying amount of the assets as of September 30, 2009 was approximately $19.8 million.

On September 30, 2009, these contracts expired pursuant to their terms without the contemplated sales being consummated. However, if in the future these sales are effected or become probable at the previously contracted price, then we would recognize a loss on disposal of approximately $9.5 million. At this time, we are continuing to operate these assets and we anticipate that the golf courses will provide cash flows at an amount sufficient to support their carrying amounts.

Bluegreen Resorts

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $652,000 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed, and intend to continue to vigorously oppose, such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference and no further action has to date been initiated yet by the State of Tennessee. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that we will be successful in contesting the current assessment.

Kelly Fair Labor Standards Act Lawsuit

In Cause No. 08-cv-401-bbc, styled Steven Craig Kelly and Jack Clark, individually and on behalf of others similarly situated v. Bluegreen Corporation, in the United States District Court for the Western District of Wisconsin, two former sales representatives brought a lawsuit on July 28, 2008 in the Western District of Wisconsin on behalf of themselves and putative class members who are or were employed by us as sales associates and compensated on a commission-only basis. Plaintiffs alleged that we violated the Fair Labor Standards Act (“FLSA”) and that they and the collective class are or were covered, non-exempt employees under federal wage and hour laws, and were entitled to minimum wage and overtime pay consistent with the FLSA. On July 10, 2009 the parties settled the case and we agreed to pay the sum of approximately $1.5 million (including attorneys fees and costs) without admitting any wrongdoing. This amount was accrued at September 30, 2009and will be paid to the Plaintiffs in satisfaction of the class members’ possible state and federal claims. The settlement received court approval on October 30, 2009.

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

Bluegreen Communities

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006; styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions do not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest is the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al.; in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. As a result of this decision, there are no damages or attorney’s fees owed to the plaintiffs. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Bluegreen. No information is available as to when the Court will render a decision as to whether or not it will take the appeal. As of September 30, 2009, we had accrued $1.5 million in connection with the issues raised related to the mineral rights claims.

Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation referenced above as well as in Cause No. 067-223662-07; Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al.; in the 67th Judicial District Court of Tarrant County, Texas. Southwest continues to investigate reasons for the delay of the lake to fill and currently estimates that the cost of remediating the condition will be approximately $3.4 million, which remained accrued as of September 30, 2009. Additional claims may be pursued in the future in connection with these matters, but it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters, including the likelihood that any such loss may exceed the amount accrued.

11. Restructuring Charges

During the fourth quarter of 2008, we implemented strategic initiatives in the Resort Division for the purpose of reducing sales, conserving cash, and conserving availability under our receivables credit facilities. The restructuring involved incurring costs associated with lease termination obligations, the write down of certain fixed assets, and employee severance and benefits. The remaining unpaid liability as of September 30, 2009 and December 31, 2008 are included as a component of Accrued Liabilities on our Condensed Consolidated Balance Sheets. Restructuring costs were accounted for in accordance with FASB ASC 420-10 (previously SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities).

Activity during the nine months ended September 30, 2009 related to the restructuring liability, as well as our remaining liability, were as follows:

	Liability at December 31, 2008	Charges and Other Adjustments	Cash Payments made during 2009	Liability at September 30, 2009

Severance and benefit-related costs(1)	$3,540	$41	$3,460	$121
Lease termination obligations(2)(3)	4,079	(724)	1,355	2,000
Other	349	—	250	99

Total Restructuring	$7,968	$(683)	$5,065	$2,220

(1)	Includes severance payments made to employees, payroll taxes and other benefit related costs in connection with the termination of over 3,000 employees.

(2)

Includes costs associated with noncancelable property and equipment leases that we have ceased to use, as well as termination fees related to the cancellation of certain contractual lease obligations. Included in this amount are future minimum lease payments in excess of estimated sublease income, fees and expenses for which the provisions of FASB ASC 420-10 were satisfied.

(3)	Continuing lease obligations will be paid monthly through November 2012.

We have successfully cancelled, or modified the terms of, certain of our lease obligations previously accrued as part of our restructuring in 2008, resulting in a reduction of the liability previously recorded of approximately $724,000, which was recorded as other income in the condensed consolidated statement of income during the nine months ended September 30, 2009.

12. Related Party Transactions

We are working with Woodbridge Holdings LLC (which beneficially owns 28.7% of our outstanding common stock)to explore avenues to obtain liquidity in the sale or financing of our receivables, which includes, among other potential alternatives, Woodbridge forming a broker dealer to raise capital through private or public offerings. We have agreed to reimburse Woodbridge for certain expenses, including legal and professional fees, incurred in connection with this effort. During the nine months ended September 30, 2009, we reimbursed approximately $1.1 million to Woodbridge.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factors section of our Annual and Quarterly Reports, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this Quarterly Report in some cases have affected, and in the future could affect our actual results and cause them to differ materially from those expressed in any forward-looking statements.

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

•

Historically, we depended on additional funding to finance our operations. The material deterioration in the credit markets has adversely affected and could continue to adversely affect our liquidity and earnings.

•

While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, our business and profitability will depend on our ability to obtain financing.

•

We have approximately $63 million of indebtedness which becomes due in less than one year. If we are unable to renew, extend or refinance a significant portion of this debt, our liquidity would be significantly, adversely impacted.

•

Continued declines in our common stock price may make it difficult to raise capital and any issuance of our stock would be highly dilutive to our existing shareholders. Further decreases in our stock price could result in the delisting of our common stock from the New York Stock Exchange,

•	Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.

•	Estimates and judgments relating to the recognition of revenues, valuation of retained interests and the carrying value of assets may prove to be wrong.

•	Our future success depends on our ability to market our products successfully and efficiently.

•	We are subject to the risks of the real estate market and the risks associated with real estate development, including the declines in real estate values and the deterioration of real estate sales.

•

Our anticipated adoption of recently issued accounting guidance (SFAS No. 166, which has subsequently been renamed FASB ASC 860-10 under the new codification; and SFAS No. 167, which has subsequently been renamed FASB ASC 810-10 under the new codification) may have a material adverse impact on our net worth, leverage, and book value per share.

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

Executive Overview

In the third quarter of 2009, we realized improved selling and marketing efficiencies in our Resorts Division and continued to grow our cash fee-based service profits. We also generated a significant increase in cash flow from operations, primarily as a result of the implementation of certain strategic initiatives during the fourth quarter of 2008.

The increase in net income recognized during the nine months ended September 30, 2009, as compared to the same periods in 2008, reflects higher operating profit earned at Bluegreen Resorts and the benefit of lower corporate expenditures, partially offset by continued low demand for homesites in our Communities Division. In addition, results during the nine months ended September 30, 2009 benefited from a one-time credit to income tax expense of $4.6 million, the result of certain book and tax differences becoming permanent.

The following table details the contribution to consolidated sales of real estate by the reportable segments for the three and nine months ended September 30, 2008 and 2009 (in thousands, except percentage amounts):

	For the Three Months Ended September 30,

	2008		2009

	Sales of real estate	% of total sales	Sales of real estate	% of total sales

Bluegreen Resorts	$136.2	93%	$65.0	91%
Bluegreen Communities	10.7	7%	6.3	9%

Total	$146.9		$71.3

	For the Nine Months Ended September 30,

	2008		2009

	Sales of real estate	% of total sales	Sales of real estate	% of total sales

Bluegreen Resorts	$333.7	88%	$160.5	92%
Bluegreen Communities	44.6	12%	13.2	8%

Total	$378.3		$173.7

As we discuss further under “Liquidity and Capital Resources”, our Resorts sales operations are materially dependent on the availability of liquidity in the credit markets. Historically, we have provided financing to a significant portion of our Bluegreen Resorts customers. Such financing typically involves the consumer making a minimum 10% cash down payment, with the balance being financed over a ten-year period. As Bluegreen Resorts’ selling, general and administrative expenses typically exceed the cash down payment, we have historically maintained credit facilities pursuant to which we pledged or sold our consumer note receivables. Furthermore, we also engaged in private placement term securitization transactions to periodically pay down all or a portion of our note receivable credit facilities.

There has been and continues to be an unprecedented disruption in the credit markets, that has made obtaining additional and replacement external sources of liquidity more difficult and, if available, more expensive. The term securitization market has been severely limited, and, as a result, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of our lenders, have announced that they will either be exiting the finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have generally been unavailable to us.

We believe that the market for our Resorts product remains relatively strong, but the uncertainties in the credit markets are requiring us, for the time being, to continue to deemphasize our sales operations to conserve cash. To this end, during the fourth quarter of 2008, we implemented strategic initiatives that have materially reduced resort sales and will continue to maintain a reduced level of sales for the foreseeable future in an effort to conserve cash and availability under our receivables credit facilities. Such initiatives included closing certain sales offices; eliminating what we have identified as lower-efficiency marketing programs; emphasizing cash sales and higher cash down payments as well as our other cash-based services; reducing overhead, including eliminating a significant number of staff positions across a variety of areas at various locations; limiting sales to borrowers who meet newly applied underwriting standards; and increasing interest rates on new sales transactions for which we provide financing. Our goal was, and continues to be, to reduce the number of sales while increasing the ultimate profitability of those sales we do make. For more detailed information on our strategic initiatives, see “Liquidity and Capital Resources” below. We believe that we have adequate timeshare inventory to satisfy our projected sales for the remainder of 2009, and based on anticipated reduced sales levels, for a number of years thereafter. We intend to continue to provide high quality vacation experiences to our Bluegreen Vacation Club owners and believe that these initiatives should not have any material impact on owner satisfaction with our products and services.

We continue to actively pursue additional credit facility capacity, capital markets transactions, and alternative financing solutions, and we hope that the steps we are taking will position us to maintain our existing credit relationships as well as attract new sources of capital. Regardless of the state of the credit markets, we believe that our resorts management and finance operations will continue to represent recurring cash-generating sources of income which do not require material liquidity support from the credit markets.

We are pursuing growth in our sales and marketing, resorts management, mortgage servicing and title businesses by seeking opportunities to use our core competencies in these areas to generate fee income by providing these services to third-parties. We recently entered into five agreements to provide sales, marketing, title and management services to third-parties on a cash fee-for-service basis. During the third quarter of 2009, we began providing resort management services to three resorts under these agreements. In addition, we sold $11.3 million of outside developer inventory and earned sales and marketing commissions of approximately $7.0 million. We will also be providing resort design and development services and mortgage services, under certain of these arrangements. We intend to continue to pursue additional fee-based services relationships, and believe that this new endeavor will become an increasing portion of our business over time.

We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and results of operations. This seasonality may result in fluctuations in our quarterly operating results, with the majority of our gross revenues and net earnings historically generated in the quarters ending in September and December of each year. Although we expect to see more potential customers at our sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to complex down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the requirement that we use the percentage-of-completion method of accounting.

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

Our Bluegreen Communities business has been, and continues to be, adversely impacted by deterioration in the real estate markets generally. We have experienced a material decrease in demand, particularly for higher priced premium homesites, and an overall decrease in sales volume. During the third quarter of 2009, we significantly reduced prices on certain of our completed homesites in an attempt to increase sales activity.

We have historically financed a majority of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries.

The allowance for loan losses by segment as of December 31, 2008 and September 30, 2009 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2008:
Notes receivable	$388,014	$4,659	$392,673
Allowance for loan losses	(51,785)	(244)	(52,029)

Notes receivable, net	$336,229	$4,415	$340,644

Allowance as a % of gross notes receivable	13%	5%	13%

September 30, 2009:
Notes receivable	$366,287	$4,731	$371,018
Allowance for loan losses	(47,058)	(330)	(47,388)

Notes receivable, net	$319,229	$4,401	$323,630

Allowance as a % of gross notes receivable	13%	7%	13%

The table below sets forth the activity in our allowance for uncollectible notes receivable for the nine months ended September 30, 2009 (in thousands):

Balance, December 31, 2008	$52,029
Provision for loan losses (1)	23,537

Less: Write-offs of uncollectible receivables	(28,178)

Balance, September 30, 2009	$47,388

(1) Includes provision for loan losses on homesite notes receivable

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us were as follows:

Average Annual Default Rates	12 Month Period Ended September 30,

Division	2008	2009

Bluegreen Resorts	8.7%	12.7%
Bluegreen Communities	6.3%	2.1%

Delinquency Rates	As of

Division	December 31, 2008	September 30, 2009

Bluegreen Resorts *	5.7%	4.9%
Bluegreen Communities	10.7%	14.1%

*The percentage of our originated and serviced VOI notes receivable portfolio that was over 30 days past due as of the dates indicated.

We believe that unemployment in the United States and economic conditions in general have impacted and will continue to adversely impact the performance of our notes receivable portfolio. However, we anticipate that recently implemented credit underwriting standards on new loan originations and increasing customer equity in the existing loan portfolio will have a favorable impact on the performance of the portfolio over time.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable recovering the related VOI that secured the note receivable, typically soon after default and at little or no cost. In cases where Bluegreen has retained ownership of the vacation ownership note receivable, the VOI is recovered and resold in the normal course of business, in most cases partially mitigating the loss from the default, as these recoveries range from approximately 40% to 100% of the defaulted principal balance depending on the age of the defaulted receivable. We may remarket the VOI relating to a defaulted receivable on behalf of the note holder in exchange for a remarketing fee designed to approximate our sales and marketing costs. From time to time, we will reacquire a defaulted note receivable from one of our off-balance sheet term securitization or purchase facility transactions by substituting the defaulted receivable for a performing receivable. The related VOI that secured the defaulted note receivable is reacquired at a price equal to the defaulted principal amount, which typically is well in excess of our historical cost of product. The reacquisition of inventory in this manner has resulted in an increase in Bluegreen Resort’s cost of sales.

In advance of new accounting rules, which will become effective beginning in 2010, a decision was made in 2008 to structure any sales of notes receivable after that time so they are treated as on-balance sheet borrowings. This impacts the comparability to prior periods as transactions structured in this way do not result in gains on sales of notes receivable. A significant portion of our revenues historically has been comprised of gains on sales of notes receivable. The gains were recorded on our consolidated statement of operations as a component of sales of real estate and the related retained interests in the notes receivable sold have been recorded on our consolidated balance sheet at the time of sale. See further discussion below in “Accounting Pronouncements Not Yet Adopted”.

During 2008 and through the first nine months of 2009, the deteriorating credit markets negatively impacted our financing activities. Fewer transactions were consummated in the market overall, and those that were consummated, were more difficult to effect and were priced at a higher cost than in prior periods. In addition, recent economic events have resulted in further constrictions in the financial markets to unprecedented low levels. There can be no assurance that we will be able to secure financing for our VOI notes receivable on acceptable terms, if at all.

During 2009, we have been renewing or extending certain existing credit facilities and debt maturities. In connection with such renewals and extensions we have, in certain cases, agreed to higher interest rates and fees. In addition, conditions in the commercial credit markets are expected to increase interest rates on new debt we may incur from time to time in the future. Such increased interest rates are expected to increase our cost of capital and may adversely impact our results of operations.

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

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (which has subsequently been renamed FASB ASC 860-10), which will become effective for us beginning January 1, 2010. FASB ASC 860-10 requires the disclosure of more information about transfers of financial assets, including securitization transactions and transactions where companies have continuing exposure to the risks related to the transferred financial assets. It also eliminates the concept of a qualifying special-purpose entity (“QSPE”), changes the requirements for derecognizing financial assets, and requires additional disclosures. See discussion or SFAS No. 167, below, for the anticipated impact of the adoption of SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which will become effective for us on January 1, 2010 (which has subsequently been renamed FASB ASC 810-10). FASB ASC 810-10 addresses the effects of eliminating the QSPE concept and responds to concerns about the application of certain key provisions of previous accounting rules, including concerns over the transparency of an enterprises’ involvement with variable interest entities (“VIEs”). While we have not completed our evaluation of the effects that this change in accounting will have on our financial statements, we anticipate that our net worth, leverage, and book value per share will be materially adversely impacted as a result of the reversal of previously recognized sales of notes receivable, the recognition of the related non-recourse receivable-backed notes payable, and the elimination of retained interest in notes receivable sold as we anticipate that we will be required to consolidate our off-balance sheet QSPEs described in Note 2 to the financial statements included in Part 1, Item 1 of this Quarterly Report.

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

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Three Months Ended September 30, 2008

Gross sales of real estate	$160,349		$10,704		$171,053
Estimated uncollectible VOI notes receivable	(24,146)		—		(24,146)

Sales of real estate	136,203	100%	10,704	100%	146,907	100%
Cost of real estate sales	(31,490)	(23)	(6,727)	(63)	(38,217)	(26)

Gross profit	104,713	77	3,977	37	108,690	74
Other resort and communities operations revenues	15,839	12	2,170	20	18,009	12
Cost of other resort and communities operations	(11,734)	(9)	(2,573)	(24)	(14,307)	(10)
Selling and marketing expenses	(80,519)	(59)	(2,264)	(21)	(82,783)	(56)
Segment general and administrative expenses(1)	(7,543)	(6)	(1,863)	(17)	(9,406)	(6)

Segment operating profit (loss)	$20,756	15%	$(553)	(5)%	$20,203	14%

Three Months Ended September 30, 2009

Gross sales of real estate	$71,854		$6,289		$78,143
Estimated uncollectible VOI notes receivable	(6,877)		—		(6,877)

Sales of real estate	64,977	100%	6,289	100%	71,266	100%
Cost of real estate sales	(22,237)	(34)	(6,284)	(100)	(28,521)	(40)

Gross profit	42,740	66	5	0	42,745	60
Fee-based sales commission revenue	7,026	11	—		7,026	10
Other resort and communities operations revenues	14,711	22	2,264	36	16,975	24
Cost of other resort and communities operations	(9,558)	(15)	(3,188)	(51)	(12,746)	(18)
Selling and marketing expenses	(32,733)	(50)	(972)	(15)	(33,705)	(48)
Segment general and administrative expenses(1)	(4,216)	(6)	(1,093)	(17)	(5,309)	(7)

Segment operating profit (loss)	$17,970	28%	$(2,984)	(47)%	$14,986	21%

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Nine Months Ended September 30, 2008

Gross sales of real estate	$384,733		$44,579		$429,312
Estimated uncollectible VOI notes receivable	(59,308)		—		(59,308)
Gain on sales of notes receivable	8,245		—		8,245

Sales of real estate	333,670	100%	44,579	100%	378,249	100%
Cost of real estate sales	(75,594)	(23)	(24,553)	(55)	(100,147)	(26)

Gross profit	258,076	77	20,026	45	278,102	74
Other resort and communities operations revenues	44,868	14	8,817	20	53,685	14
Cost of other resort and communities operations	(30,059)	(9)	(8,009)	(18)	(38,068)	(10)
Selling and marketing expenses	(219,640)	(66)	(10,611)	(24)	(230,251)	(61)
Segment general and administrative expenses(1)	(21,319)	(6)	(5,872)	(13)	(27,191)	(7)

Segment operating profit	$31,926	10%	$4,351	10%	$36,277	10%

Nine Months Ended September 30, 2009

Gross sales of real estate	$183,899		$13,202		$197,101
Estimated uncollectible VOI notes receivable	(23,425)		—		(23,425)

Sales of real estate	160,474	100%	13,202	100%	173,676	100%
Cost of real estate sales	(51,895)	(32)	(10,870)	(82)	(62,765)	(36)

Gross profit	108,579	68	2,332	18	110,911	64
Fee-based sales commission revenue	7,026	4	—		7,026	4
Other resort and communities operations revenues	41,395	26	6,203	47	47,598	27
Cost of other resort and communities operations	(25,402)	(16)	(7,887)	(60)	(33,289)	(19)
Selling and marketing expenses	(85,918)	(54)	(3,349)	(25)	(89,267)	(51)
Segment general and administrative expenses(1)	(14,150)	(9)	(3,559)	(27)	(17,709)	(10)

Segment operating profit (loss)	$31,530	19%	$(6,260)	(47)%	$25,270	15%

(1)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $15.2 million and $42.3 million, respectively, for the three and nine months ended September 30, 2008. Corporate general and administrative expenses (excluding mortgage operations) totaled $13.4 million and $35.9 million, respectively, for the three and nine months ended September 30, 2009. (See “Corporate General and Administrative Expenses” below for further discussion).

Bluegreen Resorts – Resort Sales and Marketing

The following table sets forth certain information for sales of both Bluegreen VOIs and sales made on behalf of outside developers for a fee for the periods indicated. The information is provided before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2009	2008	2009

Number of Bluegreen VOI sales transactions	13,846	6,146	35,546	15,431
Number of sales made on behalf of outside developers for a fee	—	960	—	960
Total VOI sales transactions	13,846	7,106	35,546	16,391
Average sales price per transaction	$11,098	$11,730	$11,046	$11,317
Number of total prospects tours	99,800	44,416	260,400	103,065
Sale-to-tour conversion ratio– total prospects	13.9%	16.0%	13.7%	15.9%
Number of new prospects tours	72,000	25,366	185,800	59,737
Sale-to-tour conversion ratio– new prospects	8.8%	11.0%	9.5%	11.8%

Sales of Bluegreen Owned VOIs. Bluegreen Resorts’ gross VOI sales (prior to the impact of estimated uncollectible VOI notes receivable and gain on sale of notes receivable) decreased $88.5 million, or 55%, during the three months ended September 30, 2009 as compared to the same period in 2008, reflecting the deliberate down-sizing of our sales and marketing operations through the operation of fewer sales offices and our focus on relatively higher performing marketing programs. During the three months ended September 30, 2009, we operated 20 sales offices compared to 29 during the same period in 2008. Our continued focus on marketing to our Bluegreen Vacation Club owner base resulted in a higher percentage of owner sales. Sales to owners accounted for 57% of Resorts’ sales during the three months ended September 30, 2009, as compared to 49% during the same period in 2008. Additionally, although we purposely reduced the number of prospect tours during the three months ended September 30, 2009, we believe these tours were of higher sales quality overall, and as a result the new prospects sale-to-tour conversion ratio increased to 11.0% during the three months ended September 30, 2009 from 8.8% during the three months ended September 30, 2008.

Bluegreen Resorts’ gross VOI sales decreased $200.8 million, or 52%, during the nine months ended September 30, 2009, as compared to 2008, for the same reasons discussed above. Sales to owners accounted for 55% of Resorts’ sales during the nine months ended September 30, 2009, as compared to 46% during the same period in 2008. Additionally, the number of prospect tours during the nine months ended September 30, 2009 decreased by 60% as compared to the same period in 2008, while the overall sale-to-tour conversion ratio increased during the nine months ended September 30, 2009 from 13.7% to 15.9%.

Approximately $8.2 million of gain on sales of VOI notes receivable in the nine months ended September 30, 2008 are reflected as an increase to VOI sales. No such gains were recognized during the three months ended September 30, 2008 and during the three and nine months ended September 30, 2009. As we previously announced, any future transfer of our notes receivable will not be structured as, or otherwise qualify for, sales treatment. Instead, such transactions will be accounted for as on-balance sheet borrowings. Accordingly, we do not expect to recognize future gains on the sale of notes receivable. While we believe the on-balance sheet treatment for the sale of notes receivable provides more transparent results, our results of operations and operating cash flows are negatively impacted compared to those periods in which the transfer of receivables was treated as a sale.

VOI revenue was reduced by our estimate of future uncollectible VOI notes receivable of $24.1 million and $6.9 million during the three months ended September 30, 2008 and 2009, respectively. VOI revenue was reduced by our estimate of future uncollectible VOI notes receivable of $59.3 million and $23.4 million during the nine months ended September 30, 2008 and 2009, respectively. These estimates vary with the amount of financed sales during the period, as well as by our estimate of future note receivable performance.

Bluegreen Resorts’ gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period and the point packages of the VOIs sold. Gross margin during the first three quarters of 2009 as compared to the same period of 2008 was negatively impacted by the sale of high cost VOIs, a result of a change in the mix of inventory sold and the relatively higher cost of VOIs reacquired in connection with consumer loan defaults on certain previously sold notes receivable.

Sales and marketing fee-based services. During the third quarter of 2009, we began selling and marketing the vacation ownership inventory of others for a fee (one of our “fee-based services”). These sales are effected through the same process as the sale of our vacation ownership inventory, and incur the identical selling and marketing costs. We earn our commission upon closing of the sales transaction and are paid generally within 30 days.

During the third quarter of 2009, we sold $11.3 million of outside developer inventory and earned sales and marketing commissions of $7.0 million. Based on an allocation of our selling, marketing and segment general and administrative expenses to these fee-based services, we believe we generated $1.7 million in pre-tax profit by providing these sales and marketing fee-based services in the third quarter of 2009. We believe that fee-based services will be a greater portion of our revenues and profits in the future. We have been, and intend to continue to be, highly selective in our choice of marketing arrangements and resorts to which we will provide these services.

Selling and marketing expenses for Bluegreen Resorts decreased $47.8 million, or 59%, during the three months ended September 30, 2009, as compared to the same period of 2008. As a percentage of sales, selling and marketing expenses decreased from 59% during the three months ended September 30, 2008 to 50% during the three months ended September 30, 2009. As a percentage of gross VOI sales (prior to estimated uncollectible VOI notes receivable and gain on sale of notes receivable), selling and marketing expenses decreased to 45% during the three months ended September 30, 2009 from 50% during 2008. We believe these improvements are primarily the result of the implementation of our strategic initiatives as well as a higher percentage of sales to owners, which generally involve relatively lower sales and marketing costs.

Selling and marketing expenses for Bluegreen Resorts decreased $133.7 million, or 61%, during the nine months ended September 30, 2009, as compared to 2008. As a percentage of sales, selling and marketing expenses decreased from 66% during the nine months ended September 30, 2008 to 54% during the nine months ended September 30, 2009. As a percentage of gross VOI sales (prior to estimated uncollectible VOI notes receivable and gain on sale of notes receivable), selling and marketing expenses decreased to 47% during the nine months ended September 30, 2009 from 57% during the nine months ended September 30, 2008. The decrease in selling and marketing expenses during 2009 as compared to 2008 was the result of fewer tours and the operation of fewer sales offices. In addition, a higher proportion of tours and sales in 2009 were owner tours and sales which carry a relatively lower marketing cost, thereby reducing selling and marketing expenses as a percentage of sales. We believe that selling and marketing expenses as a percentage of gross VOI sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of gross VOI sales in future periods.

General and administrative expenses for Bluegreen Resorts decreased $3.3 million, or 44%, during the three months ended September 30, 2009 as compared to the same period in 2008, the result of operating fewer sales offices. As a percentage of sales, general and administrative expenses remained constant at 6% during the three months ended September 30, 2008 and 2009.

General and administrative expenses for Bluegreen Resorts decreased $7.2 million, or 34%, during the nine months ended September 30, 2009 as compared to the same period in 2008, the result of operating fewer sales offices. As a percentage of sales, general and administrative expenses increased from 6% during the nine months ended September 30, 2008 to 9% during the nine months ended September 30, 2009.

As of September 30, 2009, approximately $10.4 million and $5.1 million of sales and Resorts operating profit, respectively, were deferred under the applicable timeshare accounting rules because such sales did not yet meet the minimum required buyer’s initial investment. This compares to $23.3 million and $13.5 million of sales and Resorts operating profits, respectively, deferred as of December 31, 2008.

Resort Management and Other Services

The following table sets forth pre-tax profit generated from our resort management and other services (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2009	2008	2009

Resort Management Operations	$4,245	$6,007	$10,464	$17,984
Title Operations	2,877	1,724	8,022	3,543
Net Carrying Cost of VOI Inventory	(972)	(2,258)	(2,036)	(5,097)
Other	(2,045)	(320)	(1,641)	(437)

Total	$4,105	$5,153	$14,809	$15,993

Resort Management Operations gross profit increased $1.8 million, or 42%, during the three months ended September 30, 2009 as compared to the same period in 2008. Resort Management Operations gross profit increased $7.5 million, or 72%, during the nine months ended September 30, 2009, as compared to the same period in 2008. The gross profit increase during the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily the result of more fees earned by providing services to Bluegreen Vacation Club members and more fees earned from managing timeshare resorts on behalf of property owners’ associations. As of September 30, 2009, we had approximately 215,400 VOI owners, including approximately 166,700 members in the Bluegreen Vacation Club, compared to approximately 194,800 VOI owners, including approximately 161,500 members in the Bluegreen Vacation Club, as of September 30, 2008. Additionally, as of September 30, 2009, we directly or indirectly managed 37 timeshare properties compared to 34 as of September 30, 2008, primarily as a result of entering into new management contracts in connection with our fee-based services.

We intend to continue to pursue our efforts to provide resort management and title services to third-party resort developers and others, on a cash-fee basis. While there is no assurance that we will be successful, we hope that this will become an increasing portion of our business over time.

Gross profit generated from our title operations fluctuates based upon the number of VOI sales transactions processed by our title company subsidiary and on the mix of VOI inventory sold (closing costs paid to third parties vary based on the location of underlying real estate sold). The decrease in profit during the three and nine months ended September 30, 2009, as compared to the same period in 2008 reflects the decrease in sales volume as part of our overall strategic decision to decrease sales to conserve liquidity.

The carrying costs of our VOI inventory consist of maintenance fees and developer subsidies paid on VOIs in inventory relative to the property owners’ associations that maintain our resorts. We partially mitigate this expense, to the extent possible, through the rental of our owned VOI units. Accordingly, the net carrying cost of developer inventory fluctuates with the number of VOI units we hold and the number of resorts subject to a developer subsidy arrangement during a period, as well as by rental and sampler activity realized. During the three months ended September 30, 2009 and 2008, the carrying cost of our developer inventory totaled approximately $7.9 million and $4.7 million, respectively, and was off-set by rental/sampler revenue of $5.7 million and $3.7 million, respectively, during those periods. During the nine months ended September 30, 2009 and 2008, the carrying cost of our developer inventory totaled approximately $20.7 million and $14.7 million, respectively, and was off-set by rental/sampler revenue of $15.6 million and $12.7 million, respectively, during those periods. The carrying cost of developer inventory increased in 2009 primarily as a result of the opening of our resorts in Las Vegas, Nevada and Williamsburg, Virginia in the summer of 2008.

Bluegreen Communities

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, and excluding sales of bulk parcels:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2009	2008	2009

Number of homesites sold	80	76	420	202
Average sales price per homesite	$79,277	$54,356	$81,137	$54,938

Communities’ sales decreased $4.4 million, or 41%, during the three months ended September 30, 2009, as compared to the same period in 2008. Communities’ sales decreased $31.4 million, or 70%, during the nine months ended September 30, 2009, as compared to the same period in 2008. Sales at Bluegreen Communities have been, and continue to be, adversely impacted by the deterioration of the economy generally and the real estate markets, in particular. We have experienced continued low demand, especially in our higher priced premium homesites. During the third quarter of 2009, we significantly reduced prices on completed homesites at certain communities. The decline in our average sales price per homesite in 2009 from 2008 reflects the sale of reduced price homesites as well as increased sales at communities with lower price levels. Before giving effect to the percentage-of-completion method of accounting and state rescission statutes, during the three and nine months ended September 30, 2009, we entered into contracts to sell homesites totaling $3.0 million and $11.3 million, respectively, as compared to $5.9 million and $30.9 million during the three and nine months ended September 30, 2008, respectively. Contracts to sell homesites were at the following properties (in thousands):

	Contracts to Sell Property at Projects Not Substantially Sold Out at September 30, 2009

	Sales for the three months ended September 30,			Sales for the nine months ended September 30,

Project	2008	2009	Difference	2008	2009	Difference

Vintage Oaks at the Vineyard	$2,265	$1,023	$(1,242)	$8,366	$2,792	$(5,574)
Havenwood at Hunter’s Crossing	219	253	34	5,288	800	(4,488)
Lake Ridge at Joe Pool Lake	452	485	33	2,753	1,378	(1,375)
King Oaks	272	458	186	2,978	988	(1,990)
Chapel Ridge	421	99	(322)	2,128	536	(1,592)
The Bridges at Preston Crossings	589	86	(503)	2,466	124	(2,342)
Sugar Tree on the Brazos	—	97	97	311	291	(20)

Total	$4,218	$2,501	$(1,717)	$24,290	$6,909	$(17,381)

	Contracts to Sell Property at Projects Substantially Sold Out at September 30, 2009

	Sales for the three months ended September 30,			Sales for the nine months ended September 30,

Project	2008	2009	Difference	2008	2009	Difference

Mystic Shores	$840	$27	$(813)	$4,146	$1,520	$(2,626)
Saddle Creek Forest	192	176	(16)	1,214	1,472	258
Miscellaneous	600	269	(331)	1,297	1,353	56

Total	$1,632	$472	$(1,160)	$6,657	$4,345	$(2,312)

Grand Total	$5,850	$2,973	$(2,877)	$30,947	$11,254	$(19,693)

Bluegreen Communities’ sales during the three and nine months ended September 30, 2008 benefited by the recognition of $4.4 million and $10.7 million, respectively, of revenue previously deferred under the percentage-of-completion method of accounting. Bluegreen Communities’ sales during the three and nine months ended September 30, 2009 were increased by $2.4 million and $2.2 million, respectively, as a result of the recognition of revenue previously deferred under the percentage-of-completion method of accounting.

As of December 31, 2008, Bluegreen Communities had $2.4 million of sales and $0.7 million of operating profit deferred under percentage-of-completion accounting. As of September 30, 2009, Bluegreen Communities had approximately $174,200 of sales and approximately $66,700 of operating profit deferred under percentage-of-completion accounting.

Bluegreen Communities’ gross margin decreased from 37% during the three months ended September 30, 2008 to zero percent during the same period in 2009. Bluegreen Communities’ gross margin decreased from 45% during the nine months ended September 30, 2008 to 18% during the same period for 2009. Gross margin was negatively impacted in 2009 by the reductions in sales prices of certain completed homesites, as well as the sale of a bulk parcel in Texas, at cost. In addition, cost of sales during the third quarter of 2009 was adversely impacted by inventory impairment charges totaling $1.6 million. Variations in cost structures and the market pricing of homesites available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.), also impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting and the impact of selling homesites previously written-down, will cause variations in gross margin between periods.

Our Communities homesite inventory consists of substantially completed homesites held for sale and land held for the development of additional homesites in the future. As we intend to continue to sell our homesites pursuant to Bluegreen Communities’ retail sales model for the foreseeable future and based on the sales prices being realized on our homesites and our forecasts of sales pace, we believe that our Communities inventory is being carried at the appropriate value pursuant to current accounting rules. Should our intentions or estimates relative to our

Communities business change in the future, the carrying values of our Communities inventory and our results of operations could be materially adversely affected.

Other communities operations generally include the operation of our daily fee golf courses, as well as realty resale operations at several of our residential land communities. During the nine months ended September 30, 2008, other communities operations also included revenue and costs associated with the sale of our right to purchase a property in North Carolina, which resulted in a one-time profit of approximately $1.4 million.

During the three months ended September 30, 2009, our loss on other communities operations increased by $0.5 million as compared to the same period in 2008. Excluding the impact of the profit from the one-time North Carolina transaction, the loss from other communities operations increased by $1.1 million during the nine months ended September 30, 2009, as compared to the same period in 2008. This decrease in profit during the nine months ended September 30, 2009 was due largely to decreased golf course green fee volume in the first quarter, which was partially off-set by lower cost of generating such revenues as we attempted to manage our golf course operating costs commensurate with the reduced level of play.

In May 2009, we entered into contracts to sell four golf courses located in North Carolina and Virginia for the combined purchase price of approximately $10.2 million. The combined carrying amount of the assets as of September 30, 2009 was approximately $19.8 million. On September 30, 2009, these contracts expired without the contemplated sales being consummated. However, if in the future these sales are effected or become probable at the previously contracted price, then we would recognize a loss on disposal of approximately $9.5 million. At this time, we are continuing to operate these assets and we anticipate that the golf courses will provide cash flows at an amount sufficient to support their carrying amounts, although this may not continue to be true in the future.

Total selling and marketing expenses for Bluegreen Communities decreased $1.3 million, or 57% during the three months ended September 30, 2009 as compared to 2008. As a percentage of sales, selling and marketing expenses decreased from 21% during the 2008 quarter to 15% during the 2009 quarter. Total selling and marketing expenses for Bluegreen Communities decreased $7.3 million, or 68%, during the nine months ended September 30, 2009 as compared to the same period of 2008. As a percentage of sales, selling and marketing expenses increased from 24% during the nine months ended September 30, 2008 to 25% during the same period in 2009. Throughout 2009 we continued to reduce our overall advertising spending as we implemented a regionally-based sales and marketing strategy.

In anticipation of lower 2009 sales volume, we lowered our communities general and administrative expenses by reducing our staffing levels and operating fewer sales offices. As a result, Bluegreen Communities’ general and administrative expenses decreased $0.8 million, or 41%, during the three months ended September 30, 2009 as compared to the same period of 2008. Bluegreen Communities’ general and administrative expenses decreased $2.3 million or 39% during the nine months ended September 30, 2009 as compared to the comparable period of 2008. We recently organized a real estate advisory services business and will be pursuing possible opportunities to use our core competencies to provide asset management, market research and other real estate consulting services to third parties on a fee basis. However, there is no assurance that we will be successful in doing so.

Finance Operations

Our finance operations include the ongoing interest income earned on over $371.0 million of on-balance sheet notes receivable, as well as continued earnings on over $470.3 million of off-balance sheet notes receivable, realized through our retained interests in those notes. In addition, finance operations include providing mortgage servicing on a cash fee-for-service basis on the off-balance sheet notes receivable. We also intend to pursue performing mortgage servicing for other third-parties as part of our fee-based service initiatives.

Interest Income. The following table details the sources of our interest income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2009	2008	2009

VOI notes receivable	$11,291	$12,569	$25,231	$37,739
Retained interest in notes receivable sold	3,371	4,121	11,652	14,999
Other	208	55	1,451	195

Total	$14,870	$16,745	$38,334	$52,933

The increase in interest income on notes receivable during the three and nine months ended September 30, 2009, as compared to the same periods of 2008, reflects a higher average balance of our vacation ownership notes receivable and to a lesser extent, higher interest rates charged on new timeshare loans. The average balance of our notes receivable increased during the three and nine months ended September 30, 2009 as a result of our sole use of on-balance sheet facilities to monetize our notes receivable since March 2008, partially offset by higher defaults in the 2009 periods compared to the 2008 periods. During the three months ended September 30, 2009 and 2008, interest income from retained interests was reduced by charges of approximately $0.5 million and $1.8 million, respectively, for other-than-temporary decreases in our retained interests in notes receivable sold. During the nine months ended September 30, 2009 and 2008, interest income from retained interests was reduced by charges of approximately $1.1 million and $4.5 million, respectively, for other-than-temporary decreases in our retained interests in notes receivable sold.

During 2009 the fair value of our retained interest in VOI notes receivable was adversely affected by higher discount rates and unfavorable changes to our estimate of the amount and timing of future cash flows on our retained interests. The higher discount rate during the nine months ended September 30, 2009 reflects an increase in our estimate of the yield which would be required by a potential investor in our residual interests as of September 30, 2009, as compared to prior periods. There can be no assurance that additional charges will not be required due to other-than-temporary decreases in the fair value of our retained interest in notes receivables sold.

Interest Expense. Interest expense was $6.4 million and $10.5 million during the three months ended September 30, 2008 and 2009, respectively. Interest expense was $13.4 million and $25.9 million during the nine months ended September 30, 2008 and 2009, respectively. The increase in both 2009 periods reflect a higher average debt balance and significantly lower amounts capitalized to construction in progress compared to the same periods in 2008. As we have structured transactions to monetize our notes receivable since March 2008 so that they are accounted for as on-balance sheet borrowings, we have recognized and will continue to recognize higher amounts of receivable-backed debt. Based on the timing and repayment of this debt, our outstanding debt and related interest expense may materially increase. Higher interest expense was partially offset by a decline in our average interest rate in 2009 due to the repayment of our $55 million of 10.5% senior secured notes in March 2008 and the decrease, in general, in the variable rates on certain of our debt.

Due to significantly lower construction and development spending, total interest expense capitalized to construction in progress was $2.3 million and $11.0 million during the three and nine months ended September 30, 2008, respectively, compared to only $0.3 million and $1.5 million during the three and nine months ended September 30, 2009, respectively.

Our effective cost of borrowing was 7.2% and 5.4% for the nine months ended September 30, 2008 and 2009, respectively.

In addition, we believe that the adoption of new accounting standards related to the consolidation of variable interest entities in January 2010 (SFAS No. 166, which has subsequently been renamed FASB ASC 860-10 under the new codification; and SFAS No. 167, which has subsequently been renamed FASB ASC 810-10 under the new codification) will significantly increase both interest income and interest expense as approximately $470.3 million (as of September 30, 2009) of notes receivable and $426.1 million (as of September 30, 2009) of non-recourse receivable-backed debt, which are currently accounted for off-balance sheet, will be accounted for as on-balance sheet transactions.

Mortgage Servicing Operations. Our mortgage servicing operations include recording and processing payments, and performing collections on our owned notes receivable, as well as on notes receivable sold to third parties. In addition, our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities, as well as perform monthly reporting activities for our lenders and receivable investors. We earn a fee for servicing loans that have been sold to off-balance sheet qualified special purpose entities. We intend to pursue offering certain of these services to other third-party portfolio owners, on a cash-fee basis and have recently entered into such an arrangement. The following is a summary of the results of our mortgage servicing operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2009	2008	2009

Servicing fee income	$2,316	$1,841	$7,282	$5,839
Cost of mortgage servicing operations	(737)	(707)	(1,660)	(1,810)

Gross profit from mortgage servicing operations	$1,579	$1,134	$5,622	$4,029

The average aggregate principal balance of notes receivables serviced on behalf of third parties decreased during 2009, as our off-balance sheet securitized notes receivable continue to amortize, resulting in lower servicing fee income during both the three and nine months ended September 30, 2009 as compared to the same periods in 2008. We believe that the adoption of new accounting standards (SFAS No. 166, which has subsequently been renamed FASB ASC 860-10 under the new codification; and SFAS No. 167, which has subsequently been renamed FASB ASC 810-10 under the new codification) will require consolidation of our qualified special purpose entities in January 2010 and as a result, the servicing fees earned on servicing the off-balance sheet notes receivable will no longer be separately recognized as such but will instead be accounted for as a component of interest income.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Corporate general and administrative expenses, excluding mortgage servicing operations, were $15.2 million and $13.4 million for the three months ended September 30, 2008 and 2009, respectively. Corporate general and administrative expenses, excluding mortgage servicing operations, were $42.3 million and $35.9 million for the nine months ended September 30, 2008 and 2009, respectively.

The $1.8 million, or 12%, and $6.4 million, or 15%, decreases in corporate general and administrative expenses during the three and nine months ended September 30, 2009, respectively, as compared to same periods in 2008 reflect the deliberate reductions in headcount at our corporate headquarters, offset in part by higher costs related to ongoing litigation and strategic consulting fees paid to outside consultants.

For a discussion of our segment selling, general and administrative expenses, see “Sales and Segment Operations” above.

Other Income (Expense), Net. Other expense, net was $0.9 million for the three months ended September 30, 2008 as compared with other income, net of $0.7 million for the three months ended September 30, 2009. Other expense, net was $0.5 million for the nine months ended September 30, 2008 as compared with other income, net of $2.0 million for the nine months ended September 30, 2009. During the second quarter of 2009, we successfully terminated certain of our accrued lease obligations in an amount which was approximately $0.7 million lower than we previously estimated as part of our restructuring. Refer to the “Liquidity and Capital Resources” section below for additional information related to our restructuring charges.

Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our consolidated financial statements (See Note 1 of the Notes to Consolidated Financial Statements for further information). The non-controlling interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interest in income of consolidated subsidiary was $3.1 million and $2.6 million during the three months ended September 30, 2008 and 2009, respectively. Non-controlling interest in income of consolidated subsidiary was $5.3 million and $5.4 million during the nine months ended September 30, 2008 and 2009, respectively.

Provision for Income Taxes. Our provision for income tax in 2009 includes a one-time benefit of $4.6 million for an adjustment to deferred income taxes in the second quarter of 2009, a result of certain temporary book and tax differences being deemed permanent (see Note 8 of the Notes to Consolidated Financial Statements for information on the event that triggered this adjustment). Excluding the impact of this one-time benefit, we estimate that our effective tax rate for 2009 will be approximately 43%, up from approximately 38% during the three and nine months ended September 30, 2008. Our effective rate in 2009 increased compared to 2008 primarily due to a higher proportion of non-deductible items to projected earnings. Our effective income tax rate also varies as our mix of taxable earnings shifts amongst the various states in which we operate.

Summary. Based on the factors discussed above, our net income was $6.8 million and $3.9 million during the three months ended September 30, 2008 and 2009, respectively. Based on the factors discussed above, our net income was $11.7 million and $14.3 million during the nine months ended September 30, 2008 and 2009, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the nine months ended September 30, 2008 and 2009 (in thousands):

	For the Nine Months Ended September 30,

	2008	2009

Cash flows (used)/provided by operating activities	$(180,374)	$6,584
Cash flows provided by investing activities	8,357	25,534
Cash flows provided/(used) by financing activities	117,283	(32,338)

Net decrease in cash and cash equivalents	$(54,734)	$(220)

Cash Flows From Operating Activities. Cash flows from operating activities increased $187.0 million from net cash outflows of $180.4 million during the nine months ended September 30, 2008, to cash inflows of $6.6 million during the nine months ended September 30, 2009. The increase in cash flows from operating activities during 2009 compared to 2008 was primarily a result of significantly lower 2009 inventory development spending, our successful efforts to receive larger down payments and generate a higher percentage of cash from VOI sales, and is due to lower selling, general and administrative expenses as a result of the successful implementation of certain strategic initiatives in the fourth quarter of 2008 (See “Liquidity and Capital Resources” below). In addition, operating cash flows for the nine months ended September 30, 2008 were improved by $55.7 million of proceeds from off-balance sheet sales of note receivable with no such proceeds included in operating cash flows for the nine months ended September 30, 2009. To the extent we provide up to 90% financing to customers who qualify, operating cash flows are expected to be negative in periods where sales and marketing expenses exceed cash collections from VOI sales. We monetize our receivables through various on-balance sheet purchase facilities and hypothecation facilities, the cash flows from which are included in cash provided by financing activities. Only when we previously structured receivable finance transactions as off-balance sheet sales did the associated cash proceeds increase cash from operating activities.

The decision to structure sales of our notes receivable so that they are accounted for as on-balance sheet borrowings has not and will not, in and of itself, impact total cash flows; however, we expect that it has had and will have the effect of reducing cash inflows from operating activities and increasing cash inflows from financing activities as compared to periods in which the transfer of receivables was treated as a sale.

Cash Flows From Investing Activities. Cash flows provided by investing activities increased $17.2 million from $8.4 million to $25.5 million during the nine months ended September 30, 2008 and 2009, respectively. The increase was the result of lower 2009 purchases of property and equipment, partially offset by lower cash received in 2009 from our retained interests in notes receivable sold as compared to amounts received in the 2008 period. In addition, we also paid $6.1 million in the 2008 period for business acquisitions. No such business acquisitions were made in 2009.

Cash Flows From Financing Activities. Cash flows from financing activities decreased $149.6 million from net cash inflows of $117.3 million to outflows of $32.3 million during the nine months ended September 30, 2008 and 2009, respectively. In the 2008 period, we borrowed $324.2 million and repaid $149.3 million of debt under our various receivable-backed notes payable, lines of credit and other notes payable. This compares to borrowings of $73.3 million and repayments of $100.7 million under such debt instruments during the 2009 period. In addition net cash flows from financing activities for the 2008 period were reduced by the repayment of our $55.0 million senior secured notes on March 31, 2008. See “Liquidity and Capital Resources” for further discussion on our financing activities.

Liquidity and Capital Resources

Our primary capital resources from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our retained interests in notes receivable sold, (iv) cash from our finance operations, including principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites and mortgage servicing fees, and (v) net cash generated from our sales and marketing fee-based services and other resort services, including our resorts management operations, and other communities operations.

Historically our business model has depended on the availability of credit in the commercial markets. Resorts sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses and exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor in our ability to meet our short and long-term cash needs. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically resulted in the incurrence of debt for the acquisition, construction and development of new resorts. Bluegreen Communities has also historically incurred debt for the acquisition and development of its residential land communities.

Starting in 2008, there have been unprecedented disruptions in the credit markets, which have made obtaining additional and replacement external sources of liquidity more difficult and more costly. The term securitization market has experienced significantly reduced activity and transactions that have been consumated have been on dramatically more adverse terms, and, as a result, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of our lenders, have announced that they either have or will be exiting the resort finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been generally unavailable on reasonable terms, if at all. While there is no assurance that we will be successful, we are currently exploring alternatives to the traditional credit and securitization markets for monetizing our VOI receivables.

In the fourth quarter of 2008, we implemented certain strategic initiatives with a view to better positioning our operations in the event of a prolonged downturn in the commercial credit markets. We anticipate that as a result of these and other initiatives, our VOI sales for 2009 will be materially less than our 2008 sales. We intend to continue to monitor our results as well as the external environment in order to attempt to adjust our business to existing conditions to the extent possible. The ongoing goals of our strategic initiatives are designed to conserve cash and enhance our financial position, to the extent possible:

•	Significantly reducing our Resorts sales operations in an effort to match our sales pace to our liquidity and known receivable capacity;

•	Emphasizing cash-based business in our sales, resort management and finance operations, in particular focusing on growing our fee-based services;

•	Minimizing the cash requirements of Bluegreen Communities;

•	Reducing overhead and increasing efficiency;

•	Minimizing capital spending;

•	Working with our lenders to renew, extend, or refinance our credit facilities;

•	Maintaining compliance under our outstanding indebtedness; and

•	Continuing to provide what we believe to be a high level of quality vacation experiences and customer service to our VOI owners.

While there is no assurance that these goals will be achieved, initial actions taken to date include the following:

•

We closed 11 of our 29 sales offices, including all of our off-site sales offices (2 of which have been re-opened to accommodate our new fee-based business). Closures were concentrated on sales offices that were generating marginal profits and, in some cases, losses. Because we can typically sell our VOI inventory in any of our sales offices, our VOI inventory is saleable despite the closure of the sales office at any particular resort. We believe that the incremental cost of operating these additional sales offices is less than the incremental cost of increasing marketing activities at existing sales offices to accommodate this additional business.

•

We implemented a credit underwriting program for our VOI financed sales. FICO® score criteria are being used as a condition of financing as well as in determining the appropriate level of down payment.

•

We eliminated certain marketing programs and are primarily focused on what we believe are our three most efficient programs: marketing to our existing owner base; marketing to consumers who purchased Sampler packages, (one-year, prepaid rental packages allowing purchasers to experience the Bluegreen Vacation Club prior to purchasing a full VOI); and our Bass Pro Shops marketing program. Historically, these marketing programs have been more effective and as a result have had lower cash marketing expenses.

•	We are encouraging cash sales and higher down payments at the time of sale by refocusing our sales personnel through commission incentive programs.

•	We also have increased efforts to promote our existing 30-day, same-as-cash program to encourage consumers to repay their loans early.

•	We have eliminated over 3,000 staff positions, including seasonal associates, which have reduced and we believe will continue to reduce resorts SG&A and corporate SG&A in 2009.

•

Based on the opening or acquisition of new resorts inventory during 2008 and 2009 to date, we made a decision to materially reduce our inventory spending. We believe that we have adequate timeshare inventory to satisfy our projected sales for the remainder of 2009, and based on our reduced sales levels, for several years thereafter.

•

We are pursuing growth in our sales and marketing, resorts management, mortgage servicing and title businesses by seeking opportunities to use our core competencies in these areas to generate fee income by providing these services to third-parties (which we refer to as fee-based services). In 2009, we entered into five contracts to provide sales, marketing, title and management services to third-parties on a cash fee-for-service basis. We will also be providing resort design and development services and mortgage servicing, under certain of these arrangements. Our goal is for fee-based services to be a growing portion or our Resorts business. In addition, although sales levels will be decreased, we believe our resorts management business and mortgage portfolio are sources of recurring cash receipts.

Our actions at Bluegreen Communities have included the following steps taken with a view towards reducing cash expenditures:

•

We consolidated segment operations, thereby eliminating sales, construction and/or administrative activities at 12 locations. We created four regional sales offices, and instituted new policies with the goal of better distributing sales leads to our best performing sales associates.

•

We have eliminated those advertising programs which we believe have become less effective in the current market environment. We implemented a centralized contact management group with the goal of improving the efficiency of our Internet marketing campaigns which have become our primary marketing channel.

•

We have eliminated over 60% of our sales, marketing, development and administrative associates compared to the beginning of 2008 (excluding seasonal golf operations associates), which we believe has reduced and will continue to significantly reduce Communities SG&A in 2009.

•

As we have completed the development of phases of our communities, we expect development expenditures in 2009 to be materially below such expenditures in 2008, and do not expect to incur significant development expenditures for several years.

•

We have organized a real estate advisory services business and will be pursuing opportunities to use our core competencies to provide asset management, market research and other real estate consulting services to third-parties on a fee basis.

We have a material amount of debt maturing or requiring partial repayment in 2009, as well as facilities for which the advance period has or will expire. We intend to seek to renew, extend or refinance our debt and we believe that the implementation of our strategic initiatives has positioned us to address these matters with our existing and future lenders. However, there is no assurance that we will be successful in our efforts to renew, extend or refinance our debt, and if we are not successful, our liquidity would be significantly adversely impacted. Further, we may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt. There is no assurance that such financing will be available to us on favorable terms or at all. In light of the current trading price of our common stock, financing involving the issuance of our common stock or securities convertible into our common stock would be highly dilutive to our existing shareholders.

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant cash requirements to service debt reduce the funds available for operations and future business opportunities and increase our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on or repurchase preferred or common stock (although we do not currently believe that any such transactions are likely to be structured so as to materially limit our ability to pay cash dividends on our common stock or our ability to repurchase shares in the near term; although there is no assurance that this will remain true in the future); and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

We are currently working with Woodbridge Holdings, LLC (the successor company to Woodbridge Holdings Corporation) ( “Woodbridge”) to explore avenues in assisting us in obtaining liquidity for our receivables, which may include, among other potential alternatives, Woodbridge forming a broker-dealer to raise capital through private or public offerings. We have agreed to reimburse Woodbridge for certain expenses, including legal and professional fees, incurred in connection with this effort. During the nine months ended September 30, 2009, we reimbursed approximately $1.1 million to Woodbridge. As of the date of this filing, Woodbridge beneficially owned 28.7% of our outstanding common stock.

The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of September 30, 2009. These facilities do not constitute all of our outstanding indebtedness as of September 30, 2009. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to an ongoing credit facility and capital leases.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of September 30, 2009 (in thousands):

	Revolving Borrowing Limit	Outstanding Balance as of September 30, 2009	Availability as of September 30, 2009	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2009

BB&T Purchase Facility(1)	$150,000	$132,842	$17,158	June 29, 2010; June 5, 2022	Prime + 2.50%; 5.75%
Liberty Bank Facility(1)	75,000	56,162	18,838	Aug. 27, 2010; Aug. 27, 2014	30 day LIBOR+2.50%; 5.75% (3)
Foothill Facility(1)	30,000	13,459	16,541	Dec. 31, 2009; Dec. 31, 2010	Prime + 0.25-0.50%; 4.00% (2)

Total	$255,000	$202,463	$52,537

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)	Interest charged on this facility is variable and may be subject to a 4.00% floor under certain circumstances.

(3)	Interest charged on this facility is variable, subject to a floor of 5.75%.

BB&T Purchase Facility. On June 30, 2009, we amended and restated an existing timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”), extending the revolving advance period under the facility to June 29, 2010. Should a “takeout financing” (as defined in the applicable facility agreements) occur prior to June 29, 2010 then the facility limit will either remain at the current facility limit of $150.0 million or decreases to $100.0 million, under certain circumstances. The BB&T Purchase Facility provides for the sale of our timeshare receivables at an advance rate of 67.5% of the principal balance up to a cumulative purchase price of $150.0 million on a revolving basis, subject to the terms of the facility, eligible collateral and customary terms and conditions. While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and was not guaranteed by us.

The existing outstanding balance as of June 30, 2009 initially remained at its then current advance rate of 82.4%; however, we will equally share with BB&T in the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the advance rate on the existing receivables becomes 67.5% as the outstanding balance amortizes. The interest rate on the BB&T Purchase Facility is the prime rate plus 2.5%.

During the nine months ended September 30, 2009, we pledged $22.4 million of VOI notes receivable to this facility and received cash proceeds of $18.1 million. We also made repayments of $24.3 million during 2009.

In October 2009, we transferred $6.5 million of VOI notes receivable to BB&T and received cash proceeds of $4.4 million. Subsequent to this borrowing, and based on subsequent repayments, as of November 5, 2009 we had $18.5 million in availability under this facility. As the BB&T Purchase Facility is revolving, pursuant to the terms of the facility, availability increases as the outstanding balance is paid down during the revolving advance period.

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

During the nine months ended September 30, 2009, we pledged $26.0 million of VOI notes receivable to this facility and received cash proceeds of $23.4 million. In addition to these borrowings we also had repayments of $10.7 million.

In October 2009, we transferred $7.6 million of VOI notes receivable to Liberty and received cash proceeds of $6.8 million. Subsequent to this borrowing, and based on subsequent repayments, we had $13.7 million in availability for this facility. As the Liberty Bank facility is revolving, pursuant to the terms of the facility, and, availability under the facility increases as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid, up to the $75.0 million facility limit through the expiration of the advance period, pursuant to the terms of the facility.

The Foothill Facility. We have a revolving credit facility with Wells Fargo Foothill, LLC (“Foothill”). Historically, we have primarily used this facility for borrowings collateralized by Bluegreen Communities receivables and inventory, but we may also use this facility for borrowings collateralized by the pledge of VOI receivables. The borrowing period for advances on eligible receivables expires on December 31, 2009, and the maturity date of all borrowings is December 31, 2010. The advance rate ranges from 85% to 90% of certain VOI receivables. Borrowings under this facility are subject to eligible collateral and customary terms and conditions. The interest rate charged on outstanding receivable borrowings under the facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance under certain sub-lines is greater than or equal to $15.0 million. If the average monthly outstanding loan balance under certain sub-lines is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.

During the nine months ended September 30, 2009, we pledged $11.5 million of notes receivable to this facility and received cash proceeds of $10.3 million. In addition to these borrowings, we also made repayments of $20.9 million. As the Foothill facility is revolving, pursuant to the terms of the facility, availability under the facility increases as cash is received on the VOI notes receivable collateralized under the facility and Foothill is repaid, up to the $30.0 million facility limit through the expiration of the advance period.

We have signed a non-binding term sheet with Foothill to refinance approximately $40.3 million of debt with Wachovia Bank, extending the maturities to occur over a 48 month period. See also “Wachovia Notes Payable” and “Wachovia Lines of Credit”. In addition, this term sheet would provide us with an expansion and extension of our existing Foothill receivable-backed credit facility. There can be no assurances that the transactions contemplated by the term sheet will occur on favorable terms to us, if at all, as this transaction is subject to further approval and certain conditions precedent.

Other Effective Receivable Capacity. Pursuant to the terms of certain of our prior term securitizations and similar type transactions, we have the ability to substitute new eligible VOI notes receivable into such facilities in the event receivables that were previously sold in such transactions are defaulted or are the subject of an owner upgrade transaction, subject to certain limitations. These substitutions result in us receiving additional cash through our monthly distribution on our retained interest in notes receivable sold. We intend to continue to use this other effective receivable capacity for the foreseeable future, subject to the terms and conditions of the applicable facilities.

Credit Facilities for Bluegreen Receivables without Future Availability

We have outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. We had the following such credit facilities outstanding as of September 30, 2009 (in thousands):

	Balance as of September 30, 2009	Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2009

The GE Bluegreen/Big Cedar Facility	$35,383	April 16, 2016	30 day LIBOR+1.75%; 2.00%
The GMAC Receivables Facility	5,771	Feb. 15, 2015	30 day LIBOR+4.00%; 4.25%

Total	$41,154

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

During the nine months ended September 30, 2009, we pledged $6.0 million of VOI notes receivable as collateral for this facility and received cash proceeds of $5.8 million. In addition during the first quarter of 2009, we received approximately $4.7 million which represents an additional borrowing up to the 97% borrowing base, with no additional VOI receivables being pledged. During 2009, we repaid $8.9 million.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our resorts or communities inventories. Such obligations outstanding as of September 30, 2009, included the following significant items (in thousands):

	Balance as of September 30, 2009	Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2009

The GMAC AD&C Facility	$93,153	June 30, 2012(1)	30 day LIBOR+4.50%; 4.75%
The GMAC Communities Facility	46,571	December 31, 2012(2)	Prime + 2.00%; 10.00%(2)
Wachovia Notes Payable	24,566	Varies by loan (3)	30 day LIBOR + 2.00-2.35; 2.25% – 2.60%
The Textron Facility	14,796	Varies by loan (4)	Prime + 1.25 - 1.50%; 4.50% – 4.75%

Total	$179,086

(1)

Repayment of the outstanding amount is effected through release payments as the related collateral of VOI inventory is sold, subject to periodic minimum required amortization between September 30, 2009 and maturity.

(2)

Principal payments are effected through agreed-upon release prices as real estate collateralizing the GMAC Communities Facility is sold, subject to quarterly cumulative payments commencing in January 2010 to fully amortize the loan by December 31, 2012. The interest rate on the GMAC Communities Facility was amended to the prime rate plus 2%, subject to various floors described below.

(3)

The maturity date for this facility varies by loan. The maturity date associated with our Rocky River Preview Center loan is May 1, 2026, which represents $3.9 million as of September 30, 2009. The maturity date associated with our Club La Pension loan is June 10, 2012, which represents $3.7 million as of September 30, 2009. The maturity date associated with our Williamsburg Patrick Henry loan is December 15, 2009, which represents $10.5 million as of September 30, 2009. The maturity date associated with our Williamsburg Liberty Inn loan is July 31, 2010, which represents $6.5 million as of September 30, 2009.

(4)

The maturity date for this facility varies by loan. The maturity date associated with our Odyssey Dells Resort loan is December 31, 2011, which represents $9.0 million as of September 30, 2009. The maturity date associated with our Atlanta Palace Resort is April 2013, which represents $5.8 million as of September 30, 2009.

The GMAC AD&C Facility. This facility was used to finance the acquisition and development of certain of our resorts and currently has three outstanding project loans. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”), is June 30, 2012 and $70.3 million was outstanding on this loan as of September 30, 2009. Maturity dates for two project loans related to our Fountains resort in Orlando, Florida (the “Fountains Loans”) are September 2010 and March 2011, with $15.5 million and $7.3 million, respectively, outstanding as of September 30, 2009. Principal payments are effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the GMAC AD&C Facility are sold, subject to periodic minimum required amortization on the Club 36 Loan and the Fountains Loans. The facility bears interest at a rate equal to the 30-day LIBOR plus 4.50%. In addition, in July 2009 we pledged two of our existing undeveloped resort properties as additional collateral under the GMAC AD&C Facility.

During the nine months ended September 30, 2009, we repaid $6.6 million of the outstanding balance under this facility. As of September 30, 2009 we had no availability under this facility.

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

On July 1, 2009, we amended this credit facility extending the maturity of the facility to December 31, 2012. Prior to this amendment, $8.0 million and $49.6 million of the amounts outstanding under the GMAC Communities Facility were due in July 2009 and September 2009, respectively. In connection with the amendment, we repaid $10.0 million of the outstanding balance under the GMAC Communities Facility at closing, and agreed to make minimum quarterly cumulative payments commencing in January 2010 to fully amortize the loan by December 31, 2012. Principal payments are effected through agreed-upon release prices as real estate collateralizing the GMAC Communities Facility is sold, subject to the minimum required amortization discussed above. The interest rate on the GMAC Communities Facility was amended to the prime rate plus 2%, subject to the following floors: (1) 10% until the balance of the loan has been reduced by a total of $25 million (inclusive of the $10 million principal pay down referred to above) from the closing date balance, (2) 8% until the balance of the loan is less than or equal to $20 million, and (3) 6% thereafter. In addition to the existing residential community projects and golf courses which already collateralized the GMAC Communities Facility, we pledged three of its other golf courses as additional collateral for the facility. We also agreed to pay certain fees and expenses in connection with the amendment, a portion of which is deferred until the maturity date and may be waived under certain circumstances.

During the nine months ended September 30, 2009, we repaid $12.8 million under this facility.

Textron AD&C Facility. In April 2008, Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility has historically been used to facilitate the borrowing of funds for resort acquisition and development activities. Bluegreen Corporation has guaranteed all sub-loans under the master agreement. Interest on the Textron AD&C Facility is equal to the prime rate plus 1.25% - 1.50% and is due monthly.

On October 28, 2009, we entered into an amendment to the Textron AD&C Facility and a sub-loan under the Facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Odyssey Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan from October 31, 2010 to December 31, 2011, and revised the periodic minimum required principal amortization. Prior to the amendment, the next minimum required principal payment would have been $3.5 million on or before October 31, 2009 with the balance due on October 31, 2010. As amended, our next minimum required principal payment will be approximately $0.4 million in March 2010 with additional minimum required principal payments of $1.0 million per quarter thereafter through maturity. We will continue to pay Textron principal payments as we sell each timeshare interest that collateralizes the Odyssey Sub-Loan, which payments will count towards the minimum required principal payments. As of October 31, 2009, our outstanding borrowings under the Sub-Loan totaled approximately $7.4 million.

The Textron AD&C Facility originally had a facility limit of $75 million which represented the maximum amount of credit that Textron would extend for resort acquisition and development activities, subject to Textron’s further approval of sub-loans for specific projects. As of September 30, 2009, the remaining available credit under the Textron Facility was approximately $50.6 million. We had previously substantially completed our near-term intended development activities on existing projects under the Textron AD&C Facility and BVU had no intentions to acquire additional projects prior to the expiration of the Textron AD&C Facility’s project approval period in April 2010. Therefore, in exchange for the extended maturities on the Odyssey Sub-Loan, we agreed to amend the Textron Facility to terminate our remaining availability.

The maturity date of the other outstanding sub-loan under the Textron AD&C Facility, subject to minimum required amortization during the periods prior to maturity, is April 2013 for $5.8 million outstanding on a sub-loan used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey.

The Wachovia Notes Payable. As of September 30, 2009, we had approximately $24.6 million outstanding to Wachovia Bank, N.A. (“Wachovia”) under various notes payable collateralized by certain of our timeshare resorts or sales offices (the “Wachovia Notes Payable”). In October 2009, we extended the maturity of a $10.5 million note payable on our Williamsburg resort from November 4, 2009 to December 15, 2009. We have signed a non-binding term sheet with Foothill to refinance all of the Wachovia Notes Payable with repayment to occur as the underlying collateral is sold in the normal course of business, subject to periodic minimum amortization over a 48-month period. There can be no assurances that such refinancing will be obtained as contemplated in the term sheet, if at all, as this transaction is subject to further approval and certain conditions precedent.

Unsecured Credit Facility – Wachovia Line-of-Credit

We have an unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75% (2.00% at September 30, 2009). Interest is due monthly. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type.

During the nine months ended September 30, 2009, we borrowed $8.0 million under this line-of-credit for general corporate purposes.

On July 30, 2009, we extended the maturity of this line-of-credit for 90 days to October 30, 2009 and paid $2.2 million reducing the outstanding balance under the line-of-credit to $15.7 million. In connection with the extension, we agreed to amend the line-of-credit to terminate any future availability. In October 2009, the maturity of this line-of-credit was extended to December 15, 2009, and we signed a non-binding term sheet with Foothill to refinance this facility and amortize this facility over a 48 month period (see “The Foothill Facility”). The term sheet contemplates us providing collateral for this facility and amending covenants, other terms and conditions. There can be no assurances that such refinancing will be obtained on the terms contemplated in the term sheet, if at all, as this transaction is subject to further approval and certain conditions precedent.

Commitments

Our material commitments as of September 30, 2009 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal and interest payments, respectively, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of September 30, 2009, which excludes the impact of the non-binding Foothill term sheet previously discussed (in thousands):

	Payments Due by Period

Contractual Obligations	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Receivable-backed notes payable	$—	$13,459	$56,162	$173,996	$243,617
Lines-of-credit and notes payable	62,620	103,404	30,604	5,319	201,947
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	11,417	17,251	10,399	32,106	71,173

Total contractual obligations	74,037	134,114	97,165	322,248	627,564

Interest Obligations(1)

Receivable-backed notes payable	12,359	23,776	23,372	50,236	109,743
Lines-of-credit and notes payable	9,862	10,991	1,055	1,095	23,003
Jr. Subordinated debentures	9,916	14,402	11,396	121,795	157,509

Total contractual interest	32,137	49,169	35,823	173,126	290,255

Total contractual obligations	$106,174	$183,283	$132,988	$495,374	$917,819

(1)	Assumes that the interest rate on variable rate debt remains the same as the rate at September 30, 2009.

We intend to use cash flow from operations, including cash received from the sale/pledge of VOI notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments required on contractual obligations. While this may not prove to be the case, we believe that we will continue to be successful in renewing certain debt facilities and/or obtaining extensions. Based on this and the expected positive impact on our financial position of the strategic initiatives implemented in the fourth quarter of 2008, we believe that we will be in a position to meet required debt payments when we expect them to be ultimately due, however there can be no assurance that this will be the case.

We estimate that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $3.4 million as of September 30, 2009. We estimate that the total cash required to complete the phases of our Bluegreen Communities projects in which sales have occurred was approximately $21.4 million as of September 30, 2009. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made through a sales contract to a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next three to ten years, primarily with cash generated from operations. There can be no assurance that we will be able to generate the cash from operations necessary to complete the foregoing or that actual costs will not exceed those estimated.

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

Vacation Ownership Receivables Purchase Facilities – Off-Balance Sheet Arrangements

We have historically chosen to monetize our receivables through various facilities and through periodic term securitization transactions, as these arrangements provide us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have historically generated gains on our income statement on a periodic basis, which would not be realized under a traditional financing arrangement. As previously discussed, we made the decision to structure future sales of our notes receivable so that they are accounted for as on-balance sheet borrowings. Recently, the term securitization market has had minimal activity and there is no assurance that these types of transactions will be available in the future at acceptable cost, if at all. Based on our expected lower resorts sales pace, we do not believe that we will need to enter into any new receivable financing facilities or term securitizations until the fourth quarter of 2010; however, there is no assurance that this will be the case or that such facilities or term securitizations will be available at that time.

Historically, we have been a party to a number of securitization-type transactions, all of which in our opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, we sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. The receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity retained residual interest in the receivables sold. We have acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable transaction documents, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and our special purpose subsidiary as the holder of the retained interest in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables, pursuant to the terms of the transaction documents. However, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds are paid to outside investors until they receive the full amount owed to them and only then are payments made to our subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of our retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the utilization of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent of any remaining commitment to purchase receivables from our special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization-type facility, certain breaches of our obligations as servicer or other events allow the indenture trustee to cause the servicing to be transferred to a substitute third party servicer. In that case, our obligation to service the receivables would terminate and we would cease to receive a servicing fee.

The following is a summary of significant financial information related to our off-balance sheet facilities and securitizations and the related on-balance sheet retained interests during the periods presented below (in thousands):

	As of

	December 31, 2008	September 30, 2009

On-Balance Sheet:
Retained interests in notes receivable sold	$113,577	$82,712

Off-Balance Sheet:
Notes receivable sold without recourse	545,496	470,282
Principal balance owed to note receivable purchasers	498,809	426,076

	Three Months Ended

	September 30, 2008	September 30, 2009

Income Statement:
Interest accretion on retained interests in notes receivable sold (2)	$3,371	$4,121
Servicing fee income	2,316	1,841

	Nine Months Ended

	September 30, 2008	September 30, 2009

Income Statement:
Gain on sales of notes receivable (1)	$8,245	$—
Interest accretion on retained interests in notes receivable sold (2)	11,652	14,999
Servicing fee income	7,282	5,839

(1)	Classified as VOI sales, pursuant to timeshare accounting rules.

(2)	Net of other-than-temporary decreases in the fair value of retained interest in notes receivable sold.

See Note 2 in Item 1 of this Report for additional information relating to our off-balance sheet arrangements.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our reports that we file under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Bluegreen Resorts

Kelly Fair Labor Standards Act Lawsuit

In Cause No. 08-cv-401-bbc, styled Steven Craig Kelly and Jack Clark, individually and on behalf of others similarly situated v. Bluegreen Corporation, in the United States District Court for the Western District of Wisconsin, two former sales representatives brought a lawsuit on July 28, 2008 in the Western District of Wisconsin on behalf of themselves and putative class members who are or were employed by us as sales associates and compensated on a commission-only basis. Plaintiffs alleged that we violated the Fair Labor Standards Act (“FLSA”), and that they and the collective class are or were covered, non-exempt employees under federal wage and hour laws, and were entitled to minimum wage and overtime pay consistent with the FLSA. On July 10, 2009 the parties settled the case and we agreed to pay the sum of approximately $1.5 million (including attorneys fees and costs) without admitting any wrongdoing. This amount was accrued at September 30, 2009 and will be paid to the Plaintiffs in satisfaction of the class members’ possible state and federal claims. The settlement received court approval on October 30, 2009.

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. Except as otherwise described above, during the third quarter of 2009, there were no material developments with respect to any claims which are not routine litigation incidental to our business.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A of our Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended September 30, 2009, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases may be made under such program from time to time, subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of September 30, 2009, there were 694,500 shares remaining for purchase under our current repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders.

On November 4, 2009, the Company held its Annual Meeting of Shareholders. Results of votes with respect to proposals submitted at that meeting are as follows:

a)

The election of four directors to serve for a term of three years expiring at the 2012 Annual Meeting of Shareholders. Our shareholders voted to elect each of the four nominees, and the votes recorded with respect to each nominee were as follows:

	Shares Voted

Nominee	For	Against	Abstain	Total

Norman H. Becker	29,342,609	—	2,253,471	31,596,080
Robert F. Dwors	29,344,795	—	2,251,285	31,596,080
J. Larry Rutherford	25,677,767	—	5,918,313	31,596,080
Arnold Sevell	25,676,175	—	5,919,905	31,596,080

Our Board of Directors is divided into three classes that have staggered terms expiring at our Annual Meeting of Shareholders over the next three years.

b)

The approval of an amendment to our Restated Articles of Organization to increase the number of authorized shares of our common stock from 90,000,000 shares to 140,000,000 shares. Our shareholders voted to approve this proposal, with 28,756,045 votes for and 2,832,176 votes against. There were 7,859 abstentions.

c)

The approval of an amendment to our 2008 Stock Incentive Plan, as described in detail under Item 5 below. Our shareholders voted to approve this proposal with 19,399,543 votes for and 6,334,688 votes against. There were 6,839 abstentions and 5,855,010 broker non-votes.

d)

The ratification of the appointment of our independent registered public accounting firm for the fiscal year ended December 31, 2009. Our shareholders voted to approve this proposal with 31,476,527 votes for and 46,144 votes against. There were 73,409 abstentions.

Item 5. Other Information.

Stock Plan Amendment. As previously described, at the Annual Meeting of the Bluegreen Corporation Shareholders held on November 4, 2009, our shareholders approved, among other things, an amendment (the “Amendment”) to the our 2008 Stock Incentive Plan (the “Plan”) which increased the aggregate number of shares of the our common stock available for grant under the Plan from 4,000,000 shares to 10,000,000 shares. The Amendment also (i) increased the number of shares of restricted stock and the number of shares underlying stock options which may be granted during any calendar year to our covered employees, as well as the number of shares underlying options which may be granted to any person under the Plan during any calendar year, to the full amount of shares available for grant under the Plan, (ii) gives the committee responsible for administering the Plan (which is currently the our Compensation Committee) the discretion to re-price previously granted stock options and/or substitute new awards for previously granted awards which have less favorable terms, including higher exercise prices, and (iii) re-affirmed the performance goals under the Plan such that, for the remaining term of the Plan, we may grant performance-based restricted stock awards under the Plan without any further shareholder approval. Other than as described above, the terms and conditions of the Plan, which were approved by the Company’s shareholders at the Company’s 2008 Annual Meeting of Shareholders, were not impacted by the Amendment. The proposal relating to the Amendment, which is included on pages 30 through 34 of the our Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on October 16, 2009 (the “Proxy Statement”), and the full text of the Plan, as amended by the Amendment, which is included as Appendix B to the Proxy Statement, are incorporated herein by reference.

Shareholder Proposals for the 2010 Annual Meeting. Although, as described above, we held our 2009 Annual Meeting of Shareholders during November 2009, consistent with our historical practice, we expect to hold our 2010 Annual Meeting of Shareholders during May 2010. As a result, the deadlines for shareholder proposals for the 2010 Annual Meeting of Shareholders which were set forth in the Proxy Statement for the 2009 Annual Meeting of Shareholders are revised as follows. Shareholder proposals intended to be presented at the 2010 Annual Meeting of Shareholders must be received by us by no later than December 30, 2009 and otherwise comply with the requirements of Rule 14a-8 under the Exchange Act to be considered for inclusion in our proxy materials for the meeting. In addition, for a shareholder proposal to be considered timely such that, pursuant to Rule 14a-4 under the Exchange Act, we may not exercise our discretionary authority to vote on such matters at the 2010 Annual Meeting of Shareholders, the proposal must be received by us on or before March 15, 2010. In each case, shareholder proposals should be sent to Bluegreen Corporation, 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431, Attn: Anthony M. Puleo, Secretary.

Item 6. Exhibits.

3.1	Restated Articles of Organization, as amended (incorporated by reference to filing of our Definitive Proxy Statement on Form DEF 14A filed on October 16, 2009).

10.100

First Amendment to Master Acquisition, Development and Construction Facility Loan and Security Agreement dated October 28, 2009, by and among Bluegreen Vacations Unlimited, Bluegreen Corporation, and Textron Financial Corporation.

10.200

First Amendment to Amended and Restated Acquisition and Construction Loan and Security Agreement (Sub-loan and Security Agreement for Mt. Olympus Resort) dated October 28, 2009 by and among Bluegreen Vacations Unlimited, Bluegreen Corporation, and Textron Financial

Corporation.

10.300	Amendment to Promissory Note from Bluegreen Corporation (“Borrower”) to Wachovia Bank, National Association (“Wachovia”) in the original principal amount of $15,7000,000 dated July 30, 2009.

10.400	Bluegreen Corporation 2008 Stock Incentive Plan (incorporated by reference to filing of our Definitive Proxy Statement on Form DEF 14A filed on October 16, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN CORPORATION
(Registrant)

Date: November 9, 2009	By:	/S/ JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009	By:	/S/ ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 9, 2009	By:	/S/ RAYMOND S. LOPEZ

Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)