Form 10-K
period 2009-12-31
BLUEGREEN CORP
filed 2010-03-31
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $38,895,142 based upon the closing sale price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2009 ($2.52 per share). For this purpose, “affiliates” include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 10% of the Company’s outstanding Common Stock.

As of March 1, 2010, there were 32,549,542 shares of the registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the definitive proxy statement to be filed for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

The terms “The Hammocks at Marathon™,” “Orlando’s Sunshine Resort™,” “Solara Surfside™,” “Mountain Run at Boyne™,” “The Falls Village™,” “Bluegreen Wilderness Club™,” “Grande Villas at World Golf Village™,” “The Lodge Alley Inn™,” “Carolina Grande™,” “Harbour Lights™,” “BG Patrick Henry Square™,” “SeaGlass Tower™,” “Shore Crest Vacation Villas™,” “Laurel Crest™,” “MountainLoft™,” “MountainLoft Resort II™,” “Daytona SeaBreeze™,” “Shenandoah Crossing™,” “Christmas Mountain Village™,” “Club La Pension™,” “Bluegreen Odyssey Dells™,” “Traditions of Braselton™,” “Sanctuary Cove at St. Andrews Sound™,” “Catawba Falls Preserve™,” “Chapel Ridge™,” “Mountain Lakes Ranch™,” “Silver Lakes Ranch™,” “Mystic Shores™,” “Lake Ridge™,” “Lake Ridge at Joe Pool Lake™,” “Ridge Lake Shores™,” “Quail Springs Ranch™,” “SugarTree at the Brazos™,” “Mountain Springs Ranch™,” “Havenwood at Hunter’s CrossingTM,” “Vintage Oaks at the Vineyard™,” “King Oaks™,” “The Bridges at Preston Crossings™,” “Crystal Cove™,” “Fairway Crossings™,” “Woodlake™,” “Saddle Creek Forest™,” “The Settlement at Patriot Ranch™,” “Carolina National™,” “Brickshire™,” “Preserve at Jordan Lake™,” “Encore Dividends™,” “Bluegreen Preferred™,” “BG Pirates Lodge™,” “Bluegreen Traveler Plus™,” “BG Club 36™,” “Bluegreen Wilderness Club at Long Creek Ranch™,” and “Bluegreen Wilderness Traveler at Shenandoah™” are trademarks or service marks of Bluegreen Corporation in the United States.

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

Introduction

We are a leading provider of colorful places to live and play through our resorts and residential community businesses. We are organized into two divisions: Bluegreen Resorts and Bluegreen Communities. In 2009, Bluegreen Resorts sales represented 92% of our sales of real estate and Bluegreen Communities represented 8% of our sales of real estate. Bluegreen Resorts markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by us or developed by others. We also earn fees from third parties for providing sales, marketing, mortgage servicing, construction management, title, and resort management services to third party resort developers and owners. Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites. The majority of these homesites are sold directly to retail customers who seek to build a home, in some cases on properties featuring a golf course and related amenities. Bluegreen Communities recently began offering real estate consulting and other services to third parties.

During the fourth quarter of 2008, in light of the turmoil and contraction of the commercial credit markets, we implemented strategic initiatives to significantly reduce resorts sales operations and related overhead in an effort to conserve cash and increase efficiencies. Such initiatives included closing certain sales offices; eliminating lower-efficiency marketing programs; reducing overhead including eliminating a significant number of staff positions across a variety of areas at various locations; reducing our overall capital spending; limiting sales to borrowers who meet FICO® score based underwriting standards, increasing interest rates on new sales transactions for which we provided financing, and implementing sales associate incentives for cash purchases thus reducing the proportion of sales requiring financing while increasing the proportion of sales providing cash proceeds. During 2008 and 2009, we also made changes in the operations of Bluegreen Communities with a goal of minimizing the cash requirements of its operations in light of current economic conditions and the deterioration of the real estate markets. See “Liquidity and Capital Resources” for further explanation of these activities and their expected impact on us.

Bluegreen Resorts

Bluegreen Resorts has been involved in the vacation ownership industry since its inception in 1994. As of December 31, 2009, we managed approximately 222,600 VOI owners, including approximately 168,500 members in the Bluegreen Vacation Club, and we sell VOIs in the Bluegreen Vacation Club at 21 sales offices located at resorts located in the United States and Aruba. A deeded real estate interest in a Bluegreen Vacation Club VOI in any of our resorts entitles the buyer to an annual or biennial allotment of “points” in perpetuity. Club members may use their points to stay in one of 27 Bluegreen Vacation Club – Club Resorts and 27 other Club Associate resorts as well as for other vacation options, including cruises and stays at over 4,000 resorts offered through Resort Condominiums International, LLC (“RCI”), an external exchange network. Club members who acquired or upgraded their VOIs on or after November 1, 2007 also have access to 21 Shell Vacation Club (“Shell”) resorts, through our Select Connections™ joint venture with Shell. Shell is an unaffiliated privately-held resort developer. The following table lists the Bluegreen Vacation Club and Club Associate Resorts:

Bluegreen Vacation Club - Club Resorts (1)	Location

Daytona SeaBreeze (2)	Daytona Beach Shores, Florida
The Hammocks at Marathon (2)	Marathon, Florida
The Fountains (2)	Orlando, Florida
Orlando’s Sunshine Resort I & II (2)	Orlando, Florida
Casa del Mar Beach Resort (2)	Ormond Beach, Florida
Grande Villas at World Golf Village (2)	St. Augustine, Florida
Solara Surfside (2)	Surfside, Florida
Bluegreen Club La Pension (2)	New Orleans, Louisiana
Mountain Run at Boyne (2)	Boyne Falls, Michigan
The Falls Village (2)	Branson, Missouri
Bluegreen Wilderness Club at Big Cedar (2)(3)	Ridgedale, Missouri
Bluegreen Wilderness Club at Long Creek (2)(3)	Ridgedale, Missouri
BG Club 36 (2)	Las Vegas, Nevada
The Suites at Hershey (2)	Hershey, Pennsylvania
The Lodge Alley Inn (2)	Charleston, South Carolina
Carolina Grande (2)	Myrtle Beach, South Carolina
Harbour Lights (2)	Myrtle Beach, South Carolina
SeaGlass Tower (2)	Myrtle Beach, South Carolina
Shore Crest Vacation Villas I & II (2)	North Myrtle Beach, South Carolina
MountainLoft (2)	Gatlinburg, Tennessee
Laurel Crest (2)	Pigeon Forge, Tennessee
Shenandoah Crossing (2)	Gordonsville, Virginia
Bluegreen Wilderness Traveler at Shenandoah (2)	Gordonsville, Virginia
BG Patrick Henry Square (2)	Williamsburg, Virginia
Bluegreen Odyssey Dells (2)	Wisconsin Dells, Wisconsin
Christmas Mountain Village (2)	Wisconsin Dells, Wisconsin
La Cabana Beach and Racquet Club (4)	Oranjestad, Aruba

Club Associate Resorts (1)	Location

Paradise Isle Resort	Gulf Shores, Alabama
Shoreline Towers Resort	Gulf Shores, Alabama
Cibola Vista Resort and Spa (2)(5)	Peoria, Arizona
Bluewater Resort at Cable Beach (2)(5)	Cable Beach, Nassau, Bahamas
Via Roma Beach Resort (2)	Bradenton Beach, Florida
Dolphin Beach Club (2)	Daytona Beach Shores, Florida
Fantasy Island Resort II (2)	Daytona Beach Shores, Florida
Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
Tropical Sands Resort	Fort Myers Beach, Florida
Windward Passage Resort	Fort Myers Beach, Florida
Gulfstream Manor (2)	Gulfstream, Florida
Resort Sixty-Six (2)	Holmes Beach, Florida
Outrigger Beach Club (2)	Ormond Beach, Florida
Landmark Holiday Beach Resort	Panama City Beach, Florida
Ocean Towers Beach Club	Panama City Beach, Florida
Panama City Resort & Club	Panama City Beach, Florida
Surfrider Beach Club	Sanibel Island, Florida
Petit Crest Villas at Big Canoe	Marble Hill, Georgia
Pono Kai Resort (2)	Kapaa (Kauai), Hawaii
Lake Condominiums at Big Sky	Big Sky, Montana
South Mountain Resort (5)(6)	Lincoln, New Hampshire
Bluegreen at Atlantic Palace (2)	Atlantic City, New Jersey
Foxrun Townhouses	Lake Lure, North Carolina
Sandcastle Village II	New Bern, North Carolina
Waterwood Townhouses	New Bern, North Carolina
Players Club	Hilton Head Island, South Carolina
Parkside Williamsburg Resort (2)(5)	Williamsburg, Virginia

(1)

Throughout this Annual Report on Form 10-K (“Annual Report”), any reference to “Club Resorts” refers to resorts where we developed or acquired a significant number of VOIs associated with the resorts, even if substantially all of the VOIs in the property have been sold to consumers. “Club Associate Resorts” refers to resorts within the Bluegreen Vacation Club where we did not acquire or develop a significant number of the VOIs associated with the resorts.

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

(5) This resort has become a Club Associate Resort as we sell VOIs in the resort as part of our fee-based-services business.

(6) Management of this resort by Bluegreen Resorts Management, Inc. is anticipated to begin during 2010, in connection with our fee-based services business.

Throughout this Annual Report on Form 10-K, “estimated remaining life-of-project sales” assumes the aggregate sales of the existing, currently under construction or development, and planned VOIs or homesites, at current retail prices. “Segment Operating Profit (Loss)” means the operating profit or loss of a business segment prior to the allocation of corporate overhead, interest income, other income and expense items, interest expense, non-controlling interests, provision for income taxes, discontinued operations, restructuring charges and goodwill impairment charges. See Note 15 of the Notes to Consolidated Financial Statements for further information and a reconciliation of Segment Operating Profit for our business segments to consolidated income before provision for income taxes.

Since our inception, we have generated approximately 328,000 VOI sales transactions, which include 2,593 VOI sales transactions on behalf of third party developers. Bluegreen Resorts’ estimated remaining life-of-project sales at December 31, 2009, were approximately $3.3 billion, which included $1.0 billion of completed inventory. For the year ended December 31, 2009, Bluegreen Resorts recognized Sales and Segment Operating Profit of $201.8 million and $37.7 million, respectively.

Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs, including marketing of mini-vacations either through face-to-face contact at kiosks in retail and leisure locations or through telemarketing campaigns and marketing to current owners of VOIs.

Our Bluegreen Vacation Club system permits our VOI owners to purchase a real estate timeshare interest which provides them with an annual or biennial allotment of points, which can be redeemed for occupancy rights at Bluegreen Vacation Club and Club Associate resorts. We believe the Bluegreen Vacation Club allows our VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs. We also offer a Sampler program. The Sampler program allows package purchasers to enjoy substantially the same amenities, activities and services offered to Bluegreen Vacation Club members during a one-year trial period. We believe that we benefit from the Sampler program as it gives us an opportunity to market our VOIs to customers when they use their trial memberships at our resorts and to recapture some of the costs incurred in connection with the initial marketing to prospective customers.

As a result of strategic initiatives implemented in the fourth quarter of 2008, we have realized higher down payments and a higher percentage of cash sales with our VOI customers compared to prior years, and, including down payments received on financed sales, 45% of our sales were received in cash within approximately 30 days from contract.  Our emphasis on cash resulted in us providing financing to approximately 68% of our VOI customers during the year ended December 31, 2009. Customers are required to make a down payment of at least 10% of the VOI sales price and typically finance the balance of the sales price over a period of ten years. In 2009, we began incentivizing our sales associates to encourage higher cash down payments, and we have increased both the percentage of our sales that are 100% cash and our average down payment on financed sales. As of December 31, 2009, we serviced $795.9 million of VOI receivables and our on-balance sheet vacation ownership receivables portfolio totaled approximately $348.7 million in principal amount. See “Accounting Pronouncements Not Yet Adopted” for further discussion. Historically we have maintained vacation ownership receivables warehouse facilities and separate vacation ownership receivables purchase facilities to maintain liquidity associated with our vacation ownership receivables; however, the term securitization market had experienced significantly reduced activity and transactions that were consummated were on significantly more adverse terms. As a result of this and other factors, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of our lenders, have announced that they either have or will be exiting the resort finance business or will not be entering into new financing commitments for the foreseeable future. In addition, the availability of financing for real estate acquisition and development and the capital markets for corporate debt have likewise been adversely impacted. See “Liquidity and Capital Resources” for a further discussion of our vacation ownership receivables facilities and certain risks relating to such facilities.

Bluegreen Communities

Bluegreen Communities focuses on developing and subdividing property and markets residential homesites. The majority of sites are sold directly to retail customers who seek to build a home generally in the future (in some cases on properties featuring a golf course and other related amenities). Bluegreen Communities has historically sought to acquire and develop land near major metropolitan centers, but outside the perimeter of intense subdivision development, and in popular retirement areas. Starting in the fourth quarter of 2008 and in response to the challenging economic environment, we began to only sell homesites in completed sections of our communities and significantly reduced our overall spending on development activities. As of December 31, 2009, Bluegreen Communities was actively engaged in marketing and selling homesites directly to retail consumers in communities primarily located in Texas, Georgia, and North Carolina. Bluegreen Communities had approximately $145.4 million of inventory at carrying value as of December 31, 2009. For the year ended December 31, 2009, Bluegreen Communities recognized sales of $17.6 million and Segment Operating Loss of $21.1 million.

Historically we have marketed our communities through a combination of newspaper, direct mail, television, billboard, internet and radio advertising. Bluegreen Communities also historically utilized a customer relationship management computer software system to assist us in compiling, processing, and maintaining information concerning future sales prospects. During 2009, our marketing of communities shifted to focus on internet advertising, consumer and broker outreach programs and billboards. Our conversion ratio of sales to prospects receiving on-site presentations was 21.7% in 2009.

We also currently own and operate two daily fee golf courses which we believe increase the marketability of adjacent homesites and communities.

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

Vacation ownership interests were first introduced in Europe in the mid 1960’s. Historically, the vacation ownership industry was highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. We believe that one of the most significant factors contributing to the historic growth of the vacation ownership industry has been the entry into the market of some of the world’s major lodging, hospitality and entertainment companies, such as Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc., and Wyndham Worldwide Corporation. Although vacation ownership operations currently comprise only a portion of these companies’ overall operations, we believe that their involvement in the vacation ownership industry has enhanced the industry’s image with the general public.

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

The Consumer. According to information compiled by various sources, we believe our typical customer to be married and between 45-64 years of age, with a household median income of approximately $80,000. According to the U.S. Census Bureau, the 45 to 64 year old age group is expected to grow over 10% from 2007 through 2020.

VOI Ownership. The purchase of a fixed-week VOI typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as a tenant-in-common with other buyers of interests in the property. We believe this traditional vacation ownership product lacks the flexibility provided to owners of a points-based vacation ownership product, and hence we have not sold fixed week VOIs for several years. Since January 2004, all of our sales offices have only sold VOIs.

Under a points system, such as the Bluegreen Vacation Club, the members purchase a real estate interest in a specific VOI resort, which is held in trust on the member’s behalf and provides the member with an annual or biennial allotment of points that can be redeemed for occupancy rights at participating resorts. We believe that compared to other vacation ownership arrangements, the points system offers members greater flexibility in planning their vacations. Members can stay for varying lengths of time on vacations for as little as 2 nights and as many nights as their points will allow on any one vacation. The number of points required for a stay at a resort varies depending on a variety of factors including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations according to their schedules, space needs, available inventory, and available points. Members’ unused points are typically automatically saved for one year beyond the year they were allotted, subject to certain usage restrictions. Members also typically may “borrow” points from the next year’s allotment, subject to certain restrictions and pre-payment of the owner’s maintenance fees.

The owners of VOIs manage the property through a nonprofit homeowners’ association that is governed by a board of directors or trustees, consisting of representatives of the developer (so long as the developer owns VOIs in the resort or as otherwise provided by law) and owners of VOIs at the resort. The board hires a management company to which it delegates many of the rights and responsibilities of the homeowners’ association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance. As of December 31, 2009, we directly or indirectly were managing 37 resorts, all of which are part of the Bluegreen Vacation Club.

Each VOI owner is required to pay a share of all of the costs of maintaining all of the properties in the Bluegreen Vacation Club system. These charges generally consist of an annual maintenance fee plus applicable real estate taxes and special assessments, which are assessed on an as-needed basis. If the VOI owner does not pay such charges, such owner’s use rights in Bluegreen Vacation Club may be suspended and the homeowners’ association may foreclose on the owner’s VOI, subject to the lenders first mortgage lien on the VOI, if any.

Participation in Independent VOI Exchange Networks. We believe that our VOIs are made more attractive by our affiliation with an international VOI exchange network such as RCI. All of our VOI resorts are currently affiliated with RCI, and most of our Club Resorts have been awarded RCI’s highest designation (Gold Crown). A VOI owner’s participation in the RCI exchange network allows such owner to exchange his annual VOI for occupancy at over 4,000 participating resorts, based upon availability and the payment of a variable exchange fee. RCI’s participating resorts are located throughout the world in over 100 countries. No assurance can be given that our resorts will continue to qualify for participation in international exchange networks, or that our customers will continue to be satisfied with these networks. Our failure or the failure of any of our resorts to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on us. In 2009, approximately 7% of our owners utilized the RCI exchange network for a weekly exchange. Additionally, Bluegreen Vacation Club members who are also members of Traveler Plus may use their points for hotel stays with World Hotels, RV site stays within the Coast to Coast network, or various cruise vacations.

In September 2007, we entered into a joint venture agreement with Shell Vacations Club to create Select Connections™. Club members who acquired or upgraded their VOIs on or after November 1, 2007 also have access to 21 Shell Vacation Club (“Shell”) resorts, through this joint venture with Shell. The Select Connections™ joint venture also provides members of Shell Vacations Club access to Bluegreen Resorts.

Bluegreen Communities

We believe that Bluegreen Communities operates within a specialized niche of the real estate industry that focuses on the sale of residential homesites to retail customers who typically intend to build a custom home at some point in the future. The participants in this market are generally individual landowners who are selling specific parcels of property for development by others and small developers who focus primarily on projects in their region.

Unlike commercial homebuilders who focus on vertical development, such as the construction of single and multi-family housing structures, Bluegreen Communities focuses primarily on horizontal development activities, such as grading, roads and utilities. As a result, the projects undertaken are less capital intensive than those generally undertaken by commercial homebuilders.

Bluegreen Communities also historically developed daily-fee golf courses and related amenities as the centerpieces of certain residential land communities. As of December 31, 2009, we were marketing homesites in five communities that include golf courses developed or owned either by us or third parties. There are additional costs associated with the maintenance and management of golf courses. On December 31, 2009, we sold four of our golf courses located in North Carolina and Virginia for an aggregate purchase price of approximately $10.3 million. Subsequent to the sale, as of December 31, 2009, we owned and operated two golf courses. There is no assurance that we will be able to successfully develop golf courses or manage the courses at a profit.

Company Products and Services

Bluegreen Club Resorts

Set forth below is a description of each of our Club Resorts. We consider resorts to be Club Resorts if we acquired or developed a significant number of VOIs in the resorts, even if substantially all of the VOIs in the property have been sold to consumers. We are presenting this information to provide a general description of the Club Resorts that are available for use by members of the Bluegreen Vacation Club. Units at most of the properties have amenities typically including a full kitchen, two televisions, a DVD and a CD player, fireplaces, whirlpool tubs, and video game systems. Most properties offer guests a clubhouse (with an indoor or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. We manage all of our owned resorts, either directly or through a subcontract.

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

The Fountains — Orlando, Florida. This 54-acre resort is located on Lake Eve and is minutes away from Central Florida’s family attractions, including Walt Disney World®, SeaWorld® and Universal Studios®. Amenities include a clubhouse with a heated indoor/outdoor swimming pool, a pool bar, a massage room, steam and sauna rooms, a family activity room, a tennis court, a basketball court, and a resort style pool facility, as well as an on-site Domino’s Pizza® and a Benihana restaurant.

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

Nevada

BG Club 36 — Las Vegas, Nevada. This 478 unit resort is located just off the Las Vegas Strip and features amenities including an indoor pool, outdoor sundeck, poolside bar, fitness center, and two on site restaurants. BG Club 36 features both one- and two-bedroom villas with Parisian Art Deco décor.

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

Laurel Crest — Pigeon Forge, Tennessee. Laurel Crest is located in close proximity to the Great Smoky Mountains National Park and the Dollywood theme park. In addition, visitors to Pigeon Forge can enjoy over 200 factory outlet stores and music shows featuring renowned country music stars as well as partake in a variety of outdoor activities, such as horseback riding, trout fishing, boating, golfing and white water rafting. When fully developed, we anticipate that this resort will include 202 units.

Virginia

Shenandoah Crossing — Gordonsville, Virginia. Shenandoah Crossing, which currently includes 262 units, features an 18-hole golf course (which is owned and operated by an unaffiliated third party), indoor and outdoor swimming pools, tennis courts, horseback riding trails and a lake for fishing and boating.

Bluegreen Wilderness Traveler at Shenandoah — Gordonsville, Virginia. This property is currently under development and is located adjacent to our existing resort, Shenandoah Crossing. When completed, Wilderness Traveler at Shenandoah will provide Bluegreen Vacation Club members with a high quality vacation experience in the “great outdoors”. Accommodations will consist of cabins, luxury campsites for recreational vehicles and fully furnished climate-controlled platform tents, as well as outdoor-themed amenities and programs. When fully developed, we anticipate that this resort will include 208 units.

BG Patrick Henry Square – Williamsburg, Virginia. This 72 unit resort is located only ½ a block from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchen and colonial-inspired décor. Attractions include Busch Gardens® Williamsburg, and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions. When fully developed, we anticipate that this resort will include 351 units.

Wisconsin

Christmas Mountain Village — Wisconsin Dells, Wisconsin. Christmas Mountain Village offers a 27-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include horseback riding, tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools. This resort attracts customers primarily from the greater Chicago area and other locations within an eight to ten hour drive of Wisconsin Dells. When fully developed, we anticipate that this resort will include 309 units.

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

The following table describes the relative size, and stage of development of, as well as the amount and the estimated sales value of our remaining unsold inventory at each of our Club Resorts. Although all inventory is sold as VOIs, we disclose the size and inventory information in terms of number of vacation homes for ease of comparability between our resorts and those of other companies in the industry. “Vacation homes” are individual lodging units (e.g., condominium-style apartments, town homes, cabins, luxury campsites, etc.):

Resort	Daytona SeaBreeze	The Hammocks at Marathon	The Fountains	Orlando’s Sunshine Resort	Casa del Mar Beach Resort

Location	Daytona Beach Shores, FL	Marathon, FL	Orlando, FL	Orlando, FL	Ormond Beach, FL

Year acquired (1)	2005	2003	2003	1997	2003
Number of vacation homes completed	80	58	571	90	43
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	175	—	—
Total current and future vacation homes	80	58	746	90	43
Percentage of total current and future vacation homes sold(3)	85%	87%	60%	89%	95%
Estimated remaining life-of-project sales (in millions) (4)	$8.5	$9.9	$447.5	$9.7	$2.0

Resort	Grande Villas at World Golf Village	Solara Surfside Resort	Mountain Run at Boyne	The Falls Village	Bluegreen Wilderness Club at Big Cedar

Location	St. Augustine, FL	Surfside, FL	Boyne Falls, MI	Branson, MO	Ridgedale, MO

Year acquired (1)	2003	2001	2002	1997	2000
Number of vacation homes completed	152	58	104	164	294
Number of vacation homes under construction	—	—	—	—	18
Number of future vacation homes (2)	—	—	—	111	12
Total current and future vacation homes	152	58	104	275	324
Percentage of total current and future vacation homes sold(3)	91%	73%	83%	52%	74%
Estimated remaining life-of-project sales (in millions) (4)	$13.9	$8.6	$12.7	$81.1	$126.3

Resort	Long Creek Ranch at Big Cedar	La Cabana Beach and Racquet Club	BG Club 36	The Suites at Hershey	The Lodge Alley Inn

Location	Ridgedale, MO	Oranjestad, Aruba	Las Vegas, NV	Hershey, PA	Charleston, SC

Year acquired (1)	2007	1997	2006	2004	1998
Number of vacation homes completed	29	449	478	79	90
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	160	—	—	—	—
Total current and future vacation homes	189	449	478	79	90
Percentage of total current and future vacation homes sold(3)	6%	96%	18%	82%	95%
Estimated remaining life-of-project sales (in millions) (4)	$389.9	$13.1	$373.4	$12.8	$3.5

Resort	Carolina Grande	Harbour Lights	Seaglass Tower	Shore Crest Vacation Villas	Mountain Loft

Location	Myrtle Beach, SC	Myrtle Beach, SC	Myrtle Beach, SC	Myrtle Beach, SC	Gatlinburg, TN

Year acquired (1)	2005	1997	2005	1996	1994
Number of vacation homes completed	118	240	144	240	284
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	78	—	—	190
Total current and future vacation homes	118	318	144	240	474
Percentage of total current and future vacation homes sold(3)	97%	72%	86%	95%	54%
Estimated remaining life-of-project sales (in millions) (4)	$5.1	$65.0	$15.4	$10.5	$213.6

Resort	Laurel Crest	Shenandoah Crossing	Bluegreen Wilderness Traveler at Shenandoah	BG Patrick Henry Square	Club La Pension

Location	Pigeon Forge, TN	Gordonsville, VA	Gordonsville, VA	Williamsburg, VA	New Orleans, LA

Year acquired (1)	1995	1997	2007	2006	2008
Number of vacation homes completed	152	262	36	72	64
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	50	—	172	279	—
Total current and future vacation homes	202	262	208	351	64
Percentage of total current and future vacation homes sold (3)	64%	97%	13%	6%	70%
Estimated remaining life-of-project sales (in millions) (4)	$72.2	$6.9	$125.3	$617.4	$17.2

Resort	Christmas Mountain Village	Bluegreen Odyssey Dells

Location	Wisconsin Dells, WI	Wisconsin Dells, WI

Year acquired (1)	1997	2006
Number of vacation homes completed	309	24
Number of vacation homes under construction	—	—
Number of future vacation homes (2)	—	76
Total current and future vacation homes	309	100
Percentage of total current and future vacation homes sold (3)	96%	18%
Estimated remaining life-of-project sales (in millions) (4)	$9.2	$181.4

(1)	Year that we first acquired the land to develop the resort or the year we first acquired existing VOIs at the resort, as applicable.

(2)

Number of vacation homes that can be developed at the resort in the future. We cannot provide any assurance that we will have the resources, or will otherwise decide, to commence or complete the development of any future vacation homes or that the resulting VOIs will be sold at favorable prices.

(3)

Represents the portion of each resort that has been sold as of December 31, 2009, including sales made by prior owners of the resorts, if applicable. The unsold portion includes vacation homes that are either completed, under construction or subject to future development and may include VOIs that were sold and then reacquired through equity trade, receivable default or otherwise.

(4)

Estimated remaining life-of-project sales as of December 31, 2009, including both built and un-built units. This table excludes VOI inventory that we own at several Club Associate Resorts (See discussion below) and projected VOIs at projects not yet started.

Bluegreen Club Associate Resorts

The Bluegreen Club Associate Resorts are all resorts in the Bluegreen Vacation Club other than Bluegreen Club Resorts, in which Bluegreen may have acquired timeshare interests for resale or have sold on behalf of a third party. Only a portion of each Bluegreen Club Associate Resort’s total timeshare interests in these resorts are included in the Bluegreen Vacation Club. The aggregate estimated remaining life-of-project sales for our Club Associate Resorts as of December 31, 2009 was $147.2 million, or less than 5% of Bluegreen Resorts’ estimated remaining life-of-project sales. There is no assurance that we will realize any or all of the estimated remaining life-of-project sales.

Alabama

Paradise Isle Resort – Gulf Shores, Alabama. This 34-unit resort is located in Gulf Shores, across the street from the beach and the Gulf of Mexico. Amenities include private oceanfront balconies, an outdoor swimming pool, a children’s pool and a barbeque grill area.

Shoreline Towers – Gulf Shores, Alabama. Shoreline Towers is located on the beach in Gulf Shores, overlooking the Gulf of Mexico. This 21-unit beachfront resort features two- and three-bedroom suites and offers amenities such as a pool, private balconies, biking and nearby tennis facilities.

Florida

Dolphin Beach Club – Daytona Beach, Florida. The Dolphin Beach Club is located in Daytona Beach overlooking the beach and the Atlantic Ocean. This 50-unit resort features contemporary white furnishings, a tropical décor, private beachfront balconies and a heated outdoor swimming pool. Guests can enjoy nearby championship golf or visit the world-famous Daytona International Speedway.

Gulfstream Manor – Delray Beach, Florida. The Gulfstream Manor is located just south of Palm Beach, near shops, galleries, fine dining and boutiques. The 23-unit beachfront resort features views of the ocean or courtyard and offers an intimate, small resort experience.

Mariner’s Boathouse & Beach Resort – Fort Myers Beach, Florida. Mariner’s Boathouse & Beach Resort is located on Fort Myers Beach, alongside the beaches of the Gulf of Mexico. The 22 beachfront villas are uniquely designed to resemble a first-class yacht, and each features a private, screened-in balcony or porch.

Tropical Sands Resort – Fort Myers Beach, Florida. Located on the seven-mile long island of Fort Myers Beach, the 39-unit Tropical Sands Resort is centered around a sun deck and palm-filled courtyard. Resort amenities include an outdoor heated pool, concierge and a barbecue grill area.

Windward Passage Resort – Fort Myers Beach, Florida. This 52-unit resort is located in the heart of Fort Myers Beach. Just steps away from the beach, the resort features one- and two-bedroom suites and an outdoor heated swimming pool, hot tub, tennis, basketball, volleyball, an on-site playground and a poolside bar.

Landmark Holiday Beach Resort – Panama City Beach, Florida. The Landmark Holiday Beach Resort is located on Panama City Beach. The 95-unit resort features a hot tub, sauna, an indoor heated pool, barbecue grill and oceanfront private balconies.

Ocean Towers Beach Club – Panama City Beach, Florida. Located on the Miracle Strip, Ocean Towers Beach Club offers one- and two-bedroom oceanfront suites. The resort’s 98 units feature private balconies or porches, full kitchens and washer/dryers. Amenities include an exercise room, outdoor heated pool and nearby tennis and golf are available.

Panama City Resort & Club – Panama City Beach, Florida. The 40-unit Panama City Resort & Club is located on Panama City Beach overlooking the Gulf of Mexico. Amenities include private balconies, an outdoor heated pool, a year-round hot tub, and nearby jet skiing, windsurfing, parasailing, and golf.

Surfsider Beach Club – Sanibel Island, Florida. This 31-unit resort is located along the beaches and the surroundings of Sanibel Island. The resort features one- and two-bedroom suites and amenities such as an outdoor heated swimming pool, hot tub, tennis, fishing and biking.

Fantasy Island Resort II – Daytona Beach, Florida. This 48-unit resort is situated on Daytona Beach, one of the world’s last remaining drive-on beaches. All units either face or view the ocean, and other amenities include an outdoor heated swimming pool, hot tub and two dry saunas.

Resort Sixty-Six – Holmes Beach, Florida. The resort is located on Anna Maria Island which stretches for seven miles, and overlooks the Gulf of Mexico. The 28 units at Resort Sixty-Six either overlook the courtyard, or offer views of the Gulf. Resort amenities include an outdoor heated swimming pool, hot tub and a barbecue grill area.

Outrigger Beach Club – Ormond Beach, Florida. Steps away from the beach and minutes from Daytona Beach, the Outrigger Beach Club’s boomerang shape allows all of the resort’s 60 units to face the Atlantic Ocean. The resort features an outdoor heated swimming pool, children’s swimming pool, poolside grills and hot tub overlooking the beach and ocean.

Via Roma Beach Resort – Bradenton Beach, Florida. A beachfront enclave, Via Roma Beach Resort is located on Bradenton Beach. Featuring one- and two-bedroom suites, this 28-unit beachfront resort offers such amenities as a heated outdoor swimming pool, hot tub and barbecue grill area.

Georgia

Petit Crest Villas at Big Canoe – Big Canoe, Georgia. The resort is located at Big Canoe in the foothills of the North Georgia Appalachians and an hour north of Atlanta, and features activities including fishing, boating, a fully equipped fitness center, and nearby golf and tennis. Petit Crest Villas has 35 units that feature a balcony or porch, full kitchen, fireplace, washer and dryer.

Hawaii

Pono Kai Resort – Kapaa (Kauai), Hawaii. This 52-unit, 13-acre oceanfront resort is located on Kauai’s Coconut Coast. Surrounded by palms and the Pacific, the Pono Kai Resort is close to the beaches and features tennis courts, local arts and crafts vendors, concierge and a hospitality suite.

Montana

Lake Condominiums at Big Sky – Big Sky, Montana. Lake Condominiums at Big Sky is located at the foot of Lore Mountain overlooking Lake Levinsky. Day trips may be made to Yellowstone National Park and an overnight trip may be made to Grand Teton National Park. The resort features 54 units and amenities such as a year-round heated outdoor swimming pool, two large hot tubs and nearby skiing.

New Jersey

Bluegreen at Atlantic Palace — Atlantic City, New Jersey. This 31 story, 293 unit resort is situated on the Atlantic Ocean and the Atlantic City Boardwalk and features an outdoor pool, hot tub, game room, exercise room, steam room and sauna.

North Carolina

Foxrun Townhouses – Lake Lure, North Carolina. Located on Lake Lure at the foot of the Blue Ridge Mountains, Foxrun Townhouses offers 75 two-bedroom units with activities including golf, fishing, skiing in the winter and water sports in the spring, summer or fall.

Sandcastle Village II – New Bern, North Carolina. New Bern is located at the intersection of the Trent and Neuse Rivers. Guests can enjoy nearby sailing, boating and water sports, as well as the antique shops in the historic downtown area. The 23 unique and spacious pedestal-style townhomes feature full kitchens, washers and dryers, and fireplaces.

Waterwood Townhouses - New Bern, North Carolina. Secluded in a remote area near historical Tyron Palace, the 29-unit Waterwood Townhouses is perfect for sports, outdoor and nature enthusiasts. This lakefront resort offers two-bedroom suites and an on-site marina, tennis courts, miniature golf and indoor and outdoor pools.

South Carolina

Players Club – Hilton Head Island, South Carolina. Players Club is located on Hilton Head Island, which is famous for its striking natural beauty, expansive beaches and world-class golf and tennis. This 52-unit resort features 28 lighted tennis courts, one of the finest health clubs on the island, and is within walking distance to the beach.

Bluegreen Club Associate Resorts related to our Fee-Based-Service Business

While the vacation ownership business has historically been capital intensive, our goal is to leverage our sales and marketing, mortgage servicing, resort management, title and construction expertise to generate fee-based-service relationships with third parties that produce strong cash flows and require less capital investment.

In connection with the fee-based-service business, we market and sell VOI inventory that was developed by a third party through our distribution network of sales offices for a fee. Because the completed VOI was built by a third party, we are not at risk for the development financing of these projects and we have little to no capital requirements. While there is no assurance we will achieve profitability, our fee is expected to cover our selling and marketing costs, plus a profit. Funds generated from the sales of the third party VOIs are processed through our title company, which is a wholly owned subsidiary that earns title fees in connection with the closing of the VOI transactions. In addition to the sales and marketing of the third party VOIs, we have also signed agreements to manage the operations of the resorts for a fee. We have also in certain instances signed construction consulting agreements to manage the future development of VOI inventory for third parties, and we have signed mortgage servicing agreements to service, for a fee, the portfolio of VOI notes originated from the sales of the third party VOIs. Our goal is to make such fee-based services will become an increasing portion of our resorts business.

The Bluegreen Club Associate Resorts related to our fee-based-service business are resorts in which we are selling VOI’s as Bluegreen Vacation Club interests on behalf of third parties for a fee.

Arizona

Cibola Vista Resort and Spa – Peoria, Arizona. Located between Lake Pleasant and Phoenix, the resort provides the perfect vacation in the American West. This 208 unit resort offers two outdoor pools and water slides, workout facilities, studios, one- and two- bedroom suites with kitchens, fireplaces, and Western decor.

Bahamas

Bluewater Resort at Cable Beach – Cable Beach, Nassau, Bahamas. This 35 unit resort is located on the white sands of Cable Beach in the Nassau suburbs. This oceanfront resort offers two-bedroom suites and an outdoor pool.

New Hampshire

South Mountain Resort – Lincoln, New Hampshire. The resort’s year-round activities paired with the natural beauty of the northeast’s countryside makes South Mountain Resort a great place to vacation. This 69 unit resort offers many on-site amenities, and is a short drive to three separate ski mountains, hiking and biking trails, and many shops and restaurants.

Virginia

Parkside Williamsburg Resort – Williamsburg, Virginia. This 35 unit resort is located only blocks away from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchen and colonial-inspired décor. Nearby attractions include Busch Gardens® Williamsburg and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

Future Resorts

As a result of current economic conditions and anticipated reduced sales levels, we believe that we have adequate timeshare inventory to satisfy our projected sales of real estate for 2010 and a number of years thereafter. Accordingly, except in limited instances, we do not plan to acquire or significantly develop additional resort properties. However, we may add and anticipate adding additional resorts to the Bluegreen Vacation Club through our fee-based services business.

Bluegreen Communities

Described below are the communities with the most significant amounts of remaining inventory being marketed by Bluegreen Communities as of December 31, 2009.

North Carolina

Chapel Ridge— Chatham County, North Carolina. In July 2004, we acquired approximately 800 acres of land centrally located between Chapel Hill/Durham, Cary/Apex, Sanford/Siler City and the Triad areas in Chatham County, North Carolina for $5.5 million. Amenities at this golf community include an 18-hole Fred Couples Signature Golf Course, a clubhouse and conservation areas. The golf course and clubhouse have been sold to a third party who, we believe, intends to continue to operate it on a daily-fee basis. General improvements to the homesites at Chapel Ridge include, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at Chapel Ridge in July 2004. During 2006, we acquired 242 acres of land as an addition to Chapel Ridge for $7.4 million. Sales at this addition began in March 2007.

Texas

Lake Ridge at Joe Pool Lake— Cedar Hill, Texas. In April 1994, we acquired 1,400 acres located approximately 19 miles outside of Dallas, Texas and 30 miles outside of Fort Worth, Texas for $6.1 million. In 2000, we acquired an additional 1,766 acres for $14.9 million. The property is located at Joe Pool Lake and is atop the highest elevation within 100 miles. The lake, which is a public recreation area, has in excess of 7,500 acres of water for boating, fishing, windsurfing and other water activities. Adjacent amenities, not owned by us, include a 154-acre park with baseball, football and soccer fields, camping areas and an 18-hole golf course. The existing acreage is expected to yield approximately 2,530 homesites, with most homesites ranging in size from 1/4 to five acres. General improvements on the homesites at Lake Ridge performed by us include, in most cases, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at Lake Ridge at Joe Pool Lake in April 1994.

King Oaks— College Station, Texas. In September 2006, we acquired a 953-acre parcel in College Station, Texas, located northwest of Houston for $3.1 million. The property is expected to be developed into a community with 432 homesites. General improvements on the homesites at King Oaks being performed by us include, in most cases, water and sewer utilities and selective homesite clearing. We began selling homesites at King Oaks in November 2006.

The Bridges at Preston Crossings— Grayson County, Texas. In March 2006, we acquired 1,580 acres for a planned golf community in Grayson County, Texas, located just outside of Dallas, for $26.1 million. Amenities at this golf community include an 18-hole Fred Couples Signature Golf Course, a clubhouse and conservation areas. The golf course and clubhouse are owned by us and are operated on a daily-fee basis. General improvements being made by us, in most cases, include water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at The Bridges at Preston Crossings in September 2006.

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

Georgia

Sanctuary Cove at St. Andrew’s Sound— Waverly, Georgia. In November 2003, we acquired 564 acres of land near St. Simons Island in Brunswick County, Georgia for $11.3 million. Amenities at this golf community include an 18-hole Fred Couples Signature Golf Course designed by Love Golf Design, a clubhouse and swimming and tennis facilities. The golf course and clubhouse is owned by us and operated on a daily-fee basis. Sanctuary Cove adjoins approximately 1,000 acres of preserved saltwater marshes and coastal wetlands. General improvements relative to the homesites at Sanctuary Cove being made by us, in most cases, include, water, sewer, electric, telephone and cable television utilities as well as selective homesite clearing. We began selling homesites at Sanctuary Cove in December 2003. In February 2007, we acquired an additional 381 acres of land for $18.0 million to be sold as The Estates, an expansion of Sanctuary Cove.

The following table provides additional information about the significant Bluegreen Communities projects described above:

Community	Chapel Ridge	Lake Ridge at Joe Pool Lake	King Oaks	The Bridges at Preston Crossings

Location	Chatham County, NC	Cedar Hill, TX	College Station, TX	Grayson County, TX

Year acquired (1)	2004	1994	2006	2006
Total acreage	1,040	3,166	953	1,580
Number of homesites anticipated (2)	849	2,325	442	2,096
Percentage of anticipated homesites sold (3)	79%	51%	36%	7%
Remaining inventory, at carrying value (in millions) (4)	$7.7	$22.0	$7.6	$40.3

Community	Sanctuary Cove at St. Andrews Sound	Havenwood at Hunter’s Crossing	Vintage Oaks at the Vineyard

Location	Waverly, GA	New Braunfels, TX	New Braunfels, TX

Year acquired (1)	2003	2005	2006
Total acreage	881	1,263	3,300
Number of homesites anticipated (2)	1,025	679	2,066
Percentage of anticipated homesites sold (3)	72%	82%	23%
Remaining inventory, at carrying value (in millions) (4)	$23.8	$5.6	$30.9

(1)	Year that we first acquired the land to commence development of each community. Certain communities were acquired in phases.

(2)

Number of homesites anticipated within each community. We cannot provide any assurance that we will have the resources, or will decide, to develop such homesites at each community, that required platting and other approvals will be obtained to develop such homesites or that, if developed, such homesites will be sold at favorable prices.

(3)	Represents the percentage of anticipated homesites sold through December 31, 2009.

(4)

Reflects net inventory carrying value, excluding future development expenditures expected to be necessary to complete the communities. See also “Commitments”. This table excludes additional projects currently being marketed by Bluegreen Communities with an aggregate current carrying value of $7.5 million.

While the amount of insurance available may be limited and some policies have significant deductibles, we believe that each of our Bluegreen Communities properties is adequately covered by builder’s risk insurance during the construction period or property and casualty insurance for our owned golf amenities and homesites that are held in our inventory prior to sale to consumers. Once a homesite is sold, the consumer assumes the risk of loss on such homesite. In addition, the applicable property owners’ association bears the risk of loss on any common amenities at each project and carries its own insurance on such property.

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

We recently organized a real estate advisory services business and intend to pursue opportunities to use our core competencies to provide asset management, market research and other real estate consulting services to third-parties on a fee basis.

Acquisition of Additional Bluegreen Resorts and Bluegreen Communities Inventory

As a result of our current and anticipated reduced sales levels, we believe that we have adequate timeshare and residential homesite inventory to satisfy our 2010 projected sales of real estate, as well as a number of years thereafter. Accordingly, except for certain locations, we have no current plans to acquire or significantly develop additional resorts or communities properties.

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

On June 16, 2000, one of our wholly-owned subsidiaries entered into an agreement with Big Cedar, LLC (“Big Cedar”), an affiliate of Bass Pro, Inc. (“Bass Pro”), a vacation ownership development, marketing and sales limited liability company joint venture (the “Joint Venture”). Our subsidiary owns 51% of the Joint Venture and Big Cedar owns 49%. Pursuant to the terms of the original agreement, the Joint Venture has been developing, marketing and selling VOIs at The Bluegreen Wilderness Club at Big Cedar, a 324-unit, wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. In December 2007, the agreement was amended to include the development, marketing, and selling of timeshare interests in additional property purchased by the Joint Venture in September 2007 at the nearby Long Creek Ranch at Big Cedar resort. Pursuant to the amended agreement, the Joint Venture will pay Big Cedar a fee upon the sales of newly developed timeshare interests for promotional, marketing, and advertising services.

On June 16, 2000, we entered into an exclusive, 10-year marketing agreement with Bass Pro, a privately-held retailer of fishing, marine, hunting, camping and sports gear. Bass Pro is an affiliate of Big Cedar. Pursuant to the agreement, we have the right to market our VOIs at each of Bass Pro’s national retail locations (we were in 52 of Bass Pro’s stores as of December 31, 2009), in Bass Pro’s catalogs and on its web site. We also have access to Bass Pro’s customer lists. In exchange for these services, we compensate Bass Pro based on the overall success of the marketing activities. The amount of compensation is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. No compensation was paid to Bass Pro on sales made by the Joint Venture. In 2007, 2008, and 2009, we recognized marketing compensation expense to Bass Pro of approximately $6.6 million, $6.1 million, and $4.5 million, respectively. In December 2007, the marketing agreement was amended to extend through January 1, 2015 and also requires us to make a non-interest bearing annual prepayment to Big Cedar on or before January 1 of each year. The prepayment is an advance payment for anticipated commissions to be earned in the upcoming year. The annual prepayment is equal to 100% of the amount of commissions estimated to be generated during the upcoming year, as determined by us and Big Cedar, but not to exceed $5,000,000. No additional commissions are paid to Big Cedar during any year, until the annual prepayment for that year has been fully earned.

Our VOI resorts are staffed with sales representatives, sales managers and an on-site manager who oversees the day-to-day operations, all of whom are our employees. We sponsor ongoing training for our personnel. During the year ended December 31, 2009, total selling and marketing expense for Bluegreen Resorts was $120.0 million, or 45% of the division’s system-wide sales of $264.7 million (including sales of VOIs on behalf of third parties).

It is our policy to require our sales staff to provide each VOI customer with a written disclosure statement regarding the VOI to be sold prior to the time the customer signs a purchase agreement. The purpose of this disclosure statement is to explain relevant information regarding VOI ownership at the resort and memberships in Bluegreen Vacation Club. Pursuant to our policies, the statement must be signed by every purchaser. After deciding to purchase a VOI, a purchaser enters into a purchase agreement and is required to pay us a deposit of at least 10% of the purchase price. See the Notes to Consolidated Financial Statements for a discussion of the impact of timeshare accounting rules on the calculations of the amount of the down payment for purposes of U.S. generally accepted accounting principles. Purchasers are entitled to cancel purchase agreements within required legal rescission periods after execution in accordance with statutory requirements. Substantially all VOI purchasers visit one of our sales offices prior to or at the time of purchasing.

Bluegreen Communities

In general, as soon as practicable after agreeing to acquire a property and during the time period that improvements are being completed, we establish selling prices for the individual homesites. In pricing the homesites, we attempt to take into account such matters as regional economic conditions, consumer demand, quality as a building site, scenic views, road frontage, golf course views (if applicable) and natural features such as lakes, mountains, streams, ponds and wooded areas. We also consider recent sales of comparable homesites in the area. Once selling prices are established and registration requirements are fulfilled, we commence our marketing efforts.

Bluegreen Communities utilizes a variety of marketing mediums. During 2009, we revised our marketing strategy to focus primarily on internet advertising, consumer and broker outreach programs and billboards. Bluegreen Communities also conducts limited direct mail campaigns to market communities through the use of brochures describing available homesites. The success of our marketing efforts depends heavily on the knowledge and experience of our sales personnel. We conduct training programs, periodic sales meetings and site visits by our executive officers. The sales staff is evaluated against performance standards established by our executive officers. Substantially all of a sales representative’s compensation is commission-based.

Our sales staff is required by law to provide each prospective homesite purchaser with a written disclosure statement regarding the property to be sold prior to the time such purchaser signs a purchase agreement. This information statement, which is in the form of a U.S. Department of Housing and Urban Development (“HUD”) lot information statement (“Property Report”), where required, that we generate, that states relevant information with respect to, and risks associated with, the property, a receipt for which must be signed by each purchaser.

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

Customer Financing

General

We offer financing of up to 90% of the purchase price of our VOIs to our VOI customers who meet certain Fair Isaac Corporation (“FICO®”) score-based underwriting standards. The typical financing extended by us on a VOI during the year ended December 31, 2009, provided for a term of 10 years and a fixed interest rate. However, we also currently encourage purchasers to opt for a loan term of 5 or 7 years by offering a lower interest rate. In connection with our VOI sales within the Bluegreen Vacation Club, we deliver the property deed to the trustee of the Vacation Club on behalf of the purchaser and secure repayment of the purchaser’s obligation by obtaining a mortgage on the purchaser’s real estate-based VOI.

Sales of VOIs accounted for 92% of our consolidated sales, and approximately 68% of our VOI customers utilized our financing during the year ended December 31, 2009. As a result of strategic initiatives implemented in the fourth quarter of 2008, we have realized higher down payments and a higher percentage of cash sales with our VOI customers compared to prior years, and, including down payments received on financed sales, 45% of our sales were received in cash within approximately 30 days from contract (see “Liquidity and Capital Resources” for more details). For the past several years less than 1% of all Bluegreen Communities customers have utilized our financing due to, among other things, a historic willingness on the part of banks to extend direct homesite financing to purchasers. Should bank financing of homesite purchases become less available to our consumers, we anticipate that we may need to provide financing to a greater percentage of Bluegreen Communities’ customers in order to consummate sales. If we choose to finance certain homesite sales, it could have an adverse effect on our cash flows.

See “Industry Overview – The Consumer” more information about the demographic profile of our typical customer. See “Sale of Receivables/Pledging of Receivables,” below, for information regarding our receivable financing activities.

Loan Underwriting

Bluegreen Resorts

Prior to December 15, 2008, our VOI financing was not subject to any significant loan underwriting criteria and no FICO® score was obtained prior to extending credit. Instead, customer financing on sales of VOIs typically only required the following: (1) receipt of a minimum down payment of 10% of the purchase price; (2) a note and mortgage (or deed of trust); and, (3) other closing documents by the purchaser and ourselves.

Based on a review conducted in October 2008, the range of FICO® scores of our entire outstanding portfolio of originated and serviced VOI receivables for those consumers with known FICO® scores as of that date were as follows:

FICO®Score	Percentage of originated and serviced VOI receivables

Below 575	19.2%
Between 575 and 619	11.2%
Between 620 and 700	31.1%
Above 700	38.5%

Effective December 15, 2008, we implemented a FICO® score-based credit underwriting program. Following implementation, we no longer provided financing to customers with FICO® scores below 500 and customers with FICO® scores between 500 and 599 were required to make a minimum cash down payment of 20%. For loans originated from December 15, 2008 through December 31, 2009, FICO® scores at the point of sale reflected a weighted average of 701 and were as follows:

FICO®Score	Percentage of originated and serviced VOI receivables

Below 575	7.4%
Between 575 and 619	8.4%
Between 620 and 700	30.7%
Above 700	53.5%

Effective January 1, 2010, we further increased our credit underwriting standards and will no longer provide financing to potential buyers with FICO® scores below 575.

We also encourage purchasers to make higher down payments by offering lower interest rates on our financing. In addition, we encourage buyers to participate in our pre-authorized checking payment plan by charging 1% higher interest rate on those customers who choose not to participate, where allowed by applicable laws and regulations. As of December 31, 2009, approximately 84% of our VOI notes receivable serviced were on our pre-authorized payment plan.

The weighted-average interest rate on our serviced notes receivable by division was as follows:

	As of December 31,

Division	2008		2009

	Loans originated before November 1, 2008	Loans originated on or after November 1, 2008	Loans originated before November 1, 2008	Loans originated on or after November 1, 2008

Bluegreen Resorts (1)	14.9%	15.3%	15.0%	15.4%
Bluegreen Communities	10.1%	—%	9.1%	7.1%
Consolidated	14.8%	15.3%	15.0%	15.4%

(1)	Includes loans in our one year term, 50% down program, that carry an interest rate below 10%.

Effective November 1, 2008, we increased the interest rates charged on new loans. We believe that the weighted-average interest rate on our portfolio will also increase over time.

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

Collection Policies

Bluegreen Resorts

Financed sales of VOIs sold through the Bluegreen Vacation Club typically originated by us utilize a note and mortgage. Collection efforts related to the timeshare loans are managed by us and are handled by a staff of experienced collectors, assisted by a mortgage collection computer system. Our collectors are incentivized through a performance-based compensation program. Technological capabilities include automated lock box, credit card and clearing house processing. The goal of our collection policy is designed to maximize cash flow and assist each customer with the management of his or her account, subject to limitations as may be imposed by lenders who hold security interests in such loans or by other note issuers who acquire such loans.

We generally make collection efforts to customers by mail and by telephone. Telephone contact generally commences when an account is as few as 10 days past due. A 30-day collection letter is sent to U.S. residents advising the customer that if the loan is not brought current, the delinquency will be reported to the credit reporting agencies. At 60 days delinquent, we send a lockout letter, return receipt requested and regular mail, to the customer advising that they cannot make any future reservations for lodging at a resort. If the delinquency continues, at 90 days past due, we stop the accrual of, and reverse previously accrued, but unpaid, interest on the note receivable and mail a “Notice of Intent to Cancel Membership”, return receipt requested and regular mail, which informs the customer that unless the delinquency is cured within 30 days, we will terminate the customer’s VOI ownership. If the customer fails to respond to the correspondence within the given timeframe, the loan will be defaulted and the customer’s VOI terminated. At approximately 120 days delinquent, we send a final letter by regular mail. In certain limited circumstances, the account may be reviewed by the collection manager to determine if additional correspondence should be sent offering repayment options. If the customer does not enter into a payment arrangement, then the customer’s VOI ownership is terminated. Thereafter, we seek to resell the VOI to a new purchaser. Historically, we have typically not sought to collect a deficiency on defaulted promissory notes.

Bluegreen Communities

Collection efforts and delinquency information concerning Bluegreen Communities’ notes receivable are managed at our corporate headquarters. Our collectors are incentivized through a performance-based compensation program. Collection efforts by mail and telephone generally begin when an account is 16 days past due, at which time we contact the customer by telephone and attempt to determine the reason for the delinquency and bring the account current. The determination of how to handle a delinquent loan is based upon many factors, including the customer’s payment history and the reason for the current inability to make timely payments. If the customer does not abide by an agreed-upon collection agreement, or if no agreement is reached, collection efforts continue until the account is either brought current or legal action is commenced. If not accelerated sooner, we typically declare the loan in default when the loan becomes 60 days delinquent. When the loan is 90 days past due, we stop the accrual of, and reverse previously accrued but unpaid, interest (unless the loan is deemed to be an in-substance foreclosure loan, in which case all accrued interest is reversed since our means of recovery is determined through the resale of the underlying collateral and not through collection on the note) and the collection manager determines any further action required to be taken, which may include obtaining a deed in lieu of foreclosure or initiating foreclosure proceedings.

Loan Loss Reserves

The following table summarizes our allowance for loan losses by division as of December 31, 2008 and 2009:

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2008:
Notes receivable	$388,014	$4,659	$392,673
Allowance for loan losses	(51,785)	(244)	(52,029)

Notes receivable, net	$336,229	$4,415	$340,644

Allowance as a % of gross notes receivable	13%	5%	13%

December 31, 2009:
Notes receivable	$351,232	$4,901	$356,133
Allowance for loan losses	(46,302)	(524)	(46,826)

Notes receivable, net	$304,930	$4,377	$309,307

Allowance as a % of gross notes receivable	13%	11%	13%

We determine the adequacy of our reserve for loan losses and review it on a regular basis considering, among other factors, historical frequency of default, loss experience, static pool analyses, estimated value of the underlying collateral, current delinquency rates, present and expected economic conditions. Under timeshare accounting rules, we estimate uncollectibles based on historical uncollectibles for similar VOI notes receivable and do not consider the value of the underlying collateral.

We believe that unemployment in the United States and economic conditions in general will continue to adversely impact the performance of our notes receivable portfolio. We anticipate, however, that our stronger credit underwriting standards on new loan originations and increasing customer equity in the existing loan portfolio will have a favorable impact on the performance of the portfolio over time.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable, typically soon after default and at little or no cost. In cases where Bluegreen has retained ownership of the vacation ownership note receivable, the VOI is reacquired and resold in the normal course of business, partially mitigating the loss from the default. Typically, these recoveries range from approximately 40% to 100% of the defaulted principal balance depending on the age of the receivable at the time of default. We periodically, but are not obligated to, remarket the defaulted VOI on behalf of the note holder in exchange for a remarketing fee designed to approximate our sales and marketing costs.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about the performance of our notes receivable portfolio.

Sales of Receivables/Pledging of Receivables

During the years ended December 31, 2007, 2008 and 2009, all of our notes receivable sold or transferred and the majority of our notes receivable pledged consisted of notes receivable generated by Bluegreen Resorts.

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

Historically we have maintained various vacation ownership receivables purchase facilities with financial institutions. Our ability to sell and/or borrow against our notes receivable from VOI buyers has been a critical factor in our continued liquidity. The vacation ownership business generally involves making sales of a vacation product where a buyer is only required to pay a minimum of 10% to 20% of the purchase price up front, while at the same time selling, marketing and administrative expenses are primarily cash expenses. For the year ended December 31, 2009, these expenses approximated 52% of sales. Accordingly, having facilities for the sale and hypothecation of these vacation ownership receivables has been a critical factor to our meeting our short- and long-term cash needs. See “Liquidity and Capital Resources” for further discussion of these factors in light of the current conditions in the commercial credit markets.

The vacation ownership receivables purchase facilities that we have historically maintained have typically utilized an owner’s trust structure. Pursuant to this structure, we sell receivables to one of our wholly-owned, special purpose finance subsidiary. These subsidiaries then sell the receivables to an owner’s trust (a qualified special purpose entity) without recourse to us or our subsidiaries, except for breaches of certain representations and warranties at the time of sale. We historically have not entered into any guarantees in connection with our vacation ownership receivables purchase facilities. These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase and fundings under these facilities are typically subject to certain conditions precedent. Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the purchaser of our vacation ownership receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid and, if applicable, a specified overcollateralization ratio is achieved and a cash reserve account is fully funded. We have historically acted as servicer of the vacation ownership receivables we have sold under these purchase facilities for a fee.

Our vacation ownership receivables purchase facilities typically include various conditions to purchase, covenants, trigger events and other provisions customary for these types of transactions.

A portion of our revenues historically has been comprised of gains on sales of notes receivable. The gains were recorded on our consolidated statement of operations and the related retained interests in the notes receivable sold were recorded on our consolidated balance sheet at the time of sale. The amount of gains recognized and the fair value of the retained interests recorded were based in part on management’s best estimates of future prepayment rates, default rates, loss severity rates, discount rates and other considerations in light of then-current conditions. If actual prepayments with respect to loans occur more quickly than we projected at the time such loans were sold, as can occur when interest rates decline, interest income would be less than expected and may cause a decline in the fair value of the retained interests and a charge to operations. If actual defaults or loss severity rates discussed above with respect to loans sold are greater than estimated, charge-offs would exceed previously estimated amounts and the cash flow from the retained interests in notes receivable sold would decrease. Also, to the extent the portfolio of receivables sold fails to satisfy specified performance criteria (as may occur due to, for example, an increase in default rates which we are unable to mitigate through the purchase of certain defaulted loans, or substitution thereof, for new notes receivable) or certain other events occur, the funds received from obligors must be distributed on an accelerated basis to investors. If the accelerated payment formula were to become applicable, the cash flow to us from the retained interests in notes receivable sold would be reduced until the outside investors were paid or the regular payment formula was resumed. In addition, from time to time, we may agree to defer receiving all or a portion of our deferred payment on certain of our retained interests in notes receivable sold to maintain acceptable ratings from third party rating agencies. Also, as market conditions change, the discount rates that we use to value our retained interests in notes receivable sold may change.

We have historically chosen to monetize our receivables through various facilities and through periodic term securitization transactions, as these arrangements provided us with cash inflows at competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have historically generated gains on our income statement on a periodic basis, which would not be realized under a traditional financing arrangement. Although sales of our receivables pursuant to vacation ownership receivables purchase facilities have historically been deemed “true sales” from a legal perspective, the accounting for such transactions could be either as off-balance sheet sales or as on-balance sheet borrowings, depending on the structure of the particular transaction. In our disclosures with respect to each vacation ownership receivables purchase facility, we indicate how these transactions were treated for accounting purposes.

During the year ended December 31, 2009, we recognized an other-than-temporary decrease of approximately $1.1 million in the fair market value of our retained interest in VOI notes receivable. The overall decrease in the value of our retained interests in VOI notes receivable in 2009 reflects an increase in the discount rates applied to estimated future cash flows on our retained interests as a result of the overall increase in return required by investors in our securitization transactions due to the deteriorating credit market in recent years.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (which has subsequently been renamed ASC 810), which became effective for us on January 1, 2010.  ASC 810 addresses the effects of eliminating the qualified special purpose entity (“QSPE”) concept and responds to concerns about the application of certain key provisions of previous accounting rules, including concerns over the transparency of an enterprise’s involvement with variable interest entities (“VIEs”).  As a result of the adoption of this pronouncement on January 1, 2010, we expect that we will in the future be required to consolidate our QSPEs described in Note 4 to our consolidated financial statements. Accordingly, we expect to record a one-time non-cash after-tax adjustment to shareholders’ equity in the first quarter of 2010 of approximately $35.0 million to $55.0 million as a cumulative effect of a change in accounting principle. The cumulative effect will consist primarily of the reversal of previously recognized sales of notes receivable, the recognition of the related non-recourse receivable-backed notes payable, the elimination of retained interest in notes receivable sold, and adjustments to inventory and deferred income taxes payable as a result of these changes. We anticipate that our adoption of these standards will have the following impacts on our balance sheet: (1) assets will increase by approximately $335.0 million to $345.0 million; (2) liabilities will increase by approximately $380.0 million to $390.0 million; and (3) shareholders’ equity will decrease by approximately $35.0 million to $55.0 million.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, terminating a membership in our vacation club in the event that defaults are not remedied, and performing other administrative duties. Our obligation to service the receivables and our right to collect fees for a given pool of receivables are set forth in a servicing agreement. We have the obligation and right to service all of the receivables we originate and have retained the obligation and right with respect to the receivables we have sold under any of our vacation ownership receivable purchase facilities to date. However, in certain circumstances the purchasers may elect to appoint a new servicer. We typically receive an annual servicing fee of approximately 1.5% to 2.0% of the principal balance of the loans serviced on behalf of others. During the years ended December 31, 2007, 2008, and 2009, we recognized aggregate servicing fee income of $8.7 million, $9.4 million and $7.6 million, respectively.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex federal, state, and local governmental regulation. We are subject to various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision, marketing and sale of real estate and VOIs and various aspects of our financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity. In addition to the laws applicable to our customer financing and other operations discussed below, we are or may be subject to the Fair Housing Act and various other federal statutes and regulations. We are also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba. In addition, there can be no assurance that in the future, VOIs will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on us. There is no assurance that the cost of complying with applicable laws and regulations will not be significant or that we will maintain compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on us. See “Item 1A – Risk Factors” for a description of risks with respect to regulatory compliance and “Item 3 – Legal Proceedings” for a description of pending regulatory action.

Our sales and marketing of homesites are subject to various consumer protection laws and to the Federal Interstate Land Sales Full Disclosure Act, which establishes strict guidelines with respect to the marketing and sale of land in interstate commerce. The HUD enforces this statute. In some instances, we have been exempt from HUD registration requirements because of the size or number of the subdivided parcels and the limited nature of our offerings. In those cases where we determine parcels must be registered to be sold, we file registration materials disclosing information concerning the property, evidence of title and a description of the intended manner of offering and advertising such property. We bear the cost of such registration, which includes legal and filing fees. Many states also have statutes and regulations governing the sale of real estate. Consequently, we regularly consult with counsel regarding requirements for complying with federal, state and local law. We must obtain the approval of numerous governmental authorities for our acquisition and marketing activities and, changes in local circumstances or applicable laws may necessitate the application for, or the modification of, existing approvals.

Our vacation ownership resorts are subject to various regulatory requirements including state and local approvals. The laws of most states require us to file a detailed offering statement describing our business and all material aspects of the project and sale of VOIs with a designated state authority. Laws in each state where we sell VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by us. Most states have other laws that regulate our activities, including: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and, labor laws. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. Under these laws, we may be required to pay for repairs to the developed property. As required by state laws, we seek to provide our VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser’s rights and obligations as a VOI owner. The development, management, and operation of our resorts are subject to various federal, state and local laws and regulations, including the Americans with Disabilities Act.

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

Our customer financing activities are also subject to extensive regulation, which can include, but are not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal

Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws, among others.

During the year ended December 31, 2009, approximately 4% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 7% of our VOI sales during the year ended December 31, 2009, were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. We attempt to monitor the actions and compliance of these third parties but there are risks associated with their use. In recent years, state regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission has implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse impacts from this heightened telemarketing legislation and enforcement has been and will continue to be mitigated in some instances by the use of “permission marketing”, whereby we obtain the permission of prospective purchasers to contact them in the future. We have implemented procedures which we believe will help reduce the possibility that individuals who have requested to be placed on a federal or state “do not call” lists are not contacted, but there can be no assurance that such procedures will be effective in ensuring regulatory compliance.

To date, we have not been subject to any material fines or penalties as a result of our telemarketing operations but from time to time we have been the subject of proceedings for violation of the “do not call” laws and for violation of state laws applicable to the marketing and sale of VOIs, and there is no assurance that we will be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or that we will be able to develop alternative sources of prospective purchasers of our VOI products at acceptable costs. In addition there is no assurance that we would not be required to address significant non-compliance issues in the future.

Competition

Bluegreen Resorts competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than we do. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts. In addition to competing for sales leads, prospects and service contracts, we compete with other VOI developers for marketing, sales, and resort management personnel. Bluegreen Communities competes with builders, developers and others for the acquisition of property and with local, regional and national developers, homebuilders and others with respect to the sale of homesites. We will compete with others on the basis of our reputation and the price, location and quality of the products we offer for sale.

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

Personnel

As of December 31, 2009, we had 3,651 employees, of which 386 were located at our headquarters in Boca Raton, Florida, and 3,265 were located in regional field offices throughout the United States and Aruba (the field personnel include 85 field employees supporting Bluegreen Communities and 3,180 field employees supporting Bluegreen Resorts). Several employees in New Jersey are represented by a collective bargaining unit. We believe that our relations with our employees are satisfactory.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 1, 2010:

Name	Age	Position

John M. Maloney, Jr.	48	President and Chief Executive Officer

Anthony M. Puleo	41	Senior Vice President, Chief Financial Officer and Treasurer; President, Bluegreen Treasury Services

David L. Pontius	54	Senior Vice President; President, Bluegreen Management Services

David Bidgood	52	Senior Vice President; President, Bluegreen Resorts Field Sales & Marketing

Daniel C. Koscher	52	Senior Vice President; President and Chief Executive Officer of Bluegreen Communities

Susan J. Saturday	50	Senior Vice President and Chief Human Resources Officer

John M. Maloney, Jr. joined us in 2001 as Senior Vice President of Operations and Business Development for Bluegreen Resorts. In May 2002, Mr. Maloney was named Senior Vice President of the Company and President of Bluegreen Resorts. He was appointed Executive Vice President and Chief Operating Officer in November 2005 and President and Chief Executive Officer in January 2007. Prior to Bluegreen, Mr. Maloney served in various positions with ClubCorp, including Senior Vice President of Sales and Marketing for the Owners Club by ClubCorp, and held various positions with Hilton Grand Vacations Company, including the Director of Sales and Marketing for the South Florida area.

Anthony M. Puleo joined us in 1997 as Chief Accounting Officer. Mr. Puleo was appointed Vice President in 1998 and Senior Vice President in 2004. Mr. Puleo served as Interim Chief Financial Officer from April through August 2005. In August 2005, he was appointed Chief Financial Officer and Treasurer. In January 2010, he was appointed President of Bluegreen Treasury Services. From December 1990 through October 1997, Mr. Puleo held various positions with Ernst & Young LLP, including Senior Manager in the Assurance and Advisory Business Services group. Mr. Puleo holds a B.B.A. in Accounting and is a Certified Public Accountant.

David L. Pontius joined us in 2007 as Senior Vice President of the Company and President of Bluegreen Resorts. In December 2008, Mr. Pontius was appointed President of Bluegreen Management Services. From 2002-2007, Mr. Pontius worked at Wyndham Vacation Ownership, Inc. and its sister company RCI Global Vacation Network (RCI). From 2006-2007, he served as Executive Vice President, Hospitality, Strategic Planning and Chief Customer Officer at Wyndham Vacation Ownership. From 2002-2006, Mr. Pontius served as President and CEO of RCI North America. From 1996-2002, Mr. Pontius served in positions of increasing responsibilities at Hilton Grand Vacations where he finished as Senior Vice President of Operations. From 1992-1996, Mr. Pontius served as Chief Operating Officer of Vacation Internationale, one of the pioneer companies in timesharing and points-based clubs.

David Bidgood joined us in 1997 as Vice President for Bluegreen’s Midwest Region and the Senior Vice President for the Midwest and Tennessee Region with Bluegreen’s acquisition of RDI Group. In December 2000, Mr. Bidgood was promoted to Senior Vice President, National Sales Director Bluegreen Resorts Division. In 2007, Mr.

Bidgood was promoted to Executive Vice President of National Sales and Marketing and became an officer of Bluegreen Corporation. In December 2008, Mr. Bidgood was appointed President, Bluegreen Resorts Field Sales & Marketing. Prior to joining Bluegreen, Mr. Bidgood held a variety of positions and has been involved in all aspects of resort development.

Daniel C. Koscher joined us in 1986. During his tenure, he has served in various financial management positions including Chief Accounting Officer and Vice President and Director of Planning/Budgeting. In 1996, he became Senior Vice President of the Company and President of Bluegreen Communities. In November 2005, Mr. Koscher was appointed President and Chief Executive Officer of Bluegreen Communities. Mr. Koscher holds an M.B.A. along with a B.B.A. in Accounting and is a Registered Resort Professional.

Susan J. Saturday joined us in 1988. During her tenure, she has held various management positions with us, including Assistant to the Chief Financial Officer, Divisional Controller and Director of Accounting. In 1995, she was appointed Vice President and Director of Human Resources and Administration. In 2004, Ms. Saturday was appointed Senior Vice President and Chief Human Resources Officer. From 1983 to 1988, Ms. Saturday was employed by General Electric Company in various financial management positions. Ms. Saturday holds a B.B.A. in Accounting and an M.S. in Human Resource Management.

Item 1A. RISK FACTORS.

We are subject to various risks and uncertainties relating to or arising out of the nature of our business and general business, economic, financing, legal and other factors or conditions that may affect us. Moreover, we operate in a very competitive, highly regulated and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to either predict all risk factors, or assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. These risks and uncertainties include, but are not limited, to the risk factors set forth below and those identified elsewhere in this Annual Report on Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Investors should also refer to our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (available on our website and the SEC’s website) in future periods for information relating to risks and uncertainties with respect to us and our business.

The state of the economy, generally, interest rates and the availability of financing affect our ability to market VOIs and residential homesites.

Our business has been adversely affected by unfavorable general economic and industry conditions, including effects of weak domestic and world economies, rising unemployment and job insecurity, a decrease in discretionary spending, a decline in housing values, limited availability of financing, and geopolitical conflicts. If such conditions continue, or deteriorate further, our business and results may continue to be adversely impacted, particularly if the availability of financing for us or for our customers continues to be limited or if changes in general economic conditions adversely affect our customers’ ability to pay amounts owed under our notes receivable. Further, because our operations are conducted mainly within the vacation ownership industry, any adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, continued disruptions in the credit markets and unavailability of financing, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on our business.

We would incur substantial losses if the customers we finance default on their obligations, and new credit underwriting standards may not have the anticipated favorable impact on performance.

Historically, we did not perform credit checks of the purchasers of our VOIs at the time of sale in connection with our financing of their purchases. From time to time, however, we obtained FICO® scores on the overall VOI portfolio originated by us. Based on a review conducted in October 2008, approximately 30.4% of VOI borrowers in our serviced loan portfolio had a FICO® score below 620. Effective December 15, 2008, we implemented a formal FICO® score based credit underwriting program. However, there is no assurance that any of these FICO® score-based underwriting standards will result in decreased default rates or otherwise improve the performance of our receivables. Conditions in the mortgage industry, including both credit sources as well as borrowers’ financial profiles, have deteriorated in recent years. As of December 31, 2009, approximately 5.4% of our vacation ownership receivables and approximately 22.5% of residential land receivables which we held or which third parties held under sales transactions were more than 30 days past due. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, we have generally not pursued such recourse against our customers. In the case of our VOI receivables, if we are unable to collect the defaulted amount due, we traditionally have terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling and administrative costs associated with the original sale, and we would have to incur such costs again to resell the VOI or homesite. If default rates for our borrowers increase further, it may require an increase in the provision for loan losses and an impairment of the value of our retained interests in notes receivable sold. In addition, it may cause buyers of, or lenders whose loans are secured by, our VOI notes receivable to reduce the amount of availability under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and we may not be able to secure financing on terms acceptable to us, if at all, which would adversely affect our earnings, financial position and liquidity.

Under the terms of our pledged and receivable sale facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of our securitization-type transactions i.) require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables and ii.) include provisions that in the event of defaults by customers in excess of stated thresholds would require substantially all of our cash flow from our retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from us.

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

Our business plan historically has depended on our ability to sell or borrow against our notes receivable to support our liquidity and profitability.

We offer financing of up to 90% of the purchase price to purchasers of our VOIs and homesites. Approximately 68% of our VOI customers and approximately 6% of our homesite customers utilized our in-house financing during the year ended December 31, 2009. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the down payment we receive at the time of the sale. Accordingly, our ability to borrow against or sell the notes receivable we receive from our customers has been a critical factor in our continued liquidity.

We have also been a party to a number of customary securitization-type transactions under which we sell receivables to a wholly-owned special purpose entity which, in turn, sells the receivables to a trust established for the transaction. We typically recognized gains on the sale of receivables and such gains have historically comprised a significant portion of our income. In recent years, the markets for notes receivable facilities and receivable securitization transactions were negatively impacted by problems in the residential mortgage markets and credit markets in general and an associated reduction in liquidity which resulted in reduced availability of financing and less favorable pricing. If our pledged receivables facilities terminate or expire and we are unable to replace them with comparable facilities, or if we are unable to continue to participate in securitization-type transactions on acceptable terms, our liquidity, cash flow, and profitability would be materially and adversely affected. If any of our current facilities terminate or expire, there is no assurance that we will be able to negotiate the pledge or sale of our notes receivable at favorable rates, or at all.

While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that our business and profitability will not otherwise continue to depend on our ability to obtain financing, which may not be available on favorable terms, or at all.

We have historically depended on funds from our credit facilities and securitization transactions to finance our operations. In recent years, there have been unprecedented disruptions in the credit markets, which has made obtaining additional and replacement external sources of liquidity more difficult and more costly. The term securitization market has experienced significantly reduced volumes in recent years and, as a result, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of our lenders, have announced that they will be either be exiting the finance business or will not be entering into new financing commitments for the foreseeable future, although such lenders continue to honor existing commitments. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been generally unavailable. In response to these conditions, we adopted strategic initiatives in an attempt to conserve cash. Further, because we had debt facilities maturing or requiring partial repayment in 2009 and 2010, as well as facilities for which the advance period has or will expire, the implementation of our strategic initiatives was needed to address these matters with our lenders. However, there is no assurance that our implementation of these strategic initiatives will enhance our financial position or otherwise be successful. If these initiatives do not have their intended results, our financial condition may be materially and adversely impacted.

In addition, notwithstanding our implementation of the strategic initiatives described above, we anticipate that we will continue to finance our future business activities, in part, with funds that we obtain pursuant to additional borrowings under our existing credit facilities, under credit facilities that we may obtain in the future, under securitizations in which we may participate in the future or pursuant to other borrowing arrangements. Moreover, we are, and will be, required to seek continued external sources of liquidity to:

•	support our operations;

•	finance the acquisition and development of VOI inventory and residential land;

•	finance a substantial percentage of our sales; and

•	satisfy our debt and other obligations.

Our ability to service or to refinance our indebtedness or to obtain additional financing (including our ability to consummate future notes receivable securitizations) depends on the credit markets and on our future performance, which is subject to a number of factors, including the success of our business, results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions and perceptions about the residential land and vacation ownership industries. We have approximately $87.5 million of indebtedness which becomes due during 2010. While we have received a non-binding term sheet to refinance $40.2 million of this amount, which would reduce our contractual obligations less than one year by $26.6 million, there can be no assurances that this transaction will close on favorable terms, if at all. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. But there is no assurance that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt. Any of these occurrences may have a material and adverse impact on our liquidity and financial condition.

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

A portion of our revenue historically has been comprised of gains on sales of notes receivable in off-balance sheet arrangements. The amount of any gains recognized and the fair value of the retained interests recorded were based in part on management’s best estimates of future prepayment, default and loss severity rates, discount rates and other considerations in light of then-current conditions. Our results of operations and financial condition could be adversely affected if, among other things:

•	actual prepayments with respect to loans sold occur more quickly than was projected;

•	actual defaults and/or loss severity rates with respect to loans sold are greater than estimated;

•	the portfolio of receivables sold fails to satisfy specified performance criteria; or

•	conditions in the securitization market continue to result in a widening of interest spreads, causing the discount rates used to value our retained interest in notes receivable sold to increase.

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

The real estate market is currently experiencing a significant correction, the depth and duration of which are as yet unknown and many economists and financial analysts, as well as the media in general, believe that we are in the midst of a general economic recession. These circumstances have exerted pressure upon our Bluegreen Communities and Bluegreen Resorts divisions. Further, a continued deterioration of the economy in general or the market for residential land or VOIs would have a material adverse effect on our business.

The availability of land at favorable prices for the development of our Bluegreen Resorts and Bluegreen Communities real estate projects by the time we will need more real estate inventory to sell is critical to our profitability and the ability to cover our significant selling, general and administrative expenses, cost of capital and other expenses. While we believe that the property we have purchased at our adjusted carrying amounts will generate appropriate margins, land prices have fallen significantly and the projects we bought in the last several years may have been bought at higher price levels than available in the current market. If we are unable to acquire such land or, in the case of Bluegreen Resorts, resort properties, at a favorable cost, it could have an adverse impact on our results of operations.

The profitability of our real estate development activities is also impacted by the cost of construction materials and services. Should the cost of construction materials and services rise, the ultimate cost of our Bluegreen Resorts’ and Bluegreen Communities’ inventories when developed could increase and have a material, adverse impact on our results of operations.

Our adoption on January 1, 2010, of recently issued accounting guidance will have a material adverse impact on our net worth, leverage, and book value per share.

The initial adoption of FASB ASC 860-10 and FASB ASC 810-10 in our 2010 first quarter will require us to consolidate our existing qualifying special purpose entities associated with past securitization transactions. As such, we will record a one-time non-cash after-tax charge directly to shareholders’ equity of approximately $35.0 million to $55.0 million, representing the cumulative effect of a change in accounting principle, in the first quarter of 2010. The cumulative effect will consist primarily of the reestablishment of notes receivable (net of reserves) associated with those securitization transactions, the elimination of residual interests that we initially recorded in connection with those transactions, the impact of recording debt obligations associated with third party interests held in the special purpose entities and related adjustments to deferred financing costs and inventory balances. We anticipate that our adoption of these standards will have the following impacts on our balance sheet: (1) assets will increase by approximately $335.0 million to $345.0 million primarily related to the consolidation of notes receivable; (2) liabilities will increase by approximately $380.0 million to $390.0 million, primarily representing the consolidation of debt obligations associated with third party interests; and (3) shareholders’ equity will decrease by approximately $35.0 million to $55.0 million. There can be no assurances that this change in accounting principle will not adversely affect the market value of our common stock or the assessment of our financial position by investors and lenders.

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

Based on our experience at our resorts and at destination resorts owned by third parties, we believe that resales of VOIs generally are made at net sales prices below their original customer purchase prices. The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs. Accordingly, the initial purchase of a VOI may be less attractive to prospective buyers. Also, buyers who seek to resell their VOIs compete with our efforts to sell our VOIs. While VOI resale clearing houses or brokers currently do not have a material impact on our business, if a secondary market for VOIs were to become more organized and liquid, the resulting availability of resale VOIs at lower prices could adversely affect our sales prices and the number of sales we can close, which in turn would adversely affect our business and results of operations.

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

The ratings of third-party rating agencies could adversely impact our ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. During the third quarter of 2009, we were informed that one of the rating agencies downgraded its original ratings on certain bond classes in our prior securitizations. As a result of this or any future downgrades, holders of such bonds may be required to sell bonds in the market place and such sales could occur at a discount, which could impact the perceived value of such bonds and our ability to sell future securitization bonds at favorable terms, if at all.

In addition, if rating agencies were to downgrade our corporate credit ratings, our ability to raise capital and/or issue debt at favorable terms or at all could be adversely impacted. Such a downgrade could materially adversely affect our liquidity, financial condition and results of operations.

The loss of the services of our key management and personnel could adversely affect our business.

Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff. There is no assurance that we will be successful in attracting and retaining key management personnel.

BFC Financial Corporation holds a majority of our outstanding common stock, which may adversely affect the market price of our common stock.

BFC Financial Corporation (“BFC”), indirectly through its wholly owned Woodbridge Holdings, LLC subsidiary, owns 16,922,953 shares, or approximately 52%, of our issued and outstanding common stock. As a result, BFC is in a position to elect our Board of Directors and significantly influence the outcome of any shareholder vote. This control position may have an adverse effect on the market price of our common stock. Alan B. Levan, our Chairman, and John E. Abdo, our Vice Chairman, are also Chairman and Vice Chairman, respectively, of BFC.

Item 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.	PROPERTIES.

Our principal executive office is located in Boca Raton, Florida in approximately 158,838 square feet of leased space. At December 31, 2009, we also maintained sales offices at 21 of our resorts. In addition, we maintain four regional sales/administrative offices for the Communities Division. For a further description of our resort and communities properties, please see “Item 1. Business — Company Products.”

Item 3.	LEGAL PROCEEDINGS.

Bluegreen Resorts

Kelly Fair Labor Standards Act Lawsuit

In Cause No. 08-cv-401-bbc, styled Steven Craig Kelly and Jack Clark, individually and on behalf of others similarly situated v. Bluegreen Corporation, in the United States District Court for the Western District of Wisconsin, two former sales representatives brought a lawsuit on July 28, 2008 in the Western District of Wisconsin on behalf of themselves and putative class members who are or were employed by us as sales associates and compensated on a commission-only basis. Plaintiffs alleged that we violated the Fair Labor Standards Act (“FLSA”) and that they and the collective class are or were covered, non-exempt employees under federal wage and hour laws, and were entitled to minimum wage and overtime pay consistent with the FLSA. On July 10, 2009, the parties settled the case and we agreed to pay approximately $1.5 million (including attorney’s fees and costs) without admitting any wrongdoing. As of December 31, 2009, the settlement was paid and the case dismissed.

Pennsylvania Attorney General Lawsuit

On October 28, 2008, in Cause No. 479 M.D. 2008, styled Commonwealth of Pennsylvania Acting by Attorney General Thomas W. Corbett, Jr. v. Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc., in the Commonwealth Court of Pennsylvania, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit seeks civil penalties against us and restitution on behalf of Pennsylvania consumers who may have suffered losses as a result of the alleged unlawful sales and marketing methods and practices. The lawsuit does not seek to permanently restrain us or any of our affiliates from doing business in the Commonwealth of Pennsylvania. The parties have reached settlement on this matter and on March 15, 2010 we signed a consent petition and forwarded it to the Attorney General’s office for counter-signature and filing with the appropriate court offices. As of December 31, 2009, we had accrued $225,000 in connection with anticipated payments to resolve this matter.

Destin, Florida Deposit Dispute Lawsuit

In Cause No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.,; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, the Plaintiff as escrow agent brought an interpleader action seeking a determination as to whether we, as purchaser, or Hubert A. Laird and MSB of Destin, Inc. as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Both we and the seller have brought cross-claims for breach of the underlying purchase and sale contract. The seller alleges we failed to perform under the terms of the purchase and sale contract and alleges fraud. We maintain that our decision not to close on the purchase of the subject real property was in accordance with the terms of the purchase and sale contract and therefore we are entitled to a return of the full escrow deposit.

Bluegreen Communities

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006, styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. As a result of this decision, no damages or attorneys’ fees are owed to the plaintiffs. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Bluegreen. No information is available as to when the Texas Supreme Court will render a decision as to whether or not it will take the appeal.

Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation described above as well as in Cause No. 067-223662-07, Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al., in the 67th Judicial District Court of Tarrant County, Texas. This case has been settled and the $3.4 million that was accrued related to this matter as of December 31, 2009 was paid in March of 2010. Additional claims may be pursued in the future by certain individual lot owners within the Mountain Lakes subdivision in connection with these matters, but it is not possible at this time to estimate the likelihood of loss.

Marshall, et al. Lawsuit regarding Community Amenities

On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v. Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., Plaintiffs brought suit against us alleging fraud, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision we developed in Montgomery County, Texas. More specifically, the Plaintiffs allege misrepresentation concerning the usability of the lakes within the community for fishing and sporting and the general level of quality at which the community would be developed and thereafter maintained. The lawsuit seeks material damages and the estimated cost to remediate the lake is $500,000. We intend to vigorously defend the lawsuit.

Schawrz, et al. Lawsuit regarding Community Amenities

On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, Plaintiffs brought suit against us alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. Plaintiff subsequently withdrew the fraud and misrepresentation counts and replaced them with a count alleging violation of racketeering laws, including mail fraud and wire fraud. On January 25, 2010, Plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action representing more than 100 persons who were harmed by the alleged racketeering activities in a similar manner as Plaintiffs. No decision has yet been made by the Court as to whether they certify a class. We deny the allegations and intend to vigorously defend the lawsuit.

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, sale or financing of VOIs and real estate. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.

Item 4.	RESERVED.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BXG”. The following table sets forth, for the periods indicated, the high and low closing price of our common stock as reported on the NYSE:

Price Range

Year Ended December 31, 2008	High	Low

First Quarter	$9.31	$6.19
Second Quarter	7.65	5.96
Third Quarter	12.04	6.07
Fourth Quarter	6.57	1.54

Price Range

Year Ended December 31, 2009	High	Low

First Quarter	$3.62	$0.74
Second Quarter	3.14	1.75
Third Quarter	3.25	2.18
Fourth Quarter	3.97	2.31

Shareholder Return Performance Graph

The following graph assumes an investment of $100 on December 31, 2004 and thereafter compares the yearly percentage change in cumulative total return to our shareholders with an industry peer group consisting of Marriott International Inc., Starwood Hotels and Resorts Worldwide, Inc., Wyndham Worldwide Corporation, and Silverleaf Resorts (“Peer Group”) and a broad market index (the S&P 500). The graph shows performance on a total return (dividend reinvestment) basis. The graph lines connect fiscal year-end dates and do not reflect fluctuations between those dates.

	2004	2005	2006	2007	2008	2009

Bluegreen Corporation	$100.00	$79.68	$64.71	$36.26	$15.79	$12.20
S & P 500	100.00	104.89	121.46	128.13	80.73	102.08
Peer Group	100.00	108.99	144.49	104.62	49.72	88.70

There were approximately 859 record holders of our common stock as of March 1, 2010. The number of record holders does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other entities.

We did not pay any cash or stock dividends during the years ended December 31, 2008 and 2009. Certain of our credit facilities contain terms which might limit the payment of cash dividends on our common stock and our ability to repurchase shares in the event of default and which limit the amount of dividends we may pay in any annual period. In addition there is no assurance that our future credit facilities will not contain similar or more restrictive terms. Our Board of Directors may consider the possibility of paying cash dividends at some point in the future, however, any decision by our Board to pay dividends will be based on our cash position, operating and capital needs and restrictions on the payment of dividends. There is no assurance that we will pay cash dividends in the foreseeable future.

From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since 2001. As of December 31, 2009, there were 694,500 shares remaining for purchase under our current repurchase program; however, we have no present plans to acquire these remaining shares in the foreseeable future.

The following table provides a summary of the purchases of outstanding shares of our common stock made during the quarter ended December 31, 2009 by BFC Financial Corporation, indirectly through Woodbridge Holdings, LLC, its wholly owned subsidiary, which brought BFC’s ownership to approximately 52% of the outstanding shares of our common stock. Alan B. Levan, our Chairman, and John E. Abdo, our Vice Chairman, serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively.

Period	Total Number of Shares Purchased	Average Price Paid per Share

October 1 – October 31, 2009	—	$—
November 1 – November 30, 2009	7,405,628	$3.115
December 1 – December 31, 2009	—	$—
Total	7,405,628	$3.115

BFC purchased the shares from Central Florida Investments, Inc. (“CFI”) in a privately negotiated transaction.

Our shareholders have approved all of our equity compensation plans, which consist of our 1995 Stock Incentive Plan, our 1988 Outside Directors’ Stock Option Plan, our 1998 Non-Employee Director Stock Option Plan, our 2005 Stock Incentive Plan and our 2008 Stock Incentive Plan, as amended (the ‘2008 Plan”). As of December 31, 2009, only the 2008 Plan had securities available for future issuance. Information about securities authorized for issuance under our equity compensation plans as of December 31, 2009, is as follows:

Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Stock Options)

2,794,738	$9.64	7,864,012

Item 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Annual Report (dollars in thousands, except per share data):

	For the Years Ended December 31,

	2005	2006	2007	2008	2009

Statement of Operations Data
Sales of real estate	$550,335	$568,991	$579,380	$475,030	$219,368
Other resort and communities operations revenues	68,237	54,161	59,707	62,000	57,199
Fee-based sales commission revenue	—	—	—	—	20,057
Interest income	34,798	40,765	44,703	57,831	69,337
Gain on sales of notes receivable (3)	25,226	—	—	—	—

Total revenues	678,596	663,917	683,790	594,861	365,961

Income from continuing operations	51,488	41,204	39,856	6,580	11,167

Cumulative effect of change in accounting (3)	—	(4,494)	—	—	—

Net income (loss) attributable to Bluegreen Corporation	$46,551	$34,311	$31,926	$(516)	$(3,572)

Per Share Data:
Diluted earnings (losses) from continuing operations attributable to Bluegreen Corporation	$1.49	$1.09	$1.03	$(0.02)	$0.12

	As of the Years Ended December 31,

	2005	2006	2007	2008	2009

Balance Sheet Data:
Notes receivable, net	$127,783	$144,251	$160,665	$340,644	$309,307
Inventory, net	240,969	349,333	434,968	503,269	515,917
Total assets	694,243	854,212	1,039,578	1,193,507	1,131,265
Total debt obligations	211,439	290,670	397,804	582,683	539,436
Total Bluegreen Corporation shareholders’ equity	313,666	353,023	385,108	382,467	386,230
Book value per common share	$10.31	$11.44	$12.34	$12.24	$12.32

Selected Operating Data:
Weighted-average interest rate on notes receivable at period end	15%	14%	14%	14%	15%

Bluegreen Resorts statistics:
VOI sales (3)	$358,240	$404,950	$450,163	$428,010	$201,755
Gross margin on VOI sales	78%	78%	75%	77%	67%
Fee-based sales commission revenue	—	—	—	—	20,057
Other resort operations revenue	64,276	51,688	53,624	58,473	55,609
Segment operating profit (1)	$59,578	$54,310	$62,890	$46,999	$37,748
Number of Vacation Club resorts at period end	43	43	45	50	54
Number of Bluegreen VOI sale transactions (2)	37,605	41,097	42,768	44,224	19,602
Number of sales made on behalf of outside developers for a fee	—	—	—	—	2,593

Bluegreen Communities statistics:
Homesite sales	$192,095	$164,041	$129,217	$47,020	$17,613
Gross margin on homesite sales	48%	45%	48%	33%	(44)%
Segment operating profit (loss)(1)	$47,385	$35,137	$23,452	$(3,574)	$(21,099)
Number of homesites sold (2)	2,287	1,750	1,301	442	278

(1)

Segment operating profit is operating profit from continuing operations prior to the allocation of corporate overhead, interest income, other income or expense, provision for loan losses (for years prior to the January 1, 2006 implementation of new timeshare accounting rules), interest expense, income taxes, non-controlling interests, restructuring charges, goodwill impairment charges, and cumulative effect of change in accounting principles. See Note 15 of the Notes to Consolidated Financial Statements for further information.

(2)

“Number of VOI sale transactions” and “number of homesites sold” include those sales made during the applicable period where recognition of revenue is deferred under the percentage-of-completion method of accounting and under the timeshare accounting rules applicable to required commitments of buyers, as applicable. See “Revenue Recognition and Contracts Receivable” under Note 1 of the Notes to Consolidated Financial Statements.

(3)

Effective January 1, 2006 we adopted the provisions of the new timeshare accounting rules, which changed many aspects of timeshare accounting, including revenue recognition, inventory costing, and accounting for incidental operations. Also, it required that a significant portion of our gains on sales of notes receivable be included in sales of real estate. In 2006, 2007 and 2008, the gains on sales of notes receivable were $44.7 million, $39.4 million, and $8.2 million, respectively. No gains of sales of notes receivable were recognized in

2009. The adoption of the new timeshare accounting rules resulted in an after-tax charge of $4.5 million in 2006, reflected as a cumulative effect of change in accounting principle.

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

Certain statements in this Annual Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, the availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factor section of this Annual Report, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement, and in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

Executive Overview

Our 2009 results reflect the difficult economic conditions that continue to exist in the real estate and financial markets. In response to these conditions, we have focused on efforts to improve our cash flows from operations by deliberately reducing the number of VOI sales transactions for which we provide financing and to increase our selling and marketing efficiencies in our Resorts Division. We also sought to pursue opportunities to grow our cash fee-based service businesses. While our cash flows from operations and our Resorts Division segment operating margin reflects the success of these efforts, the Communities Division continued to struggle given the low consumer demand for homesites.

In addition to these factors, the following had a significant financial impact on us during 2009:

•	We recorded a $10.5 million loss on the sale of four of our golf courses.

•

Our Communities Division generated a segment operating loss of $21.1 million, including a non-cash charge of $13.2 million associated with the write-down of certain completed inventory to net realizable value.

•

We recorded a charge of approximately $3.2 million related to attorney fees and other costs associated with previous efforts to seek alternative liquidity source for our receivables, which we are no longer presently pursuing.

•	We recognized a non-recurring tax benefit of $4.6 million, as a result of certain book and tax differences becoming permanent.

The following table details the contribution to consolidated sales of real estate by the reportable segments for the years ended December 31, 2007, 2008 and 2009 (in thousands, except percentage amounts):

	For the Years Ended December 31,

	2007		2008		2009

	Sales of real estate	% of total sales	Sales of real estate	% of total sales	Sales of real estate	% of total sales

Bluegreen Resorts	$450.2	78%	$428.0	90%	$201.8	92%
Bluegreen Communities	129.2	22%	47.0	10%	17.6	8%

Total	$579.4		$475.0		$219.4

As we discuss further under “Liquidity and Capital Resources”, our Resorts sales operations are materially dependent on the availability of liquidity in the credit markets. Historically, we have provided financing to a significant portion of our Bluegreen Resorts customers. Such financing typically involves the consumer making a minimum 10% cash down payment, with the balance being financed over a ten-year period. As Bluegreen Resorts’ selling, general and administrative expenses typically exceed the cash down payment, we have historically maintained credit facilities pursuant to which we pledged or sold our consumer notes receivable. Furthermore, we also engaged in private placement term securitization transactions to periodically pay down all or a portion of our note receivable credit facilities.

There has been and continues to be an unprecedented disruption in the credit markets that has made obtaining additional and replacement external sources of liquidity more difficult and, if available, more expensive. For most of 2009, the term securitization market was severely limited and, as a result, financial institutions have been and continue to be reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of our lenders, have announced that they will either be exiting the finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have generally been unavailable to us.

While we believe that the market for our Resorts product remains relatively strong, we are continuing to deemphasize our sales operations to conserve cash because of the uncertainties in the credit markets. In an effort to conserve cash and availability under our receivables credit facilities, we implemented strategic initiatives which have included closing certain sales offices; eliminating what we identified as lower-efficiency marketing programs; emphasizing cash sales and higher cash down payments as well as pursuing other cash-based services; reducing overhead, including eliminating a significant number of staff positions across a variety of areas at various locations; limiting sales to borrowers who meet newly applied underwriting standards; and increasing interest rates on new sales transactions for which we provide financing. Our goal is to reduce the number of sales while increasing the ultimate profitability of the sales we do make. Additional information on our strategic initiatives is provided in “Liquidity and Capital Resources” below. We believe that we have adequate timeshare inventory to satisfy our projected sales for 2010 and based on anticipated sales levels, for a number of years thereafter.

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

While the vacation ownership business has historically been capital intensive, our goal is to leverage our sales and marketing, mortgage servicing, resort management, title and construction expertise to generate fee-based-service relationships with third parties that produce strong cash flows and require less capital investment. During 2009, we began providing resort management services to four resorts under these agreements. In addition, since July 2009 we sold $31.7 million of outside developer inventory and earned sales and marketing commissions of approximately $20.1 million, as well as title fees on such transactions. We have also begun providing resort design and development services and mortgage services under certain of these arrangements. We intend to pursue additional fee-based services relationships and believe that these activities will become an increasing portion of our business over time.

We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and results of operations. This seasonality may result in fluctuations in our quarterly operating results. Although we expect to see more potential customers at our sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to complex down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the requirement that we use the percentage-of-completion method of accounting.

We believe that inflation and changing prices have had a material impact on our revenues and results of operations. We have increased the sales prices of our VOIs periodically and have experienced increased construction and development costs from time to time during the last several years. There is no assurance that we will be able to increase or maintain the current level of our sales prices or that increased construction costs will not have a material adverse impact on our gross margin. In addition, to the extent that inflation in general or increased prices for our VOIs and homesites adversely impacts consumer demand, our results of operations could be adversely impacted. Also, to the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase.

Our Bluegreen Communities business has been, and continues to be, adversely impacted by the deterioration in the real estate markets. We have experienced a material decrease in demand, and a significant decrease in sales volume. During 2009 we significantly reduced prices on certain of our completed homesites in an attempt to increase sales activity, and such reductions have adversely impacted the carrying costs of our Communities’ inventories. There can be no assurances that future changes in our intentions or pricing will not result in future material inventory valuation adjustments.

We have historically financed a majority of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries.

The allowance for loan losses by division as of December 31, 2008 and 2009 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2008:
Notes receivable	$388,014	$4,659	$392,673
Allowance for loan losses	(51,785)	(244)	(52,029)

Notes receivable, net	$336,229	$4,415	$340,644

Allowance as a % of gross notes receivable	13%	5%	13%

December 31, 2009:
Notes receivable	$351,232	$4,901	$356,133
Allowance for loan losses	(46,302)	(524)	(46,826)

Notes receivable, net	$304,930	$4,377	$309,307

Allowance as a % of gross notes receivable	13%	11%	13%

The table below sets forth the activity in our allowance for uncollectible notes receivable for the year ended December 31, 2009 (in thousands):

Balance, December 31, 2008	$52,029
Provision for loan losses (1)	31,641
Less: Write-offs of uncollectible receivables	(36,844)

Balance, December 31, 2009	$46,826

(1) Includes provision for loan losses on homesite notes receivable

We believe that rising unemployment in the United States and adverse economic conditions in general have adversely impacted the performance of our notes receivable portfolio. However, we anticipate that credit underwriting standards on new loan originations which we implemented in December 2008 and increasing customer equity in the existing loan portfolio will have a favorable impact on the performance of the portfolio over time.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us were as follows:

Average Annual Default Rates	Year Ended December 31,

Division	2007	2008	2009

Bluegreen Resorts
Loans originated prior to December 15, 2008	7.4%	9.0%	15.1%
Loans originated on or after December 15, 2008	—	—	1.3	%(3)
Bluegreen Communities	4.6%	7.9%	—	(1)

Delinquency Rates(2)	As of December 31,

Division	2007	2008	2009

Bluegreen Resorts
Loans originated prior to December 15, 2008	4.5%	5.7%	6.0%
Loans originated on or after December 15, 2008	—	—	1.9%
Bluegreen Communities	13.2%	10.7%	22.5	(1)%

(1)

As of December 31, 2009 we were in the process of foreclosing on a total of nine Bluegreen Communities’ receivables. Had we completed the foreclosure process in 2009, the Bluegreen Communities average annual default rate would have been approximately 7% during 2009 and the delinquency rate would have been approximately 17% as of December 31, 2009.

(2)	The percentage of our serviced VOI notes receivable portfolio that was over 30 days past due as of the dates indicated.

(3)	Reflects the impact of our credit underwriting standards as well as our policy that loans are not defaulted until after 120 days past due.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable recovering the related VOI that secured the note receivable, typically soon after default and at little or no cost. In cases where Bluegreen has retained ownership of the vacation ownership note receivable, the VOI is recovered and resold in the normal course of business. In most cases the resales of the VOI’s partially mitigate the loss from the default, as these recoveries generally range from approximately 40% to 100% of the defaulted principal balance depending on the age of the defaulted receivable. We may also remarket VOI’s relating to defaulted receivables on behalf of note holders in exchange for a remarketing fee designed to approximate our sales and marketing costs. From time to time, we will reacquire a defaulted note receivable from one of our off-balance sheet term securitization or purchase facility transactions by substituting the defaulted receivable for a performing receivable. The related VOI that secured the defaulted note receivable is reacquired at a price equal to the defaulted principal amount, which typically is in excess of our historical cost of product. The reacquisition of inventory in this manner has resulted in an increase in Bluegreen Resort’s cost of sales.

In advance of new accounting rules which became effective January 1, 2010, a decision was made in 2008 to structure any sales of notes receivable after that time so they are treated as on-balance sheet borrowings. This impacts the comparability to prior periods as transactions structured in this way do not result in gains on sales of notes receivable. A significant portion of our revenues historically was comprised of gains on sales of notes receivable. The gains were recorded on our consolidated statement of operations as a component of sales of real estate and the related retained interests in the notes receivable sold have been recorded on our consolidated balance sheet at the time of sale. See further discussion below in “Accounting Pronouncements Not Yet Adopted” for discussion of the anticipated impact of new accounting rules.

The deteriorating credit markets have negatively impacted our financing activities. During 2008 and the majority of 2009, fewer securitization and hypothecation transactions were consummated in the market overall, and those that were consummated were more difficult to effect and were priced at a higher cost than in prior periods. There can be no assurance that we will be able to secure financing for our VOI notes receivable on acceptable terms, if at all.

During 2009, we renewed or extended certain of our existing credit facilities and debt maturities and are in the process of negotiating an additional significant debt extension (See the “Liquidity and Capital Resources” section for further information). In connection with such renewals and extensions we have, in certain cases, agreed to pay higher interest rates and fees. In addition, conditions in the commercial credit markets are expected to increase interest rates on new debt we may obtain from time to time in the future. Any such increased interest rates would increase our expenses and adversely impact our results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted.

•

Revenue Recognition and Inventory Cost Allocation. In accordance with the requirements of ACS 970 or SFAS No. 66, Accounting for Sales of Real Estate, as amended by the timeshare accounting rules (SFAS No. 152) regarding VOI sales, we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should we become unable to reasonably estimate the collectibility of our receivables, we may have to defer the recognition of sales and our results of operations could be negatively impacted. Under timeshare accounting rules, the buyer’s minimum cash down payment towards the purchase of our VOIs is met only if the cash down payment received, reduced by the value of certain incentives provided to the buyer at the time of sale, is at least 10% of the sales price. If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that we provide to buyers of our VOIs may result in additional VOI sales being deferred, which could materially adversely impact our results of operations.

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

The timeshare accounting rules define a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of repossessed VOI inventory, generally as a result of the default of the related receivable. For Communities’ real estate projects, costs are allocated to individual homesites in the Communities’ projects based on the relative estimated sales value of each homesite without regard to defaults or repossessed inventory. Under this method, the allocated cost of a homesite is relieved from inventory and recognized as cost of sales upon recognition of the related sale. Should our estimates of the sales values of our VOI and homesite inventories differ materially from their ultimate selling prices, our gross profit could be adversely impacted.

•

Carrying Value of Completed Inventory. Our completed timeshare and homesite inventory is carried at the lower of cost or net realizable value. On at least a quarterly basis, we evaluate the recovery of the carrying amounts of our completed inventory and if necessary, adjust such amounts to net realizable value. During 2008 and 2009, as a result of our evaluation of certain completed Communities Division real estate, we recorded charges totaling $5.2 million and $13.2 million, respectively, to write down such inventory to net realizable value.

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

•

Transfers of Financial Assets and Valuation of Retained Interests. When we transfer financial assets to third parties, such as when we sell VOI notes receivable pursuant to our vacation ownership receivables purchase facilities, we evaluate whether or not such transfer should be accounted for as a sale pursuant to accounting rules in place at the time of the transaction. The evaluation of sale treatment involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e., put presumptively beyond our reach or the reach of our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates us to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets (other than through a cleanup call). We believe that we have obtained appropriate legal opinions and other guidance deemed necessary to properly account for our transfers of financial assets as sales. As indicated below in “Recent Accounting Pronouncements Not Yet Adopted”, should we be successful in selling additional notes receivable in the future, such transactions will be evaluated under new rules which become effective on January 1, 2010. Accordingly, we do not expect to recognize any future gains on the sale of notes receivable.

In connection with the sales of notes receivable referred to above, we retain subordinated tranches and rights to excess interest spread, which are retained interests in the notes receivable sold. Gain or loss on the sale of the notes receivable has depended in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. We initially and periodically estimate the fair value of our retained interest in notes receivable sold based on the present value of future expected cash flows using management’s best estimates of the key assumptions — prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should our estimates of these key assumptions change or should the portfolios sold fail to satisfy specified performance criteria and therefore trigger provisions whereby outside investors in the portfolios are paid on an accelerated basis, there could be a reduction in the fair value of the retained interests and our results of operations and financial condition could be materially and adversely impacted. During the year ended December 31, 2009, we recognized other-than-temporary decreases totaling approximately $1.1 million in the fair market value of certain of our retained interest in notes receivable sold. The overall decrease in the fair value of our retained interest in VOI notes receivable sold in 2009 was a result of higher discount rates and unfavorable changes to our estimates of the amount and timing of future cash flows from our retained interests. The higher discount rate during 2009 reflects an increase in our estimate of the required yield by a potential investor in our residual interests as of December 31, 2009.

•

Carrying Value of Real Estate Held for Development and Under Development and Long-Lived Assets. We evaluate the recovery of our long-lived assets, and our undeveloped real estate properties or real estate properties under development, if certain trigger events occur. If the expected undiscounted future cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair value. Our assessment consists of determining recoverability of our costs based on our plans and upon a combination of factors including: estimates of remaining life-of-project sales for each project, the period required to complete such sales, estimates of costs to complete each project, if needed, and various other factors including relevant market data. Should our estimates of these factors or our plans change, our results of operations and financial condition could be adversely impacted.

Recent Accounting Pronouncements Not Yet Adopted.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (which has subsequently been renamed ASC 860), which became effective for us on January 1, 2010. FASB ASC 860 eliminates the concept of a qualifying special-purpose entity (“QSPE”), changes the requirements for derecognizing financial assets. It also requires the disclosure of more information about transfers of financial assets, including securitization transactions and transactions where companies have continuing exposure to the risks related to the transferred financial assets. See discussion of SFAS No. 167, below, for the anticipated impact on Bluegreen of the adoption of SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (which has subsequently been renamed ASC 810), which became effective for us on January 1, 2010.  ASC 810 addresses the effects of eliminating the qualified special purpose entity (“QSPE”) concept and responds to concerns about the application of certain key provisions of previous accounting rules, including concerns over the transparency of an enterprise’s involvement with variable interest entities (“VIEs”).  As a result of the adoption of this pronouncement on January 1, 2010, we expect that we will in the future be required to consolidate our QSPEs described in Note 4 to our consolidated financial statements. Accordingly, we expect to record a one-time non-cash after-tax adjustment to shareholders’ equity in the first quarter of 2010 of approximately $35.0 million to $55.0 million as a cumulative effect of a change in accounting principle. The cumulative effect will consist primarily of the reversal of previously recognized sales of notes receivable, the recognition of the related non-recourse receivable-backed notes payable, the elimination of retained interest in notes receivable sold, and adjustments to inventory and deferred income taxes payable as a result of these changes. We anticipate that our adoption of these standards will have the following impacts on our balance sheet: (1) assets will increase by approximately $335.0 million to $345.0 million; (2) liabilities will increase by approximately $380.0 million to $390.0 million; and (3) shareholders’ equity will decrease by approximately $35.0 million to $55.0 million.

Results of Operations

We review financial information, allocate resources and manage our business as two segments, Bluegreen Resorts and Bluegreen Communities. The information reviewed is based on internal reports and excludes an allocation of general and administrative expenses attributable to corporate overhead. The information provided is based on a management approach and is used by us for the purpose of tracking trends and changes in results. It does not reflect the actual economic costs, contributions or results of operations of the segments as standalone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the segments might differ but the relative trends, in our view, would likely not be materially impacted. The table below sets forth our financial results by segment, excluding the impact of discontinued operations:

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	Percentage of Sales	Amount	Percentage of Sales	Amount	Percentage of Sales

	(dollars in thousands)

Year Ended December 31, 2007:

Gross sales of real estate	$476,033		$129,217		$605,250
Estimated uncollectible VOI notes receivable	(65,242)		—		(65,242)
Gain on sales of notes receivable	39,372		—		39,372

Sales of real estate	450,163	100%	129,217	100%	579,380	100%
Cost of real estate sales	(111,480)	(25)	(67,251)	(52)	(178,731)	(31)

Gross profit	338,683	75	61,966	48	400,649	69
Other resort and communities operations revenues	53,624	12	6,083	5	59,707	10
Cost of other resort and communities operations	(36,588)	(8)	(5,871)	(5)	(42,459)	(7)
Selling and marketing expenses	(260,932)	(58)	(27,934)	(22)	(288,866)	(50)
Segment general and administrative expenses (1)	(31,897)	(7)	(10,792)	(8)	(42,689)	(7)

Segment operating profit	$62,890	14%	$23,452	18%	$86,342	15%

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	Percentage of Sales	Amount	Percentage of Sales	Amount	Percentage of Sales

	(dollars in thousands)

Year Ended December 31, 2008:

Gross sales of real estate	$495,612		$47,020		$542,632
Estimated uncollectible VOI notes receivable	(75,847)		—		(75,847)
Gain on sales of notes receivable	8,245		—		8,245

Sales of real estate	428,010	100%	47,020	100%	475,030	100%
Cost of real estate sales	(98,727)	(23)	(31,540)	(67)	(130,267)	(27)

Gross profit	329,283	77	15,480	33	344,763	73
Other resort and communities operations revenues	58,473	13	3,527	8	62,000	13
Cost of other resort and communities operations	(37,781)	(9)	(3,136)	(7)	(40,917)	(9)
Selling and marketing expenses	(275,408)	(64)	(11,746)	(25)	(287,154)	(60)
Segment general and administrative expenses (1)	(27,568)	(6)	(7,699)	(17)	(35,267)	(7)

Segment operating profit (loss)	$46,999	11%	$(3,574)	(8)%	$43,425	10%

	Bluegreen Resorts		Bluegreen Communities		Total

	Amount	Percentage of Sales	Amount	Percentage of Sales	Amount	Percentage of Sales

	(dollars in thousands)

Year Ended December 31, 2009:

System-wide sales (2)	$264,695		$17,613		$282,308
Estimated uncollectible VOI notes receivable	(31,205)		—		(31,205)

System-wide sales, net	233,490	100%	17,613	100%	251,103	100%

Less: Sales of third-party VOIs	(31,735)	(14)	—	—	(31,735)	13

Sales of real estate	201,755	86	17,613	100%	219,368	87
Cost of real estate sales	(66,589)	(33)*	(25,303)	(144)	(91,892)	(42)*

Gross profit	135,166	67 *	(7,690)	(44)	127,476	58 *
Fee-based sales commission revenue	20,057	9	—	—	20,057	8
Other resort and communities operations revenues	55,609	24	1,590	9	57,199	23
Cost of other resort and communities operations	(34,178)	(15)	(3,792)	(22)	(37,970)	(15)
Selling and marketing expenses	(120,014)	(51)	(4,571)	(26)	(124,585)	(50)
Segment general and administrative expenses (1)	(18,892)	(8)	(6,636)	(37)	(25,528)	(10)

Segment operating profit (loss)	$37,748	16%	$(21,099)	(120)%	$16,649	6%

*	Resort cost of sales and Gross profit are calculated as a percentage of sales of real estate.

(1)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $52.3 million,

$54.8 million and $45.1 million for the years ended December 31, 2007, 2008, and 2009, respectively. (See “Corporate General and Administrative Expenses” below for further discussion).

(2)	Includes sales of VOI’s made on behalf of third parties, which are effected through the same process as the sale of our vacation ownership inventory, and involve similar selling and marketing costs.

Bluegreen Resorts - Year ended December 31, 2009 compared to the year ended December 31, 2008

Bluegreen Resorts – Resort Sales and Marketing

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of outside developers for a fee for the periods indicated. The information is provided before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules:

	For the Year Ended December 31,

	2008	2009

Number of Bluegreen VOI sales transactions	44,224	19,602
Number of sales made on behalf of outside developers for a fee	—	2,593
Total VOI sales transactions	44,224	22,195
Average sales price per transaction	$11,028	$11,324
Number of total prospects tours	318,005	139,801
Sale-to-tour conversion ratio– total prospects	13.9%	15.9%
Number of new prospects tours	224,765	80,590
Sale-to-tour conversion ratio– new prospects	9.6%	11.7%

Sales of Bluegreen Owned VOIs. Bluegreen Resorts’ gross VOI sales (prior to the impact of estimated uncollectible VOI notes receivable and gain on sale of notes receivable) decreased $262.7 million, or 53%, during 2009 as compared to 2008, reflecting the deliberate down-sizing of our sales and marketing operations through the operation of fewer sales offices and our decision to focus on what we believe are relatively higher efficiency marketing programs. Sales to owners accounted for 55% of Resorts’ sales during 2009 as compared to 46% during 2008. Additionally, although we purposely reduced the number of prospect tours during 2009, we believe these tours were more successful as our sale-to-tour conversion ratio for new prospects increased to 11.7% during 2009 from 9.6% during 2008.

Approximately $8.2 million of gains on sales of VOI notes receivable in 2008 are reflected as an increase to VOI sales. No such gains were recognized during 2009. As discussed in detail throughout this Annual Report, we do not anticipate that, in general, any future transfer of our notes receivable will be structured as, or otherwise qualify for, sales treatment. Instead, such transactions will most likely be accounted for as on-balance sheet borrowings. Accordingly, we do not expect to recognize future gains on the sale of notes receivable. While we believe the on-balance sheet treatment for the sale of notes receivable provides more transparent results, our results of operations and operating cash flows are negatively impacted compared to those periods in which the transfer of receivables was treated as a sale.

VOI revenue was reduced by our estimate of future uncollectible VOI notes receivable of $31.2 million and $75.8 million during 2009 and 2008, respectively. These estimates vary with the amount of financed sales during the periods, as well as by our estimate of future note receivable performance.

Bluegreen Resorts’ gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period and the size of the point packages of the VOIs sold. Gross margin during 2009 as compared to 2008 was negatively impacted by the sale of higher cost VOIs, a result of a change in the mix of inventory sold and the relatively higher cost of VOIs reacquired in connection with consumer loan defaults on certain previously sold notes receivable.

Sales and marketing fee-based services. In September 2009, we began selling and marketing third parties’ vacation ownership inventory for a fee (one of our “fee-based services”). These sales are effected through the same process as the sale of our vacation ownership inventory, and entail similar selling and marketing costs with respect to these efforts. We earn our commission upon closing of the sales transaction and are generally paid our cash fees within 30 days.

During 2009, we sold $31.7 million of outside developer inventory and earned sales and marketing commissions of $20.1 million. Based on an allocation of our selling, marketing and segment general and administrative expenses to these fee-based services, we believe we generated approximately $3.6 million in pre-tax profit by providing these sales and marketing fee-based services in 2009. We anticipate that fee-based services will be a greater portion of our revenues and profits in the future.

As a result of fewer tours and the operation of fewer sales offices, selling and marketing expenses for Bluegreen Resorts decreased $155.4 million, or 56%, during 2009 as compared to 2008. As a percentage of sales, selling and marketing expenses decreased to 51% in 2009 from 64% in 2008. A higher tour-to-sale conversion rate and a higher proportion of sales in 2009 to existing owners, which carry a relatively lower marketing cost, reduced selling and marketing expenses as a percentage of sales. We believe that selling and marketing expenses as a percentage of gross VOI sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of gross VOI sales in future periods.

General and administrative expenses for Bluegreen Resorts decreased $8.7 million, or 31%, during 2009 as compared to 2008, the result of operating fewer sales offices. As a percentage of sales, field general and administrative expenses increased from 6% during 2008 to 8% in 2009.

As of December 31, 2009, approximately $9.6 million and $4.6 million of sales and Segment Operating Profit, respectively, were deferred under the applicable timeshare accounting rules because such sales did not yet meet the minimum required buyer’s initial investment. This compares to $23.3 million and $13.5 million of sales and Segment Operating Profit, respectively, deferred as of December 31, 2008.

Resort Management and Other Services

The following table sets forth pre-tax profit generated by our resort management and other services (in thousands):

	For the Year Ended December 31,

	2008	2009

Resort Management Operations	$15,308	$24,260
Title Operations	10,201	5,012
Net Carrying Cost of Developer Inventory	(2,627)	(6,560)
Other	(2,190)	(1,281)

Total	$20,692	$21,431

Resort Management Operations gross profit increased $9.0 million, or 58%, during 2009 as compared to 2008, as a result of additional fees earned by providing services to more Bluegreen Vacation Club members and from managing more timeshare resorts on behalf of property owners’ associations. As of December 31, 2009, we had approximately 222,600 VOI owners, including approximately 168,500 members in the Bluegreen Vacation Club, compared to approximately 208,300 VOI owners, including approximately 164,500 members in the Bluegreen Vacation Club, as of December 31, 2008. Additionally, as of December 31, 2009, we directly or indirectly managed 37 timeshare properties compared to 34 as of December 31, 2008, primarily as a result of entering into new management contracts in connection with our fee-based services.

Gross profit generated from our title operations fluctuates based upon the number of VOI sales transactions processed by our title company subsidiary and on the mix of VOI inventory sold (third party closing costs vary by the location of underlying real estate sold). The decrease in profit during 2009, as compared to 2008 reflects the decrease in sales.

We intend to continue to pursue our efforts to provide resort management and title services to third-party resort developers and others, on a cash-fee basis. While there is no assurance that we will be successful, we hope that this will become an increasing portion of our business over time.

The carrying costs of our VOI inventory include maintenance fees and developer subsidies on VOIs in our inventory paid to the property owners’ associations that maintain our resorts. We partially mitigate this expense, to the extent possible, through the rental of our owned VOI units. Accordingly, the net carrying cost of developer inventory fluctuates with the number of VOI units we hold and the number of resorts subject to a developer subsidy arrangement during a period, as well as revenue from rental and sampler activity realized. During the years ended December 31, 2009 and 2008, the carrying cost of our developer inventory totaled approximately $19.8 million and $16.0 million, respectively, and was off-set by rental/sampler revenue, net of expenses, of $13.2 million and $13.4 million, respectively, during those periods. The carrying cost of developer inventory increased in 2009 primarily as a result of the opening of our resorts in Las Vegas, Nevada and Williamsburg, Virginia in the summer of 2008.

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

Selling and marketing expenses for Bluegreen Resorts increased $14.5 million, or 6%, during 2008 as compared to 2007. The overall increase in selling and marketing expenses during 2008 as compared to 2007 reflected the overall increase in sales and a general increase in overall marketing expenses. As a percentage of sales, our selling and marketing costs increased primarily as a result of the recognition of smaller gains on sale (recorded as a component of revenue) in 2008 as compared to 2007, partially offset by increased sales to existing owners, (which generally carry lower marketing costs), and a slightly higher 2008 sale-to-tour conversion rate. As a percentage of sales, selling and marketing expenses increased to 64% in 2008 from 58% in 2007.

General and administrative expenses for Bluegreen Resorts decreased $4.3 million, or 14%, during 2008 as compared to 2007. As a percentage of sales, field general and administrative expenses decreased from 7% during 2007 to 6% in 2008.

As of December 31, 2008, approximately $23.3 million and $13.5 million of sales and Segment Operating Profit, respectively, were deferred under the applicable timeshare accounting rules because such sales did not yet meet the minimum required buyer’s initial investment. This compares to $24.6 million and $14.3 million of sales and Segment Operating Profit, respectively, deferred as of December 31, 2007.

Resort Management and Other Services

The following table sets forth pre-tax profit generated from our resort management and other services (in thousands):

	For the Year Ended December 31,

	2007	2008

Resort Management Operations	$11,821	$15,308
Title Operations	8,630	10,201
Net Carrying Cost of Developer Inventory	(1,666)	(2,627)
Other	(1,749)	(2,190)

Total	$17,036	$20,692

Resort Management Operations gross profit increased $3.5 million, or 30%, during 2008 as compared to 2007, primarily the result of higher fees earned by providing services to Bluegreen Vacation Club members and from managing timeshare resorts on behalf of property owners’ associations. As of December 31, 2008, we had approximately 208,300 VOI owners, including 164,500 members in the Bluegreen Vacation Club compared to 185,100 VOI owners, including approximately 151,100 members in the Bluegreen Vacation Club, as of December 31, 2007, respectively. Additionally, as of December 31, 2008 we directly or indirectly managed 34 timeshare properties compared to 28 as of December 31, 2007.

Gross profit generated from our title operations fluctuates based upon the number of VOI sales transactions processed by our subsidiary title company and on the mix of VOI inventory sold (third party closing costs vary by location of underlying real estate sold).

During the years ended December 31, 2008 and 2007, the carrying cost of our developer inventory totaled approximately $16.0 million and $14.9 million, respectively, and was off-set by rental/sampler revenue, net of expenses, of $13.4 million and $13.3 million, respectively, during those periods.

Restructuring Charges

During the fourth quarter of 2008, we implemented strategic initiatives in the Resort Division that are more fully described under “Liquidity and Capital Resources”.

Restructuring charges incurred as a result of implementing our strategic initiatives were as follows (in thousands):

Charges during 2008

Severance and benefit-related costs(1)	$5,608
Lease Termination Obligation(2)	4,766
Fixed Assets write-downs, net of proceeds (3)	3,760
Other	1,483

Total Restructuring	$15,617

(1)	Includes severance payments made to employees, payroll taxes and other benefit related costs in connection with the terminations of over 3,000 employees, as applicable.

(2)

Includes costs associated with noncancelable property and equipment leases that we have ceased to use, as well as termination fees related to the cancellation of certain contractual lease obligations. Included in this amount are future minimum lease payments in excess of estimated sublease income, fees and expenses for which the provisions of ASC 420 which relate to the accounting for costs associated with exit or disposal activities were satisfied.

(3)	Includes write-downs of $1.6 million and $2.2 million for leasehold improvements and property and equipment, respectively, net of a nominal amount of cash received in connections with selling assets.

Goodwill Impairment

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

Bluegreen Communities- Year ended December 31, 2009 compared to the year ended December 31, 2008

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, and excluding sales of bulk parcels:

	Year ended

	December 31, 2008	December 31, 2009

Number of homesites sold	442	278
Average sales price per homesite	$80,455	$58,198

Communities’ sales decreased $29.4 million, or 63%, during 2009, as compared to 2008. Sales at Bluegreen Communities have been, and continue to be, adversely impacted by the deterioration of the economy generally and the real estate markets, in particular. We have experienced continued low demand, especially in our higher priced premium homesites. Throughout 2009, we continued to significantly reduce prices on completed homesites at certain communities. The decline in our average sales price per homesite in 2009 from 2008 reflects the sale of reduced price homesites as well as increased sales at communities with lower price levels. Before giving effect to the percentage-of-completion method of accounting and state rescission statutes, during 2009, we entered into contracts to sell homesites totaling $15.5 million, as compared to $32.0 million during 2008. The tables below set forth information with respect to contracts to sell homesites at December 31, 2009 (in thousands):

	Contracts to Sell Property at Projects Not Substantially Sold Out at December 31, 2009

Project	2008	2009	Difference

Vintage Oaks at the Vineyard	$8,844	$4,547	$(4,297)
Havenwood at Hunter’s Crossing	5,515	1,291	(4,224)
Lake Ridge at Joe Pool Lake	2,568	1,696	(872)
King Oaks	3,019	1,451	(1,568)
Chapel Ridge	2,068	792	(1,276)
The Bridges at Preston Crossings	2,577	394	(2,183)
Sugar Tree on the Brazos	353	790	437
Sanctuary Cove	532	—	(532)

Total	$25,476	$10,961	$(14,515)

Project	Contracts to Sell Property at Projects Substantially Sold Out at December 31, 2009

	2008	2009	Difference

Mystic Shores	$4,321	$1,519	$(2,802)
Saddle Creek Forest	1,332	1,890	558
Miscellaneous	868	1,147	279

Total	6,521	4,556	(1,965)

Total Contracts	$31,997	$15,517	$(16,480)

Bluegreen Communities’ sales were increased as a result of the application of the percentage-of-completion method of accounting by $10.8 million and $1.9 million during 2008 and 2009, respectively.

As a result of our decreased volume, reduced prices, and the impact of reduced sales on the forecasted sell-out period of our projects, we recorded non-cash charges to cost of real estate sales of approximately $13.2 million and $5.2 million during 2009 and 2008, respectively, to write-down the inventory balances of certain phases of our Communities properties, to their estimated net realizable value. We calculated the estimated net realizable value of these properties based on our analysis of their estimated future cash flows, given what we believe to be reasonable assumptions. Should the real estate market decline further, or if other factors change our assumptions about the future, it may be necessary to record additional charges with respect to these or other projects in the future.

Excluding the inventory charges, Bluegreen Communities’ gross margin decreased from 44% during 2008 to 31% during the same period in 2009. Gross margin was negatively impacted in 2009 by the reductions in sales prices of certain completed homesites, as well as the sale of a bulk parcel in Texas, at cost. Variations in cost structures and the market pricing of homesites available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.), also impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting and the impact of selling homesites previously written-down, will cause variations in gross margin between periods.

Our Communities homesite inventory consists of substantially completed homesites held for sale and land held for the development of additional homesites in the future. As we intend to continue to sell our homesites pursuant to Bluegreen Communities’ retail sales model currently and based on the sales prices being realized on our homesites and our forecasts of sales pace, we believe that our Communities inventory is being carried at the appropriate value pursuant to current accounting rules. Should our intentions or estimates relative to our Communities business change in the future, the carrying values of our Communities inventory and our results of operations could be materially adversely affected.

Other Communities operations historically included the operation of several daily fee golf courses, as well as realty resale operations at several of our residential land communities. On December 30, 2009 we sold four of our golf courses located in North Carolina and Virginia and recognized a $10.5 million non-cash loss in connection with the sale. As a result of those sales, as of December 31, 2009, we only own and operate only two golf courses. The operating results of the four golf courses sold, and the loss on disposal recognized as a result of the sale, are included in discontinued operations. Other Communities operations generated a pretax loss of $2.2 million in 2009 compared to a pretax profit of $0.4 million in 2008. The higher profit earned during 2008 reflects the one-time profit of approximately $1.4 million associated with the sale of our right to purchase a property in North Carolina and decreased golf course green fee volume for part of 2009, which was partially off-set by lower cost of generating such revenues as we attempted to manage our golf course operating costs commensurate with the reduced level of play.

Our golf course operations periodically may incur higher losses during periods of low level of play, especially during the winter months, and as a result of fixed operating expenses and high maintenance costs. Also, our two remaining golf courses are still in their early years of operations. We believe that the operating results of these courses should improve as individuals who have purchased homesites in the communities in which these courses are located build their homes and begin living in the community, as this should increase the amount of play on our golf courses. However, there is no assurance that such improvement in operating results will be achieved.

Total selling and marketing expenses for Bluegreen Communities decreased $7.2 million, or 61%, during 2009 as compared to 2008. As a percentage of sales, selling and marketing expenses increased from 25% during 2008 to 26% during 2009. Throughout 2009, we continued to reduce our overall advertising spending as we implemented a regionally-based sales and marketing strategy.

In anticipation of lower 2009 sales volume, we took steps to reduce Communities general and administrative expenses by reducing our staffing levels and operating fewer sales offices. As a result, Bluegreen Communities’ general and administrative expenses decreased $1.1 million, or 14%, during 2009 as compared to 2008. We recently organized a real estate advisory services business and intend to pursue possible opportunities to use our core competencies to provide asset management, market research and other real estate consulting services to third parties on a fee basis. However, there is no assurance that we will be successful in doing so.

As of December 31, 2009, Bluegreen Communities had $0.5 million of sales and $0.2 million of segment operating profit deferred under percentage-of-completion accounting. As of December 31, 2008, Bluegreen Communities had $2.4 million of sales and $0.7 million of segment operating profit deferred under percentage-of-completion accounting.

Bluegreen Communities- Year ended December 31, 2008 compared to the year ended December 31, 2007

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, and excluding sales of bulk parcels:

	Year ended

	December 31, 2007	December 31, 2008

Number of homesites sold	1,301	442
Average sales price per homesite	$83,548	$80,455

Communities’ sales decreased $82.2 million, or 64%, during 2008 as compared to 2007, reflecting the deterioration of the economy generally and the real estate markets, in particular. Before giving effect to the percentage-of-completion method of accounting, during 2008 we entered into contracts to sell homesites totaling $32.0 million, as compared to $115.8 million during 2007. Sales in 2008 consisted of real estate sold at the following properties (in thousands):

	Contracts to Sell Property in Projects Not Substantially Sold Out at December 31, 2008

Project	2007	2008	Difference

Chapel Ridge	$15,275	$2,068	$(13,207)
Lake Ridge at Joe Pool Lake	7,795	2,568	(5,227)
Havenwood at Hunter’s Crossing	17,352	5,515	(11,837)
Vintage Oaks at the Vineyard	15,533	8,844	(6,689)
The Bridges at Preston Crossings	5,189	2,577	(2,612)
Sugar Tree on the Brazos	2,054	353	(1,701)
Sanctuary Cove at St. Andrews Sound	2,416	532	(1,884)
King Oaks	5,501	3,019	(2,482)

Total	$71,115	$25,476	$(45,639)

	Contracts to Sell Property in Projects Substantially Sold Out at December 31, 2008

Project	2007	2008	Difference

Mystic Shores	$33,083	$4,321	$(28,762)
The Settlement at Patriot Ranch	3,612	174	(3,438)
Saddle Creek Forest	4,927	1,332	(3,595)
Miscellaneous	3,089	694	(2,395)

Total	44,711	6,521	(38,190)

Total Contracts	$115,826	$31,997	$(83,829)

Bluegreen Communities’ sales were increased by $5.4 million and $10.8 million during 2007 and 2008, respectively, as a result of the application of the percentage-of-completion method of accounting. Additionally, sales in 2007 benefited from approximately $8.4 million of sales made in 2006 that were not recognized as revenue until 2007 due to certain cancelation provisions.

Excluding an inventory charge of $5.2 million in 2008, Bluegreen Communities’ gross margin decreased from 48% in 2007 to 44% in 2008. Variations in cost structures and the market pricing of projects available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.) impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting, will cause variations in gross margin between periods,

Gross Profit from Other Communities operations increased during 2008 compared to 2007 as a result of a one-time profit of approximately $1.4 million from the sale of our right to purchase a property in North Carolina, partially off-set by 2008 lower golf course green fees.

Total selling and marketing expenses for Bluegreen Communities decreased $16.2 million, or 58% in 2008 as compared to 2007. As a percentage of sales, selling and marketing expenses increased from 22% during 2007 to 25% during 2008. The increase in selling and marketing costs as a percentage of sales in 2008 reflects a lower rate of conversion of prospects to sales in 2008 and the continued shift toward more regionally focused internet-based marketing, which generally have higher upfront costs. Higher advertising expenses were partially off-set by lower commission expenses commensurate with the decline in sales.

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

Finance Operations

Our finance operations include the ongoing excess interest spread earned on over $351.2 million of on-balance sheet notes receivable, as well as continued earnings on over $453.6 million of off-balance sheet notes receivable, realized through our retained interests in those notes. In addition, finance operations include providing mortgage servicing for the off-balance sheet notes receivable and for other third parties all on a cash fee-for-service basis.

Interest Income. The following table details the sources of our interest income (in thousands):

	Year Ended December 31,

	2007	2008	2009

VOI notes receivable	$26,050	$38,412	$49,950
Retained interest in notes receivable sold	15,157	17,729	19,186
Other	3,496	1,690	201

Total	$44,703	$57,831	$69,337

The increase in interest income on notes receivable during 2009 as compared to 2008 reflects a higher average balance of our vacation ownership notes receivable and to a lesser extent, higher interest rates charged on new timeshare loans. The average balance of our notes receivable increased during 2009 as a result of our sole use of on-balance sheet facilities to monetize our notes receivable since March 2008, partially offset by higher defaults in 2009 compared to 2008. During the years ended December 31, 2009 and 2008, interest income from retained interests was reduced by charges of approximately $1.1 million and $5.0 million, respectively, for other-than-temporary decreases in our retained interests in notes receivable sold.

During 2009, the fair value of our retained interests in VOI notes receivable was adversely affected by an increase in the discount rate and unfavorable changes in our estimate of the amount and timing of future cash flows on our retained interests. The higher discount rate during 2009 reflects an increase in our estimate of the yield which would be required by a potential investor in our retained interests as of December 31, 2009, as compared to prior periods.

The increase in interest income during 2008, as compared to 2007, also reflects a higher average balance of our vacation ownership notes receivable and higher interest accretion recognized on our retained interest in notes receivable sold. Notes receivable increased during 2008 due to a higher amount of financed sales, coupled with our use of on-balance sheet transactions to monetize our notes receivable. Higher interest income was partially offset by the recognition of $5.0 million in other-than-temporary decreases in our retained interest in notes receivable sold (as compared to decreases of $2.4 million in 2007). The overall decrease in the fair value of our retained interest in VOI notes receivable in 2008 was a result of an increase in the discount rate and unfavorable changes to our estimate of the amount and timing of future cash flows on our retained interests.

Interest Expense. Interest expense was $24.3 million, $20.9 million and $36.1 million for 2007, 2008, and 2009, respectively. The increase in 2009 reflects a higher average debt balance and significantly lower amounts capitalized to construction in progress compared to 2008. As we have structured transactions to monetize our notes receivable since March 2008 so that they are accounted for as on-balance sheet borrowings, we have recognized and will continue to recognize higher amounts of receivable-backed debt and corresponding interest expense. Based on the timing and repayment of this debt, our outstanding debt and related interest expense may materially increase. Additional interest expense from a higher debt balance in 2009 was partially offset by a decline in our average interest rate in 2009 due to the repayment of our $55 million of 10.5% senior secured notes in March 2008 and the decrease, in general, in the variable rates on certain of our debt.

The decrease in interest expense during 2008 as compared to 2007 was primarily the result of lower average interest rates on debt outstanding and the recognition of approximately $2.4 million due to a reduction in accrued interest expense related to Internal Revenue Code (“IRC”) Section 453. IRC Section 453 requires that certain companies accrue and pay interest on income deferred under the installment method of profit recognition. During 2008, we made certain operational changes that had the impact of reducing our deferred interest obligation under IRC Section 453.

We believe that the adoption of new accounting standards related to the consolidation of variable interest entities in January 2010 (See “Accounting Pronouncements Not-Yet Adopted) will significantly increase both interest income and interest expense due to the recognition of approximately $453.6 million of notes receivable and $411.4 million of non-recourse receivable-backed debt, which are currently accounted for off-balance sheet, and which we expect will be consolidated and included on-balance sheet, on a prospective basis, beginning 2010.

Total interest expense capitalized to construction in progress was $15.5 million, $12.8 million and $1.6 million for 2007, 2008, and 2009, respectively. Interest expense capitalized to construction in progress varies based upon the amount of construction and development spending.

Our effective cost of borrowing was 9.36%, 7.07% and 5.69% for 2007, 2008, and 2009, respectively.

Mortgage Servicing Operations. Our mortgage servicing operations include recording and processing payments, and performing collection of our owned notes receivable, as well as collect payments on notes receivable sold to or owned by third parties. In addition, our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities, as well as perform monthly reporting activities for our lenders and receivable investors. We earn a fee for servicing loans that have been sold to off-balance sheet qualified special purpose entities and for providing loan services to other third-party portfolio owners, on a cash-fee basis. The following is a summary of the results of our mortgage servicing operations (in thousands):

	Years Ended December 31,

	2007	2008	2009

Servicing fee income	$8,698	$9,436	$7,612
Cost of mortgage servicing operations	(2,412)	(1,893)	(2,023)

Gross profit from mortgage servicing operations	$6,286	$7,543	$5,589

The average aggregate principal balance of notes receivables serviced on behalf of third parties decreased during 2009, as our off-balance sheet securitized notes receivable continue to amortize, resulting in lower servicing fee income during 2009 as compared to 2008. Effective January 2010, the adoption of new accounting standards requires consolidation of our qualified special purpose entities and as a result, the servicing fees earned on servicing the off-balance sheet notes receivable will no longer be separately recognized as such but will instead be accounted for as a component of interest income (See “Accounting Pronouncements Not-Yet Adopted”).

Corporate General and Administrative Expenses

Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Corporate general and administrative expenses, excluding mortgage servicing operations, were $52.3 million, $54.8 million and $45.1 million for 2007, 2008, and 2009, respectively.

The $9.7 million, or 18%, decrease in corporate general and administrative expenses during 2009 as compared to 2008 reflects reductions in headcount at our corporate headquarters, offset in part by higher costs related to ongoing litigation and consulting fees paid to outside consultants.

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

For a discussion of field selling, general and administrative expenses, see “Sales and Field Operations” above.

Other Expense, Net. Other expense, net was $1.7 million, $1.6 million and $1.8 million for 2007, 2008 and 2009, respectively. The increase in other expense, net during 2009 compared to 2008 reflects approximately $3.2 million incurred in connection with exploring possible alternatives for obtaining liquidity of our notes receivable partially offset by the benefit of the termination of certain of our accrued lease obligations in an amount which was approximately $0.7 million lower than we previously estimated. The increase in other expense, net during 2008 compared to 2007 consists primarily of a charge of approximately $1.4 million for a loss on disposal of various fixed assets as a result of closing certain of our off-site sales offices.

Discontinued Operations. During the fourth quarter of 2009, we sold four of our golf courses located in North Carolina and Virginia for cash proceeds of approximately $9.4 million and the net loss on the sale of the golf courses of $10.5 million have been recorded in discontinued operations. Revenues and expenses from these golf courses have also been reclassified to discontinued operations and consist of the following:

	During the year ended December 31,

	2007	2008	2009

Golf operations revenue	$7,704	$7,182	$6,244
Cost of operations	7,523	7,170	6,924

Income (loss) from discontinued operations before provision for income taxes	181	12	(680)

Loss on the disposal of golf courses	—	—	(10,544)
Provision (benefit) for income taxes	390	13	(3,957)

Loss from discontinued operations	$(209)	$(1)	$(7,267)

Non-controlling Interests in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our consolidated financial statements (See Note 1 of the Notes to Consolidated Financial Statements for further information). The non-controlling interests in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interests in income of consolidated subsidiary was $7.7 million, $7.1 million and $7.5 million for 2007, 2008, and 2009, respectively.

Provision (Benefit) for Income Taxes. Our annual effective tax rate has historically ranged between 37% and 40%, based upon the mix of taxable earnings among the various states in which we operate. Our benefit from income taxes in 2009 includes a one-time benefit of approximately $4.6 million for an adjustment to deferred income taxes in the second quarter of 2009, a result of certain temporary book and tax differences being deemed permanent (see Note 13 of the Notes to Consolidated Financial Statements).

Summary. Based on the factors discussed above, our net income was $31.9 million for 2007. Our net loss for 2008 and 2009 was $0.5 million and $3.6 million, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for 2007, 2008 and 2009 (in thousands):

	Year Ended

	December 31, 2007	December 31, 2008	December 31, 2009

Cash flows (used) provided by operating activities	$(21,121)	$(228,667)	$17,269
Cash flows provided by investing activities	19,477	15,954	45,647
Cash flows provided (used) by financing activities	75,469	149,515	(50,292)

Net increase (decrease) in cash and cash equivalents	$73,825	$(63,198)	$12,624

Cash Flows From Operating Activities. Cash flows from operating activities increased $245.9 million from cash outflows of $228.7 million during 2008, to cash inflows of $17.3 million during 2009. The increase in cash flows from operating activities during 2009 compared to 2008 was primarily a result of significantly lower 2009 inventory development spending, our successful efforts to receive larger down payments and generate a higher percentage of cash from VOI sales, and lower selling, general and administrative expenses as a result of the successful implementation of certain strategic initiatives in the fourth quarter of 2008 (See “Liquidity and Capital Resources” below). In addition, operating cash flows for 2008 benefited from $55.7 million of proceeds from off-balance sheet sales of note receivable with no such proceeds included in operating cash flows during 2009. To the extent we provide financing to customers who qualify, operating cash flows are expected to be negative in periods where sales and marketing expenses exceed cash collections from VOI sales. We monetize our receivables through various on-balance sheet purchase facilities and hypothecation facilities, the cash flows from which are included in cash provided by financing activities. Only when we previously structured receivable finance transactions as off-balance sheet sales did the associated cash proceeds increase cash from operating activities.

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

Cash flows from operating activities decreased $207.5 million from net cash outflows of $21.1 million to outflow of $228.7 million during 2007 and 2008, respectively. The decrease in cash flows from operating activities during 2008 compared to 2007 was primarily a result of our decision to structure sales of our notes receivable after March 2008 so that they are accounted for as on-balance sheet borrowings and higher 2008 spending on inventory development. During 2008, we sold $68.6 million of notes receivable through off-balance sheet transactions compared to $266.9 million in 2007. While we did monetize $336.5 million of notes receivable through on-balance sheet transactions during 2008, all of the associated cash inflow is included in cash from financing activities.

Cash Flows From Investing Activities. Cash flows provided by investing activities increased $30.1 million from $15.9 million during 2008 to $46.1 million during 2009. The increase was the result of lower 2009 purchases of property and equipment, partially offset by lower cash received in 2009 from our retained interests in notes receivable sold as compared to amounts received in 2008. In addition, we paid $6.1 million in 2008 to acquire the real estate and operations at two resorts, The Royal Suites at Atlantic Palace in Atlantic City, New Jersey, and Club La Pension in New Orleans, Louisiana, each of which constituted the purchase of a business. No such business acquisitions were made in 2009. In addition, we realized $9.4 million of cash from the sale of golf courses.

Cash flows from investing activities decreased $3.5 million from net cash inflows of $19.5 million to $15.9 million for 2007 and 2008, respectively. This decrease was due primarily to higher expenditures in 2008 for property and equipment as compared to 2007 and by the expenditure of cash for the business acquisition noted above. These outflows were offset by higher amounts of cash received in 2008 from our retained interests in notes receivable sold as compared to amounts received in the 2007 period.

Cash Flows From Financing Activities. Cash flows from financing activities decreased $199.8 million from net cash inflows of $149.5 million in 2008 to net cash outflows of $50.3 million in 2009. In 2008, we borrowed $393.3 million and repaid $185.9 million of debt under our various receivable-backed notes payable, lines of credit and other notes payable. This compares to borrowings of $93.5 million and repayments of $139.1 million under such debt instruments during 2009. In addition, net cash flows from financing activities for the 2008 period were reduced by the repayment of our $55.0 million senior secured notes on March 31, 2008. See “Liquidity and Capital Resources” for a further discussion of our financing activities.

Cash flows from financing activities increased $74.0 million from net cash inflows of $75.5 million to inflows of $149.5 million during 2007 and 2008, respectively. This increase was primarily related to an increase of approximately $160.7 million in net borrowings that are collateralized by VOI notes receivable. This increase was partially offset by lower borrowings of approximately $105.8 million in 2008 under our lines-of-credit compared to $147.8 million in 2007. Cash flows from financing activities were also reduced in 2008 by the repayment of our $55.0 million senior secured notes on March 31, 2008. In addition, during the 2007 period, we received $20.6 million of proceeds in connection with our issuance of the junior subordinated debentures and had no such proceeds during 2008.

Liquidity and Capital Resources

Our primary source of funds from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our retained interests in notes receivable sold, (iv) cash from our finance operations, including principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites and mortgage servicing fees, and (v) net cash generated from our sales and marketing fee-based services and other resort services, including our resorts management operations, and other communities operations.

Historically our business model has depended on the availability of credit in the commercial markets. Resorts sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses and exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor in our ability to meet our short and long-term cash needs. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required in the incurrence of debt for the acquisition, construction and development of new resorts. Bluegreen Communities has also historically incurred debt for the acquisition and development of its residential land communities.

Since 2008, there have been unprecedented disruptions in the credit markets, which have made obtaining additional and replacement external sources of liquidity more difficult and more costly in the term securitization market. There is significantly reduced activity and transactions that have been consummated have been on dramatically more adverse terms. As a result, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of our lenders, have announced that they either have or will be exiting the resort finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have generally been unavailable on reasonable terms, if at all.

In the fourth quarter of 2008, we implemented certain strategic initiatives with a view to better positioning our operations in light of the downturn in the commercial credit markets. As a result of these and other initiatives, our VOI sales for 2009 were materially less than our 2008 sales. We intend to continue to monitor our results as well as the external environment in order to attempt to adjust our business to existing conditions. The ongoing goals of our strategic initiatives are designed to conserve cash and enhance our financial position, to the extent possible by:

• Significantly reducing our Resorts sales operations in an effort to match our sales pace to our liquidity and known receivable capacity;

• Emphasizing cash-based business in our sales, resort management and finance operations, with particular focus on growing our fee-based service business;

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

While we believe that we have realized initial success with our strategic initiatives, there is no assurance that we will be successful in achieving our goals.

While the vacation ownership business has historically been capital intensive, one of our principal goals is to leverage our sales and marketing, mortgage servicing, resort management, title and construction expertise to pursue low-capital requirement, fee-based-service business relationships that produce strong cash flows for us.

We have a material amount of debt maturing or requiring partial repayment in 2010, as well as facilities for which the advance period has or will expire. We intend to seek to renew, extend or refinance certain of our debt issuances and credit facilities and we believe that the implementation of our strategic initiatives has positioned us to address these matters with our existing and future lenders. However, there is no assurance that we will be successful in our efforts to renew, extend or refinance our debt, and if we are not successful, our liquidity would be significantly adversely impacted. Further, while we may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, there is no assurance that such financing will be available to us on favorable terms or at all. In light of the current trading price of our common stock, financing involving the issuance of our common stock or securities convertible into our common stock would be highly dilutive to our existing shareholders.

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant cash requirements to service debt reduces the funds available for operations and future business opportunities and increase our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on or repurchase common stock (although we do not currently believe that any such transactions are likely to be structured so as to materially limit our ability to pay cash dividends on our common stock, if our board were to choose to do so, or our ability to repurchase shares in the near term; although there is no assurance that this will remain true in the future); and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

During 2009, we worked with Woodbridge Holdings LLC (which as of December 31, 2009, beneficially own 52.0% of our outstanding common stock) to explore possible alternatives for obtaining liquidity in the sale or financing of our receivables. In connection with those efforts, we agreed to reimburse Woodbridge for certain expenses, including legal and professional fees. During 2009, we reimbursed or accrued approximately $3.2 million for such expenses. While we may continue to explore additional alternatives in the future, we do not believe that our previous efforts or the related expenditures are likely to result in future benefits. Accordingly, we expensed the $3.2 million and this amount is reflected as other expense in our 2009 income statement.

Credit Facilities

The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of December 31, 2009. These facilities do not constitute all of our outstanding indebtedness as of December 31, 2009. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of December 31, 2009 (in thousands):

	Revolving Borrowing Limit	Outstanding Balance as of December 31, 2009	Availability as of December 31, 2009	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2009

BB&T Purchase Facility(1)	$150,000	$131,302	$18,698	June 29, 2010; June 5, 2022	Prime + 2.50%; 5.75%

Liberty Bank Facility(1)	75,000	59,055	15,945	Aug. 27, 2010; Aug. 27, 2014	30 day LIBOR+2.50%; 5.75% (2)

Total	$225,000	$190,357	$34,643

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)	Interest charged on this facility is variable, subject to a floor of 5.75%.

BB&T Purchase Facility. On June 30, 2009, we amended and restated an existing timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”), extending the revolving advance period under the facility to June 29, 2010. Should a “takeout financing” (as defined in the applicable facility agreements) occur prior to June 29, 2010, the facility limit will either remain at the current facility limit of $150.0 million or decrease to $100.0 million, under certain circumstances. The BB&T Purchase Facility provides for the sale of our timeshare receivables at an advance rate of 67.5% of the principal balance up to a cumulative purchase price of $150.0 million on a revolving basis, subject to the terms of the facility, eligible collateral and customary terms and conditions. While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and was not guaranteed by us.

The existing outstanding balance as of June 30, 2009 initially remained at its then current advance rate of 82.4%; however, we will equally share with BB&T in the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the advance rate on the existing receivables reduces to 67.5% as the outstanding balance amortizes. As of December 31, 2009, the outstanding balance of the BB&T Purchase Facility reflected a capital ratio percentage of 80.7% on the receivables transferred to BB&T under the facility. The interest rate on the BB&T Purchase Facility is the prime rate plus 2.5%.

During 2009, we pledged $31.9 million of VOI notes receivable to this facility and received cash proceeds of $24.5 million. We also made repayments of $32.2 million on the facility during 2009.

Liberty Bank Facility. During August 2008, we entered into a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial. The facility provides for a 90% advance on eligible receivables pledged under the facility during a two-year period ending on August 27, 2010, subject to customary terms and conditions. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance, if any, due on August 27, 2014. The facility bears interest at a rate equal to the one-month LIBOR plus 2.5%, subject to a floor of 5.75%. As the Liberty Bank facility is revolving, availability under the facility increases up to the $75.0 million facility limit as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid through the expiration of the advance period, pursuant to the terms of the facility.

During 2009, we pledged $33.5 million of VOI notes receivable to this facility and received cash proceeds of $30.9 million. We also made repayments of $15.3 million under the facility.

In 2010, we transferred $6.8 million of VOI notes receivable to Liberty and received cash proceeds of $6.1 million. Subsequent to this borrowing, and based on subsequent repayments, we had $13.8 million in availability under this facility.

Other Effective Receivable Capacity. Pursuant to the terms of certain of our prior term securitizations and similar type transactions, we have the ability to substitute new eligible VOI notes receivable into such facilities in the event receivables that were previously sold in such transactions are defaulted or are the subject of an owner upgrade transaction, subject to certain limitations. These substitutions result in us receiving additional cash through our monthly distribution on our retained interest in notes receivable sold. We intend to continue to use this other effective receivable capacity, subject to the terms and conditions of the applicable facilities. As of December 31, 2009, the aggregate remaining substitution capacity under all of such existing facilities would allow us to substitute approximately $120.5 million of eligible VOI notes receivable in the future, subject to the terms and conditions of the applicable facilities.

Credit Facilities for Bluegreen Receivables without Future Availability

We have outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. We had the following outstanding balances under such credit facilities as of December 31, 2009 (in thousands):

	Balance as of December 31, 2009	Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2009

The GE Bluegreen/Big Cedar Facility	$32,834	April 16, 2016	30 day LIBOR+1.75%; 1.98%

Foothill Facility	14,409	Dec. 31, 2010	Prime + 0.25% - 0.50%; 4.00% (1)]

The GMAC Receivables Facility	5,228	Feb. 15, 2015	30 day LIBOR+4.00%; 4.23%

Total	$52,471

(1)	Interest charged on this facility is variable and may be subject to a 4.00% floor under certain circumstances.

The GE Bluegreen/Big Cedar Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30 day LIBOR rate plus 1.75%.

During 2009, we pledged $6.0 million of VOI notes receivable as collateral for this facility and received cash proceeds of $5.8 million. In addition during the first quarter of 2009, we received approximately $4.7 million which represented an additional borrowing to up to the 97% borrowing base, without pleading any additional VOI receivables. During 2009, we repaid $11.4 million on this facility.

The Wells Fargo Facility. We have a credit facility with Wells Fargo Foothill, LLC (“Wells Fargo”). Historically, we have primarily used this facility for borrowings collateralized by the pledge of certain VOI receivables which typically have been our one-year term receivables. The borrowing period for advances on eligible receivables expired on December 31, 2009, and the maturity date of all borrowings is December 31, 2010. The advance rate ranges from 85% to 90% of certain VOI receivables. Borrowings under this facility are subject to eligible collateral and customary terms and conditions. The interest rate charged on outstanding receivable borrowings under the facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance under certain sub-lines is greater than or equal to $15.0 million. If the average monthly outstanding loan balance under certain sub-lines is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.

During 2009, we pledged $18.5 million of notes receivable to this facility and received cash proceeds of $16.6 million. We also made repayments of $27.4 million during 2009.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our resorts or communities inventories. As of December 31, 2009 these included the following significant items (in thousands):

	Balance as of December 31, 2009	Borrowing Maturity (1)	Borrowing Rate; Rate as of December 31, 2009

The GMAC AD&C Facility	$87,415	June 30, 2012	30 day LIBOR+4.50%; 4.73%

The GMAC Communities Facility	38,479	December 31, 2012	Prime + 2.00%; 10.00%

Wachovia Notes Payable	24,497	Varies by loan (2)	30 day LIBOR + 2.00-2.35; 2.23% – 2.58%

The Textron Facility	12,757	Varies by loan (3)	Prime + 1.25 - 1.50%; 4.50% – 4.75%

Total	$163,148

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between December 31, 2009 and maturity.

(2)

The maturity dates vary by loan. The maturity date associated with our Williamsburg Patrick Henry loan is April 30, 2010, which had an outstanding balance of $10.5 million as of December 31, 2009. The maturity date associated with our Williamsburg Liberty Inn loan is July 31, 2010, which had an outstanding balance of $6.5 million as of December 31, 2009. The maturity date associated with our Club La Pension loan is June 10, 2012, which had an outstanding balance of $3.7 million as of December 31, 2009. The maturity date associated with our Rocky River Preview Center loan is May 1, 2026, which had an outstanding balance of $3.8 million as of December 31, 2009. See discussion of a term sheet we received to extend the maturities on the Wachovia Notes Payable, below.

(3)

The maturity date for this facility varies by loan. The maturity date associated with our Odyssey Dells Resort loan is December 31, 2011, which had an outstanding balance of $7.0 million as of December 31, 2009. The maturity date associated with our Atlantic Palace Resort is April 2013, which had an outstanding balance of $5.8 million as of December 31, 2009.

The GMAC AD&C Facility. This facility was used to finance the acquisition and development of certain of our resorts and currently has three outstanding project loans. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”), is June 30, 2012. Approximately $70.1 million was outstanding on this loan as of December 31, 2009. Maturity dates for two project loans related to our Fountains resort in Orlando, Florida (the “Fountains Loans”) are September 2010 and March 2011, with $10.6 million and $6.7 million, respectively, outstanding as of December 31, 2009. Principal payments are effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the GMAC AD&C Facility are sold, subject to periodic minimum required amortization on the Club 36 Loan and the Fountains Loans. The facility bears interest at a rate equal to the 30-day LIBOR plus 4.50%. In addition, in July 2009 we pledged two of our existing undeveloped resort properties as additional collateral under the GMAC AD&C Facility. During 2009, we repaid $12.4 million of the outstanding balance under this facility. As of December 31, 2009, we had no availability under this facility.

The GMAC Communities Facility. We have an outstanding balance under a credit facility (the “GMAC Communities Facility”) historically used to finance our Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the GMAC Communities Facility is secured by certain of our golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia). The period during which we can add additional projects to the GMAC Communities Facility has expired.

On July 1, 2009, we amended this credit facility extending the maturity of the facility to December 31, 2012. In connection with the amendment, we repaid $10.0 million of the outstanding balance under the GMAC Communities Facility at closing, and agreed to make minimum quarterly cumulative payments commencing in January 2010 with the final maturity of December 31, 2012. Principal payments are effected through agreed-upon release prices as real estate collateralizing the GMAC Communities Facility is sold, subject to the minimum required amortization discussed above. The interest rate on the GMAC Communities Facility was increased to the prime rate plus 2%, subject to the following floors: (1) 10% until the balance of the loan has been reduced by a total of $25 million (inclusive of the $10 million principal pay down referred to above) from the closing date balance, (2) 8% until the balance of the loan is less than or equal to $20 million, and (3) 6% thereafter. In addition to the existing residential community projects and golf courses which already collateralized the GMAC Communities Facility, we pledged three of our other golf courses as additional collateral for the facility. We also agreed to pay certain fees and expenses in connection with the amendment, a portion of which was deferred until the maturity date and may be waived under certain circumstances.

In connection with the previously discussed sale of our golf courses at Carolina National (Southport, North Carolina), the Preserve at Jordan Lake (Chapel Hill, North Carolina), Brickshire (New Kent, Virginia), and Chapel Ridge (Pittsboro, NC) during December 2009, we repaid $7.1 million under this facility as a release payment for the sold courses which had been part of the collateral for the GMAC Communities Facility. During 2009, we repaid a total of $20.9 million under this facility.

The Wachovia Notes Payable. As of December 31, 2009, we had approximately $24.5 million of outstanding debt to Wachovia Bank, N.A. (“Wachovia”) under various notes payable collateralized by certain of our timeshare resorts or sales offices (the “Wachovia Notes Payable”). We extended the maturity of a $10.5 million note payable collateralized by our Williamsburg resort to April 30, 2010. We have a non-binding term sheet with Wachovia to refinance the Wachovia Notes Payable, extending the maturity to 24 months after the closing of the extension. The term sheet also includes the Wachovia Line-of-credit (See section below – Unsecured Credit Facility – Wachovia Line-of-Credit) which had a balance of $15.7 million as of December 31, 2009. The term sheet and subsequent discussions required that we make release principal payments as the VOIs which will collateralize the extended loan are sold, subject to a minimum monthly amortization. The extended loan would consolidate the Wachovia Notes Payable and the Wachovia Line-of-Credit into one term loan which bears interest at the 3-month LIBOR + 6.87%. The term sheet contemplates us providing additional collateral for this facility and amending covenants, other terms and conditions. There is no assurances that the transactions contemplated by the term sheet will occur on these terms, if at all.

In February 2010, we made a required principal payment of $2.5 million related to one of the Wachovia Note Payable loans.

For the year ended December 31, 2009, we determined that we had failed to comply with an interest coverage ratio covenant contained in the note. In March 2010, we received a waiver of non-compliance for this covenant from Wachovia.

Textron AD&C Facility. In April 2008, Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility has historically been used to facilitate the borrowing of funds for resort acquisition and development activities. We have guaranteed all sub-loans under the master agreement. Interest on the Textron AD&C Facility is equal to the prime rate plus 1.25% - 1.50% and is due monthly.

On October 28, 2009, we entered into an amendment to the Textron AD&C Facility and a sub-loan under the Facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Odyssey Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan to December 31, 2011, and revised the periodic minimum required principal amortization. As amended, our next minimum required principal payment will be approximately $0.4 million in March 2010 with additional minimum required principal payments of $1.0 million per quarter thereafter through maturity. We will continue to pay Textron principal payments as we sell each timeshare interests that collateralize the Odyssey Sub-Loan, and these payments will count towards the minimum required principal payments. As of December 31, 2009, our outstanding borrowings under the Sub-Loan totaled approximately $7.0 million.

The Textron AD&C Facility originally had a facility limit of $75 million which represented the maximum amount of credit that Textron would extend for resort acquisition and development activities, subject to Textron’s further approval of sub-loans for specific projects. As of September 30, 2009, the remaining available credit under the Textron Facility was approximately $50.6 million. We had previously substantially completed our development activities on existing projects under the Textron AD&C Facility and BVU had no plans to acquire additional projects prior to the expiration of the Textron AD&C Facility’s project approval period in April 2010. Therefore, in exchange for the extended maturities on the Odyssey Sub-Loan, we agreed to amend the Textron Facility to terminate our remaining availability.

The maturity date of the other outstanding sub-loan under the Textron AD&C Facility, subject to minimum required amortization during the periods prior to maturity, is April 2013. Our outstanding balance on the sub-loan used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey was $5.8 million as of December 31, 2009.

Unsecured Credit Facility – Wachovia Line-of-Credit

We currently have an unsecured line-of-credit with Wachovia. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75% (1.98 % at December 31, 2009). Interest is due monthly. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type.

The current maturity of this line-of-credit is April 30, 2010; however we have received a non-binding term sheet from Wachovia to extend the maturity for an additional 24 months from the closing of the extension, subject to required monthly amortization. As contemplated in the term sheet, the extended loan would consolidate the Wachovia Notes Payable and the Wachovia Line-of-Credit into one term loan, which would bear interest at the 3-month LIBOR + 6.87%. The term sheet contemplates us providing additional collateral for this facility and amending covenants, other terms and conditions. There can be no assurances that such refinancing will be obtained on the terms contemplated in the term sheet, if at all.

During 2009, we borrowed $8.0 million under this line-of-credit for general corporate purposes. There is no further availability under the Wachovia Line-of-Credit. In March 2010, we made a required payment of $1.2 million relating to the Wachovia Line-of-Credit.

Commitments

Our material commitments as of December 31, 2009 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal and interest payments, respectively, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of December 31, 2009, which excludes the extension contemplated by the Wachovia loan term sheet previously discussed (in thousands):

	Payments Due by Period

	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Contractual Obligations

Receivable-backed notes payable	$14,409	$—	$59,055	$169,364	$242,828
Lines-of-credit and notes payable	73,071	102,679	4,835	5,196	185,781
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	11,747	17,176	10,225	30,987	70,135

Total contractual obligations	99,227	119,855	74,115	316,374	609,571

Interest Obligations(1)

Receivable-backed notes payable	12,393	23,634	22,502	56,899	115,428
Lines-of-credit and notes payable	8,460	8,117	510	1,034	18,121
Jr. Subordinated debentures	9,309	13,613	11,307	119,434	153,663

Total contractual interest	30,162	45,364	34,319	177,367	287,212

Total contractual obligations	$129,389	$165,219	$108,434	$493,741	$896,783

(1)	Assumes that the interest rate on variable rate debt remains the same as the rate at December 31, 2009.

Should the extension contemplated in the Wachovia term sheet close, our contractual obligations less than one year are expected to decrease by $26.6 million.

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

We estimate that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $1.9 million as of December 31, 2009. We estimate that the cash required to complete communities in which sales have occurred was approximately $7.7 million. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made in a sales contract with a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next three to ten years, primarily with cash generated from operations. There is no assurance that we will be able to generate the cash from operations necessary to complete the foregoing commitments or that actual costs will not exceed those estimated.

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

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and events of default or termination. No assurance can be given that we will not be required to seek waivers of such covenants, that we will be successful in obtaining waivers, or that such covenants will not limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. Further, although we do not currently believe that any such transactions are likely to be structured so as to materially limit our ability to pay cash dividends on our common stock or our ability repurchase shares in the near term; there is, although, no assurance this will remain true in the future. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Vacation Ownership Receivables Purchase Facilities – Off-Balance Sheet Arrangements

We historically chose to monetize our receivables through various facilities and through periodic term securitization transactions, as these arrangements provided us with cash inflows both currently and in the future at what we believe to be competitive rates without adding leverage to our balance sheet or retaining recourse for losses on the receivables sold. In addition, these sale transactions have historically generated gains on our income statement on a periodic basis, which would not be realized under a traditional financing arrangement. As previously discussed, we made the decision to structure future sales of our notes receivable so that they are accounted for as on-balance sheet borrowings. Recently, the term securitization market has had minimal activity and there is no assurance that these types of transactions will be available in the future at acceptable cost, if at all.

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

The following is a summary of significant financial information related to our off-balance sheet facilities and securitizations and the related on-balance sheet retained interests during the periods presented below (in thousands):

	As of
	December 31, 2008	December 31, 2009
On-Balance Sheet:
Retained interests in notes receivable sold	$113,577	$78,313

Off-Balance Sheet:
Notes receivable sold without recourse	545,496	453,591
Principal balance owed to note receivable purchasers	498,809	411,369

	Years Ended December 31,

	2007	2008	2009

Income Statement:

Gain on sales of notes receivable (1)	$39,372	$8,245	$—
Interest accretion on retained interests in notes receivable sold(2)	15,157	17,729	19,186
Servicing fee income	8,697	9,436	7,612

(1)	Classified as VOI sales, pursuant to timeshare accounting rules.

(2)	Net of other-than-temporary decreases in the fair value of retained interest in notes receivable sold.

See Note 3 and 4 in Item 8 of this Report for additional information relating to our off-balance sheet arrangements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (which has subsequently been renamed ASC 810), which became effective for us on January 1, 2010. ASC 810 addresses the effects of eliminating the qualified special purpose entity (“QSPE”) concept and responds to concerns about the application of certain key provisions of previous accounting rules, including concerns over the transparency of an enterprises’ involvement with variable interest entities (“VIEs”). As a result of the adoption of this pronouncement on January 1, 2010, we expect that we will be required to consolidate our QSPEs described in Note 4 to our consolidated financial statements. See “Accounting Pronouncements Not Yet Adopted” in Note 1 in Item 8 of this Report for additional information relating to the effects of this accounting pronouncement.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

During 2009, our total revenues and net assets denominated in a currency other than U.S. dollars represented approximately 2% of our consolidated revenues and our consolidated assets. Sales generated by Bluegreen Properties, N.V., our subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

We sold $266.9 million and $68.6 million of fixed-rate VOI notes receivable off-balance sheet during 2007 and 2008, respectively, and none in 2009 under various vacation ownership receivable purchase facilities and term securitization transactions (See Note 3 of the Notes to Consolidated Financial Statements for further information). Our gains on sale recognized are generally based upon either fixed or variable interest rates at the time of sale including the prevailing weighted-average term treasury rate, commercial paper rates or LIBOR rates (depending on the purchase facility in effect) and many other factors including, but not limited to, the weighted-average coupon rate and remaining contractual life of the loans sold, and assumptions regarding the constant prepayment rate, loss severity, annual default and discount rates (See Note 4 in the Notes to the Consolidated Financial Statements for the hypothetical change in fair value or our retained interest in notes receivable sold based on adverse changes in assumptions including discount rate).

As of December 31, 2009, we had fixed interest rate debt of approximately $151.3 million and floating interest rate debt of approximately $388.2 million. In addition, our notes receivable from VOI and homesite customers were comprised of $347.1 million of fixed rate loans and $4.1 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or LIBOR interest rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

If interest rates increased or decreased one percentage point, the effect on interest expense related to our variable-rate debt would be approximately $3.1 million. A similar change in interest rates would affect the total fair value of our fixed rate debt by an immaterial amount. These analyses do not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a change in interest rates, we would likely attempt to take actions to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLUEGREEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2008	December 31, 2009

ASSETS
Cash and cash equivalents (including restricted cash of $21,214 and $23,908 at December 31, 2008 and 2009, respectively)	$81,775	$94,399
Contracts receivable, net	7,452	4,826
Notes receivable (net of allowance of $52,029 and $46,826 at December 31, 2008 and 2009, respectively)	340,644	309,307
Prepaid expenses	9,801	7,884
Other assets	27,488	35,054
Inventory	503,269	515,917
Retained interests in notes receivable sold	113,577	78,313
Property and equipment, net	109,501	85,565

Total assets	$1,193,507	$1,131,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$24,900	$14,846
Accrued liabilities and other	52,283	51,083
Deferred income	29,854	14,883
Deferred income taxes	91,802	87,797
Receivable-backed notes payable	249,117	242,828
Lines-of-credit and notes payable	222,739	185,781
Junior subordinated debentures	110,827	110,827

Total liabilities	781,522	708,045

Commitments and contingencies (Note 12)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 90,000 and 140,000 shares authorized; 33,996 and 34,099 shares issued at December 31, 2008 and 2009, respectively	339	341
Additional paid-in capital	182,654	187,006
Treasury stock, 2,756 common shares at both December 31, 2008 and 2009, at cost	(12,885)	(12,885)
Accumulated other comprehensive income (loss), net of income taxes	3,173	(608)
Retained earnings	209,186	212,376

Total Bluegreen Corporation shareholders’ equity	382,467	386,230
Non-controlling interest	29,518	36,990

Total shareholders’ equity	411,985	423,220

Total liabilities and shareholders’ equity	$1,193,507	$1,131,265

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009

Revenues:
Gross sales of real estate	$605,250	$542,632	$250,573
Estimated uncollectible VOI notes receivable	(65,242)	(75,847)	(31,205)
Gains on sales of VOI notes receivable	39,372	8,245	—

Sales of real estate	579,380	475,030	219,368

Other resort and communities operations revenue	59,707	62,000	57,199
Fee-based sales commission revenue	—	—	20,057
Interest income	44,703	57,831	69,337

	683,790	594,861	365,961

Costs and expenses:
Cost of real estate sales	178,731	130,267	91,892
Cost of other resort and communities operations	42,459	40,917	37,970
Selling, general and administrative expenses	377,552	369,700	189,630
Interest expense	24,272	20,888	36,132
Other expense, net	1,743	1,637	1,810
Restructuring charges	—	15,617	—
Goodwill impairment charge	—	8,502	—

	624,757	587,528	357,434

Income before non-controlling interest, provision (benefit) for income taxes and and discontinued operations	59,033	7,333	8,527
Provision (benefit) for income taxes	19,177	753	(2,640)

Income from continuing operations	39,856	6,580	11,167

Discontinued operations:
Operations of sold properties, net of tax	(209)	(1)	(440)
Loss on disposal of properties, net of tax	—	—	(6,827)

Loss from discontinued operations	(209)	(1)	(7,267)

Net income	39,647	6,579	3,900
Less: Net income attributable to non-controlling interest	7,721	7,095	7,472

Net income (loss) attributable to Bluegreen Corporation	$31,926	$(516)	$(3,572)

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Basic:
Earnings (loss) per share from continuing operations attributable to Bluegreen shareholders	$1.04	$(0.02)	$0.12
Loss per share for discontinued operations	(0.01)	—	(0.23)

Earnings (loss) per share attributable to Bluegreen shareholders	$1.03	$(0.02)	$(0.11)

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share –Diluted:
Earnings (loss) per share from continuing operations attributable to Bluegreen shareholders	$1.03	$(0.02)	$0.12
Loss per share for discontinued operations	(0.01)	—	(0.23)

Earnings (loss) per share attributable to Bluegreen shareholders	$1.02	$(0.02)	$(0.11)

Weighted average number of common shares:
Basic	30,975	31,241	31,088

Diluted	31,292	31,241	31,100

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

		Equity Attributable to Bluegreen Shareholders

Common Shares Outstanding		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), net of Income Taxes	Equity Attributable to Non- Controlling Interests

33,603	Balance at Dec. 31, 2006	$367,725	$336	$175,164	$177,776	$(12,885)	$12,632	14,702
—	Net income	39,647	—	—	31,926	—	—	7,721
—	Other comprehensive loss	(2,824)	—	—	—	—	(2,824)	—
—	Stock compensation	2,052	—	2,052	—	—	—	—
140	Shares issued upon exercise of stock options	559	1	558	—	—	—	—
214	Vesting of restricted stock	372	2	370	—	—	—	—

33,957	Balance at Dec. 31, 2007	407,531	339	178,144	209,702	$(12,885)	9,808	22,423

—	Net income (loss)	6,579	—	—	(516)	—	—	7,095
—	Other comprehensive loss	(6,635)	—	—	—	—	(6,635)	—
—	Stock compensation	4,378	—	4,378	—	—	—	—
39	Shares issued upon exercise of stock options	132	—	132	—	—	—	—

33,996	Balance at Dec. 31, 2008	411,985	339	182,654	209,186	(12,885)	3,173	29,518

—	Net income (loss)	3,900	—	—	(3,572)	—	—	7,472
—	Other comprehensive income	405	—	—	—	—	405	—
—	Stock compensation	4,404	—	4,404	—	—	—	—
103	Vesting of restricted stock	2	2	—	—	—	—	—
—	Stock issuance costs	(52)	—	(52)	—	—	—	—
—	Cumulative effect – (See Note 4)	2,576	—	—	6,762	—	(4,186)	—

34,099	Balance at Dec. 31, 2009	$423,220	$341	$187,006	$212,376	$(12,885)	$(608)	$36,990

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009

Operating activities:
Net income	$39,647	$6,579	$3,900
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Communities inventory impairment	—	5,204	13,159
Non-cash stock compensation expense	2,422	4,378	4,406
Depreciation and amortization	17,669	15,084	15,579
Gain on sales of notes receivable	(39,372)	(8,245)	—
Loss on disposal of property and equipment	688	5,140	173
Loss on sales of golf courses	—	—	10,544
Provision for loan losses	65,419	76,079	31,641
Provision (benefit) for deferred income taxes	12,468	(2,804)	(3,409)
Interest accretion on retained interests in notes receivable sold	(15,157)	(17,729)	(19,186)
Proceeds from sales of notes receivable	229,067	55,705	—
Goodwill impairment	—	8,502	—
Changes in operating assets and liabilities:
Contracts receivable	3,324	13,080	2,626
Notes receivable	(305,972)	(313,661)	(21,332)
Prepaid expenses and other assets	(473)	3,898	(5,080)
Inventory	(59,322)	(53,470)	6,178
Accounts payable, accrued liabilities and other	28,471	(26,407)	(21,930)

Net cash (used in) provided by operating activities	(21,121)	(228,667)	17,269

Investing activities:
Cash received from retained interests in notes receivable sold	35,949	44,884	43,741
Business acquisitions	—	(6,105)	—
Investments in statutory business trusts	(619)	—	—
Purchases of property and equipment	(15,855)	(22,883)	(7,521)
Proceeds from sales of property and equipment	2	58	13
Proceeds from sales of golf courses, net	—	—	9,414

Net cash provided by investing activities	19,477	15,954	45,647

Financing activities:
Proceeds from borrowings collateralized by notes receivable	151,973	287,478	81,683
Payments on borrowings collateralized by notes receivable	(120,145)	(94,964)	(90,180)
Proceeds from borrowings under line-of-credit facilities and notes payable	147,835	105,832	11,861
Payments under line-of-credit facilities and notes payable	(123,320)	(90,907)	(48,944)
Payments on 10.50% senior secured notes	—	(55,000)	—
Proceeds from issuance of junior subordinated debentures	20,619	—	—
Payments of debt issuance costs	(2,052)	(3,056)	(4,660)
Stock issuance cost	—	—	(52)
Proceeds from exercise of employee and director stock options	559	132	—

Net cash provided (used in) by financing activities	75,469	149,515	(50,292)

Net increase (decrease) in cash and cash equivalents	73,825	(63,198)	12,624
Cash and cash equivalents at beginning of period	71,148	144,973	81,775

Cash and cash equivalents at end of period	144,973	81,775	94,399
Restricted cash and cash equivalents at end of period	(19,460)	(21,214)	(23,908)

Unrestricted cash and cash equivalents at end of period	$125,513	$60,561	$70,491

See accompanying notes to consolidated financial statements

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009

Supplemental schedule of non-cash operating, investing and financing activities:
Inventory acquired through financing	$26,425	$10,132	$—

Property and equipment acquired through financing	$1,188	$4,639	$—

Retained interests in notes receivable sold	$36,222	$9,624	$(11,078)

Net change in unrealized gains and losses in retained interests in notes receivable sold	$(4,554)	$(10,391)	$369

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$24,407	$21,813	$36,372

Income taxes paid	$9,823	$5,390	$2,475

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Organization

We provide Colorful Places to Live and Play® through our resorts and residential communities businesses. Our resorts business (“Bluegreen Resorts”) markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of others typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Members in the Bluegreen Vacation Club may stay in any of the 54 participating resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays.

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

Basis of Presentation

On December 30, 2009, we sold four of our golf courses located in North Carolina and Virginia for an aggregate purchase price of approximately $9.4 million. The related golf operations and the 2009 pre-tax loss of $10.5 million recognized upon disposal have been presented as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2007, 2008, and 2009.

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

Revenue Recognition and Contracts Receivable

In accordance with the requirements of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) ASC 970 (for homesite sales) and under the timeshare accounting rules, we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should our estimates regarding the collectibility of our receivables change adversely, we may have to defer the recognition of sales and our results of operations could be negatively impacted. Under the provisions of timeshare accounting rules, the calculation of the adequacy of a buyer’s commitment for the sale of VOIs requires that cash received towards the purchase of our VOIs be reduced by the value of certain incentives provided to the buyer at the time of sale. If after considering the value of the incentive the 10% requirement is not met, the VOI sale, and the related cost and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that we provide to buyers of our VOIs may result in additional VOI sales being deferred, in which case our results of operations may be materially adversely impacted.

In cases where all development has not been completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing one of our Bluegreen Resorts’ or Bluegreen Communities’ projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, which may materially and adversely impact our results of operations.

Contracts receivable consists of: (1) amounts receivable from customers on recent sales of VOIs pending recording of the customers’ notes receivable in our loan servicing system; (2) receivables related to unclosed homesite sales; and (3) receivables from third-party escrow agents on recently closed homesite sales. Contracts receivable are stated net of a reserve for loan losses of $0.2 million and $0.6 million at December 31, 2008 and 2009, respectively.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of our Sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenue are charged to expense as incurred. Conversely, incremental revenue in excess of incremental carrying costs is recorded as a reduction to VOI inventory. Incremental carrying costs include costs that have been incurred by us during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees. During the years ended December 31, 2009 and 2008, all of our rental revenue and Sampler revenue earned was recorded as an off-set to cost of other resort and communities operations as such amounts were less than the incremental carrying cost.

In addition to sales of real estate, we also generate revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized as:

Resort title fees	Escrow amounts are released and title documents are completed.

Resort Management and service fees	Management services are rendered.

Fee-based sales commissions	Sales of third party VOIs are completed.

Rental and Sampler program	Guests complete stays at the resorts. Rental and Sampler program proceeds are classified as a reduction to “Cost of other resort and communities operations”.

Realty commissions	Sales of third-party-owned real estate are completed.

Golf course and ski hill daily fees	Services are provided.

Our cost of other resort and communities operations consists of the costs associated with the various revenues described above as well as developer subsidies and maintenance fees on our unsold VOIs.

Notes Receivable

Our notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2008 and 2009, $5.8 million and $15.5 million, respectively, of our notes receivable were more than three months contractually past due and, hence, were not accruing interest income. Our notes receivable are generally charged off as uncollectible when they have become approximately 120 days past due.

We estimate uncollectibles for VOI notes receivable in accordance with timeshare accounting rules. Under these rules, the estimate of uncollectibles is based on historical uncollectibles for similar VOI notes receivable over the applicable historical period. We use a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of the notes. We also consider whether the historical economic conditions are comparable to current economic conditions, as well as variations in underwriting standards. Additionally, under timeshare accounting rules, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. We review our reserve for loan losses on at least a quarterly basis. We estimate credit losses on our notes receivable portfolios generated in connection with the sale of homesites in accordance with the accounting rules for contingencies, as our notes receivable portfolios consist of large groups of smaller-balance, homogeneous loans. Under these accounting rules, the amount of loss is reduced by the estimated value of the defaulted inventory to be recovered.

Retained Interest in Notes Receivable Sold

When we sell our notes receivable either pursuant to our vacation ownership receivables purchase facilities (more fully described in Note 3) or through term securitizations, we evaluate whether or not such transfers should be accounted for as a sale pursuant to the accounting rules under ASC 860 for the transfers and servicing of financial assets and extinguishments of liabilities. The evaluation of sale treatment under ASC 860 involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from us (i.e., put presumptively beyond our reach and the reach of our creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that we do not maintain effective control over the transferred assets through an agreement that either: (1) entitles and obligates us to repurchase or redeem the assets before their maturity; or (2) provides us with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).

In connection with such transactions, we retain subordinated tranches and rights to excess interest spread which are retained interests in the notes receivable sold. We also continue to service the notes for a fee. Historically, we have structured the majority of such transactions to be accounted for as “off-balance sheet” sales. Gain or loss on the sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer.

We consider our retained interests in notes receivable sold as available-for-sale investments and, accordingly, carry them at fair value. Unrealized gains or losses on our retained interests in notes receivable sold are included in our shareholders’ equity as accumulated other comprehensive income, net of income taxes. The portion of other-than-temporary declines in fair value that represent credit losses are charged to operations.

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

Inventory

Our inventory consists of completed VOIs, VOIs under construction, land held for future vacation ownership development and residential land acquired or developed for sale. We carry our completed inventory at the lower of i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes plus other costs incurred during construction, or ii) estimated fair value, less cost to dispose. VOI inventory and cost of sales is accounted for under the provisions of timeshare accounting rules, which defines a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, we do not relieve inventory for VOI cost of sales related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). For Communities real estate projects, costs are allocated to individual homesites in the Communities projects based on the relative estimated sales value of each homesite in accordance with ASC 970, which defines the accounting for costs of real estate projects. Under this method, the allocated cost of a unit is relieved from inventory and recognized as cost of sales upon recognition of the related sale. Homesites reacquired upon default of the related receivable are considered held for sale and are recorded at fair value less costs to sell.

During 2008 and 2009, we recorded charges totaling $5.2 million and $13.2 million, respectively, to reduce our carrying value of certain completed inventory in our residential communities’ property (see Note 5 for further discussion). We also periodically evaluate the recovery of the carrying amount of our incomplete or undeveloped resort and residential communities’ properties under the guidelines of ASC 360, which provides guidance relating to the accounting for the impairment or disposal of long-lived assets.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense over the terms of the related financing arrangements. We recognized amortization of deferred financing costs for the years ended December 31, 2007, 2008, and 2009 of approximately $3.2 million, $1.8 million, and $3.9 million, respectively.

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

Impairment of Long-Lived Assets

We evaluate the recovery of the carrying amounts of our long-lived assets under the guidelines of ASC 360. We review the carrying amounts of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the estimated fair value of the asset less its carrying value and any costs of disposition.

Goodwill

Our goodwill related to various business acquisitions made by the Resort Division during and prior to 2008. We account for our goodwill under the provisions of ASC 350. This statement requires that goodwill deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. In 2008, we recorded $4.2 million of goodwill related to business acquisitions for Bluegreen Resorts, increasing total goodwill to $8.5 million. During the year ended December 31, 2008, we completed the required annual impairment testing of the goodwill recorded in our Bluegreen Resorts reporting unit. As a result of our annual impairment testing of goodwill as of December 31, 2008, we determined that the fair value of our Bluegreen Resorts reporting unit, based on our overall market capitalization, could not support the book value of goodwill. Accordingly, we wrote-off the balance of our goodwill and recorded a charge of $8.5 million for the year ended December 31, 2008.

Treasury Stock

We account for repurchases of our common stock, if any, using the cost method with common stock in treasury classified in our consolidated balance sheets as a reduction of shareholders’ equity.

Income Taxes

Income tax expense is recognized at applicable U.S. or international tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period’s income tax return. The tax effects of such differences are reported as deferred income taxes. Valuation allowances are recorded for periods in which realization of deferred tax assets does not meet a more likely than not standard. See Note 13 for additional information on income taxes.

Advertising Expense

We expense advertising costs, which include marketing costs, as incurred. Advertising expense for the years ended December 31, 2007, 2008, and 2009, was $130.5 million, $126.6 million and $39.0 million, respectively. Advertising expense is included in selling, general and administrative expenses in our consolidated statements of operations.

Stock-Based Compensation

We account for stock-based compensation using the fair value method of expense recognition. We utilize the Black-Scholes option pricing model for calculating the fair value of each option granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore, the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	During the year ended December 31,

	2007	2008	2009

Risk free investment rate	4.9%	3.1%	2.4%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor of expected market price	45.8%	49.4%	84.2%
Expected term	5.0 years	5.5 years	5.0 years

The Company uses historical data to estimate option exercise behavior and employee termination. The risk-free investment rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses the historical volatility of its common stock to estimate the volatility factor of expected market price.

We recognize stock-based compensation expense on a straight-line basis over the service or vesting period of the instrument. Total compensation costs related to stock-based compensation charged against income during the year ended December 31, 2009 was $4.4 million. Total stock-based compensation recorded in 2009 consists of $2.2 million related to stock options and $2.2 million related to restricted stock. Total stock-based compensation recorded in 2008 of $4.4 million consists of $2.5 million related to stock options and $1.9 million related to restricted stock. Total compensation costs related to stock-based compensation charged against income during the year ended December 31, 2007 was $2.4 million, which consists of $2.0 million related to the expense of existing and newly granted stock options and $0.4 million related to existing and newly granted restricted stock. At the grant date, the Company estimates the number of shares expected to vest and subsequently adjusts compensation costs for the estimated rate of forfeitures at the option grant date and on an annual basis. The Company uses historical data to estimate option exercise behavior and employee termination in determining the estimated forfeiture rate.

Earnings (Loss) Per Common Share

We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per common share, but also gives effect to all dilutive stock options and unvested restricted stock using the treasury stock method.

During the years ended December 31, 2007 and 2008, a total of 140,313 and 38,500, respectively, common shares were issued as a result of stock option exercises. No stock options were exercised in 2009. There were approximately 1.3 million, 2.7 million, and 2.7 million stock options not included in diluted earnings per common share during the years ended December 31, 2007, 2008, and 2009, respectively, as the effect would be anti-dilutive.

The following table sets forth our computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Year Ended December 31,

	2007	2008	2009

Basic and diluted earnings per common share — numerator:
Income from continuing operations	$39,856	$6,580	$11,167
Net income attributable to non-controlling interests	7,721	7,095	7,472

Income (loss) from continuing operations attributable to Bluegreen Corporation	$32,135	$(515)	$3,695

Denominator:
Denominator for basic earnings per common share-weighted-average shares	30,975	31,241	31,088
Effect of dilutive securities:
Stock options and unvested restricted stock	317	—	12

Denominator for diluted earnings (loss) per common share-adjusted weighted-average shares and assumed conversions	31,292	31,241	31,100

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Basic:	$1.04	$(0.02)	$0.12

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Diluted:	$1.03	$(0.02)	$0.12

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity from transactions and other events and circumstances arising from non-shareholder sources. Our comprehensive income (loss) includes net income (loss) and the change in net unrealized gains or losses on our retained interests in notes receivable sold, which are held as available-for-sale investments. Comprehensive income (loss) is shown as a subtotal within our consolidated statements of shareholders’ equity for each period presented.

Business Combinations

During 2008, we purchased real estate and operations at two resorts, The Royal Suites at Atlantic Palace in Atlantic City, New Jersey, and Club La Pension in New Orleans, Louisiana. Each of these acquisitions constituted the purchase of a business under ASC 805, which contains the accounting rules for business combinations. The combined purchase price of these acquisitions was $21.8 million, which was allocated as follows: VOI inventory of $9.9 million, property and equipment of $7.7 million, and goodwill of $4.2 million. These acquisitions, individually and in the aggregate, were immaterial to our operations. The goodwill generated from these acquisitions was subsequently charged to operations as impairment in 2008.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”). This statement, which we adopted on January 1, 2009, establishes new accounting and reporting standards for noncontrolling interests, previously known as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income or loss attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement. This statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income attributable to Bluegreen Corporation when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This topic also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. This topic is applied prospectively for fiscal years and interim periods within those fiscal years, beginning with the current fiscal year, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. The adoption of this topic did not have a material impact on our financial statements.

In April 2009, we adopted FASB Staff Position FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1”). The related guidance under the new Accounting Standards Codification for this recently adopted accounting pronouncement is ASC 825. ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also required those disclosures in summarized information in interim reporting periods.

In April 2009, we adopted FASB Staff Position FAS 115-2, FAS 124-2, and Emerging Issue Task Force (“EITF”) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2”). The related guidance under the new Accounting Standards Codification for this recently adopted accounting pronouncement is ASC 325. ASC 325 amends the other-than-temporary impairment guidance in U.S. GAAP for certain securities, including retained interest in securities classified as available-for-sale investments, and also expands the required disclosure of other-than-temporary impairments on such securities in the financial statements and notes thereto. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The impact of this new standard is disclosed in Note 4 below.

In April 2009, we adopted FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (“FAS 157-4”). The related guidance under the new Accounting Standards Codification for this recently adopted accounting pronouncement is ASC 320. ASC 320 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The adoption of this pronouncement did not have a material impact on our financial statements.

During the second quarter of 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”). The relative guidance under the new Accounting Standards Codification for this recently adopted accounting pronouncement is ASC 855, as amended by ASU 2010-09. ASC 855 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this pronouncement did not affect our results of operations or financial condition, but did require additional disclosure in our financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (which has subsequently been renamed ASC 860), which became effective for us on January 1, 2010. FASB ASC 860 requires the disclosure of more information about transfers of financial assets, including securitization transactions and transactions where companies have continuing exposure to the risks related to the transferred financial assets. It also eliminates the concept of a qualifying special-purpose entity (“QSPE”), changes the requirements for derecognizing financial assets, and requires additional disclosures. See discussion of SFAS No. 167, below, for the anticipated impact on Bluegreen of the adoption of SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (which has subsequently been renamed ASC 810), which became effective for us on January 1, 2010.  ASC 810 addresses the effects of eliminating the qualified special purpose entity (“QSPE”) concept and responds to concerns about the application of certain key provisions of previous accounting rules, including concerns over the transparency of an enterprise’s involvement with variable interest entities (“VIEs”).  As a result of the adoption of this pronouncement on January 1, 2010, we expect that we will in the future be required to consolidate our QSPEs described in Note 4 to our consolidated financial statements. Accordingly, we expect to record a one-time non-cash after-tax adjustment to shareholders’ equity in the first quarter of 2010 of approximately $35.0 million to $55.0 million as a cumulative effect of a change in accounting principle. The cumulative effect will consist primarily of the reversal of previously recognized sales of notes receivable, the recognition of the related non-recourse receivable-backed notes payable, the elimination of retained interest in notes receivable sold, and adjustments to inventory and deferred income taxes payable as a result of these changes. We anticipate that our adoption of these standards will have the following impacts on our balance sheet: (1) assets will increase by approximately $335.0 million to $345.0 million; (2) liabilities will increase by approximately $380.0 million to $390.0 million; and (3) shareholders’ equity will decrease by approximately $35.0 million to $55.0 million.

2. Notes Receivable

The table below sets forth additional information relative to our notes receivable (in thousands).

	As of December 31,

	2008	2009

Notes receivable secured by VOIs	$388,014	$351,232
Notes receivable secured by homesites	4,659	4,901

Notes receivable, gross	392,673	356,133

Allowance for loan losses	(52,029)	(46,826)

Notes receivable, net	$340,644	$309,307

The weighted-average interest rate on our notes receivable was 13.8%, 14.4%, and 14.8% at December 31, 2007, 2008, and 2009, respectively. All of our VOI loans bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 13.9%, 14.4%, and 14.9% at December 31, 2007, 2008, and 2009, respectively. Approximately 84% of our notes receivable secured by homesites bear interest at variable rates, while the balance bears interest at fixed rates. The weighted-average interest rate charged on loans secured by homesites was 12.1%, 10.1%, and 8.8% at December 31, 2007, 2008, and 2009, respectively.

Our VOI loans are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Nevada, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivable are secured by homesites in Georgia, Texas, and Virginia.

The table below sets forth the activity in our allowance for uncollectible notes receivable for 2008 and 2009 (in thousands):

	Year Ended December 31,

	2008	2009

Balance, beginning of year	$17,458	$52,029
Provision for loan losses	76,079	31,641

Less: Allowance on sold receivables	(10,964)	—

Less: Write-offs of uncollectible receivables	(30,544)	(36,844)

Balance, end of year	$52,029	$46,826

Installments due on our notes receivable during each of the five years subsequent to December 31, 2008 and 2009, and thereafter are set forth below (in thousands):

	2008	2009

Due in 1 year	$58,989	$44,969
Due in 2 years	23,988	26,793
Due in 3 years	27,537	30,447
Due in 4 years	31,473	34,416
Due in 5 years	35,712	38,374
Thereafter	214,974	181,134

Total	$392,673	$356,133

The following table summarizes our allowance for loan losses by division as of December 31, 2008 and 2009 (dollars in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2008:
Notes receivable	$388,014	$4,659	$392,673
Allowance for loan losses	(51,785)	(244)	(52,029)

Notes receivable, net	$336,229	$4,415	$340,644

Allowance as a % of gross notes receivable	13%	5%	13%

December 31, 2009:
Notes receivable	$351,232	$4,901	$356,133
Allowance for loan losses	(46,302)	(524)	(46,826)

Notes receivable, net	$304,930	$4,377	$309,307

Allowance as a % of gross notes receivable	13%	11%	13%

3. Sales of Notes Receivable

Sales of VOI notes receivable through qualified special purpose finance entities during the years ended December 31, 2007 and 2008, were as follows (in millions):

Year Ended December 31, 2007

Facility	Aggregate Principal Balance of Notes Receivable	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2006-A GE Purchase Facility	$66.9	$60.2	$10.6	$8.3
2007 Term Securitization	200.0	168.9	28.8	36.3

Total	$266.9	$229.1	$39.4	$44.6

Year Ended December 31, 2008

Facility	Aggregate Principal Balance of Notes Receivable	Purchase Price	Gain Recognized	Initial Fair Value of Retained Interest

2008 Term Securitization	$68.6	$60.0	$8.2	$11.7

In connection with these transactions, we retained subordinated tranches and rights to excess interest spread and account for these assets and interest as retained interests. The following assumptions were used to measure the initial fair value of our retained interest in notes receivable sold for each of the periods listed above:

	For the year ended December 31,

	2007	2008

Prepayment rates	29% - 11%	31% - 17%
Loss severity rates	38% - 72%	38%
Default rates	12% - 1%	7.2% - 1.0%
Discount rates	9% - 12.6%	13.4%

The assumptions take into account our intended actions relating to our right to either acquire or substitute for defaulted loans, pursuant to the terms of each transaction.

We did not sell any of our notes receivable in 2009.

See Note 4 “Retained Interest in Notes Receivable Sold” below for further discussion of our retained interest.

4. Retained Interests in Notes Receivable Sold

Our retained interests in notes receivable sold, which are classified as available-for-sale investments, and their associated unrealized gain (loss) are set forth below (in thousands):

As of December 31, 2008:	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value

2002 Term Securitization	$7,505	$—	$7,505
2004 Term Securitization	8,508	1,037	9,545
2004 GE Purchase Facility	3,380	78	3,458
2005 Term Securitization	16,267	—	16,267
2006 GE Purchase Facility	16,177	(1,687)	14,490
2006 Term Securitization	13,730	670	14,400
2007 Term Securitization	31,145	5,029	36,174
2008 Term Securitization	11,437	301	11,738

Total	$108,149	$5,428	$113,577

As of December 31, 2009:	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value

2004 Term Securitization	$7,731	$391	$8,122
2004 GE Purchase Facility (1)	3,864	(598)	3,266
2005 Term Securitization	11,852	834	12,686
2006 GE Purchase Facility (2)	15,408	(2,328)	13,080
2006 Term Securitization	10,107	573	10,680
2007 Term Securitization (1)	20,220	(211)	20,009
2008 Term Securitization	10,098	372	10,470

Total	$79,280	$(967)	$78,313

(1)	This security has been in a continuous unrealized loss position for less than 12 months.

(2)	This security has been in a continuous unrealized loss position for more than 12 months.

The following assumptions (which are classified as Level 3 inputs under ASC 820) were used to measure the fair value of the above retained interests as of December 31, 2008 and 2009:

	As of December 31,

	2008	2009

Prepayment rates	23% - 4%	20% - 3%
Loss severity rates	3% - 38%	18% - 38%
Default rates	12% - 0%	7% - 0%
Discount rates	19.5%	24.5%

These assumptions take into account our intended actions, which can change from time to time, relating to our right to either repurchase or substitute for defaulted loans, pursuant to the terms of each transaction.

The net unrealized gain (loss) on our retained interests in notes receivable sold, which is presented as a separate component of our shareholders’ equity net of income taxes, was a gain of approximately $3.2 million and a loss of approximately $0.6 million as of December 31, 2008 and 2009, respectively. Our maximum exposure to loss as a result of our involvement with our qualified special purpose finance subsidiaries described below is the value of our retained interest.

During the years ended December 31, 2007, 2008, and 2009, we recorded charges for other-than-temporary decreases in the fair value of certain of our retained interest in notes receivable sold totaling approximately $2.4 million, $5.0 million, and $1.1 million, respectively. The decrease in the fair value of our retained interest in notes receivable sold, primarily resulted from an increase in the discount rates applied to estimated future cash flows on our retained interests to reflect current interest rates in the securitization market and unfavorable changes in the amount and timing of estimated future cash flows. These charges have been netted against interest income on our consolidated statements of operations.

In May 2009, we, in our capacity as servicer of the 2002 Term Securitization, exercised our servicer option, which caused the full redemption of all classes of notes issued under the 2002 Term Securitization. As a result of this exercise and the ultimate redemption, we exchanged cash of approximately $4.2 million and the retained interest in the 2002 Term Securitization for notes receivable and VOI inventory with an estimated fair value totaling approximately $17.9 million.

On April 1, 2009, we adopted the provisions of FASB ASC 325-40 (previously FAS 115-2), which amended existing requirements for measuring and disclosing other-than-temporary impairment of debt securities and retained interests in securities classified as available-for-sale investments. Among other changes, if a holder has the positive intent and ability to hold a security to maturity, the other-than-temporary impairment recognized in earnings should be equal to the amount representing credit loss, with any remaining loss being unrealized and included as a component of equity. Since we have the positive intent and ability to hold all of our retained interests in notes receivable sold through maturity, upon the adoption of FASB ASC 325-40, we recorded additional unrealized losses of $6.8 million in accumulated other comprehensive income related to other-than-temporary impairments previously recognized in earnings through a cumulative-effect adjustment to our retained earnings.

We measure credit loss based upon the performance indicators of the underlying assets of the retained interest in notes receivable sold. As of December 31, 2009, the aggregate amount of unrealized losses in accumulated other comprehensive loss was $3.1 million.

The following table is a rollforward for the year ended December 31, 2009 of the amount of other comprehensive loss on our retained interest in notes receivable sold related to credit losses for which a portion of such losses was recognized in earnings (in thousands):

Balance at April 1, 2009 of the amount related to credit losses for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$—

Additions for the amount related to the credit losses for which an other-than-temporary impairment was not previously recognized	1,777

Reductions for other-than-temporary impairment realized in earnings, net of tax	(311)

Balance at December 31, 2009 of the amount related to credit losses for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$1,466

The contractual maturities of our retained interest in notes receivable sold as of December 31, 2009, based on the final maturity dates of the underlying notes receivable, are as follows:

	Amortized Cost	Fair Value

After one year but within five	$7,731	$8,122
After five years but within ten	71,549	70,191

Total	$79,280	$78,313

The following table shows the hypothetical fair value of our retained interests in notes receivable sold based on a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests (dollars in thousands):

Hypothetical Fair Value at December 31, 2009

	Prepayment Rate		Loss Severity Rate		Default Rate		Discount Rate

Adverse Change Percentage	10%	20%	10%	20%	10%	20%	10%	20%

2004 Term Securitization	$8,086	$8,050	$8,074	$8,025	$8,098	$8,073	$7,851	$7,596
2004 GE Purchase Facility	3,249	3,233	3,259	3,252	3,258	3,250	3,130	3,005
2005 Term Securitization	12,661	12,637	12,347	12,009	12,107	11,535	12,080	11,522
2006 GE Purchase Facility	13,041	13,002	12,862	12,644	12,794	12,512	12,499	11,968
2006 Term Securitization	10,642	10,605	10,404	10,129	10,192	9,712	10,167	9,700
2007 Term Securitization	20,008	20,008	19,498	18,987	19,103	18,211	19,026	18,132
2008 Term Securitization	10,465	10,461	10,302	10,135	10,250	10,034	10,137	9,833

The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries (in thousands):

	For the Year Ended December 31,

	2007	2008	2009

Proceeds from sales of notes receivables	$229,067	$55,705	$—
Collections on previously sold notes receivables	(173,448)	(175,551)	(136,685)
Servicing fees received	8,697	9,436	7,612

Purchases of defaulted receivables	(3,420)	(3,547)	(920)
Resales of foreclosed assets	(44,786)	(50,314)	(14,802)
Remarketing fees received	25,858	29,581	8,187
Cash received on retained interests in notes receivable sold	35,949	44,884	43,741
Cash paid to fund required reserve accounts	(10,044)	(8,288)	(1,148)
Purchases of upgraded accounts	(28,251)	(47,045)	(516)

In addition to the cash paid for the purchase of defaulted receivables included in the above table, we also acquire defaulted receivables from our qualifying special purpose finance subsidiaries in exchange for unencumbered receivables (a process known as substitution). During the years ended December 31, 2008 and 2009, we acquired notes receivable totaling $32.2 million and $66.5 million, respectively, through substitutions. Although we are not obligated to repurchase or substitute for defaulted notes receivable from our qualifying special purpose finance subsidiaries, we may do so from time to time. The VOIs securing the defaulted receivables received by us in this manner are typically recovered and put back in VOI inventory and resold in the normal course of business.

Quantitative information about the portfolios of VOI notes receivable previously sold without recourse in which we hold the above retained interests is as follows (in thousands):

	As of December 31, 2009

	Total Outstanding Principal Amount of Sold Loans	Principal Amount of Sold Loans 60 or More Days Past Due	Balance Owed to Note Holders

2004 Term Securitization	$28,552	$869	$26,765
2004 GE Purchase Facility	13,870	400	12,072
2005 Term Securitization	81,261	2,389	74,822
2006 GE Purchase Facility	69,003	2,353	61,433
2006 Term Securitization	71,450	2,502	66,206
2007 Term Securitization	137,645	4,251	123,935
2008 Term Securitization	51,810	1,530	46,136

Total	$453,591		$411,369

5. Inventory

Our inventory holdings, summarized by division, are set forth below (in thousands):

	As of December 31,

	2008	2009

Bluegreen Resorts	$342,779	$370,470
Bluegreen Communities	160,490	145,447

	$503,269	$515,917

Bluegreen Resorts inventory as of December 31, 2008 consisted of $42.3 million of real estate for future development, $87.9 million of construction-in-progress and $212.6 million of completed VOI units. Bluegreen Resorts inventory as of December 31, 2009 consisted of $91.9 million of real estate for future development, $8.2 million of construction-in-progress and $270.4 million of completed VOI units.

As a result of our decreased sales volume and its impact of extending the anticipated sell-out period of certain of our projects, we recorded a charge to cost of real estate sales of approximately $5.2 million and $13.2 million during the years ended December 31, 2008 and 2009, respectively, to write-down the inventory balances of certain of our completed Communities properties to their estimated fair value. We calculated the estimated fair value of these impaired properties based on our analysis of their estimated future cash flows (Level 3 input), discounted at rates commensurate with the risk inherent in the property.

Interest capitalized to inventory during the years ended December 31, 2007, 2008, and 2009 totaled $15.5 million, $12.8 million and $1.6 million, respectively. The interest expense reflected in our consolidated statements of operations is net of capitalized interest.

6. Property and Equipment

          Our property and equipment consisted of (dollars in thousands):

		As of December 31,

	Useful Life	2008	2009

Office equipment, furniture and fixtures	3-14 years	$62,572	$60,657
Golf course land, land improvements, buildings and equipment	5-39 years	33,346	7,591
Land, buildings and building improvements	3-31 years	67,359	70,323
Leasehold improvements	2-14 years	12,650	11,952
Transportation and equipment	3-5 years	2,334	1,999

		178,261	152,522
Accumulated depreciation and amortization of leasehold improvements		(68,760)	(66,957)

Total		$109,501	$85,565

7. Receivable-Backed Notes Payable

          The table below sets forth the balances of our receivable-backed notes payable facilities (in thousands):

	As of

	December 31, 2008			December 31, 2009

	Debt Balance	Interest Rate	Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Balance of Pledged/ Secured Receivables

BB&T Purchase Facility (nonrecourse)	$139,057	2.19%	$167,538	$131,302	5.75%	$166,562
Liberty Bank Facility	43,505	5.75%	48,603	59,055	5.75%	68,175
GE Bluegreen/Big Cedar Receivables Facility	33,725	2.19%	39,681	32,834	1.98%	35,935
The Wells Fargo Facility	24,096	4.00%	26,117	14,409	4.00%	15,926
GMAC Receivables Facility	7,698	4.44%	8,737	5,228	4.23%	6,331
Textron Facility	1,036	6.00%	1,194	—	—	—

	$249,117		$291,870	$242,828		$292,929

BB&T Purchase Facility. On June 30, 2009, we amended and restated an existing timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”), extending the revolving advance period under the facility to June 29, 2010. Should a “takeout financing” (as defined in the applicable facility agreements) occur prior to June 29, 2010, the facility limit will either remain at the current facility limit of $150.0 million or decrease to $100.0 million, under certain circumstances. The BB&T Purchase Facility provides for the sale of our timeshare receivables at an advance rate of 67.5% of the principal balance up to a cumulative purchase price of $150.0 million on a revolving basis, subject to the terms of the facility, eligible collateral and customary terms and conditions. While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and was not guaranteed by us.

The existing outstanding balance as of June 30, 2009 initially remained at its then current advance rate of 82.4%; however, we will equally share with BB&T in the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the advance rate on the existing receivables reduces to 67.5% as the outstanding balance amortizes. As of December 31, 2009, the outstanding balance of the BB&T Purchase Facility reflected an advance of 80.7% on the receivables transferred to BB&T under the facility. The interest rate on the BB&T Purchase Facility is the prime rate plus 2.5%.

During 2009, we pledged $31.9 million of VOI notes receivable to this facility and received cash proceeds of $24.5 million. We also made repayments of $32.2 million on the facility during 2009.

Liberty Bank Facility. During August 2008, we entered into a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial. The facility provides for a 90% advance on eligible receivables pledged under the facility during a two-year period ending on August 27, 2010, subject to customary terms and conditions. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance, if any, due on August 27, 2014. The facility bears interest at a rate equal to the one-month LIBOR plus 2.5%, subject to a floor of 5.75%. As the Liberty Bank facility is revolving, availability under the facility increases up to the $75.0 million facility limit as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid through the expiration of the advance period, pursuant to the terms of the facility.

During 2009, we pledged $33.5 million of VOI notes receivable to this facility and received cash proceeds of $30.9 million. We also made repayments of $15.3 million under the facility during 2009.

In 2010, we pledged $6.8 million of VOI notes receivable to Liberty and received cash proceeds of $6.1 million. Subsequent to this borrowing, and based on subsequent repayments, we had $13.8 million in availability under this facility.

The GE Bluegreen/Big Cedar Receivables Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30 day LIBOR rate plus 1.75%.

During 2009, we pledged $6.0 million of VOI notes receivable as collateral for this facility and received cash proceeds of $5.8 million. In addition, during the first quarter of 2009, we received approximately $4.7 million which represented an additional borrowing to up to the 97% borrowing base, without pledging any additional VOI receivables. During 2009, we repaid $11.4 million on this facility.

The Wells Fargo Facility. We have a credit facility with Wells Fargo Foothill, LLC (“Wells Fargo”). Historically, we have primarily used this facility for borrowings collateralized by the pledge of certain VOI receivables which typically have been our one-year term receivables. The borrowing period for advances on eligible receivables expired on December 31, 2009, and the maturity date of all borrowings is December 31, 2010. The advance rate ranges from 85% to 90% of certain VOI receivables. Borrowings under this facility are subject to eligible collateral and customary terms and conditions. The interest rate charged on outstanding receivable borrowings under the facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance under certain sub-lines is greater than or equal to $15.0 million. If the average monthly outstanding loan balance under certain sub-lines is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.

During 2009, we pledged $18.5 million of notes receivable to this facility and received cash proceeds of $16.6 million. We also made repayments of $27.4 million during 2009.

8. Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of our inventory and to fund operations. Financial data related to our borrowing facilities is set forth below (dollars in thousands):

	As of

	December 31, 2008			December 31, 2009

	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

The GMAC AD&C Facility	$99,776	4.94%	$149,814	$87,415	4.73%	$145,031
The GMAC Communities Facility	59,372	4.25%	126,293	38,479	10.00%	117,872
Wachovia Notes Payable	30,347	2.44 – 2.79%	46,542	24,497	2.23 – 2.58%	44,686
Wachovia Line-of-Credit	9,949	2.19%	—	15,700	1.98%	—
Textron AD&C Facility	15,456	4.50 –4.75%	24,887	12,757	4.50 –4.75%	27,582
Fifth Third Bank Note Payable	3,400	3.44%	4,841	3,381	3.23%	4,841
Other	4,439	5.86 – 11.03%	5,249	3,552	4.25 – 12.50%	3,851

Total	$222,739		$357,626	$185,781		$343,863

The table below sets forth the contractual minimum principal payments required on our lines-of-credit and notes payable and capital lease obligations for each of the five years and thereafter subsequent to December 31, 2009. Such minimum contractual payments may differ from actual payments due to the effect of principal payments required on a homesite or VOI release basis for certain of the above obligations (in thousands):

2010	$73,071
2011	51,841
2012	50,838
2013	4,147
2014	688
Thereafter	5,196

Total	$185,781

The GMAC Communities Facility. We have an outstanding balance under a credit facility (the “GMAC Communities Facility”) historically used to finance our Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the GMAC Communities Facility is secured by certain of our golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia). The period during which we can add additional projects to the GMAC Communities Facility has expired.

On July 1, 2009, we amended this credit facility extending the maturity of the facility to December 31, 2012. In connection with the amendment, we repaid $10.0 million of the outstanding balance under the GMAC Communities Facility at closing, and agreed to make minimum quarterly cumulative payments commencing in January 2010 through the final maturity of December 31, 2012. Principal payments are effected through agreed-upon release prices as real estate collateralizing the GMAC Communities Facility is sold, subject to the minimum required amortization discussed above. The interest rate on the GMAC Communities Facility was increased to the prime rate plus 2%, subject to the following floors: (1) 10% until the balance of the loan has been reduced by a total of $25 million (inclusive of the $10 million principal pay down referred to above) from the closing date balance, (2) 8% until the balance of the loan is less than or equal to $20 million, and (3) 6% thereafter. In addition to the existing residential community projects and golf courses which already collateralized the GMAC Communities Facility, we pledged three of our other golf courses as additional collateral for the facility. We also agreed to pay certain fees and expenses in connection with the amendment, a portion of which was deferred until the maturity date and may be waived under certain circumstances.

In connection with the previously discussed sale of our golf courses at Carolina National (Southport, North Carolina), the Preserve at Jordan Lake (Chapel Hill, North Carolina), Brickshire (New Kent, Virginia), and Chapel Ridge (Pittsboro, NC) during December 2009, we repaid $7.1 million under this facility as a release payment for the sold courses which had been part of the collateral for the GMAC Communities Facility. During 2009, we repaid a total of $20.9 million under this facility.

The GMAC AD&C Facility. This facility was used to finance the acquisition and development of certain of our resorts and currently has three outstanding project loans. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”), is June 30, 2012 approximately $70.1 million was outstanding on this loan as of December 31, 2009. Maturity dates for two project loans related to our Fountains resort in Orlando, Florida (the “Fountains Loans”) are September 2010 and March 2011, with $10.6 million and $6.7 million, respectively, outstanding as of December 31, 2009. Principal payments are effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the GMAC AD&C Facility are sold, subject to periodic minimum required amortization on the Club 36 Loan and the Fountains Loans. The facility bears interest at a rate equal to the 30-day LIBOR plus 4.50%. In addition, in July 2009 we pledged two of our existing undeveloped resort properties as additional collateral under the GMAC AD&C Facility. During 2009, we repaid $12.4 million of the outstanding balance under this facility. As of December 31, 2009, we had no availability under this facility.

Textron AD&C Facility. In April 2008, Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility has historically been used to facilitate the borrowing of funds for resort acquisition and development activities. We have guaranteed all sub-loans under the master agreement. Interest on the Textron AD&C Facility is equal to the prime rate plus 1.25% - 1.50% and is due monthly.

On October 28, 2009, we entered into an amendment to the Textron AD&C Facility and a sub-loan under the Facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Odyssey Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan to December 31, 2011, and revised the periodic minimum required principal amortization. As amended, our next minimum required principal payment will be approximately $0.4 million in March 2010 with additional minimum required principal payments of $1.0 million per quarter thereafter through maturity. We will continue to pay Textron principal payments as we sell each timeshare interests that collateralize the Odyssey Sub-Loan, and these payments will count towards the minimum required principal payments. As of December 31, 2009, our outstanding borrowings under the Sub-Loan totaled approximately $7.0 million.

The Textron AD&C Facility originally had a facility limit of $75 million which represented the maximum amount of credit that Textron would extend for resort acquisition and development activities, subject to Textron’s further approval of sub-loans for specific projects. As of September 30, 2009, the remaining available credit under the Textron Facility was approximately $50.6 million. We had previously substantially completed our development activities on existing projects under the Textron AD&C Facility and BVU had no plans to acquire additional projects prior to the expiration of the Textron AD&C Facility’s project approval period in April 2010. Therefore, in exchange for the extended maturities on the Odyssey Sub-Loan, we agreed to amend the Textron Facility to terminate our remaining availability.

The maturity date of the other outstanding sub-loan under the Textron AD&C Facility, subject to minimum required amortization during the periods prior to maturity, is April 2013. Our outstanding balance on the sub-loan used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey was $5.8 million as of December 31, 2009.

During 2009, we borrowed $3.8 million and repaid $6.5 million under this facility.

The Wachovia Notes Payable. As of December 31, 2009, we had approximately $24.5 million of outstanding debt to Wachovia Bank, N.A. (“Wachovia”) under various notes payable collateralized by certain of our timeshare resorts or sales offices (the “Wachovia Notes Payable”). We extended the maturity of a $10.5 million note payable to Wachovia collateralized by our Williamsburg resort to April 30, 2010 and the other Wachovia Notes Payable have maturities ranging from July 2010 through May 2021. We have a non-binding term sheet with Wachovia to consolidate and refinance the Wachovia Notes Payable, making the maturity 24 months after the closing of the extension. The term sheet also would consolidate and refinance the Wachovia Line-of-credit (See section below – Unsecured Credit Facility – Wachovia Line-of-Credit) which had a balance of $15.7 million as of December 31, 2009, and which is currently due on April 30, 2010. The term sheet required that we make release principal payments as the VOIs which will collateralize the extended loan are sold, subject to a minimum monthly amortization. The extended loan would bear interest at the 3-month LIBOR + 6.87%. The term sheet contemplates us providing additional collateral for this facility and amending covenants, other terms and conditions. There are no assurances that the transactions contemplated by the term sheet will occur on these terms, if at all.

In February 2010, we made a required principal payment of $2.5 million related to one of the Wachovia Note Payable loans.

For the year ended December 31, 2009, we determined that we had failed to comply with an interest coverage ratio covenant contained in the note. In March 2010, we received a waiver of non-compliance for this covenant from Wachovia.

The Wachovia Line-of-Credit. We have an unsecured line-of-credit with Wachovia Bank, N.A. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75% (1.98% at December 31, 2009). Interest is due monthly. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type.

On July 30, 2009, we extended the maturity of this line-of-credit for 90 days to October 30, 2009 and paid $2.2 million reducing the outstanding balance under the line-of-credit to $15.7 million. In connection with the extension, we agreed to amend the line-of-credit to terminate any future availability. Subsequently, the maturity of this line-of-credit was extended to April 30, 2010, and we have a non-binding term sheet with Wachovia to refinance the outstanding balance debt with Wachovia Bank, extending the maturities to occur over a 24-month period. Execution of the term sheet would consolidate all Wachovia Notes Payable and the Wachovia Line-of-Credit into one term loan, which bears interest at the 3-month LIBOR + 6.87%. The term sheet contemplates us providing additional collateral for this facility and amending covenants, other terms and conditions. There can be no assurances that such refinancing will be obtained on the terms contemplated in the term sheet, if at all, as this transaction is subject to further approval and certain conditions precedent.

During 2009, we borrowed $8.0 million under this line-of-credit for general corporate purposes. There is no further availability under the Wachovia Line-of-Credit. In March 2010, we made a required payment of $1.2 million relating to the Wachovia Line-of-Credit.

Fifth Third Bank Note Payable. In April 2008, we purchased a building in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. The note payable allows for total borrowings of $7.1 million. The remaining $3.7 million was available to fund refurbishment of the building through October 2009. Interest is payable monthly through the earlier of the construction completion date or October 31, 2009, and bears interest at a rate equal to the one-month LIBOR plus 3.00%. Interest and principal payments are currently made monthly until maturity. The note payable matures in April 2023.

9. Junior Subordinated Debentures

We have formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by ASC 810. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. In each of these transactions, the applicable Trust issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. The applicable Trust then used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from us. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at the Company’s option at any time after five years from the issue date or sooner following certain specified events. In addition, we made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by us, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of each Trust’s common securities are nearly identical to the trust preferred securities.

We had the following junior subordinated debentures outstanding at December 31, 2008 and 2009 (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures	Initial Equity In Trust (3)	Issue Date	Fixed Interest Rate (1)	Variable Interest Rate (2)	Beginning Optional Redemption Date	Maturity Date

Bluegreen Statutory Trust I	$23,196	$696	3/15/05	9.160%	3-month LIBOR+ 4.90%	3/30/10	3/30/35
Bluegreen Statutory Trust II	25,774	774	5/04/05	9.158%	3-month LIBOR+ 4.85%	7/30/10	7/30/35
Bluegreen Statutory Trust III	10,310	310	5/10/05	9.193%	3-month LIBOR+ 4.85%	7/30/10	7/30/35
Bluegreen Statutory Trust IV	15,464	464	4/24/06	10.130%	3-month LIBOR+ 4.85%	6/30/11	6/30/36
Bluegreen Statutory Trust V	15,464	464	7/21/06	10.280%	3-month LIBOR+ 4.85%	9/30/11	9/30/36
Bluegreen Statutory Trust VI	20,619	619	2/26/07	9.842%	3-month LIBOR+ 4.80%	4/30/12	4/30/37

	$110,827	$3,327

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

10. Fair Value of Financial Instruments

We used the following methods and assumptions in estimating the fair values of our financial instruments:

Cash and cash equivalents: The amounts reported in our consolidated balance sheets for cash and cash equivalents approximate fair value.

Contracts receivable: The amounts reported in our consolidated balance sheets for contracts receivable approximate fair value. Contracts receivable related to unclosed homesite sales are non-interest bearing and generally convert into cash or an interest-bearing mortgage note receivable within thirty to forty-five days.

Notes receivable: The fair values of our notes receivable are based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

Retained interests in notes receivable sold: Our retained interests in VOI notes receivable sold are carried at fair value. See Note 4 for additional information on the methods and assumptions used to estimate the fair value of these financial instruments.

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

The carrying amounts and estimated fair value of our financial instruments are as follows (in thousands):

	As of December 31, 2008		As of December 31, 2009

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$81,775	$81,775	$94,399	$94,399
Contracts receivable, net	7,452	7,452	4,826	4,826
Notes receivable, net	340,644	340,644	309,307	279,208
Retained interests in notes receivable sold	113,577	113,577	78,313	78,313
Lines-of-credit, notes payable, and receivable-backed notes payable	471,856	471,856	428,609	428,609
Junior subordinated debentures	110,827	47,161	110,827	60,522

11. Common Stock and Stock Option Plans

Bluegreen Corporation Common Stock

At the Annual Meeting of our Shareholders held on November 4, 2009, our shareholders approved an amendment to Article 3 of our Restated Articles of Organization to increase the number of authorized shares of Common Stock from 90 million shares to 140 million shares. The amendment was previously approved and recommended for shareholder approval by our Board of Directors. The amendment had no impact on the relative rights, powers and limitations of the Common Stock, and holders of Common Stock do not have preemptive rights to acquire or subscribe for any of the additional shares of Common Stock authorized by the amendment.

Bluegreen Corporation 2008 Stock Incentive Plan

During 2008, the Board of Directors and shareholders approved our 2008 Stock Incentive Plan (referred to within this section as the “Plan”), which provides for the issuance of restricted stock awards and for the grant of options to purchase shares of our Common Stock. The Plan previously limited the total number of shares of Common Stock available for grant under the Plan to 4 million shares. Any shares subject to stock awards or option grants under the plan which expire or are terminated, forfeited, or canceled without having been exercised or vested in full, are available for further grant under the Plan.

At the Annual Meeting of our Shareholders held on November 4, 2009, our shareholders approved an amendment to the Plan to, among other things, increase the aggregate number of shares available for grant under the Plan to 10 million shares and give the committee administering the Plan the discretion to re-price previously granted stock options and/or substitute new awards for previously granted awards which have less favorable terms, including higher exercise prices. The amendment was previously approved and recommended for shareholder approval by our Board of Directors.

Shareholders’ Rights Plan

On July 27, 2006, the Board of Directors adopted rights agreement (the “Rights Agreement”) and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock. The Board of Directors authorized the adoption of the Rights Agreement to protect shareholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Agreement imposes a significant penalty upon any person or group which acquires beneficial ownership of 10% or more of the Company’s outstanding common stock without the prior approval of the Board of Directors. Excluded from this rule is the Company, its subsidiaries, employee benefit plans or any of its subsidiaries and any entity holding common stock for or pursuant to the terms of any such employee benefit plan, as well as Woodbridge Holdings and its affiliates (including BFC Financial Corporation), successors and assigns.

Share-Based Compensation

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

The following table lists relevant information pertaining to our grants of stock options and restricted stock (in thousands):

For the Year Ended December 31, 2007	Stock Option Awards		Restricted Stock Awards

	Quantity	Grant Date Fair Value	Quantity	Grant Date Fair Value

Directors	137	$761	17	$200
Employees	—	—	197	2,358

Total	137	$761	214	$2,558

For the Year Ended December 31, 2008	Stock Option Awards		Restricted Stock Awards

	Quantity	Grant Date Fair Value	Quantity	Grant Date Fair Value

Directors	295	$937	184	$1,246
Employees	777	2,518	1,184	9,208

Total	1,072	$3,455	1,368	$10,454

For the Year Ended December 31, 2009	Stock Option Awards		Restricted Stock Awards

	Quantity	Grant Date Fair Value	Quantity	Grant Date Fair Value

Directors	120	$221	92	$255
Employees	—	—	—	—

Total	120	$221	92	$255

Total stock-based compensation expense for non-employee directors and employees during the years ended December 31, 2007, 2008, and 2009 was $2.4 million, $4.4 million and $4.4 million, respectively. The following table sets forth certain information related to our unrecognized compensation for our stock-based awards as of December 31, 2009:

As of December 31, 2009	Weighted Average Remaining Recognition Period	Unrecognized Compensation

	(in years)	(000’s)

Stock Option Awards	2.4	$4,261
Restricted Stock Awards	3.1	$8,050

Changes in our outstanding stock option plans are presented below (outstanding options and number of shares exercisable in thousands):

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Aggregate Intrinsic Value

Balance at December 31, 2007	1,938	$11.51	579	$1,922

Granted	1,072	$7.60
Forfeited	(241)	$13.51
Expired	(20)	$9.11
Exercised	(39)	$3.48

Balance at December 31, 2008	2,710	$9.91	871	$32

Granted	120	$2.75
Forfeited	(1)	$3.48
Expired	(34)	$7.35
Exercised	—	$—

Balance at December 31, 2009	2,795	$9.64	956	$7

During the years ended December 31, 2007, 2008, and 2009, the grant-date fair value of stock options that vested was approximately $616,000, $897,000 and $221,000, respectively. The aggregate intrinsic value of our stock options outstanding and exercisable was $32,000 and $7,300 as of December 31, 2008 and 2009, respectively. The total intrinsic value of our stock options exercised during the years ended December 31, 2007 and 2008 was $1.1 million, and $223,000, respectively. No stock options were exercised during 2009.

The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at December 31, 2009 (grouped by range of exercise prices) were:

	Number of Options	Number of Vested Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Weighted- Average Exercise Price (Vested Only)

	(In 000’s)	(In 000’s)	(In years)

$2.11 - $3.00	155	155	7.7	$2.63	$2.63
$3.01 - $4.52	378	378	2.8	$3.46	$3.46
$4.53 - $6.79	168	168	5.3	$5.92	$5.92
$6.80 - $10.20	965	—	5.7	$7.69	$—
$10.21 - $15.31	604	114	6.7	$11.94	$11.47
$15.32 - $18.36	525	141	5.6	$18.27	$18.04

	2,795	956	5.6	$9.64	$6.87

A summary of the status of the Company’s unvested restricted stock awards and activity during the years ended December 31, 2008 and 2009 are as follows:

Non-vested Restricted Shares	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(In 000’s)
Unvested at January 1, 2008	207	$11.98
Granted	1,368	7.64
Vested	(27)	8.20
Forfeited	(131)	9.01

Unvested at December 31, 2008	1,417	$8.14

Granted	92	2.75
Vested	(63)	4.04
Forfeited	(20)	10.14

Unvested at December 31, 2009	1,426	$7.94

12. Commitments and Contingencies

At December 31, 2009, the estimated cost to complete development work in subdivisions or resorts from which homesites or VOIs have been sold totaled $9.6 million. Development is estimated to be completed as follows: 2010 — $1.8 million; 2011 — $1.4 million; 2012 — $2.8 million; thereafter — $3.6 million.

In 2006, we entered into a separation agreement with our former CEO, George Donovan. Under the terms of this agreement, Mr. Donovan will be paid a total of $3.0 million over a seven year period in exchange for his services to be available on a when and if needed basis. We recorded an expense of $2.6 million in 2006, which represents the then present value of the seven year agreement. As of December 31, 2009, the remaining amount due to Mr. Donovan was $1.5 million, the present value of which is recorded as a liability on our consolidated balance sheet.

Rent expense for the years ended December 31, 2007, 2008, and 2009 totaled approximately $13.0 million, $14.7 million and $12.9 million, respectively. Lease commitments under these and our various other noncancelable operating leases for each of the five years subsequent to December 31, 2009 and thereafter are as follows (in thousands, inclusive of terminated leases as a result of our 2008 restructuring described below in Note 17):

2010	$11,747
2011	9,515
2012	7,661
2013	5,264
2014	4,961
Thereafter	30,987

Total future minimum lease payments	$70,135

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. Unless otherwise described below, we believe that these claims are routine litigation incidental to our business. The following are matters that we are describing in more detail in accordance with the accounting rules surrounding the accounting for contingencies.

Bluegreen Resorts

Tennessee Tax Audit

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $652,000 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed, and intend to continue to vigorously oppose, such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference and no further action has to date been initiated by the State of Tennessee. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that we will be successful in contesting the current assessment.

Kelly Fair Labor Standards Act Lawsuit

In Cause No. 08-cv-401-bbc, styled Steven Craig Kelly and Jack Clark, individually and on behalf of others similarly situated v. Bluegreen Corporation, in the United States District Court for the Western District of Wisconsin, two former sales representatives brought a lawsuit on July 28, 2008 in the Western District of Wisconsin on behalf of themselves and putative class members who are or were employed by us as sales associates and compensated on a commission-only basis. Plaintiffs alleged that we violated the Fair Labor Standards Act (“FLSA”) and that they and the collective class are or were covered, non-exempt employees under federal wage and hour laws, and were entitled to minimum wage and overtime pay consistent with the FLSA. On July 10, 2009, the parties settled the case and we agreed to pay approximately $1.5 million (including attorney’s fees and costs) without admitting any wrongdoing. As of December 31, 2009, the settlement was paid and the case dismissed.

Pennsylvania Attorney General Lawsuit

On October 28, 2008, in Cause No. 479 M.D. 2008, styled Commonwealth of Pennsylvania Acting by Attorney General Thomas W. Corbett, Jr. v. Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc., in the Commonwealth Court of Pennsylvania, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit alleges that we have used, or are using, sales and marketing methods or practices that are unlawful under Pennsylvania law and seeks a permanent injunction preventing us from using such methods and practices in the future. The lawsuit also seeks civil penalties against us and restitution on behalf of Pennsylvania consumers who may have suffered losses as a result of the alleged unlawful sales and marketing methods and practices. The lawsuit does not seek to permanently restrain us or any of our affiliates from doing business in the Commonwealth of Pennsylvania. The parties have reached settlement on this matter and on March 15, 2010 we signed a consent petition and forwarded it to the Attorney General’s office for counter-signature and filing with the appropriate court offices. As of December 31, 2009, we had accrued $225,000 in connection with anticipated payments to resolve this matter.

Destin, Florida Deposit Dispute Lawsuit

In Cause No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.,; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, the Plaintiff as escrow agent brought an interpleader action seeking a determination as to whether we, as purchaser, or Hubert A. Laird and MSB of Destin, Inc. as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Both we and the seller have brought cross-claims for breach of the underlying purchase and sale contract. The seller alleges we failed to perform under the terms of the purchase and sale contract and thus they are entitled to retain the escrow deposit. We maintain that our decision not to close on the purchase of the subject real property was proper under the purchase and sale contract and therefore we are entitled to a return of the full escrow deposit. The seller has amended its complaint to include a fraud count.

Bluegreen Communities

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006, styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. As a result of this decision, no damages or attorneys’ fees are owed to the plaintiffs. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Bluegreen. No information is available as to when the Texas Supreme Court will render a decision as to whether or not it will take the appeal.

Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation described above as well as in Cause No. 067-223662-07, Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al., in the 67th Judicial District Court of Tarrant County, Texas. This case has been settled and the $3.4 million that was accrued related to this matter as of December 31, 2009 was paid in March of 2010. Additional claims may be pursued in the future by certain individual lot owners within the Mountain Lakes subdivision in connection with these matters, but it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters, including the likelihood that any such loss may exceed the amount accrued.

Catawba Falls Preserve Homeowner’s Association Demand Letter

By letter dated October 2, 2008, the Catawba Falls Preserve Homeowners Association demanded payment for (i) construction of pedestrian pathways and certain equestrian stables allegedly promised by us but never constructed, (ii) repairs to roads and culverts within the community, and (iii) landscaping improvements to the community’s gated entrance. The parties have reached tentative settlement of the matter but several details remain to be resolved before the matter will be concluded. As such, the parties have executed a tolling agreement which is effective until June 30, 2010. As of December 31, 2009, we have accrued approximately $340,000 covering cash payments and conveyance of two (2) vacant parcels within the community to the homeowners association. There is no assurance that this matter will be settled on the contemplated terms, or at all, or that the amounts which we may ultimately owe with respect to this matter will not be in excess of the amounts which we have accrued.

Marshall, et al. Lawsuit regarding Community Amenities

On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., Plaintiffs brought suit against us alleging fraud, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision we developed in Montgomery County, Texas. More specifically, the Plaintiffs allege misrepresentation concerning the usability of the lakes within the community for fishing and sporting and the general level of quality at which the community would be developed and thereafter maintained. The lawsuit seeks material damages and the estimate cost to remediate the lake is $500,000. We intend to vigorously defend the lawsuit.

Schawrz, et al. Lawsuit regarding Community Amenities

On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, Plaintiffs brought suit against us alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. Plaintiff subsequently withdrew the fraud and misrepresentation counts and replaced them with a count alleging violation of racketeering laws, including mail fraud and wire fraud. On January 25, 2010, Plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action representing more than 100 persons who were harmed by the alleged racketeering activities in a similar manner as Plaintiffs. No decision has yet been made by the Court as to whether they will certify a class. We deny the allegations and intend to vigorously defend the lawsuit.

13. Income Taxes

Our provision (benefit) for (from) income taxes attributable to continuing operations consists of the following (in thousands):

	For the Year Ended

	December 31, 2007	December 31, 2008	December 31, 2009

Federal:
Current	$5,130	$2,392	$(3,335)
Deferred	12,480	(1,671)	(474)

	17,610	721	(3,809)

State and Other:
Current	1,976	1,165	153
Deferred	(409)	(1,133)	1,016

	1,567	32	1,169

Total	$19,177	$753	$(2,640)

The reason for the difference between our provision (benefit) for income taxes and the amount that results from applying the federal statutory tax rate to income from continuing operations before provision (benefit) for income taxes are as follows (in thousands):

	For the Year Ended

	December 31, 2007	December 31, 2008	December 31, 2009

Income tax expense at statutory rate	$17,961	$84	$369
Effect of state taxes, net of federal tax benefit	672	9	100
Effect of state rate changes on net deferred liabilities	—	(1,592)	1,395
Change in valuation allowance	—	1,251	(379)
Non-deductible items	347	1,016	(4,122)
Other	197	(15)	(3)

Total	$19,177	$753	$(2,640)

          Our deferred income taxes consist of the following components (in thousands):

	As of

	December 31, 2008	December 31, 2009

Deferred federal and state tax liabilities (assets):
Installment sales treatment VOI of notes receivable	$263,122	$224,941
Deferred federal and state loss carryforwards/AMT credits (net of valuation allowance of $3.1 million and $3.2 million as of December 31, 2008 and 2009, respectively)	(164,797)	(134,295)
Book over tax carrying value of retained interests in notes receivable sold	24,284	30,392
Book reserves for loan losses and inventory	(23,181)	(23,502)
Tax over book depreciation	4,436	391
Unrealized gains (losses) on retained interests in notes receivable sold (See Note 4)	1,995	(358)
Deferral of VOI sales under timeshare accounting rules	(94)	4,618
Deferral of rent	(2,284)	(2,202)
Restructuring	(1,810)	(665)
Accrued contingencies	(2,533)	(2,996)
Goodwill	(2,107)	(1,926)
Stock-based compensation	(2,788)	(4,175)
Other	(2,441)	(2,426)

Deferred income taxes	$91,802	$87,797

Total deferred federal and state tax liabilities	$293,837	$260,342
Total deferred federal and state tax assets	(202,035)	(172,545)

Deferred income taxes	$91,802	$87,797

As of December 31, 2009, we have federal net operating loss carryforwards of approximately $230 million, which expire beginning in 2022 through 2029, and alternative minimum tax credit carryforwards of approximately $35 million, which never expire. Additionally, as of December 31, 2009, we have state operating loss carryforwards of approximately $535 million, which expire beginning in 2012 through 2029.

Internal Revenue Code Section 382 addresses limitations on the use of net operating loss carryforwards following a change in ownership, as defined in Section 382. We do not believe that any such ownership change occurred during 2008 or 2009. If our interpretation were found to be incorrect, there would be significant limitations placed on these carryforwards which would result in an increase in the Company’s tax liability and a reduction of its net income.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

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

On May 1, 2009, we received a notice from the North Carolina Department of Revenue informing us of its proposal to assess us for taxes, interest, and penalties totaling approximately $0.5 million. These assessment notices relate to our corporate income tax returns for fiscal years 2004, 2005, and 2006. We are currently challenging this assessment.

As of December 31, 2009, we did not have any significant amounts accrued for interest and penalties and we had no significant amounts recorded for uncertain tax positions.

As discussed in Note 4, in our capacity as servicer of the 2002 Term Securitization, we exercised our servicer option which caused the full redemption of all classes of notes as of May 8, 2009. Since the ability to exercise this option became available to us earlier than originally anticipated, certain book and tax differences (temporary differences) totaling $4.6 million became permanent differences, resulting in a reduction to our income tax provision on the condensed consolidated statement of operations for the year ended December 31, 2009.

14. Employee Retirement Savings Plan and Other Employee Matters

Our Employee Retirement Plan is an Internal Revenue Code section 401(k) Retirement Savings Plan (the “Retirement Plan”). All U.S.-based employees at least 21 years of age with one year of employment with us and 1,000 work hours are eligible to participate in the Retirement Plan. During 2008, the Retirement Plan provided an annual employer discretionary matching contribution and a fixed-rate employer matching contribution equal to 100% of the first 3% of a participant’s contribution with an annual limit of $1,500 per participant. Subsequent to December 31, 2008, the fixed-rate employer matching contribution was amended and replaced with a discretionary match for the 2009 plan year. During the years ended December 31, 2007 and 2008, we recognized expenses for our contributions to the Retirement Plan of approximately $0.9 million and $1.3 million, respectively. We did not make any contributions in 2009.

Four of our employees in New Jersey are subject to the terms of collective bargaining agreements. These employees are located in New Jersey and comprise less than 1% of our total workforce.

15. Business Segments

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

We evaluate the performance and allocate resources to each business segment based on its respective segment operating profit. Segment operating profit is operating profit prior to the allocation of corporate overhead, interest income, other income or expense items, interest expense, income taxes, and non-controlling interests. Inventory, notes receivable and fixed assets are the only assets that we evaluate on a segment basis — all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements.

Required disclosures for our business segments are as follows, excluding the impact of discontinued operations (in thousands):

	Bluegreen Resorts		Bluegreen Communities		Totals

For the year ended December 31, 2007:

Sales of real estate	$450,163	(1)	$129,217		$579,380
Other resort and communities operations revenue	53,624		6,083	(4)	59,707
Depreciation expense	8,356		659		9,015
Segment operating profit	62,890		23,452	(4)	86,342

For the year ended December 31, 2008:

Sales of real estate	$428,010	(1)	$47,020		$475,030
Other resort and communities operations revenue	58,473		3,527	(4)	62,000
Depreciation expense	7,294		579		7,873
Segment operating profit (loss)	46,999	(2)	(3,574	)(3)(4)	43,425

	Bluegreen Resorts		Bluegreen Communities		Totals

For the year ended December 31, 2009:

Sales of real estate	$201,755	(1)	$17,613		$219,368
Other resort and communities operations revenue	55,609		1,590	(4)	57,199
Depreciation expense	5,349		589		5,938
Segment operating profit (loss)	37,748		(21,099	)(3)(4)	16,649

(1)

For the years ended December 31, 2007 and 2008, includes approximately $39.4 million and $8.2 million, respectively, related to gains on the sales of VOI notes receivable through off-balance sheet transactions. There was no such gain during the year ended December 31, 2009.

(2)	Amount excludes $15.6 million related to the restructuring (discussed in Note 17, below) and $8.5 million related to the impairment of goodwill (discussed in Note 1 above).

(3)

Amount includes a charge of $5.2 million and $13.2 million related to the impairment of certain completed communities projects for the years ended December 31, 2008 and 2009, respectively. (See Note 5)

(4)	Amounts restated to exclude results from discontinued operations. For a detailed discussion related to discontinued operations see Note 16.

	Bluegreen Resorts	Bluegreen Communities	Total

As of December 31, 2008
Notes receivable, net	$336,229	$4,415	$340,644
Inventory	342,779	160,490	503,269
Property and equipment, net	69,138	27,097	96,235

	Bluegreen Resorts	Bluegreen Communities	Total

As of December 31, 2009
Notes receivable, net	$304,930	$4,377	$309,307
Inventory	370,470	145,447	515,917
Property and equipment, net	70,036	6,153	76,189

Reconciliations to Consolidated Amounts

Segment operating profit for our reportable segments reconciled to our consolidated income before non-controlling interests, provision (benefit) for (from) income taxes and discontinued operations are as follows (in thousands):

	Year Ended December 31,

	2007	2008	2009

Segment operating profit from continuing operations for reportable segments	$86,342	$43,425	$16,649
Interest income	44,703	57,831	69,337
Other expense, net	(1,743)	(1,637)	(1,810)
Corporate general and administrative expenses	(45,997)	(47,279)	(39,517)
Interest expense	(24,272)	(20,888)	(36,132)
Restructuring charges	—	(15,617)	—
Goodwill impairment	—	(8,502)	—

Consolidated income before non-controlling interests, provision (benefit) for income taxes and discontinued operations	$59,033	$7,333	$8,527

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows, excluding the impact of discontinued operations (in thousands):

	Year Ended December 31,

	2007	2008	2009

Depreciation expense for reportable segments	$9,015	$7,873	$5,938
Depreciation expense for corporate fixed assets	4,418	4,331	4,846

Consolidated depreciation expense	$13,433	$12,204	$10,784

Assets for our reportable segments reconciled to our consolidated assets (in thousands):

	As of

	December 31, 2008	December 31, 2009

Notes receivable for reportable segments, net	$340,644	$309,307
Inventory for reportable segments	503,269	515,917
Fixed assets for reportable segments	96,235	76,189
Assets not allocated to reportable segments	253,359	229,852

Total assets	$1,193,507	$1,131,265

Geographic Information

Sales of real estate by geographic area are as follows (in thousands):

	Year Ended December 31,

	2007	2008	2009

United States	$571,931	$467,500	$213,907
Aruba	7,449	7,530	5,461

Consolidated totals	$579,380	$475,030	$219,368

Total assets by geographic area are as follows (in thousands):

	As of December 31,

	2008	2009

United States	$1,183,176	$1,123,841
Aruba	10,331	7,424

Totals assets	$1,193,507	$1,131,265

16. Discontinued Operations

On December 30, 2009, we sold four of our golf courses located in North Carolina and Virginia for an aggregate purchase price of approximately $9.8 million. In connection with these sales, we recognized a pre-tax loss on disposal of approximately $10.5 million.

The Company has reported the results of golf operations for the years ended December 31, 2007, 2008, and 2009, and the $10.5 million loss on disposal, referenced above, as discontinued operations, which consist of the following (in thousands):

	During the year ended December 31,

	2007	2008	2009

Golf operations revenue	$7,704	$7,182	$6,244
Cost of operations	7,523	7,170	6,924

Income (loss) from discontinued operations before provision for income taxes	181	12	(680)

Loss on the disposal of golf courses	—	—	(10,544)
Provision (benefit) for income taxes	390	13	(3,957)

Loss from discontinued operations	$(209)	$(1)	$(7,267)

The following is a summary of assets and liabilities of discontinued operations from our golf division. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables and payables between the golf division and the Company (in thousands):

As of December 31, 2008

Assets:
Cash	$107
Other assets	536
Property and Equipment, net	20,469

Total assets	$21,112

Liabilities:
Accounts payable	$60
Lease payable	66
Deferred revenue	107

Total liabilities	$233

17. Restructuring Charges

During the fourth quarter of 2008, we implemented strategic initiatives in the Resort Division in an attempt to significantly reduce sales, conserve cash, and conserve availability under our receivables credit facilities. Such initiatives included closing certain sales offices; significantly eliminating what we have identified as lower-efficiency marketing programs; reducing overhead, including eliminating a significant number of staff positions across a variety of areas at various locations; reducing our overall capital spending; limiting sales to borrowers who meet newly applied FICO® score-based underwriting standards; and increasing interest rates on new sales transactions for which we provide financing.

This restructuring involved incurring cost associated with lease termination obligations, the write down of certain fixed assets, and employee severance and benefits. The total charge associated with this restructuring is presented as a separate line item on our Consolidated Statements of Operations, and the remaining unpaid liability as of December 31, 2008 and 2009 is included as a component of accrued liabilities on our Consolidated Balance Sheets. Restructuring costs were accounted for in accordance with ASC 420. During 2008, pretax restructuring charges were $15.6 million.

Activity during the year ended December 31, 2008 related to the restructuring liability was as follows (in thousands):

	Charges during 2008	Cash Payments made during 2008	Liability at December 31, 2008

Severance and benefit-related costs(1)	$5,608	$2,068	$3,540
Lease termination obligation(2)	4,766	687	4,079
Fixed Assets write-downs, net of proceeds (3)	3,760	—	—
Other	1,483	173	349

Total Restructuring	$15,617	$2,928	$7,968

Activity during the year ended December 31, 2009 related to the restructuring liability, as well as our remaining liability, was as follows (in thousands):

	Liability at December 31, 2008	Charges and Other Adjustments		Cash Payments made during 2009	Liability at December 31, 2009

Severance and benefit-related costs(1)	$3,540	$594		$4,134	$—
Lease termination obligations(2)(4)	4,079	(556	)(5)	1,803	1,720
Other	349	(134)		215	—

Total Restructuring	$7,968	$(96)		$6,152	$1,720

(1)	Includes severance payments made to employees, payroll taxes and other benefit relates costs in connection with the terminations of approximately 2,200 employees.

(2)

Includes costs associated with non-cancelable property and equipment leases that we have ceased to use, as well as termination fees related to the cancellation of certain contractual lease obligations. Included in this amount are future minimum lease payments in excess of estimated sublease income, fees and expenses.

(3)	Includes write-downs of $1.6 million and $2.2 million for leasehold improvements and property and equipment, respectively, net of a nominal amount of cash proceeds from sales of certain assets.

(4)	Continuing lease obligations will be paid monthly through November 2012.

(5)	During 2009, we successfully terminated certain of our lease obligations, resulting in a reduction of liability of $724,000.

18. Related Party Transactions

During 2009, we worked with Woodbridge Holdings LLC (the wholly owned subsidiary of BFC which beneficially owns 52% of our outstanding common stock) to explore possible alternatives to obtain liquidity in the sale or financing of our receivables. Potential alternatives include, among others, Woodbridge forming a broker dealer to raise capital through private or public offerings. In connection with those efforts, we agreed to reimburse Woodbridge for certain expenses, including legal and professional fees. During 2009, we reimbursed or accrued approximately $3.2 million for such expenses. While we may continue to explore additional alternatives in the future, we do not believe that our previous efforts or the related expenditures are likely to result in future benefits.

Accordingly, we expensed the $3.2 million, and this amount is reflected as other expense in our 2009 statement of operations.

During 2009, we also incurred approximately $0.6 million to Snapper Creek Equity Management, LLC, a subsidiary of BFC Financial, to perform a variety of management advisory services for the Company.

19. Quarterly Financial Information (Unaudited)

A summary of the quarterly financial information for the years ended December 31, 2008 and 2009 is presented below (in thousands, except for per share information):

	For the Three Months Ended

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Sales of real estate	$111,256	$120,086	$146,907	$96,781
Gross profit	80,298	89,114	108,690	66,661
Income (loss) from continuing operations attributable to Bluegreen Corporation	1,378	3,483	6,809	(12,185	)(1)
Discontinued operations	18	(38)	12	7
Net income (loss)	2,234	4,765	9,943	(10,363	)(1)
Net income (loss) attributable to Bluegreen Corporation	$1,396	$3,445	$6,821	$(12,178	)(1)

Income (loss) from continuing operations attributable to Bluegreen corporation per common share:
Diluted earnings (loss) per share from continuing operations attributable to Bluegreen shareholders	$0.04	$0.11	$0.22	$(0.39)
Diluted loss per share for discontinued operations	—	—	—	—

Diluted earnings (loss) per share attributable to Bluegreen shareholders	$0.04	$0.11	$0.22	$(0.39)

	For the Three Months Ended

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Sales of real estate	$45,855	$56,555	$71,266	$45,692
Gross profit	33,750	34,416	42,745	16,565
Income (loss) from continuing operations attributable to Bluegreen Corporation	3,695	6,582	4,138	(10,720)
Discontinued operations	(142)	232	(205)	(7,152)
Net income (loss)	4,739	8,364	6,580	(15,783	)(2)
Net income (loss) attributable to Bluegreen Corporation	$3,553	$6,814	$3,933	$(17,872	)(2)

Income (loss) from continuing operations attributable to Bluegreen corporation per common share:
Diluted earnings (loss) per share from continuing operations attributable to Bluegreen shareholders	$0.12	$0.21	$0.13	$(0.34)
Diluted loss per share for discontinued operations	(0.01)	0.01	—	(0.23)

Diluted earnings (loss) per share attributable to Bluegreen shareholders	$0.11	$0.22	$0.13	$(0.57)

(1)

Amount reflects a $15.6 million charge related to the previously discussed restructuring, $8.5 million of impairment charges for goodwill in our Resorts Division, and a charge of $5.2 million to adjust the carrying amount of inventory to fair value on certain of our Communities Division real estate developments.

(2)	Amount reflects a charge of $10.9 million to adjust the carrying amount of inventory to net realizable value on certain of our Communities Division real estate developments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited the accompanying consolidated balance sheets of Bluegreen Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests effective January 1, 2009. As discussed in Notes 1 and 4, in 2009 the Company changed the method by which it evaluates its retained interests in notes receivable sold for other-than-temporary impairment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bluegreen Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
March 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited Bluegreen Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bluegreen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bluegreen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bluegreen Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 31, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
March 31, 2010

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on our financial statements.

As of December 31, 2009, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal controls will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected or will detect all control issues and instances of improper conduct, if any. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain information concerning our executive officers required by Item 10 is contained in the discussion entitled “Executive Officers” in Item 1. Business of Part I hereof. The remaining information required by Item 10 will be provided by incorporating such information by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders or, alternatively by amendment to this Annual Report, in either case to be filed no later than 120 days after December 31, 2009.

Item 11.	EXECUTIVE COMPENSATION.

The information required by Item 11. The remaining information required by Item 11 will be provided by incorporating such information by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders or, alternatively by amendment to this Annual Report, in either case to be filed no later than 120 days after December 31, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information relating to our equity compensation plans required by Item 12 is contained in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities of Part I hereof. The remaining information required by Item 12. The remaining information required by Item 12 will be provided by incorporating such information by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders or, alternatively by amendment to this Annual Report, in either case to be filed no later than 120 days after December 31, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13. The remaining information required by Item 13 will be provided by incorporating such information by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders or, alternatively by amendment to this Annual Report, in either case to be filed no later than 120 days after December 31, 2009.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14. The remaining information required by Item 14 will be provided by incorporating such information by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders or, alternatively by amendment to this Annual Report, in either case to be filed no later than 120 days after December 31, 2009.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

1.	The following Financial Statements and notes thereto and the report of our independent registered public accounting firm relating thereto, are included in Item 8.

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2009.

Consolidated Statements of Operations for the years ended December 31, 2007, 2008 and 2009.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2008 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2008 and 2009.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.

All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Financial Statements or related notes.

(a)(3) List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 119 through 127 hereof and are incorporated herein by reference.

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

BLUEGREEN CORPORATION
(Registrant)

Date:	March 31, 2010	By:	/S/ JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer

Date:	March 31, 2010	By:	/S/ ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	March 31, 2010	By:	/S/ RAYMOND S. LOPEZ

Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31th day of March, 2010.

Signature	Title

/S/ JOHN M. MALONEY, JR	President, Chief Executive Officer

John M. Maloney, Jr.

/S/ ALAN B. LEVAN	Chairman of the Board of Directors

Alan B. Levan

/S/ RAYMOND S. LOPEZ	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Raymond S. Lopez

/S/ ANTHONY M. PULEO	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Anthony M. Puleo

/S/ JOHN E. ABDO	Vice Chairman of the Board of Directors

John E. Abdo

/S/ NORMAN H. BECKER	Director

Norman H. Becker

/S/ LAWRENCE CIRILLO	Director

Lawrence Cirillo

/S/ ROBERT F. DWORS	Director

Robert F. Dwors

/S/ SCOTT W. HOLLOWAY	Director

Scott W. Holloway

/S/ JOHN LAGUARDIA	Director

John Laguardia

/S/ MARK A. NERENHAUSEN	Director

Mark A. Nerenhausen

/S/ J. LARRY RUTHERFORD	Director

J. Larry Rutherford

/S/ ARNOLD SEVELL	Director

Arnold Sevell

EXHIBIT INDEX

Number		Description

3.1	-	Restated Articles of Organization, as amended (incorporated by reference to filing of our Definitive Proxy Statement on Form DEF 14A filed on October 16, 2009).

3.2	-	Restated and amended By-laws of the Registrant (incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated September 30, 2005).

3.3	-	First Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to exhibit 3.2 to Current Report on Form 8-K dated September 25, 2007).

4.1	-

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

4.6	-	Specimen of Common Stock Certificate (incorporated by reference to exhibit 4.17on Form 10-K filed on March 3, 2008).

10.1	-

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

10.79*	-	Registrant’s 1998 Non-Employee Director Stock Option Plan (incorporated by reference to exhibit 10.131 to Annual report on Form 10-K for the year ended March 29, 1998).

10.80*	-	Registrant’s 1995 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.79 to Annual Report on Form 10-K for the fiscal year ended March 29, 1998).

10.81*	-	Registrant’s 2005 Stock Incentive Plan* (incorporated by reference to exhibit 10.2010 to Quarterly Report on Form 10-Q dated June 30, 2005).

10.82*	-	Registrant’s 2008 Stock Incentive Plan, as amended* (incorporated by reference to Appendix B to Definitive Proxy Statement on Schedule 14A filed with the SEC on October 16, 2009).

10.83*	-	Registrant’s Retirement Savings Plan (incorporated by reference to exhibit 10.81 to Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.84*	-	Mandatory Distribution Amendment to Registrants’ Retirement Savings Plan dated as March 28, 2005. (incorporated by reference to exhibit 10.82 to Quarterly Report on Form 10-Q dated March 31, 2006).

10.85*		Amendment to the Registrant’s Retirement Savings. (incorporated by reference to exhibit 10.90 to Quarterly Report on Form 10-Q dated June 30, 2008).

10.86*	-	Clerk’s Certificate dated April 28, 2008 approving the 401(K) Match Increase for Bluegreen Corporation’s Retirement Savings Plan.

10.87	-

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

10.149

Amendment Number Ten to Loan and Security Agreement by and between Bluegreen Corporation and Wells Fargo Foothill, as of June 19, 2008 ( incorporated by reference to exhibit of same designation to Quarterly Report on Form 10-Q dated June 30, 2008).

10.150	-

Promissory Note dated March 26, 2003, by and between the Registrant and Foothill Corporation (incorporated by reference to exhibit 10.134 to Quarterly Report on Form 10-Q dated March 31, 2003). (Incorporated by reference to exhibit 10.1460 to Annual Report on Form 10-K dated December 31, 2004).

10.151	-

Loan Agreement dated as of September 25, 2002, between Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen Properties of Virginia, Inc., Bluegreen Southwest One, L.P. and Residential Funding Corporation (incorporated by reference to exhibit 10.149 to Current Report on Form 8-K dated September 25, 2002).

10.152	-

Revolving Promissory Note dated as of September 25, 2002, between Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen Properties of Virginia, Inc., Bluegreen Southwest One, L.P. and Residential Funding Corporation (incorporated by reference to exhibit 10.150 to Current Report on Form 8-K dated September 25, 2002).

10.153	-

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

10.154	-	Fourth Amendment to Loan Agreement and Other Loan Documents, dated July 1, 2009 between Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen

Properties of Virginia, Inc., Bluegreen Southwest One, L.P., Catawba Falls, LLC, and RFC Construction Funding Corp., as successor in interest to and assignee of Residential Funding Corporation. (incorporated by reference to exhibit 10.105 to Quarterly Report on Form 10-Q dated June 30, 2009).

10.161	-

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

Fourth Modification Agreement (AD&C Loan) dated July 1, 2009, between Bluegreen Vacations Unlimited, Inc., Bluegreen Nevada, LLC, Bluegreen Corporation and GMAC Commercial Finance, LLC. (incorporated by reference to exhibit 10.106 to Quarterly Report on Form 10-Q dated June 30, 20096).

10.170	-

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

December 31, 2004.)

10.173	-

Third Modification Agreement (Receivables Loan and Security Agreement) dated February 15th, 2006 between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation. (incorporated by reference to exhibit 10.176 to Quarterly Report on Form 10-Q dated March 31, 2006).

10.174	-

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

10.176	-

Full Guaranty dated February 10, 2003, by the Registrant in favor of Residential Funding Corporation (incorporated by reference to exhibit 10.159 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.177	-

Seventh Amended and Restated Promissory Note, dated July 30, 2009 by and among the Registrant, certain subsidiaries of the Registrant and Wachovia Bank, N.A. for $15.7 million, unsecured revolving line-of-credit due October 30, 2009 (incorporated by reference to exhibit 10.107 to Quarterly Report on Form 10-Q dated June 30, 2009).

10.178	-

Amendment to Promissory Note from Bluegreen Corporation (“Borrower”) to Wachovia Bank, National Association (“Wachovia”) in the original principal amount of $15,7000,000 dated July 30, 2009 (incorporated by reference to exhibit 10.300 to Quarterly Report on Form 10-Q dated September 30, 2009).

10.179	-

Loan Agreement dated December 19, 2007 by and between Bluegreen Vacations Unlimited, Inc. and Wachovia Bank, NA for $12.08 million. (incorporated by reference to exhibit 10.178 to Annual Report on Form 10-K for the year ended December 31, 2007).

10.180	-

BXG Receivables Owner Trust 2006-A Definition Annex, Definitions and Interpretations, dated as of March 13, 2006. (incorporated by reference to exhibit 10.180 to Quarterly Report on Form 10-Q dated March 31, 2006).

10.181	-

Indenture between BXG Receivables Owner Trust 2006-A and U.S. Bank National Association, dated as of March 13, 2006. (incorporated by reference to exhibit 10.182 to Quarterly Report on Form 10-Q dated March 31, 2006).

10.182	-

Sale and Servicing Agreement among BXG Receivables Owner Trust 2006-A, Bluegreen Receivables Finance Corporation XI, the Trust Depositor, Concord Servicing Corporation, Vacation Trust, Inc., U.S. Bank National Association and General Electric Capital Corporation dated March 13, 2006. (incorporated by reference to exhibit 10.183 to Quarterly Report on Form 10-Q dated March 31, 2006).

10.183	-	Receivables Note Trust 2007-A, Standard Definitions, dated as of September 15, 2007 (incorporated by reference to exhibit 10.184 to Quarterly Report on Form 10-Q dated September 30, 2007).

10.184	-

Indenture between BXG Receivables Note Trust 2007-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian dated September 15, 2007 (incorporated by reference to exhibit 10.185 to

Quarterly Report on Form 10-Q dated September 30, 2007).

10.185	-

Sale Agreement by and among BRF Corporation 2007-A, as the Depositor and BXG Receivables Note Trust 2007-A as the Issuer dated September 15, 2007 (incorporated by reference to exhibit 10.186 to Quarterly Report on Form 10-Q dated September 30, 2007).

10.186	-

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as the Seller, and BRF Corporation 2007-A as the Depositor, dated September 15, 2007 (incorporated by reference to exhibit 10.187 to Quarterly Report on Form 10-Q dated September 30, 2007).

10.187	-

Purchase and Contribution Agreement by and among Bluegreen Corporation and BRF Corporation 2007-A, dated September 15, 2007 (incorporated by reference to exhibit 10.188 to Quarterly Report on Form 10-Q dated September 30, 2007).

10.188	-	BXG Receivables Note Trust 2006-B, Standard Definitions, dated as of September 15, 2006 (incorporated by reference to exhibit 10.185 to Quarterly Report on Form 10-Q dated September 30, 2006).

10.189	-

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

10.190	-

Sale Agreement by and among Bluegreen Receivables Finance Corporation XII, as the Depositor and BXG Receivables Note Trust 2006-B as the Issuer dated September 15, 2006 (incorporated by reference to exhibit 10.187 to Quarterly Report on Form 10-Q dated September 30, 2006).

10.191	-

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as the Seller, and Bluegreen Receivables Finance Corporation XII as the Depositor, dated September 15, 2006 (incorporated by reference to exhibit 10.188 to Quarterly Report on Form 10-Q dated September 30, 2006).

10.192	-

Purchase and Contribution Agreement by and among Bluegreen Corporation and Bluegreen Receivables Finance Corporation XII, dated September 15, 2006 (incorporated by reference to exhibit 10.189 to Quarterly Report on Form 10-Q dated September 30, 2006).

10.193	-

Master Acquisition, Developments and Construction Facility Loan and Security Agreement signed on April 17, 2008, between Textron Financial Corporation as Lender, Bluegreen Vacations Unlimited, Inc. as Borrower and Bluegreen Corporation as Guarantor (incorporated by reference to exhibit 10.194 to Quarterly Report on Form 10-Q dated March 31, 2008).

10.194	-

First Amendment to Master Acquisition, Development and Construction Facility Loan and Security Agreement dated October 28, 2009, by and among Bluegreen Vacations Unlimited, Bluegreen Corporation, and Textron Financial Corporation. (incorporated by reference to exhibit 10.100 to Quarterly Report on Form 10-Q dated September 30, 2009).

10.195	-

First Amendment to Amended and Restated Acquisition and Construction Loan and Security Agreement (Sub-loan and Security Agreement for Mt. Olympus Resort) dated October 28, 2009 by and among Bluegreen Vacations Unlimited, Bluegreen Corporation, and Textron Financial Corporation. (incorporated by reference to exhibit 10.200 to Quarterly Report on Form 10-Q dated September 30, 2009).

10.196	-	BXG Receivables Note Trust 2008-A, Standard Definitions, dated as of March 15, 2008 (incorporated by reference to exhibit 10.195 to Quarterly Report on Form 10-Q dated March 31, 2008).

10.197	-

Indenture between BXG Receivables Note Trust 2008-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated March 15, 2008 (incorporated by reference to exhibit 10.196 to Quarterly Report on Form 10-Q dated March 31, 2008).

10.200	-

Sale Agreement by and among BRFC 2008-A LLC, as the Depositor and BXG Receivables Note Trust 2008-A as the Issuer dated March 15, 2008 (incorporated by reference to exhibit 10.197 to Quarterly Report on Form 10-Q dated March 31, 2008).

10.201	-

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as the Seller, and BRFC 2008-A LLC as the Depositor, dated March 15, 2008 (incorporated by reference to exhibit 10.198 to Quarterly Report on Form 10-Q dated March 31, 2008).

10.202	-

Purchase and Contribution Agreement by and among Bluegreen Corporation and BRFC 2008-A LLC, dated March 15, 2008 (incorporated by reference to exhibit 10.199 to Quarterly Report on Form 10-Q dated March 31, 2008).

10.203	-

Receivable Loan Note between Liberty Bank as Lender and Bluegreen Corporation as Borrower, dated as of August 27, 2008. (incorporated by reference to exhibit 10.201 to Quarterly Report on Form 10-Q dated September 30, 2008).

10.204	-

Receivable Loan Agreement between Liberty Bank as Lender and Bluegreen Corporation as Borrower, dated as of August 27, 2008 (incorporated by reference to exhibit 10.200 to Quarterly Report on Form 10-Q dated September 30, 2008).

10.205	-

Purchase and Contribution Agreement, dated as of May 1, 2006 by and among Bluegreen Corporation as Seller, and Bluegreen Timeshare Finance Corporation I as Depositor (incorporated by reference to exhibit 10.211 to Quarterly Report on Form 10-Q dated June 30, 2006). As amended by Ominbus Amendment No. 4.

10.206	-

Sale Agreement dated May 1, 2006, among Bluegreen Timeshare Finance Corporation I as Depositor and BXG Timeshare Trust I as Issuer. (incorporated by reference to exhibit 10.213 to Quarterly Report on Form 10-Q dated June 30, 2006). As amended by Ominbus Amendment No. 4.

10.207	-	Omnibus Amendment No. 4 dated as of June 30, 2009 (incorporated by reference to exhibit 10.207 to Annual Report on Form 10-K dated December 31, 2009).

10.210	-

Second Amended and Restated Indenture dated June 1, 2009 between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer, US Bank, N.A. as Indenture Trustee, Paying Agent and Custodian, and Branch Banking and Trust Company as Agent. (incorporated by reference to exhibit 10.101 to Quarterly Report on Form 10-Q dated June 30, 2009).

10.211	-

Second Amended and Restated Standard Definitions to Indenture dated June 1, 2009 between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer, US Bank, N.A. as Indenture Trustee, Paying Agent and Custodian, and Branch Banking and Trust Company as Agent. (incorporated by reference to exhibit 10.102 to Quarterly Report on Form 10-Q dated June 30, 2009).

10.212	-

Second Amended and Restated Note Funding Agreement dated June 1, 2009 among BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Seller and Servicer, Bluegreen Timeshare Finance Corporation I as Depositor, various Purchaser Parties, and Branch Banking and Trust Company as Agent. (incorporated by reference to exhibit 10.103 to Quarterly Report on Form 10-Q dated June 30, 2009).

10.213	-

Second Amended Trust Agreement dated June 1, 2009 between Bluegreen Timeshare Finance Corporation I, as Depositor and Residual Interest Holder, GSS Holdings, Inc., as Trust Owner, and Wilmington Trust Company, as Owner Trustee. (incorporated by reference to exhibit 10.104 to Quarterly Report on Form 10-Q dated June 30, 2009).

10.301	-

Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC as of December 31, 2007 (incorporated by reference to exhibit 10.301 to Annual Report on Form 10-K dated December 31, 2007).

10.302	-

Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, as of December 31, 2007. (incorporated by reference to exhibit 10.302 to Annual Report on Form 10-K dated December 31, 2007).

10.303	-

Amended and Restated Administrative Services Agreement dated as of December 31, 2006 by and among Bluegreen/Big Cedar Vacations, LLC and Bluegreen Vacations Unlimited, Inc. and Big Cedar LLC (incorporated by reference to exhibit 10.303 to Annual Report on Form 10-K dated December 31, 2007).

10.304	-

Amended and Restated Servicing Agreement dated as of December 31, 2006 by and among the Registrant, Bluegreen/Big Cedar Vacations, LLC and Big Cedar LLC (incorporated by reference to exhibit 10.304 to Annual Report on Form 10-K dated December 31, 2007).

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

Certification of John M. Maloney, Jr., President and Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-

Certification of Anthony M. Puleo, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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