Form 10-K/A
period 2009-12-31
BLUEGREEN CORP
filed 2010-04-30
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $38,895,142 based upon the closing sale price of the registrant's Common Stock on the New York Stock Exchange on June 30, 2009 ($2.52 per share). For this purpose, “affiliates” include members of the Board of Directors of the Company, members of executive management and all persons known to be the beneficial owners of more than 10% of the Company’s outstanding Common Stock.

As of April 20, 2010, there were 32,504,612 shares of the registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Bluegreen Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009 to include the remaining information required by Items 10-14 of Part III of Form 10-K. In addition, the list of subsidiaries attached as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 inadvertently omitted one of the Company’s indirectly-owned subsidiaries. As a result, the Company is filing as Exhibit 21.1 hereto a complete and correct list of its subsidiaries.

BLUEGREEN CORPORATION

Amendment No. 1 to

Annual Report on Form 10-K

for the year ended December 31, 2009

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below are the names and ages the Company’s directors as of April 20, 2010 as well as certain additional information for each director, including his principal occupation or employment for at least the previous five years and his specific experience, qualifications, attributes and/or skills which, in the opinion of the Company’s Board of Directors, qualifies him to serve as a director and are likely to enhance the Board of Directors’ ability to manage and direct the Company’s business and affairs.

Alan B. Levan, age 65, became a director of the Company in 2002. In May 2002, Mr. Levan was elected as the Company’s Chairman of the Board. Since 1978, Mr. Levan has served as the Chairman of the Board and Chief Executive Officer of BFC Financial Corporation (“BFC”) or its predecessors. Mr. Levan has been the Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. (“BBC”) since 1994, and Chairman of the Board of BankAtlantic, BBC’s bank subsidiary, since 1987. Since June 2009, Mr. Levan has also served as a director of Benihana, Inc. (“Benihana”). BFC owns approximately 52% of the Company’s common stock and also has a controlling interest in BBC and a significant investment in Benihana. Mr. Levan also served as the Chairman of the Board and Chief Executive Officer of Woodbridge Holdings Corporation from 1985 until 2009 when it merged with BFC. The Board believes that Mr. Levan’s proven leadership and his extensive business experience gained from, among other things, his service as Chairman and Chief Executive Officer of publicly traded companies enhance the Board and contribute to the Company. The Board also believes that, as the Company’s Chairman for the previous eight years, Mr. Levan has a thorough understanding of the Company’s business, affairs and prospects, which allows him to bring insight and perspective to the Board. In addition, the Board believes that Mr. Levan successfully interacts with management, including John M. Maloney, Jr., the Company’s Chief Executive Officer and President, which provides the Company with the appropriate foundation to pursue its strategic and operational objectives.

John E. Abdo, age 66, became a director of the Company in 2002. In May 2002, Mr. Abdo was elected as the Company’s Vice Chairman. Mr. Abdo has been the Vice Chairman of BBC since 1994 and a director of BankAtlantic since 1984. Since 1993, Mr. Abdo has also served as Vice Chairman of BFC. He served as Vice Chairman of Woodbridge Holdings Corporation until September 2009 when it merged with BFC. Mr. Abdo is also Vice Chairman of Benihana and President of Abdo Companies, Inc. He is also a member of the Board of Directors and the Finance Committee of the Broward Performing Arts Center Authority in Fort Lauderdale, Florida, and he is the former President and a current member of the Board of Directors, and current Chairman of the Investment Committee, of the Broward Performing Arts Foundation. The Board believes that it benefits from the contributions that Mr. Abdo makes, and the perspective that Mr. Abdo adds, to the Board, many of which are the result of his knowledge of the Company’s business and affairs, based on his service as Vice Chairman for the past eight years, and his experience and knowledge regarding the real estate sector generally.

Norman H. Becker, age 72, became a director of the Company in March 2003. Mr. Becker is currently, and has been for more than ten years, self-employed as a Certified Public Accountant. Prior thereto, Mr. Becker was a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for more than ten years. Mr. Becker is also a director of Benihana and a director and an officer of Proguard Acquisition Corp. The Board believes that Mr. Becker provides valuable insight to the Board based on his business, financial and accounting expertise and that his accounting and financial knowledge make him a valuable asset to the Audit Committee.

Lawrence A. Cirillo, age 71, became a director of the Company in October 2003. Mr. Cirillo was Principal Partner and President of Atlantic Chartering, an oil tanker brokerage company, from 1979 until Atlantic Chartering merged with Seabrokers, Inc., a subsidiary of Clarkson, Ltd. Mr. Cirillo served as a Vice President of Seabrokers, Inc. until 2000. From 2000 to present, Mr. Cirillo has served as a tanker broker with Southport Maritime, Inc. The Board believes that it benefits from Mr. Cirillo’s experience within the sales industry and in business in general.

Robert F. Dwors, age 67, became a director of the Company in October 2005. In 2006, Mr. Dwors became the Managing Partner of Cypress Equities, a commercial brokerage and real estate development company. From 1995 until 2006, Mr. Dwors served as Senior Vice President of Corporate Real Estate Services for AutoNation, Inc. The Board believes that it benefits from Mr. Dwors’ knowledge of the real estate industry and the related capital and credit markets gained from his current and past positions. In addition, Mr. Dwors provides valuable contributions to the Audit Committee as a result of his experience and knowledge with respect to financial matters gained throughout his career.

Scott W. Holloway, age 61, became a director of the Company in October 2003. Since 1986, Mr. Holloway has served as President, Chief Executive Officer and sole owner of Hampton Financial Group, Inc. (“HFG”), a company involved in real estate development, investment, management and mortgage brokerage. In 2001, HFG established iCAP Realty Advisors, LLC, a national commercial mortgage banking and investment sales company. In 2000, Mr. Holloway co-founded Holloway Technology, LLC (f/k/a Holloway Irrigation Systems, Inc.), a company that develops irrigation and growing systems for outdoor container-grown plants. In March 2005, Mr. Holloway formed US Realty Capital, LLC, a national capital advisory company. The Board believes that Mr. Holloway’s experience in investment management adds to the expertise and insight of the Board. The Board also believes that it benefits from Mr. Holloway’s knowledge of the real estate industry and the related capital and credit markets.

John Laguardia, age 71, became a director of the Company in 2000. Since August 2008, Mr. Laguardia has served as the President and Chief Executive Officer of Liberty Consulting USA, LLC, a real estate and troubled asset consulting company. From 2005 until January 2008, he served as Senior Vice President-Acquisitions of Woodbridge Holdings Corporation and, from 2004 through April 2005, he was the Chairman of the Board and Chief Executive Officer of Bowden Building Corporation. From 1999 through April 2004, he was the President, Chief Executive Officer and Chief Operating Officer of ALH II, Inc., a holding company involved in the roll-up of regional homebuilders located in the southeastern United States. From 1997 through 1999, Mr. Laguardia served as the Executive Vice President and Chief Operating Officer of Atlantic Gulf Communities Corporation, a publicly traded real estate development company. Mr. Laguardia was the President and Chief Executive Officer for American Heritage Homes from 1994 to 1997. Mr. Laguardia also serves as a director of the Schooner Point Condominium Association. The Board believes that it benefits from Mr. Laguardia’s leadership skills and knowledge of the real estate industry and the resulting insight and expertise he brings to the Board. In addition, the Board believes that, as a member of the Board for ten years, Mr. Laguardia understands of the Company’s business and affairs provides valuable perspective to the Board.

Mark A. Nerenhausen, age 55, became a director of the Company in October 2003. Since March 2009, Mr. Nerenhausen has served as President and Chief Executive Officer of the Dallas Performing Arts Foundation. From 1998 to February 2009, Mr. Nerenhausen served as President and Chief Executive Officer of the Broward Performing Arts Center Authority in Fort Lauderdale, Florida, the successor to the Broward Center for the Performing Arts. The Board believes that Mr. Nerenhausen’s leadership skills and business and management experience gained from his service in President and Chief Executive Officer positions, including the sales aspects of his positions, are valuable to the Board.

J. Larry Rutherford, age 63, became a director of the Company in 1997. Since September 1999, Mr. Rutherford has been the President and Chief Executive Officer of SouthStar Development Partners, Inc., a real estate developer. From 1990 to 1999, he served as the President and Chief Executive Officer of Atlantic Gulf Communities Corporation, a land development company. The Board believes that it benefits from Mr. Rutherford’s contributions, many of which are the result of his vast experience in the real estate industry and his understanding of the Company’s business and affairs gained from his thirteen years of service on the Board. Additionally, Mr. Rutherford’s financial knowledge makes him a valuable asset to the Audit Committee.

Arnold Sevell, age 62, became a director of the Company in 2002. For more than fifteen years, Mr. Sevell has been the President of Sevell Realty Partners, Inc., a full-service commercial real estate firm, and an affiliated company, Sevell Realty Holdings, LLC, as well as Sevell Family Holdings, LLC. Mr. Sevell also serves as a member of the Planning and Zoning Board of Boca Raton, Florida. The Board believes that Mr. Sevell provides expertise and insight to the Board as a result of his knowledge of and experience within the real estate industry and his insight into real estate markets generally.

Executive Officers

Information required by Item 10 with respect to the Company’s executive officers is set forth under Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that, during the year ended December 31, 2009, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to the Company’s officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

Code of Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on the Company’s website at www.bluegreencorp.com. The Company will post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) on its website.

Audit Committee Members and Financial Expert

The Company’s Board of Directors has established an Audit Committee. The Audit Committee consists of Norman H. Becker, Chairman, Robert F. Dwors, J. Larry Rutherford and Arnold Sevell. The Company’s Board of Directors has determined that Mr. Becker is qualified as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and is “independent” within the meaning of applicable SEC rules and regulations relating to directors serving on audit committees and the listing standards of the New York Stock Exchange.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information concerning compensation paid or accrued by the Company during the years ended December 31, 2009 and 2008 to or on behalf of the Company’s Chief Executive Officer and each of the next two highest paid executive officers of the Company during the year ended December 31, 2009 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John M. Maloney, Jr., President and	2009	$600,000	$1,375,000	—	—	—	—	$10,968	$1,985,968
Chief Executive Officer	2008	600,000	—	2,639,498	891,000	—	—	15,265	4,145,763

Daniel C. Koscher, Senior Vice	2009	$400,000	—	—	—	$700,000	—	$16,376	$1,116,376
President; Chief Executive Officer -	2008	400,000	50,000	—	—	—	—	22,580	472,580
Bluegreen Communities

David L. Pontius, Senior Vice	2009	$450,000	$150,000	—	—	$609,093	—	$12,000	$1,221,093
President; President – Bluegreen	2008	500,000	150,000	1,310,250	364,500	503,277	—	13,500	2,841,527
Management Services

(1)

The Company has an annual incentive program, which is a cash bonus plan that includes a formula-based element pursuant to which bonuses are tied to the financial performance of the Company and its divisions and a discretionary element pursuant to which bonuses are tied to a subjective evaluation of overall performance in areas outside those that are objectively measured from financial results. The 2009 amount for Mr. Maloney and the 2008 amount for Mr. Koscher represent cash bonuses paid under the discretionary component of the Company’s annual incentive program.

Pursuant to the terms and conditions of the letter agreement between the Company and Mr. Pontius described below under “Employment Agreements,” the Company agreed to pay Mr. Pontius a signing bonus of $450,000 in connection with his hiring during April 2007. The signing bonus was payable in three equal installments. The 2009 and 2008 amounts for Mr. Pontius represent the final two $150,000 installment payments.

(2)

Pursuant to a recent SEC rule amendment, these amounts represent the aggregate grant date fair value of the restricted stock awards granted in 2008, as calculated in accordance with FASB ASC Topic 718, rather than the amount recognized for financial statement reporting purposes, as previously required. The Company did not grant any stock awards to the Named Executive Officers in 2009.

(3)

These amounts represent the aggregate grant date fair value of options to purchase shares of the Company’s common stock which were granted in 2008, as calculated in accordance with FASB ASC Topic 718, rather than the amount recognized for financial statement reporting purposes, as previously required. Assumptions used in the calculation of these amounts are included in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

(4)

These amounts represent cash bonuses paid under the formula-based component of the Company’s annual incentive program based on Messrs. Koscher’s and Pontius’ achievement during 2009, and Mr. Pontius’ achievement during 2008, of the applicable financial performance objectives under the program.

Employment Agreements

In May 2002, the Company entered into an employment agreement with Mr. Koscher. The employment agreement had an initial one-year term, with automatic one-year extensions unless terminated by either Mr. Koscher or the Company upon not less than 60 days notice prior to the end of the then-current term. The employment agreement provides that Mr. Koscher will receive a base salary (which was $400,000 in 2009 and is $400,000 currently), subject to annual increases at the discretion of the Compensation Committee, and certain other benefits, and that Mr. Koscher will be eligible to receive a cash bonus as determined by the Compensation Committee. In addition, if the Company terminates Mr. Koscher’s employment without cause, or if he resigns for good reason within one year after a change in control of the Company, then the Company will be obligated to pay him his base salary and benefits for 15 months as well as a lump-sum payment in an amount equal to the pro-rated portion of any bonus which he would have been entitled to receive at the time of the termination of his employment.

In connection with the hiring of Mr. Pontius in April 2007, the Company entered into a letter agreement with Mr. Pontius pursuant to which the Company agreed to pay Mr. Pontius the $450,000 signing bonus described above, a base salary (which was $450,000 in 2009 and is $475,000 currently), subject to annual increases at the discretion of the Compensation Committee, and certain other benefits. The letter agreement also provides for Mr. Pontius to be eligible to receive a bonus of between 100% to 150% of his base salary based upon the achievement of targeted financial performance objectives. In addition, in the event of the Company’s termination of Mr. Pontius’ employment without cause, Mr. Pontius will receive a severance payment in an amount equal to his then-current annual base salary plus a pro-rated bonus payment based on performance.

Additional information regarding Mr. Koscher’s employment agreement and Mr. Pontius’ letter agreement is set forth below under the heading “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of December 31, 2009.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested
Name	Exercisable		Unexercisable

John M. Maloney, Jr.	20,000	(1)	—		$2.29	5/24/2011	—	—		—	—
	100,000	(2)	—		$5.84	10/9/2013	—	—		—	—
	—		65,000	(3)	$18.36	7/20/2015	—	—		—	—
	—		45,000	(4)	$12.07	7/19/2016	—	—		—	—
	—		—		—	—	37,848	$91,592	(6)	—	—
	—		—		—	—	77,336	$187,153	(7)	—	—
	—		—		—	—	275,000	$665,500	(8)	—	—
	—		275,000	(8)	$7.50	5/21/2015	—	—		—	—

Daniel C. Koscher	89,224	(5)	—		$3.48	2/19/2013	—	—		—	—
	—		56,000	(3)	$18.36	7/20/2015	—	—		—	—
	—		45,000	(4)	$12.07	7/19/2016	—	—		—	—
	—		—		—	—	21,556	$52,166	(6)	—	—

David L. Pontius	—		—		—	—	24,779	$59,965	(7)	—	—
	—		—		—	—	112,500	$272,250	(8)	—	—
	—		112,500	(8)	$7.50	5/21/2015	—	—		—	—

(1)	Vested ratably over a five-year period ended May 24, 2006.

(2)	Vested on October 9, 2008.
(3)	Vests on July 20, 2010.
(4)	Vests on July 19, 2011.
(5)	Vested on February 19, 2008.
(6)	Vests on July 18, 2012.
(7)	Vests on February 13, 2013.
(8)

Scheduled to vest on May 21, 2013. However, in the event of a change-in-control of the Company at a price of at least $12.50 per share of the Company’s common stock, a percentage (of up to 100%) of the options and restricted shares will vest depending on both the date of the change-in-control and the actual price for a share of common stock in the transaction which results in the change-in-control.

Potential Payments Upon Termination or Change in Control

The following table sets forth certain information with respect to compensation that would become payable if the Named Executive Officers had ceased employment under the various circumstances below. The amounts shown assume that such cessation of employment was effective as of December 31, 2009. The actual amounts which may be paid can only be determined at the time of such executive’s separation from the Company.

					Before Change in Control	Within One Year After Change in Control
Name	Benefit	Retirement	Disability	Death	Termination without Cause	Resignation for Good Reason	Termination without Cause

John M. Maloney, Jr.	—	—	—	—	—	—	—

Daniel C. Koscher (1)	Base Salary	—	$400,000	$—	$500,000	$500,000	$500,000
	Bonus	—	700,000	700,000	700,000	700,000	700,000
	Benefits		12,000	—	15,000	15,000	15,000

David L. Pontius (2)	Base Salary	—	—	—	$450,000	—	—
	Bonus	—	—	—	609,093	—	—

(1)

Under Mr. Koscher’s employment agreement, if the Company terminates Mr. Koscher without cause, or if he resigns for good reason within one year after a change in control of the Company, then the Company will be obligated to pay him his base salary and benefits for 15 months as well as a lump-sum payment in an amount equal to the pro-rated portion of any bonus which he would have been entitled to receive at the time of the termination of his employment.. Under the employment agreement, termination of Mr. Koscher’s employment without cause will be deemed to occur upon, among other things, a determination by the Company not to renew the agreement upon expiration of the then-current term, a significant decrease of Mr. Koscher’s position, duties or responsibilities, the Company’s failure to obtain the assumption of the agreement by any successor to the Company’s business, the sale of all or substantially all of the Company’s business or assets, or the Company’s liquidation. In the event Mr. Koscher becomes disabled, his employment will terminate and he will be entitled to receive his base salary and benefits for 12 months as well as a lump-sum payment in an amount equal to the pro-rated portion of any bonus which he would have been entitled to receive at the time of the termination of his employment . In the event of Mr. Koscher’s death, his estate will be entitled to receive a lump-sum payment in an amount equal to the pro-rated portion of any bonus which Mr. Koscher was entitled to receive at the time of his death.

(2)

Under the letter agreement between the Company and Mr. Pontius, if the Company terminates Mr. Pontius without cause, then the Company will be obligated to pay him his then-current base salary for 12 months plus a lump-sum pro-rated bonus payment based on performance. Under the terms and conditions of the letter agreement, Mr. Pontius is eligible to receive a bonus of between 100% to 150% of his base salary based upon the achievement of targeted financial performance objectives.

Compensation of Directors

The Company’s current compensation policy for non-employee directors has been in effect since July 1, 2005, and is designed to achieve the following goals: (i) compensation should fairly pay directors for work required by a company of similar size and scope to the Company; (ii) compensation should align directors’ interests with the long-term interests of the Company’s shareholders; and (iii) the structure of the compensation should be simple, transparent and easy for shareholders to understand.

During 2009, each non-employee director, other than Messrs. Levan and Abdo, received $100,000 for his service on the Board of Directors, of which no more than $50,000 was payable in cash. The non-cash portion of each non-employee director’s compensation was paid, at the director’s election, in restricted stock or stock options granted under the Company’s 2008 Stock Incentive Plan. Restricted stock vests monthly over the 12-month service period, or earlier upon a change-in-control of the Company. Stock options are fully vested on the date of grant, have a ten-year term and have an exercise price equal to the closing market price of a share of the Company’s common stock on the New York Stock Exchange on the date of grant. During 2009, each of Messrs. Levan and Abdo earned $100 for his service on the board of directors. Mr. Abdo also received $6,433 of benefits, which is included in the “All Other Compensation” column of the “Director Compensation Table - 2009” below.

During 2009, the Company also compensated its directors for their services on the committees of the Board of Directors as follows. Members of the Audit Committee, other than its Chairman, received $10,000 in cash. The Chairman of the Audit Committee received $15,000 in cash for his service. The Chairmen of the Nominating/Corporate Governance Committee and the Compensation Committee each received an annual cash amount of $3,500 for his service. Other members of the Nominating/Corporate Governance Committee and the Compensation Committee did not receive additional compensation for their service on those committees. Mr. Rutherford received $15,000 during 2009 for his service on the Investment Committee. No director receives additional compensation for attendance at Board of Directors’ meetings or meetings of committees on which he serves.

Director Compensation Table - 2009

The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alan B. Levan	$100	$—	$—	$—	$—	$—	$100

John E. Abdo	$100	$—	$—	—	—	$6,433	$6,533

Norman H. Becker	$65,000	$50,000	$—	—	—	—	$115,000

Lawrence A. Cirillo	$50,000	$—	$50,000	—	—	—	$100,000

Robert F. Dwors	$60,000	$50,000	$—	—	—	—	$110,000

Scott W. Holloway	$36,000	$—	$67,500	—	—	—	$103,500

John Laguardia	$50,000	$—	$50,000	—	—	—	$100,000

Mark A. Nerenhausen	$45,000	$55,000	$—	—	—	—	$100,000

J. Larry Rutherford	$25,000	$100,000	$—	—	—	—	$125,000

Arnold Sevell	$60,000	$—	$53,500	—	—	—	$113,500

(1)	These amounts represent the aggregate grant date fair value of the restricted stock awards granted in 2009, as calculated in accordance with FASB ASC Topic 718.

(2)

These amounts represent the aggregate grant date fair value of options to purchase shares of the Company’s common stock which were granted in 2009, as calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders and Security Ownership of Management

The following table sets forth, as of April 20, 2010, certain information as to persons owning in excess of 5% of the outstanding shares of the Company’s common stock. In addition, the following table includes the outstanding securities beneficially owned by (i) the Company’s directors as of April 20, 2010, (ii) each of the Named Executive Officers and (iii) the Company’s directors and executive officers as of April 20, 2010 as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s common stock as of April 20, 2010. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock: (i) over which he or she has or shares, directly or indirectly, voting or investment power; or (ii) of which he or she has the right to acquire beneficial ownership at any time within 60 days after April 20, 2010. As used herein, “voting power” is the power to vote, or direct the voting of, shares and “investment power” includes the power to dispose, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

Name	Common Stock (1) (3)	Options Exercisable Within 60 Days	Total Shares Beneficially Owned	Percent of Shares Outstanding (2)

BFC Financial Corporation (4)	16,922,953	—	16,922,953	51.0%
2100 W. Cypress Creek Road Ft. Lauderdale, FL 33309
John E. Abdo (4)	16,993,953	50,000	17,043,953	51.0%
Norman H. Becker	34,940	16,010	50,950	*
Lawrence A. Cirillo	100	77,712	77,812	*
Robert F. Dwors	30,566	13,535	44,101	*
Scott W. Holloway	9,531	70,287	79,818	*
Daniel C. Koscher	54,506	89,224	143,730	*
John Laguardia	—	78,213	78,213	*
Alan B. Levan (4)	16,994,053	50,000	17,044,053	51.0%
John M. Maloney, Jr.	397,778	120,000	517,778	1.5%
Mark A. Nerenhausen	32,384	24,499	56,883	*
David L. Pontius	168,891	—	168,891	*
J. Larry Rutherford	53,122	16,010	69,132	*
Arnold Sevell	1,000	81,748	82,748	*

All directors and executive officers as a group (16 persons)	18,144,431	904,738	19,149,169	57.3%

Dimensional Fund Advisors Inc. (5) 1299 Ocean Avenue, Santa Monica, CA 90401	2,697,666	—	2,697,666	8.1%
Bay Harbour Management, L.C. (6) 375 Park Avenue, 20th Floor New York, NY 10152	2,744,183	—	2,744,183	8.2%

_______________________

* Less than 1%.

(1)	Includes restricted shares that had not vested as of April 20, 2010.
(2)

In accordance with the rules of the SEC, the denominator used to calculate the percent of shares outstanding includes shares which may be acquired by the applicable individual, company or group upon the exercise of stock options that are exercisable within 60 days, plus 32,504,612 shares outstanding on April 20, 2010.

(3)	Includes shares held in the Company’s 401(k) retirement savings plan for employees of the Company.
(4)	Includes the 16,922,953 shares held by BFC, which may be deemed to be beneficially owned by both Messrs. Levan and Abdo by virtue of their control positions in BFC.
(5)

As reported in a Schedule 13G/A filed with the SEC on February 8, 2010, Dimensional Fund Advisors Inc. may be deemed to be the beneficial owner of 2,967,666 shares owned by certain investment companies, trusts and accounts. However, in such filing, Dimensional Fund Advisors Inc. disclaims beneficial ownership of the shares.

(6)

As reported in a Schedule 13G filed with the SEC on February 16, 2010, Bay Harbour Management, L.C. may be deemed to be the beneficial owner of 2,744,183 shares owned by certain investment companies, trusts and accounts. However, in such filing, Bay Harbour Management, L.C. disclaims beneficial ownership of the shares.

Equity Compensation Plan Information

Information required by Item 12 with respect to the Company equity compensation plans is set forth under Item 5 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On November 16, 2009, BFC purchased approximately 7.4 million shares of the Company’s common stock from Central Florida Investments, Inc. for an aggregate purchase price of approximately $23.1 million. As a result of the share purchase, BFC now owns approximately 16.9 million shares, or approximately 52%, of the Company’s issued and outstanding common stock. Prior to the purchase, BFC owned approximately 9.5 million shares, or approximately 29%, of the Company’s issued and outstanding common stock. Alan B. Levan, Chairman of the Company and Chairman, Chief Executive Officer of BFC, and John E. Abdo, Vice Chairman of the Company and BFC, beneficially own shares of BFC’s Class A Common Stock and Class B Common Stock, representing approximately 72% of BFC’s total voting power.

During 2009 and 2008, the Company paid approximately $536,913 and $430,000, respectively, to BFC or its affiliates for various services, the majority of which related to risk management. During 2009 and 2008, the Company received approximately $50,171 and $76,000, respectively, from BFC or its affiliates in consideration for certain services provided by the Company.

During 2009, the Company worked with BFC to explore possible alternatives to obtain liquidity in the sale or financing of the Company’s receivables. Potential alternatives included, among others, BFC forming a broker dealer to raise capital through private or public offerings. During 2009, the Company reimbursed BFC cost of approximately $3.2 million related to these efforts. During 2009, the Company also incurred expenses of $600,000 related to a variety of management advisory services performed on behalf of the Company by a subsidiary of BFC.

Director Independence

The Company’s Board of Directors has affirmatively determined that Norman H. Becker, Lawrence A. Cirillo, Robert F. Dwors, Scott W. Holloway, J. Larry Rutherford and Arnold Sevell, who together comprise a majority of the members of the Board of Directors, are “independent” as such term is defined in the listing standards of the New York Stock Exchange and applicable law relating to the independence of directors. In determining that Mr. Becker is independent, the Board specifically considered the fact that he serves on the Board of Directors of Benihana with Alan B. Levan and John E. Abdo, the Company’s Chairman and Vice Chairman, respectively. As described above, in addition to its ownership of approximately 52% of the Company’s issued and outstanding common stock, BFC also holds a significant investment in Benihana, Messrs. Levan and Abdo also serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively.

Item 14. Principal Accounting Fees and Services.

The following table presents fees billed for professional services rendered by Ernst & Young LLP, the Company’s independent registered public accounting firm for the years ended December 31, 2009 and 2008 (“E&Y”), for the audit of the Company’s annual financial statements and fees billed for audit-related services, tax services and all other services rendered by E&Y for those years.

	Year Ended December 31,
	2009	2008

Audit Fees (1)	$1,876,279	$1,687,901
Audit-related fees (2)	172,703	236,074
Tax fees (3)	50,150	307,846
Other (4)	1,995	2,500

(1)	The 2009 and 2008 fees relate to the audit of the Company’s consolidated financial statements, assessments of the Company’s internal control over financial reporting, quarterly reviews of the Company’s interim financial statements and accounting consultations on matters addressed during the audit or interim reviews. Approximately $48,650 of the 2009 fees related to the inclusion of the Company’s audited financial statements in certain of Woodbridge Holdings Corporation’s and BFC’s filings with the SEC. These fees were subsequently reimbursed to the Company by Woodbridge Holdings Corporation or BFC, as applicable.

(2)	The 2009 and 2008 fees include approximately $65,280 and $63,300, respectively, for the financial statement audit of one of the Company’s subsidiaries. The balance of the 2009 and 2008 fees relate primarily to the audit of the Bluegreen Corporation Retirement Savings Plan and agreed-upon procedures during 2009 and 2008 related to term securitizations.

(3)

The 2009 and 2008 fees include fees for reviewing the Company’s federal income tax returns and certain of its state income tax returns. The 2008 fees also include fees related to E&Y’s performance of tax due-diligence in connection with a potential acquisition which was not consummated.

(4)	The 2009 and 2008 fees represent the cost of an online accounting research subscription.

All audit-related services, tax services and other services during 2009 were pre-approved by the Audit Committee, which concluded that the provision of such services by E&Y was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. Under its charter, the Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent auditor and shall not engage the independent auditor to perform any non-audit services prohibited by law or regulation. Each year, the independent auditor's retention to audit the Company’s financial statements, including the associated fee arrangement, is approved by the Audit Committee before any audit work for that year is commenced. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent auditor, and management may present additional services for specific pre-approval. The Audit Committee has delegated to its Chairman the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman of the Audit Committee so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting and obtain ratification of such approval by the entire Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

(3)	Exhibits

Exhibit Number	Description

21.1	List of Subsidiaries

31.1

Certification of John M. Maloney, Jr., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Anthony M. Puleo, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEGREEN CORPORATION

Dated:	April 30, 2010	By:	/s/ John M. Maloney, Jr.
John M. Maloney, Jr.
President and Chief Executive Officer (Principal
Executive Officer)

Dated:	April 30, 2010	By:	/s/ Anthony M. Puleo
Anthony M. Puleo
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated:	April 30, 2010	By:	/s/ Raymond S. Lopez
Raymond S. Lopez
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 2010.

SIGNATURE	TITLE

/s/ John M. Maloney, Jr.	President and Chief Executive Officer
John M. Maloney, Jr.	(Principal Executive Officer)

/s/ Anthony M. Puleo	Senior Vice President, Chief Financial Officer and Treasurer
Anthony M. Puleo	(Principal Financial Officer)

/s/ Raymond S. Lopez	Senior Vice President and Chief Accounting Officer
Raymond S. Lopez	(Principal Accounting Officer)

/s/ Alan B. Levan	Chairman of the Board of Directors
Alan B. Levan

/s/ John E. Abdo	Vice Chairman of the Board of Directors
John E. Abdo

/s/ Norman H. Becker	Director
Norman H. Becker

/s/ Lawrence Cirillo	Director
Lawrence Cirillo

/s/ Robert F. Dwors	Director
Robert F. Dwors

/s/ Scott W. Holloway	Director
Scott W. Holloway

/s/ John Laguardia	Director
John Laguardia

/s/ Mark A. Nerenhausen	Director
Mark A. Nerenhausen

/s/ J. Larry Rutherford	Director
J. Larry Rutherford

/s/ Arnold Sevell	Director
Arnold Sevell

EXHIBIT INDEX

Exhibit Number	Description
21.1	List of Subsidiaries
31.1

Certification of John M. Maloney, Jr., President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Anthony M. Puleo, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002