Form 10-Q
period 2010-03-31
BLUEGREEN CORP
filed 2010-05-17
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________to_____________________________________

Commission File Number:	001-09292

Bluegreen Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	03-0300793

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 Conference Way North, Suite 100,
Boca Raton, Florida	33431

(Address of principal executive offices)	(Zip Code)

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

          Yes ☐     No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2010, there were 32,504,612 shares of the registrant’s common stock, $0.01 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2009	March 31, 2010

		(unaudited)

ASSETS
Unrestricted cash and cash equivalents	$70,491	$50,951
Restricted cash	23,908	53,113
Contracts receivable, net	4,826	4,993
Notes receivable including gross securitized notes of $169,041 and $601,052 (net of allowance of $46,826 and $123,956)	309,307	655,643
Prepaid expenses	7,884	12,095
Other assets	35,054	49,632
Inventory	515,917	478,928
Retained interests in notes receivable sold	78,313	—
Property and equipment, net	85,565	84,159

Total assets	$1,131,265	$1,389,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$14,846	$13,694
Accrued liabilities and other	51,083	46,698
Deferred income	14,883	17,609
Deferred income taxes	87,797	47,065
Receivable-backed notes payable - recourse	111,526	108,189
Receivable-backed notes payable – non-recourse	131,302	516,333
Lines-of-credit and notes payable	185,781	171,736
Junior subordinated debentures	110,827	110,827

Total liabilities	708,045	1,032,151

Commitments and contingencies (Note 11)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 140,000 shares authorized; 34,099 shares issued at December 31, 2009 and March 31, 2010	341	341
Additional paid-in capital	187,006	188,140
Treasury stock, 2,756 common shares at both December 31, 2009 and March 31, 2010, at cost	(12,885)	(12,885)
Accumulated other comprehensive loss, net of income taxes	(608)	—
Retained earnings	212,376	143,238

Total Bluegreen Corporation shareholders’ equity	386,230	318,834
Non-controlling interest	36,990	38,529

Total Equity	423,220	357,363

Total liabilities and shareholders’ equity	$1,131,265	$1,389,514

Note:

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,

	2009	2010

Revenues:
Gross sales of real estate	$53,753	$41,253
Estimated uncollectible VOI notes receivable	(7,898)	(15,014)

Sales of real estate	45,855	26,239

Other resort and communities operations revenue	13,966	16,327
Fee-based sales commission revenue	—	10,180
Interest income	18,493	27,491
Other income, net	—	332

	78,314	80,569

Costs and expenses:
Cost of real estate sales	12,105	14,448
Cost of other resort and communities operations	10,457	12,222
Selling, general and administrative expenses	40,627	48,939
Interest expense	7,335	17,054
Other expense, net	535	—

	71,059	92,663

Income (loss) before non-controlling interest, provision (benefit) for income taxes and discontinued operations	7,255	(12,094)
Provision (benefit) for income taxes	2,374	(5,776)

Income (loss) from continuing operations	4,881	(6,318)
Loss from discontinued operations	(142)	—

Net income (loss)	4,739	(6,318)
Less: Net income attributable to non-controlling interest	1,186	1,539

Net income (loss) attributable to Bluegreen Corporation	$3,553	$(7,857)

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Basic:
Earnings (loss) per share from continuing operations attributable to Bluegreen shareholders	$0.12	$(0.25)
Loss per share for discontinued operations	(0.01)	—

Earnings (loss) per share attributable to Bluegreen shareholders	$0.11	$(0.25)

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share –Diluted:
Earnings (loss) per share from continuing operations attributable to Bluegreen shareholders	$0.12	$(0.25)
Loss per share for discontinued operations	(0.01)	—

Earnings (loss) per share attributable to Bluegreen shareholders	$0.11	$(0.25)

Weighted average number of common shares:
Basic	31,087	31,135

Diluted	31,087	31,135

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2009	2010

Operating activities:
Net income (loss)	$4,739	$(6,318)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash communities inventory impairment	168	5,297
Non-cash stock compensation expense	1,189	1,134
Depreciation and amortization	3,445	3,977
Loss on disposal of property and equipment	64	—
Estimated uncollectible notes receivable	7,961	15,012
Provision (benefit) for deferred income taxes	2,296	(5,776)
Interest accretion on retained interests in notes receivable sold	(5,810)	—
Change in operating assets and liabilities:
Contracts receivable	550	(167)
Notes receivable	8,041	15,917
Inventory	(8,042)	5,535
Prepaid expenses and other assets	(7,888)	(10,219)
Change in restricted cash	(5,537)	7,313
Accounts payable, accrued liabilities and other	(24,644)	(6,336)

Net cash (used in) provided by operating activities	(23,468)	25,369

Investing activities:
Purchases of property and equipment	(2,503)	(1,098)
Proceeds from the sale of property and equipment	10	—
Cash received from retained interests in notes receivable sold	7,381	—

Net cash provided by (used in) investing activities	4,888	(1,098)

Financing activities:
Proceeds from borrowings collateralized by notes receivable	29,808	7,456
Payments on borrowings collateralized by notes receivable	(22,682)	(37,149)
Proceeds from borrowings under lines-of-credit facilities and other notes payable	8,804	—
Payments under lines-of-credit facilities and other notes payable	(3,245)	(14,045)
Payment of debt issuance costs	(50)	(73)

Net cash provided by (used in) financing activities	12,635	(43,811)

Net decrease in cash and cash equivalents	(5,945)	(19,540)
Unrestricted cash and cash equivalents at beginning of period	60,561	70,491

Unrestricted cash and cash equivalents at end of period	$54,616	$50,951

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2009	2010

Supplemental schedule of non-cash operating, investing and financing activities:

Net change in unrealized gains in retained interests in notes receivable sold	$2,567	$—

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1. Organization and Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements.

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. For further information, refer to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).

Organization

We provide Colorful Places to Live and Play® through our resorts and residential communities businesses. Our resorts business (“Bluegreen Resorts”) markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of others typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Members in the Bluegreen Vacation Club may stay in any of our 54 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays.

Our residential communities business (“Bluegreen Communities”) acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities.

Our other resort and communities operations revenues consist primarily of resort property and homeowners’ association management services, resort title services, resort amenity operations, sales incentives provided to buyers of VOIs, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, and variable interest entities for which we are the primary beneficiary. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as we hold a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, have an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and have majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee. We do not consolidate our statutory business trusts formed to issue trust preferred securities as these entities are each variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) ASC 810-10. The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions in consolidation.

On January 1, 2010, we adopted Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS No. 166”) or Accounting Standards Update No. 2009-16, Transfers and Servicing (“ASC 860”): Accounting for Transfers of Financial Assets (“ASU 2009-16”) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”) or Accounting Standards Update No. 2009-

17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU No. 2009-17”). The adoption of these standards resulted in our consolidation, on January 1, 2010, of seven special purpose finance entities associated with past securitization transactions. See Note 2 below for more detail. In accordance with then-prevailing generally accepted accounting principles, we previously did not consolidate these special purpose finance entities in our financial statements because the securitization transactions qualified as sales of financial assets.

On December 30, 2009, we sold four of our golf courses located in North Carolina and Virginia for an aggregate purchase price of approximately $9.4 million. The related golf operations for the three months ended March 31, 2009 have been presented as discontinued operations in the Consolidated Statements of Operations.

Restricted Cash

Restricted cash consists primarily of customer deposits held in escrow accounts and cash held in reserve accounts related to securitization debt.

Use of Estimates

In accordance with GAAP, we make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings (Loss) Per Common Share

We compute basic earnings (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share is computed in the same manner as basic earnings (loss) per share, but also gives effect to all dilutive stock options and unvested restricted stock using the treasury stock method.

No common shares were issued during the first quarter of 2009 and 2010 as a result of stock option exercises. Options to purchase approximately 2.7 million common shares were not included in diluted earnings per common share during the three months ended March 31, 2009 and 2010 because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	For the Three Months Ended March 31,

	2009	2010

Basic and diluted earnings per common share — numerator:
Income (loss) from continuing operations	$4,881	$(6,318)
Net income attributable to non-controlling interest	1,186	1,539

Income (loss) from continuing operations attributable to Bluegreen Corporation	$3,695	$(7,857)

Denominator:
Denominator for basic earnings per common share-weighted-average shares	31,087	31,135
Effect of dilutive securities:
Stock options and unvested restricted stock	—	—

Denominator for diluted earnings (loss) per common share-adjusted weighted-average shares and assumed conversions	31,087	31,135

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Basic:	$0.12	$(0.25)

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Diluted:	$0.12	$(0.25)

Comprehensive Income (Loss) and Capital Structure

Accumulated other comprehensive loss, net of income taxes on our condensed consolidated balance sheet as of December 31, 2009, was comprised of net unrealized losses on retained interests in notes receivable sold, which were held as available-for-sale investments. As described in further detail below, our retained interests in notes receivable sold were eliminated on January 1, 2010, in connection with the adoption of new accounting pronouncements. The following table discloses the components of our comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,

	2009	2010

Net income (loss)	$4,739	$(6,318)
Change in net unrealized gains on retained interests in notes receivable sold, net of income taxes	1,553	—

Total comprehensive income (loss)	$6,292	$(6,318)

The following table details changes in shareholders’ equity, including changes in equity attributable to Bluegreen shareholders and changes in equity attributable to non-controlling interests (in thousands):

			Equity Attributable to Bluegreen Shareholders

Common Shares Outstanding		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive loss, net of Income Taxes	Equity Attributable to Non- controlling Interests

34,099	Balance at December 31, 2009	$423,220	$341	$187,006	$212,376	$(12,885)	$(608)	$36,990
—	Impact of adoption of ASU 2009-16 and 2009-17	(60,673)	—	—	(61,281)	—	608	—

34,099	Balance at January 1, 2010	362,547	341	187,006	151,095	(12,885)	$—	36,990

—	Net (loss)	(6,318)	—	—	(7,857)	—	—	1,539
—	Stock compensation	1,134	—	1,134	—	—	—	—

34,099	Balance at March 31, 2010	$357,363	$341	$188,140	$143,238	$(12,885)	$—	$38,529

Recently Adopted Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled by the reporting entity through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17, which was adopted by us on January 1, 2010, did not impact our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which updates the Codification to require new disclosures for assets and liabilities measured at fair value. The requirements include expanded disclosure of valuation methodologies for fair value measurements, transfers between levels of the fair value hierarchy, and gross rather than net presentation of certain changes in Level 3 fair value measurements. The updates to the Codification contained in ASU No. 2010-06 became effective for the quarter ended March 31, 2010. However, the requirements related to gross presentation of certain changes in Level 3 fair value measurements, will become effective for interim and annual periods beginning after December 15, 2010.

For discussion related to the adoption of SFAS Nos. 166 and 167, refer to Note 2 below.

Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting standards which we have not yet adopted that are expected to have a material effect on our financial condition, results of operations or cash flows.

2. Cumulative Effect of a Change in Accounting Principle

On January 1, 2010, we adopted Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS No. 166”) or Accounting Standards Update No. 2009-16, Transfers and Servicing (“ASC 860”): Accounting for Transfers of Financial Assets (“ASU 2009-16”) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”) or Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU No. 2009-17”). As a result of the adoption of these accounting standards we consolidated seven existing special purpose finance entities associated with prior securitization transactions which previously qualified for off-balance sheet sales treatment. We recorded a one-time, non-cash, after-tax reduction to retained earnings of $61.3 million, representing the cumulative effect of a change in accounting principle.

The consolidation of the seven special purpose finance entities resulted in the following impacts to our balance sheet at January 1, 2010: (1) assets increased by $319.3 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of our retained interests; (2) liabilities increased by $380.0 million, primarily representing the consolidation of non-recourse debt obligations to securitization investors, partially offset by the elimination of certain deferred tax liabilities; and (3) total Bluegreen Corporation shareholders’ equity decreased by approximately $60.7 million. In addition, the adoption of these standards also impacted our Statement of Operations during the three months ended March 31, 2010, as a result of the recognition of higher interest income from VOI notes receivable, partially offset by the absence of accretion income on residual interests that were eliminated, and increased interest expense from the consolidation of debt obligations.

3. Notes Receivable

The table below sets forth additional information relative to our notes receivable (in thousands):

	As of,

	December 31, 2009	March 31, 2010

Notes receivable secured by VOIs
Notes receivable – securitized	$169,041	$601,052
Notes receivable – non-securitized	182,191	173,374
Notes receivable secured by homesites	4,901	5,173

Notes receivable, gross	356,133	779,599

Allowance for loan losses	(46,826)	(123,956)

Notes receivable, net	$309,307	$655,643

The weighted-average interest rate on our notes receivable was 14.8% and 15.1% at December 31, 2009 and March 31, 2010, respectively. All of our VOI notes receivable bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 14.9% and 15.2% at December 31, 2009 and March 31, 2010, respectively. Approximately 85.9% of our notes receivable secured by homesites bear interest at variable rates, while the balance bears interest at fixed rates. The weighted-average interest rate charged on notes receivable secured by homesites was 8.8% and 8.2% at December 31, 2009 and March 31, 2010, respectively.

Our VOI notes receivable are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Nevada, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivable are secured by homesites in Georgia, Texas, and Virginia.

The table below sets forth the activity in our allowance for uncollectible notes receivable during the three months ended March 31, 2010 (in thousands):

Balance, December 31, 2009	$46,826
One time impact of ASU No. 2009-16 and 2009-17 (FAS 166/167) (1)	86,252
Provision for loan losses(2)	15,012

Less: Write-offs of uncollectible receivables	(24,134)

Balance, March 31, 2010	$123,956

(1)	On January 1, 2010, we adopted ASU No. 2009-16 and ASU No. 2009-17, which required us to consolidate our special purpose finance entities. See Note 2 above.

(2)

Includes provision for loan losses on homesite notes receivable and an adjustment of $10.7 million related to an increase in our existing allowance to reflect the expected performance of our notes receivable generated prior to December 15, 2008.

The allowance for loan losses by segment as of December 31, 2009 and March 31, 2010 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2009:
Notes receivable – non-securitized	$182,191	$4,901	$187,092
Notes receivable – securitized	169,041	—	169,041

	351,232	4,901	356,133
Allowance for loan losses	(46,302)	(524)	(46,826)

Notes receivable, net	$304,930	$4,377	$309,307

Allowance as a % of gross notes receivable	13%	11%	13%

March 31, 2010:
Notes receivable– non-securitized	$173,374	$5,173	$178,547
Notes receivable – securitized	601,052	—	601,052

	774,426	5,173	779,599
Allowance for loan losses	(123,573)	(383)	(123,956)

Notes receivable, net	$650,853	$4,790	$655,643

Allowance as a % of gross notes receivable	16%	7%	16%

4. Variable Interest Entities

In accordance with the guidance for the consolidation of variable interest entities, we analyze our variable interests, including loans, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and we base our qualitative analysis on our review of the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. We also use our qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

We sell, without recourse, through special purpose finance entities, VOI notes receivable originated by Bluegreen Resorts. These transactions provide liquidity for us and transfer the economic risks and certain of the benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. We service the notes receivable for a fee. With each securitization, we generally retain a portion of the securities.

Pursuant to generally accepted accounting principles that existed prior to 2010, seven of our eight special purpose finance entities met the definition of a qualified special purpose entity, and we were not required to consolidate those seven entities in our financial statements. Upon the adoption of the new accounting topics related to transfers of financial assets (see Note 2 for additional information), we were required to evaluate these entities for consolidation. Since we created these entities to serve as a financing vehicle for holding assets and related liabilities, and the entities have no equity investment at risk, they are considered variable interest entities. Furthermore, since we continue to service the notes and retain rights to receive benefits that are potentially significant to the entities, we have concluded that we are the entities’ primary beneficiary and, therefore, now consolidate these entities into our financial statements. Please see Note 2 for the impact of initial consolidation of these entities.

At March 31, 2010, the principal balance of VOI notes receivable included within our Condensed Consolidated Balance Sheet that are restricted to satisfy obligations of the variable interest entities’ obligations totaled $601.1 million. In addition, approximately $36.5 million of our restricted cash is held in accounts for the benefit of the variable interest entities. Further, at March 31, 2010, the carrying amount of the consolidated liabilities included within our Condensed Consolidated Balance Sheet for these variable interest entities totaled $516.3 million, comprised of non-recourse receivable-backed notes payable. The debt of these entities is generally non-recourse to us. See Receivable-Backed Notes Payable below.

Under the terms of our timeshare note sales, we have the right at our option to repurchase or substitute for defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the defaulted mortgage note. The transaction documents typically limit such repurchases or substitutions to 15-20% of the receivables originally funded into the transaction. Voluntary repurchases or substitutions by us of defaulted notes during the first quarter of 2009 and 2010 were $19.8 million and $14.1 million, respectively.

5. Lines-of-Credit, Receivable-Backed Notes Payable, and Junior Subordinated Debentures

Lines-of-Credit and Notes Payable

Please refer to the Liquidity and Capital Resources section included in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for additional information related to our debt. Additional information regarding our debt is also included in the Annual Report. The table below sets forth the balances of our lines-of-credit and notes payable (in thousands):

	As of

	December 31, 2009			March 31, 2010

	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

The GMAC AD&C Facility	$87,415	4.73%	$145,031	$79,184	4.75%	$128,057
The GMAC Communities Facility	38,479	10.00%	110,613	36,886	10.00%	108,871
Wachovia Notes Payable	24,497	2.23 – 2.58%	44,686	21,895	2.25 – 2.60%	44,699
Wachovia Line-of-Credit	15,700	1.98%	—	14,500	2.00%	—
Textron AD&C Facility	12,757	4.50 –4.75%	27,582	12,551	4.50 –4.75%	27,000
Fifth Third Bank Note Payable	3,381	3.23%	4,841	3,324	3.25%	4,801
Other	3,552	4.25 – 12.50%	3,851	3,396	5.00 – 11.03%	3,799

Total	$185,781		$336,604	$171,736		$317,227

Significant changes since December 31, 2009 include:

The GMAC AD&C Facility. During the first quarter of 2010, we repaid $8.2 million of the outstanding balance under this facility. As of March 31, 2010, we had no availability under this facility.

The GMAC Communities Facility. During the first quarter of 2010, we repaid $1.6 million on this facility. As of March 31, 2010, we had no availability under this facility.

During April 2010, GMAC assigned all rights, title, and interest in the GMAC Communities Facility to H4BG, LP. This assignment did not affect any of the material financial terms of the loan agreement and this facility will subsequently be known as the H4BG Communities Facility.

The Wachovia Notes Payable. As of March 31, 2010, we had approximately $21.9 million of outstanding debt to Wachovia Bank, N.A. (“Wachovia”) under various notes payable collateralized by certain of our timeshare resorts or sales offices (the “Wachovia Notes Payable”). During the first quarter of 2010, we made a required principal payment of $2.6 million related to the various Wachovia Note Payable loans. In April 2010, we executed an agreement with Wells Fargo Bank, N.A, the parent Company of Wachovia (“Wells Fargo”), to refinance the remaining $21.9 million outstanding under the Wachovia Notes Payable into a new term loan. See Wells Fargo Term Loan below for further details.

The Wachovia Line-of-Credit. As of March 31, 2010, we had an unsecured line-of-credit with Wachovia. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75% (2.00% at March 31, 2010). Interest is due monthly. During the first quarter of 2010, we repaid $1.2 million on this line-of-credit. In April 2010, the remaining $14.5 million was refinanced by Wells Fargo Bank, N.A. See Wells Fargo Term Loan below for further details.

The Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated our notes payable to Wachovia and the line-of-credit issued by Wachovia into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). As described above, the notes payable and line of credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, we made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the existing Wachovia debt. The Wells Fargo Term Loan is scheduled to mature on April 30, 2012 and bears interest at 30-day LIBOR + 6.87%. Principal payments will be effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum required amortization of $5.2 million in 2010, $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, we pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivables as collateral for the Wells Fargo Term Loan. Wells Fargo has the right to receive as additional collateral, the residual interest in one future transaction which creates such a retained interest. The Wells Fargo term loan contains certain financial and non-financial covenants that we believe are typical to these types of transactions.

Receivable-Backed Notes Payable

The table below sets forth the balances of our receivable-backed notes payable facilities (in thousands):

	As of

	December 31, 2009			March 31, 2010

Recourse receivable-backed notes payable:	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Liberty Bank Facility	$59,055	5.75%	$68,175	$61,817	5.75%	$71,706
GE Bluegreen/Big Cedar Receivables Facility	32,834	1.98%	35,935	30,392	2.00%	33,828
The Wells Fargo Facility	14,409	4.00%	15,926	11,279	4.00%	12,293
GMAC Receivables Facility	5,228	4.23%	6,331	4,701	4.25%	5,757

Total	$111,526		$126,367	$108,189		$123,584

Non-recourse receivable-backed notes payable previously reported as off-balance sheet:
(except for the BB&T Purchase Facility)

BB&T Purchase Facility	$131,302	5.75%	$166,562	$122,302	5.75%	$158,189
GE 2004 Facility	—	—	—	11,611	7.16%	13,473
2004 Term Securitization	—	—	—	24,894	5.27%	28,567
2005 Term Securitization	—	—	—	70,682	5.98%	77,818
GE 2006 Facility	—	—	—	58,505	7.35%	67,610
2006 Term Securitization	—	—	—	64,001	6.16%	69,809
2007 Term Securitization	—	—	—	119,531	7.32%	135,048
2008 Term Securitization	—	—	—	44,807	7.88%	50,538

Total Non-recourse debt	131,302		166,562	516,333		601,052

Total Receivable-backed debt	$242,828		$292,929	$624,522		$724,636

Significant changes since December 31, 2009 include:

Liberty Bank Facility. During the first quarter of 2010, we pledged $8.3 million of VOI notes receivable to this facility and received cash proceeds of $7.5 million. We also made repayments of $4.7 million on the facility during the first quarter of 2010. In April 2010, we transferred $1.2 million of VOI notes receivable to Liberty and received cash proceeds of $1.1 million.

GE Bluegreen/Big Cedar Receivables Facility. During the first quarter of 2010, we repaid $2.4 million on this facility.

The Wells Fargo Facility. During the first quarter of 2010, we repaid $3.1 million on this facility.

BB&T Purchase Facility. During the first quarter of 2010, we did not pledge any VOI notes receivable to this facility. We made repayments of $9.0 million on the facility during the first quarter of 2010.

Receivable-Backed Notes Payable previously reported as off-balance sheet.

As discussed in further detail in Notes 2 and 4 above, on January 1, 2010, we consolidated our special purpose finance entities and associated receivable-backed notes payable. These entities and their associated debt were not required to be consolidated during periods prior to January 1, 2010. Historically, we have been a party to a number of securitization-type transactions, in which we sold receivables to one of our special purpose finance entities which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. The receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties). Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the

Junior Subordinated Debentures

As more fully disclosed in the Annual Report, we have formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by ASC 810. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

On March 30, 2010, the interest rates on the securities issued by Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.19% as of March 31, 2010).

On July 30, 2010, the interest rate on the securities issued by BST II and BST III are contractually scheduled to change from a fixed- rate of 9.158% and 9.193%, respectively, to a variable rate equal to the 3-month LIBOR + 4.85%.

6. Common Stock and Stock Option Plans

Share-Based Compensation

There were no grants of restricted stock or stock options during the three months ended March 31, 2009 or 2010.

Total stock-based compensation expense for non-employee directors and employees during the three months ended March 31, 2009 and 2010 was $1.2 million and $1.1 million, respectively. The following table sets forth certain information related to our unrecognized compensation for our stock-based awards as of March 31, 2010:

As of March 31, 2010	Weighted Average Remaining Recognition Period	Unrecognized Compensation

	(in years)	(000’s)

Stock Option Awards	2.1	$3,570
Restricted Stock Awards	2.9	$7,368

Changes in options outstanding under our stock option plans are presented below (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Aggregate Intrinsic Value

Balance at December 31, 2009	2,795	$9.64	956	$7
Granted	—	—
Forfeited	(78)	$12.88
Expired	—	—
Exercised	—	—

Balance at March 31, 2010	2,717	$9.55	956	$99

The aggregate intrinsic value of our stock options outstanding and exercisable was $7,300 and $99,100 as of December 31, 2009 and March 31, 2010, respectively.

The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at March 31, 2010 (grouped by range of exercise prices) were:

	Number of Options	Number of Vested Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Weighted- Average Exercise Price (Vested Only)

	(In 000’s)	(In 000’s)	(In years)

$2.11 - $3.00	155	155	7.4	$2.63	$2.63
$3.01 - $4.52	378	378	2.6	$3.46	$3.46
$4.53 - $6.79	168	168	5.0	$5.92	$5.92
$6.80 - $10.20	937	—	5.5	$7.69	$—
$10.21 - $15.31	584	114	6.4	$11.94	$11.47
$15.32 - $18.36	495	141	5.3	$18.27	$18.04

	2,717	956	5.3	$9.55	$6.87

A summary of the status of our unvested restricted stock awards and activity during the three months ended March 31, 2010 was as follows:

Non-vested Restricted Shares	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(In 000’s)
Unvested at January 1, 2010	1,426	$7.94
Granted	—	—
Vested	(23)	2.75
Forfeited	(45)	8.28

Unvested at March 31, 2010	1,358	$8.02

7. Inventory

Our inventory holdings, summarized by division, are set forth below (in thousands):

	As of

	December 31, 2009	March 31, 2010

Bluegreen Resorts	$370,470	$341,566
Bluegreen Communities	145,447	137,362

	$515,917	$478,928

A detail of our VOI inventory is set forth below (in thousands):

	As of

	December 31, 2009	March 31, 2010

Completed VOI units	$287,176	$252,857
Construction-in-progress	8,243	11,936
Real estate for future development	75,051	76,773

	$370,470	$341,566

As a result of our continued low volume, reduced prices, and the impact of reduced sales on the forecasted sell-out period of our projects, we recorded non-cash charges to cost of real estate sales of approximately $168,000 and $5.3 million during the first quarters of 2009 and 2010, respectively, to write-down the inventory balances of certain phases of our completed properties, to their estimated net realizable value. We calculated the estimated fair value of these impaired properties based on our analysis of their estimated future cash flows (Level 3 inputs), discounted at rates commensurate with the risk inherent in the property.

Total interest expense capitalized to construction in progress was $881,000 and $71,000 for the three months ended March 31, 2009 and 2010, respectively.

8. Fair Value of Financial Instruments

We used the following methods and assumptions in estimating the fair values of our financial instruments:

Unrestricted cash and cash equivalents: The amounts reported in our consolidated balance sheets for cash and cash equivalents approximate fair value.

Restricted cash: The amounts reported in our consolidated balance sheets for restricted cash approximate fair value.

Contracts receivable: The amounts reported in our consolidated balance sheets for contracts receivable approximate fair value. The majority of our contracts receivable relate to unclosed homesite sales and are non-interest bearing and generally convert into cash within thirty to forty-five days.

Notes receivable: The fair values of our notes receivable are based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

Lines-of-credit, notes payable, and receivable-backed notes payable: The amounts reported in our consolidated balance sheets approximate fair value for indebtedness that provides for variable interest rates. The fair value of our fixed-rate, non-recourse receivable-back notes payable was determined by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the loans that secure these obligations and are non-recourse to the Company.

Junior subordinated debentures: The fair values of our junior subordinated debentures were based on the discounted value of contractual cash flows at a market discount rate or market price quotes from the over-the-counter bond market.

The carrying amounts and estimated fair value of our financial instruments are as follows (in thousands):

	As of December 31, 2009		As of March 31, 2010

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Unrestricting cash and cash equivalents	$70,491	$70,491	$50,951	$50,951
Restricted cash	23,908	23,908	53,113	53,113
Contracts receivable, net	4,826	4,826	4,993	4,993
Notes receivable, net	309,307	279,208	655,643	660,000
Retained interests in notes receivable sold	78,313	78,313	—	—
Lines-of-credit, notes payable, and receivable- backed notes payable	428,609	428,609	796,258	770,671
Junior subordinated debentures	110,827	60,522	110,827	58,222

9. Business Segments

We have two reportable business segments – Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts develops markets and sells VOIs in our resorts, through the Bluegreen Vacation Club, and provides resort management services to resort property owners associations. Bluegreen Resorts also earns fees from third parties for providing sales, marketing, construction management, title, and resort management services to third party resort developers and owners. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property and other related amenities) and sold, typically on a retail basis as homesites. Our reportable segments are business units that offer different products. The reportable segments are each managed separately because they sell distinct products with different development, marketing and selling methods.

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

Information for our business segments is as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended March 31, 2009:
Sales of real estate	$43,520	$2,335	$45,855
Other resort and communities operations revenue	13,616	350	13,966
Depreciation expense	1,304	154	1,458
Segment operating profit (loss)	7,559	(1,402)	6,157

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended March 31, 2010:
Sales of real estate	$22,573	$3,666	$26,239
Other resort and communities operations revenue	15,976	351	16,327
Depreciation expense	1,419	136	1,555
Segment operating loss	(783)	(7,742)	(8,525)

	Bluegreen Resorts	Bluegreen Communities	Total

As of December 31, 2009:
Notes receivable, net	$304,930	$4,377	$309,307
Inventory	370,470	145,447	515,917
Property and equipment, net	70,036	6,153	76,189

	Bluegreen Resorts	Bluegreen Communities	Total

As of March 31, 2010:
Notes receivable, net	$650,853	$4,790	$655,643
Inventory	341,566	137,362	478,928
Property and equipment, net	69,108	5,952	75,060

Reconciliations to Consolidated Amounts

Segment operating profit (loss) for our reportable segments reconciled to our consolidated income (loss) before non-controlling interest, provision (benefit) for (from) income taxes and discontinued operations are as follows (in thousands):

	For the Three Months Ended March 31,

	2009	2010

Segment operating profit (loss) from continuing operations for reportable segments	$6,157	$(8,525)
Interest income	18,493	27,491
Other income (expense), net	(535)	332
Corporate general and administrative expenses	(9,525)	(14,338)
Interest expense	(7,335)	(17,054)

Consolidated income (loss) before non-controlling interests, provision (benefit) for income taxes and discontinued operations	$7,255	$(12,094)

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows (in thousands):

	For the Three Months Ended March 31,

	2009	2010

Depreciation expense for reportable segments	$1,458	$1,555
Depreciation expense for corporate fixed assets	1,291	896

Consolidated depreciation expense	$2,749	$2,451

Assets for our reportable segments reconciled to our consolidated assets (in thousands):

	As of

	December 31, 2009	March 31, 2010

Notes receivable for reportable segments	$309,307	$655,643
Inventory for reportable segments	515,917	478,928
Property and equipment, net for reportable segments	76,189	75,060
Assets not allocated to reportable segments	229,852	179,883

Total assets	$1,131,265	$1,389,514

Geographic Information

Sales of real estate by geographic area are as follows (in thousands):

	For the Three Months Ended March 31,

	2009	2010

United States	$44,241	$24,702
Aruba	1,614	1,537

Consolidated totals	$45,855	$26,239

Total assets by geographic area are as follows (in thousands):

	As of

	December 31, 2009	March 31, 2010

United States	$1,123,841	$1,383,415
Aruba	7,424	6,099

Total assets	$1,131,265	$1,389,514

10. Income Taxes

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

On May 1, 2009, we received a notice from the North Carolina Department of Revenue informing us of its proposal to assess us for taxes, interest, and penalties totaling approximately $500,000. The assessment notice relates to our corporate income tax returns for fiscal years 2004, 2005, and 2006. After further review by the North Carolina Department of Revenue, we received a final assessment for additional tax and interest totaling $62,000. On March 31, 2010, we paid the assessment and received notice from the North Carolina Department of Revenue that the tax years 2004, 2005 and 2006 are now closed.

On April 22, 2010, we received notice from the Internal Revenue Service that the 2008 Federal partnership return for one of our wholly-owned subsidiaries, Bluegreen Southwest One, LP, has been selected for audit. We intend to fully comply with any requests from the Internal Revenue Service and, while there is no assurance as to the results of the audit, we do not currently anticipate any adjustments related to this examination.

As of March 31, 2010, we did not have any significant amounts accrued for interest and penalties, and we had no significant amounts recorded for uncertain tax positions.

As described in Note 2, we recorded a one-time non-cash pre-tax reduction to shareholders’ equity of approximately $60.7 million in conjunction with the adoption of ASU No. 2009-16 and 2009-17 as of January 1, 2010. That amount included a $35.0 million reduction in our net deferred tax liability.

11. Contingencies

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

Pennsylvania Attorney General Lawsuit

On October 28, 2008, in Cause No. 479 M.D. 2008, styled Commonwealth of Pennsylvania Acting by Attorney General Thomas W. Corbett, Jr. v. Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc., in the Commonwealth Court of Pennsylvania, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit alleged that we used sales and marketing methods or practices that were unlawful under Pennsylvania law and seeks a permanent injunction preventing us from using such methods and practices in the future. The lawsuit also sought civil penalties and restitution on behalf of Pennsylvania consumers. The lawsuit does not seek to permanently restrain us or any of our affiliates from doing business in the Commonwealth of Pennsylvania. The parties have reached settlement on this matter and on March 15, 2010 we signed a consent petition and forwarded it to the Attorney General’s office for counter-signature and filing with the appropriate court offices. As of March 31, 2010, $225,000 was accrued in connection with the resolution of this matter.

Destin, Florida Deposit Dispute Lawsuit

In Cause No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.,; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, the Plaintiff as escrow agent brought an interpleader action seeking a determination as to whether we, as purchaser, or Hubert A. Laird and MSB of Destin, Inc. as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Both we and the seller have brought cross-claims for breach of the underlying purchase and sale contract. The seller alleges we failed to perform under the terms of the purchase and sale contract and thus they are entitled to retain the escrow deposit. We maintain that our decision not to close on the purchase of the subject real property was proper under the purchase and sale contract and therefore we are entitled to a return of the full escrow deposit. The seller has amended its complaint to include a fraud count. We intend to vigorously defend this claim.

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

Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation described above as well as in Cause No. 067-223662-07, Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al., in the 67th Judicial District Court of Tarrant County, Texas. This case has been settled and the entire $3.4 million settlement was paid in March of 2010. Additional claims may be pursued in the future by certain individual lot owners within the Mountain Lakes subdivision in connection with these matters, but it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters, including the likelihood that any such loss may exceed the amount accrued.

Catawba Falls Preserve Homeowner’s Association Demand Letter

By letter dated October 2, 2008, the Catawba Falls Preserve Homeowners Association demanded payment for (i) construction of pedestrian pathways and certain equestrian stables allegedly promised by us but never constructed, (ii) repairs to roads and culverts within the community, and (iii) landscaping improvements to the community’s gated entrance. The parties have reached tentative settlement of the matter but several details remain to be resolved before the matter will be concluded. As such, the parties have executed a tolling agreement which is effective until June 30, 2010. As of March 31, 2010, we have accrued approximately $330,000 covering cash payments and conveyance of two (2) vacant parcels within the community to the homeowners association. There is no assurance that this matter will be settled on the contemplated terms, or at all, or that the amounts which we may ultimately owe with respect to this matter will not be in excess of the amounts which we have accrued.

Marshall, et al. Lawsuit regarding Community Amenities

On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., Plaintiffs brought suit against us alleging fraud, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision we developed in Montgomery County, Texas. More specifically, the Plaintiffs allege misrepresentation concerning the usability of the lakes within the community for fishing and sporting and the general level of quality at which the community would be developed and thereafter maintained. The lawsuit seeks material damages and the estimated cost to remediate the lake is $600,000. We intend to vigorously defend the lawsuit.

Schawrz, et al. Lawsuit regarding Community Amenities

On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, Plaintiffs brought suit against us alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. Plaintiff subsequently withdrew the fraud and misrepresentation counts and replaced them with a count alleging violation of racketeering laws, including mail fraud and wire fraud. On January 25, 2010, Plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons who claim to be harmed by the alleged activities in a similar manner as Plaintiffs. No decision has yet been made by the Court as to whether they will certify a class. We deny the allegations and intend to vigorously defend the lawsuit.

12. Related Party Transactions

During the first quarter of 2010, we incurred fees of approximately $850,000 for a variety of management advisory services performed by Snapper Creek Equity Management, LLC, a subsidiary of BFC Financial Corporation (“BFC”). BFC beneficially owns approximately 52% of our common stock. In addition, Alan B. Levan and John E. Abdo, our Chairman and Vice Chairman, respectively, serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively, and may be deemed to control BFC by virtue of their ownership position in BFC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making the following statements to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factors section of such filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this Quarterly Report in some cases have affected, and in the future could affect, our actual results and could cause them to differ materially from those expressed in any forward-looking statements.

•	The state of the economy, generally, interest rates and the availability of financing affect our ability to market VOIs and residential homesites.

•	We would incur substantial losses and our liquidity position could be adversely impacted if the customers we finance default on their obligations.

•	Our business plan historically has depended on our ability to sell or borrow against our notes receivable to support our liquidity and profitability.

•

While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that our business and profitability will not otherwise continue to depend on our ability to obtain financing, which may not be available on favorable terms, or at all.

•

Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect, and our new credit underwriting standards may not have the anticipated favorable impact on performance.

•	Our future success depends on our ability to market our products successfully and efficiently.

•	We are subject to the risks of the real estate market and the risks associated with real estate development, including the declines in real estate values and the deterioration of real estate sales.

•

Our adoption on January 1, 2010 of accounting guidance requiring the consolidation of our special purpose finance entities had a material adverse impact on our net worth, leverage, and book value per share, and could have an adverse impact on our profits in the future.

•

We may not be successful in increasing or expanding our fee-based services relationships and our fee-based service activities may not become an increasing portion of our business or generate profits, which may have an adverse impact on our results of operations and financial condition.

•	Claims for development-related defects could adversely affect our financial condition and operating results.

•	The resale market for VOIs could adversely affect our business.

•

We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations.

•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our business.

•	The ratings of third-party rating agencies could adversely impact our ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital.

•

We have significant debt maturing in the near term which could adversely impact our liquidity position, and, if necessary, we may not be successful in refinancing the debt on favorable terms, if at all.

•	The loss of the services of our key management and personnel could adversely affect our business.

Executive Overview

Our results for the first quarter of 2010 reflect our continued efforts to improve our cash flows from operations by targeting higher cash down payments on sales of VOIs, by limiting the number of VOI sales for which we provide financing and by improving our selling and marketing efficiencies in our Resorts Division. Our results also reflect our efforts to increase our cash fee-based service businesses. While our cash flows from operations and our Resorts Division segment operating margin reflects the success of these efforts, the Communities Division continued to be impacted low consumer demand for homesites, during the quarter.

Additionally, during the first quarter of 2010:

•

Our Communities Division generated a segment operating loss of $7.7 million, including a non-cash charge of $5.3 million associated with the write-down of certain completed inventory to net realizable value.

•

The adoption of SFAS 167 on January 1, 2010 resulted in our consolidation of seven existing special purpose financing entities that are associated with past securitization transactions. In addition to the material changes to our Balance Sheet (see Note 2 in our Notes to the Condensed Consolidated Financial Statements), the consolidation of these special purpose finance entities impacted the Statement of Operations during the first quarter of 2010 by increasing our interest income from VOI notes receivable and increasing interest expense on notes payable, compared to prior periods.

•

We recorded a charge of approximately $10.7 million to increase the reserve for loan losses on our VOI notes receivables generated prior to December 15, 2008, most of which were accounted for off-balance sheet prior to January 1, 2010.

During the first quarter of 2010, our Resorts Division operated 21 sales offices and completed 4,795 sales transactions. This compares to 18 sales offices and 3,770 completed sales transactions during the first quarter of 2009. While we believe our Communities business continues to be impacted by the deterioration of the real estate market, it generated higher sales volume in the first quarter of 2010 compared to 2009, as a result of changes to its pricing and marketing strategy which resulted in lower average sales prices per homesite during the first quarter of 2010 compared to the first quarter of 2009.

As we discuss further under “Liquidity and Capital Resources”, our Resorts sales operations are materially dependent on the availability of liquidity in the credit markets. Historically, we have provided financing to a significant portion of our Bluegreen Resorts customers. Such financing typically involves the consumer making a minimum 10% cash down payment, with the balance being financed by us over a ten-year period. As Bluegreen Resorts’ selling, general and administrative expenses typically exceed the cash down payment, we have historically maintained credit facilities pursuant to which we pledged or sold our consumer notes receivable. Furthermore, we also engaged in private placement term securitization transactions or similar arrangements to periodically pay down all or a portion of our note receivable credit facilities.

There has been and continues to be an unprecedented disruption in the credit markets that has made obtaining additional and replacement external sources of liquidity more difficult and, if available, more expensive. The term securitization market continues to be limited and, as a result, we believe that financial institutions have been and continue to be more cautious about entering into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of our lenders, have announced that they will either be exiting the finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have generally been unavailable to us.

While we believe that the market for our Resorts product remains relatively strong, we are continuing to deemphasize our sales operations to conserve cash because of the uncertainties in the credit markets. In an effort to conserve cash and availability under our note receivable credit facilities, we implemented strategic initiatives which have included closing certain sales offices; eliminating what we identified as lower-efficiency marketing programs; emphasizing cash sales and higher cash down payments as well as pursuing other cash-based services; reducing overhead, including eliminating a significant number of staff positions across a variety of areas at various locations; limiting sales to borrowers who meet newly applied underwriting standards; and increasing interest rates on new sales transactions for which we provide financing. Our goal was and continues to be to limit the number of VOI sales while increasing the ultimate profitability of the sales we do make. Additional information on our strategic initiatives is provided in “Liquidity and Capital Resources” below. We believe that we have adequate timeshare inventory to satisfy our projected sales for 2010 and, based on anticipated sales levels, for a number of years thereafter.

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

While the vacation ownership business has historically been capital intensive, our goal is to leverage our sales and marketing, mortgage servicing, resort management, title and construction expertise to generate fee-based-service relationships with third parties that produce positive cash flows and require less capital investment. As of March 31, 2010, we were providing resort management services to four resorts and we began providing management services at a fifth resort during April 2010. During the three months ended March 31, 2010, we sold $15.8 million of third party inventory and earned sales and marketing commissions of approximately $10.2 million, as well as title fees on such transactions. No such sales occurred for the same period in 2009, as we did not begin selling third party developer inventory until July 2009. We also provide resort design and development services and mortgage services under certain of these arrangements. We intend to pursue additional fee-based services relationships, and while there is no assurance that this will be the case, we believe that these activities will become an increasing portion of our business over time.

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

Our Bluegreen Communities business has been, and continues to be, adversely impacted by the deterioration in the real estate markets. We have experienced a material decrease in demand, and a significant decrease in sales volume. We have significantly reduced prices on certain of our completed homesites in an attempt to increase sales activity and in certain of our Communities’ inventories have been written down to net realizable value. There can be no assurances that future changes in our intentions or pricing will not result in future material charges or adjustments to the carrying amount of our inventory or otherwise adversely impact our results and financial condition in the future.

We have historically financed a majority of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries. The allowance for loan losses by segment as of December 31, 2009 and March 31, 2010 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2009:
Notes receivable – non-securitized	$182,191	$4,901	$187,092
Notes receivable – securitized	169,041	—	169,041

	351,232	4,901	356,133
Allowance for loan losses	(46,302)	(524)	(46,826)

Notes receivable, net	$304,930	$4,377	$309,307

Allowance as a % of gross notes receivable	13%	11%	13%

March 31, 2010:
Notes receivable– non-securitized	$173,374	$5,173	$178,547
Notes receivable – securitized	601,052	—	601,052

	774,426	5,173	779,599
Allowance for loan losses	(123,573)	(383)	(123,956)

Notes receivable, net	$650,853	$4,790	$655,643

Allowance as a % of gross notes receivable	16%	7%	16%

We believe that relatively high unemployment in the United States and adverse economic conditions in general have adversely impacted the performance of our notes receivable portfolio. However, although there is no assurance that this will be the case, we anticipate that credit underwriting standards on new loan originations which we implemented in December 2008 and increases in customer equity in the existing loan portfolio will have a favorable impact on the performance of the portfolio over time.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us were as follows:

Average Annual Default Rates	12 Month Period Ended March 31,

Division	2009	2010

Bluegreen Resorts
Loans originated prior to December 15, 2008	11.4%	15.3%
Loans originated on or after December 15, 2008	—	2.4	%(3)
Bluegreen Communities	7.3%	7.4%

Delinquency Rates(2)	As of,

Division	December 31,		March 31,
	2009		2010

Bluegreen Resorts
Loans originated prior to December 15, 2008	6.0%		4.9%
Loans originated on or after December 15, 2008	1.9%		2.1	%(3)
Bluegreen Communities	22.5	(1)%	15.2%

(1)

As of December 31, 2009, we were in the process of foreclosing on a total of nine Bluegreen Communities’ receivables. Had we completed the foreclosure process in 2009, the Bluegreen Communities delinquency rate would have been approximately 17% as of December 31, 2009.

(2)	The percentage of our serviced VOI notes receivable portfolio that was over 30 days past due as of the dates indicated.

(3)	Reflects the impact of our credit underwriting standards as well as our policy that loans are not defaulted until after 120 days past due.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable recovering the related VOI that secured the note receivable, typically soon after default and at little or no cost. In cases where Bluegreen has retained ownership of the vacation ownership note receivable, the VOI is recovered and resold in the normal course of business. In most cases the resale of the VOIs partially mitigates the economic loss from the default, as these recoveries generally range from approximately 40% to 100% of the defaulted principal balance depending on the age of the defaulted receivable.

The deteriorating credit markets have negatively impacted our financing activities. While the credit markets appear to be recovering, the number of securitization and hypothecation transactions being consummated in the market overall remains below historical levels and we believe that those that are consummated are more difficult to effect and are generally priced at a higher cost than in prior periods. There can be no assurance that we will be able to secure financing for our VOI notes receivable on acceptable terms, if at all.

Since 2009, we have renewed or extended certain of our existing credit facilities and debt maturities (See the “Liquidity and Capital Resources” section for further information). In connection with such renewals and extensions, we have, in certain cases, agreed to pay higher interest rates and fees. In addition, conditions in the commercial credit markets are expected to increase interest rates on new debt we may obtain from time to time in the future. Any such increased interest rates would increase our expenses and adversely impact our results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies, see Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2009.

Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting standards which we have not yet adopted that are expected to have a material effect on our financial condition, results of operations or cash flows.

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

	Bluegreen Resorts		Bluegreen Communities			Total

	Amount	Percentage of Sales	Amount	Percentage of Sales		Amount	Percentage of Sales

	(dollars in thousands)

Three Months Ended March 31, 2009:

System-wide sales (1)	$41,066
Change in sales deferred under timeshare accounting rules	10,352
Estimated uncollectible VOI notes receivable	(7,898)

System-wide sales, net	43,520	100%	2,335	100%		45,855	100%
Less: Sales of third-party VOIs	—	—	—	—		—	—

Sales of real estate	43,520	100%	2,335	100%		45,855	100%
Cost of real estate sales	(11,215)	(26)	(890)	(38)		(12,105)	(26)

Gross profit	32,305	74	1,445	62		33,750	74
Other resort and communities operations revenues	13,616	31	350	15		13,966	30
Cost of other resort and communities operations	(9,857)	(23)	(600)	(26)		(10,457)	(23)
Selling and marketing expenses	(24,730)	(56)	(1,134)	(48)		(25,864)	(56)
Segment general and administrative expenses (2)	(3,775)	(9)	(1,463)	(63)		(5,238)	(11)

Segment operating profit (loss)	$7,559	17%	$(1,402)	(60)%		$6,157	14%

	Bluegreen Resorts		Bluegreen Communities			Total

	Amount	Percentage of Sales	Amount	Percentage of Sales		Amount	Percentage of Sales

	(dollars in thousands)

Three Months Ended March 31, 2010:

System-wide sales (1)	$55,838
Change in sales deferred under timeshare accounting rules	(2,497)
Estimated uncollectible VOI notes receivable on current period system-wide sales	(4,310)

System-wide sales, net	49,031	100%	3,666	100%		52,697	100%
Less: Sales of third-party VOIs	(15,754)	(32)	—	—		(15,754)	(30)
Adjustment to allowance for loan losses	(10,704)	(22)	—	—		(10,704)	(20)

Sales of real estate	22,573	46	3,666	100		26,239	50
Cost of real estate sales	(6,088)	(27)*	(8,360)	(228)		(14,448)	(55	) *

Gross profit	16,485	73 *	(4,694)	(128)		11,791	45	*
Fee-based sales commission revenue	10,180	21	—	—		10,180	19
Other resort and communities operations revenues	15,976	33	351	10		16,327	31
Cost of other resort and communities operations	(11,475)	(23)	(747)	(20)		(12,222)	(23)
Selling and marketing expenses	(27,949)	(57)	(1,021)	(28)		(28,970)	(55)
Segment general and administrative expenses (2)	(4,000)	(8)	(1,631)	(45)		(5,631)	(11)

Segment operating loss	$(783)	(2)%	$(7,742)	(211	) %	$(8,525)	(16	) %

*Resort cost of sales and Gross profit are calculated as a percentage of sales of real estate.

(1)	Includes sales of VOI’s made on behalf of third parties, which are effected through the same process as the sale of our vacation ownership inventory, and involve similar selling and marketing costs.

(2)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $10.9 million and $13.6 million for the three month ended March 31, 2009 and 2010, respectively. (See Corporate General and Administrative Expenses below for further discussion).

Bluegreen Resorts – Resort Sales and Marketing

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third-party developers for a fee for the periods indicated. The information is provided before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules:

	For the Year Ended March 31,

	2009	2010

Number of Bluegreen VOI sales transactions	3,770	3,478
Number of sales made on behalf of third party developers for a fee	—	1,317

Total VOI sales transactions	3,770	4,795

Average sales price per transaction	$10,860	$11,618
Number of total prospects tours	22,029	29,553
Sale-to-tour conversion ratio– total prospects	17.1%	16.2%
Number of new prospects tours	12,704	15,408
Sale-to-tour conversion ratio– new prospects	13.4%	12.1%

System-wide VOI sales. In July 2009, we began selling VOIs on behalf of third party developers for a fee. These sales are transacted through the same selling and marketing process we use to sell our owned VOI inventory. Our system-wide sales include all sales of Bluegreen Vacation Club products, regardless of whether the underlying VOI sold is owned by us or that of one of our fee-based clients. During the first quarter of 2010, the number of prospects which we toured increased compared to the same period of 2009. While we were successful at increasing the number of total prospects as well as the average sales price per transaction, we did experience a lower sale-to-tour conversion ratio in the first quarter of 2010 compared to the same period of 2009. Sales to owners accounted for 62% of system-wide sales during the first quarter of 2010 as compared to 53% during the same period in 2009.

Sales of Bluegreen Owned VOIs. Bluegreen Resorts’ gross sales (prior to the impact of estimated uncollectible VOI notes receivable) decreased $13.8 million, or 27%, during the three months ended March 31, 2010 as compared to the same period in 2009. The decrease in sales of Bluegreen owned VOIs reflects our increased emphasis on our efforts to effect VOI sales on behalf of our fee-based clients. In addition during the first quarter of 2010 we deferred approximately $2.5 million of sales compared to the recognition in the first quarter of 2009 of $10.4 million of previously deferred sales.

VOI revenue was reduced by our estimate of future uncollectible VOI notes receivable of $4.3 million and $7.9 million during the first quarter of 2010 and 2009, respectively. Estimated losses from uncollectibles vary with the amount of financed sales during the periods, as well as by our estimates of future note receivable performance for newly originated loans and our estimate of the future performance of our existing loan portfolio. During the first quarter of 2010, we increased our existing allowance to reflect the expected performance of our notes receivable generated prior to December 15, 2008, which were not subject to the new underwriting standards we adopted at that time and which were mostly previously accounted for off-balance sheet. This increase in our allowance resulted in a charge against sales of approximately $10.7 million during the first quarter of 2010.

Bluegreen Resorts’ gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period and the size of the point packages of the VOIs sold. The decrease in gross margin percentage during the first quarter of 2010 as compared to the first quarter of 2009 reflects the charge against sales discussed above for the change in estimated uncollectibles, partially off-set by the lower carrying cost of VOI inventory sold in the first quarter of 2010 as a result of adopting the provisions of SFAS No. 167. See Note 2 to our Condensed Consolidated Financial Statements for additional information about the impact that the adoption of SFAS No. 167 on January 1, 2010 had on our balance sheet.

Sales and marketing fee-based services. In July 2009, we began selling and marketing third parties’ vacation ownership inventory for a fee (one of our “fee-based services”). These sales are effected through the same process as the sale of our vacation ownership inventory, and entail similar selling and marketing costs. We earn our commission upon closing of the sales transaction and are generally paid our cash fees within 30 days.

During the first quarter of 2010, we sold $15.8 million of third party developer inventory and earned sales and marketing commissions of $10.2 million. Based on an allocation of our selling, marketing and segment general and administrative expenses to these sales, we believe we generated approximately $0.9 million in pre-tax profit by providing these sales and marketing fee-based services in the first quarter of 2010. We anticipate that fee-based services will be a greater portion of our revenues in the future.

Resort Sales and Marketing Expenses. As a result of an increased number of tours and the operation of additional sales offices, selling and marketing expenses for Bluegreen Resorts increased $3.2 million, or 13%, during the first quarter of 2010 as compared to the same period in 2009. As a percentage of system-wide sales, net, selling and marketing expenses increased to 57% during the first quarter of 2010 from 56% during the same period in 2009, due primarily to a lower tour-to-sale conversion rate in the first quarter of 2010 compared to the first quarter of 2009. This was partially off-set by a higher proportion of sales in the first quarter of 2010 to existing owners, which carry a relatively lower marketing cost. We believe that selling and marketing expenses as a percentage of gross VOI sales is an important indicator of the performance of Bluegreen Resorts and our performance as a whole. No assurance can be given that selling and marketing expenses will not increase as a percentage of gross VOI sales in future periods.

General and administrative expenses for Bluegreen Resorts increased $0.2 million, or 6%, during the first quarter of 2010 as compared to the first quarter of 2009, primarily the result of operating more sales offices. As a percentage of system-wide sales, net, field general and administrative expenses decreased from 9% during the first quarter of 2009 to 8% during the first quarter of 2010.

As of March 31, 2010, approximately $12.1 million and $7.2 million of sales and Segment Operating Profit, respectively, were deferred under the applicable timeshare accounting rules because such sales did not yet meet the minimum required buyer’s initial investment. This compares to $9.6 million and $4.6 million of sales and Segment Operating Profit, respectively, deferred as of December 31, 2009.

Resort Management and Other Services

The following table sets forth pre-tax profit generated from our resort management and other services (in thousands):

	For the Three Months Ended March 31,

	2009	2010

Resort Management Operations	$5,179	$6,719
Title Operations	945	1,471
Net Carrying Cost of Developer Inventory	(2,882)	(3,551)
Other	517	(138)

Total	$3,759	$4,501

Resort Management Operations gross profit increased $1.5 million, or 30%, during the first quarter of 2010 as compared to the same period in 2009, as a result of additional fees earned by providing services to more VOI owners and from managing more timeshare resorts on behalf of property owners’ associations. Additionally, as of March 31, 2010, we managed 40 timeshare properties and hotels compared to 34 as of March 31, 2009, primarily as a result of the additional management contracts entered into in connection with our fee-based services.

Gross profit generated from our title operations fluctuates based upon the number of VOI sales transactions processed by our title company subsidiary and on the mix of VOI inventory sold (third party closing costs vary by the location of underlying real estate sold). The increase in profit during the first quarter of 2010, as compared to the same period of 2009 reflects the increase in the number of system-wide VOI sales transactions.

We intend to continue to pursue our efforts to provide resort management and title services to third-party resort developers and others, on a cash-fee basis. While there is no assurance that we will be successful, we hope that this will become an increasing portion of our business over time.

The carrying costs of our VOI inventory include maintenance fees and developer subsidies on VOIs in our inventory paid to the property owners’ associations that maintain our resorts. We partially mitigate this expense, to the extent possible, through the rental of our owned VOI units. Accordingly, the net carrying cost of developer inventory fluctuates with the number of VOI units we hold and the number of resorts subject to a developer subsidy arrangement during a period, as well as revenue from rental and sampler activity realized. During the first quarters of 2009 and 2010, the carrying cost of our developer inventory totaled approximately $5.6 million and $5.8 million, respectively, and was off-set by rental/sampler revenue, net of expenses, of $2.7 million and $2.2 million, respectively, during those periods.

Bluegreen Communities

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, and excluding sales of bulk parcels:

	For the Three Months Ended March 31,

	2009	2010

Number of homesites sold	43	66
Average sales price per homesite	$73,725	$58,191

Communities’ sales increased $1.3 million, or 57%, during the first quarter of 2010, as compared to the first quarter of 2009. Sales at Bluegreen Communities have been, and continue to be, adversely impacted by the deterioration of the economy generally and the real estate markets, in particular. We have experienced continued low demand, especially in our higher priced premium homesites. We have significantly reduced prices on completed homesites at certain communities, which we believe contributed to the increase in our sales during the three months ended March 31, 2010 as compared to the same period in 2009. The decline in our average sales price per homesite in 2010 from 2009 reflects the sale of these reduced price homesites as well as increased sales at communities with lower price levels. Before giving effect to the percentage-of-completion method of accounting and state rescission statutes, during the first quarter of 2010, we entered into contracts to sell homesites totaling $3.7 million, as compared to $3.1 million during the first quarter of 2009. The tables below set forth information with respect to contracts to sell homesites at March 31, 2010 (in thousands):

	Contracts to Sell Property at Projects Not Substantially Sold Out at March 31, 2010

	2009	2010	Difference

Project
Vintage Oaks at the Vineyard	$877	$1,923	$1,046
Havenwood at Hunter’s Crossing	306	381	75
Lake Ridge at Joe Pool Lake	499	203	(296)
King Oaks	229	313	84
Chapel Ridge	—	150	150
The Bridges at Preston Crossings	38	—	(38)
Sugar Tree on the Brazos	99	—	(99)
Sanctuary Cove	—	127	127

Total	$2,048	$3,097	$1,049

	Contracts to Sell Property at Projects Substantially Sold Out at March 31, 2010

	2009	2010	Difference

Project
Mystic Shores	$408	$—	$(408)
Saddle Creek Forest	120	345	225
Miscellaneous	512	255	(257)

Total	1,040	600	(440)

Total Contracts	$3,088	$3,697	$609

Bluegreen Communities’ sales were increased by $15,000 during the first quarter of 2009 and were decreased by $136,000 during the first quarter of 2010 as a result of the application of the percentage-of-completion method of accounting.

As a result of our continued depressed sales volume, reduced prices, and the impact of current sales levels on the forecasted sell-out period of our projects, we recorded non-cash charges to cost of real estate sales of approximately $168,000 and $5.3 million during the first quarters of 2009 and 2010, respectively, to write-down the inventory balances of certain phases of our completed properties to their estimated net realizable value. We calculated the estimated net realizable value of these properties based on our analysis of their estimated future cash flows, given what we believe to be reasonable assumptions. Should the adverse condition in the real estate market continue or deteriorate further, or if other factors change our assumptions about the future, it may be necessary to record additional charges with respect to these or other projects in the future.

Our Communities homesite inventory consists of substantially completed homesites held for sale and land held for the development of additional homesites in the future. We intend to continue to sell our homesites pursuant to Bluegreen Communities’ current retail sales model and based on the sales prices being realized on our homesites and our forecasts of sales pace, we believe that our Communities inventory is being carried at the

In addition to the inventory charges, Bluegreen Communities’ gross margin was negatively impacted in the first quarter of 2010 and 2009 by the reductions in sales prices of certain completed homesites. Variations in cost structures and the market pricing of homesites available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.), also impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting and the impact of selling homesites previously written-down, will cause variations in gross margin between periods.

Other Communities operations historically included the operation of several daily fee golf courses, as well as realty resale operations at several of our residential land communities. On December 30, 2009, we sold four of our golf courses located in North Carolina and Virginia and have reported the operating results of the these golf courses as discontinued operations. As a result of those sales, we owned and operated two golf courses at March 31, 2010. Other Communities operations generated a pretax loss of $396,000 in the first quarter of 2010 compared to a pretax loss of $250,000 in the same period of 2009.

Our golf course operations periodically may incur higher losses during periods of low level of play, especially during the winter months, and as a result of fixed operating expenses and high maintenance costs. Also, our two remaining golf courses are still in their early years of operations. We believe that the operating results of these courses may improve as individuals who have purchased homesites in the communities in which these courses are located build their homes and begin living in the community, as this should increase the amount of play on our golf courses. However, there is no assurance that such improvement in operating results will be achieved.

Total selling and marketing expenses for Bluegreen Communities decreased $113,000, or 10%, during the first quarter of 2010 as compared to the same period in 2009. As a percentage of sales, selling and marketing expenses decreased from 48% during the first quarter of 2009 to 28% during the first quarter of 2010, reflecting our continued efforts to focus our advertising spending on a regionally-based sales and marketing strategy.

Bluegreen Communities’ general and administrative expenses increased $168,000, or 11%, during the first quarter of 2010 as compared to the first quarter of 2009.

We have organized a real estate advisory services business and intend to pursue possible opportunities to use our core competencies to provide asset management, market research and other real estate consulting services to third parties on a fee basis. However, there is no assurance that we will be successful in doing so.

As of March 31, 2010, Bluegreen Communities had $600,000 of sales and $216,000 of segment operating profit deferred under percentage-of-completion accounting. As of December 31, 2009, Bluegreen Communities had $500,000 of sales and $182,000 of segment operating profit deferred under percentage-of-completion accounting.

Finance Operations

As of March 31, 2010, our finance operations included the ongoing excess interest spread earned on over $779.6 million of notes receivable. This amount reflects the consolidation on January 1, 2010 of notes receivable held by seven of our special purpose finance entities that were previously not consolidated by us in accordance with then-prevailing generally accepted accounting principles (see Note 2 to our Condensed Consolidated Financial Statements for additional information).

Income from Notes Receivable Portfolio and Mortgage Servicing Operations. The following table details the sources of income and related expenses associated with our notes receivable portfolio (in thousands):

	For the Three Months Ended March 31,

	2009	2010

Interest Income:
VOI notes receivable
Non-Securitized	$6,738	$6,159
Securitized	5,856	21,287
Retained interest in notes receivable sold	5,810	—
Other	89	45

Total interest income	18,493	27,491

Servicing Fee Income:
Securitized notes receivable	2,057	—
Fee-based services	—	13

Total income	20,550	27,504

Interest Expense:
Receivable-backed notes payable
Non-Recourse	863	9,985
Recourse	1,154	1,299

Total receivable-backed note interest expense	2,017	11,284
Cost of mortgage servicing operations	672	730

Total expenses	2,689	12,014

Pre-tax income on notes receivable portfolio and mortgage servicing operations	$17,861	$15,490

The increase in interest income on notes receivable during the first quarter of 2010 as compared to the first quarter of 2009 reflects a higher average balance of our vacation ownership notes receivable and to a lesser extent, higher interest rates charged on timeshare loans originated after December 15, 2008. As discussed above, the average balance of our notes receivable increased during the first quarter of 2010 as a result of the consolidation of notes receivable held by seven of our special purpose finance entities. Accounting rules previously required that the assets and liabilities of these special purpose finance entities to be treated off balance. Accordingly, under such accounting we did not recognize interest income on notes receivable, but rather we recognized interest income through the accretion of interest on our retained interests in the notes held by these entities.

Mortgage Servicing Operations. Our mortgage servicing operations include recording and processing payments, and performing collection of our owned notes receivable, as well as collecting payments on notes receivable owned by third parties. In addition, our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities, as well as perform monthly reporting activities for our lenders and receivable investors. Prior to the adoption of SFAS No. 167 on January 1, 2010, we recognized servicing fee income for providing mortgage servicing for notes receivable that had been sold to off-balance sheet special purpose finance entities and for providing loan services to other third-party portfolio owners, on a cash-fee basis. Effective January 1, 2010, we ceased recognizing servicing fee income for providing mortgage servicing to our special purpose finance entities as such entities are now consolidated (see Note 2 to our Condensed Consolidated Financial Statements for additional information).

During the first quarter of 2010, servicing fee income represented mortgage servicing fees earned on behalf of a third-party lender in connection with one of our fee-based services arrangements. As of March 31, 2010, the total amount of notes receivable serviced by us under this arrangement was $6.7 million.

Interest Expense on Receivable-Backed Notes Payable. Interest expense on receivable-backed notes payable was $2.0 million and $11.3 million for the first quarter of 2009 and 2010, respectively. The increase in 2010 reflects a higher average debt balance due to the recognition of approximately $411.4 million of non-recourse receivable-backed debt as a result of the consolidation of our special purpose finance entities as of January 1, 2010. As stated above, accounting rules previously in effect required that the assets and liabilities of these special purpose finance entities be treated off balance sheet and, accordingly, we historically did not recognize an obligation for the receivable-backed debt of the special purpose finance entities nor did we recognize the related interest expense on such debt.

Other Interest Expense. Other interest expense was $6.2 million and $5.8 million for the first quarters of 2009 and 2010, respectively, reflecting a lower average debt balance as a result of the repayment of our lines-of-credit and notes payable, partially offset by higher interest rates on our renegotiated debt agreements and significantly lower amounts capitalized to construction in progress.

Total interest expense capitalized to construction in progress was $0.9 million and $71,000 for the first quarters of 2009 and 2010, respectively. Interest expense capitalized to construction in progress varies based upon the amount of construction and development spending.

Our effective cost of borrowing, including interest expense on our receivable-backed notes payable, was 4.85% and 6.35% for the three months ended March 31, 2009 and 2010, respectively.

Corporate General and Administrative Expenses

Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Corporate general and administrative expenses, excluding mortgage servicing operations, were $10.9 million and $13.6 million for the first quarter of 2009 and 2010, respectively.

The $2.7 million, or 25%, increase in corporate general and administrative expenses during first quarter of 2010 as compared to first quarter of 2009, consists primarily of additional costs in the first quarter of 2010 associated with management consulting services and other increased professional fees.

For a discussion of field selling, general and administrative expenses, see Sales and Field Operations above.

Discontinued Operations. During the fourth quarter of 2009, we sold four of our golf courses located in North Carolina and Virginia. The results of these golf courses are presented as discontinued operations and consist of the following:

Three Months ended March 31, 2009

Golf operations revenue	$1,130
Cost of operations	1,350

Loss from discontinued operations before provision for income taxes	(220)

Benefit for income taxes	(78)

Loss from discontinued operations	$(142)

Other Income (expense), Net. Other expense, net was $535,000 for the three months ended March 31, 2009 as compared to other income, net of $332,000 for the three months ended March 31, 2010. Other expense, net during the first quarter of 2009 consisted primarily of additional restructuring charges incurred in connection with the implementation of our strategic initiatives during the quarter of approximately $483,000.

Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, our 51%-owned subsidiary, in our consolidated financial statements (See Note 1 of the Notes to Consolidated Financial Statements for further information). The non-controlling interests in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in Bluegreen/Big Cedar Vacations, LLC. Non-controlling interest in income of consolidated subsidiary was $1.2 million and $1.5 million for the first quarter of 2009 and 2010, respectively.

Provision for Income Taxes. Our effective income tax rate was approximately 39% and 42% during the first quarter of 2009 and 2010, respectively. Our quarterly effective income tax rates are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon our taxable earnings as well as on our mix of taxable earnings amongst the various states in which we operate.

Summary. Our net income was $3.6 million during the three months ended March 31, 2009 and our net loss was $7.9 million during the three months ended March 31, 2010.

Changes in Financial Condition

The following table summarizes our cash flows for the first quarter of 2009 and 2010 (in thousands):

	For the Three Months Ended March 31,

	2009	2010

Cash flows (used in) provided by operating activities	$(23,468)	$25,369
Cash flows provided by (used in) investing activities	4,888	(1,098)
Cash flows provided by (used in) financing activities	12,635	(43,811)

Net decrease in cash and cash equivalents	$(5,945)	$(19,540)

Cash Flows From Operating Activities. Cash flows from operating activities increased $48.8 million from net cash outflows of $23.5 million during the first quarter of 2009 to net cash inflows of $25.4 million during the first quarter of 2010. This increase in cash flows from operating activities was primarily a result of significantly lower 2010 development spending and the adoption of SFAS No. 167. The adoption of SFAS 167 required us to consolidate the assets, liabilities, and operations of seven special purpose finance entities (See Note 2 of our Notes to Condensed Financial Statements). The consolidation of the entities resulted in changes to our cash flow statement in the form of additional cash receipts from securitized notes receivable now being included in operating cash flows. Previously, these special purpose finance entities were not consolidated and the net cash flow associated with their operations (which consist of collecting principal and interest payments on notes receivable and making interest and debt repayments) was recorded as a component of investing activities as cash received from retained interests. The increase also relates, to a lesser extent, our successful efforts to receive larger down payments and generate a higher percentage of cash VOI sales, as well as our fee-based operations, which are substantially on a cash basis.

Cash Flows From Investing Activities. Cash flows from investing activities decreased $6.0 million from net cash inflows of $4.9 million during the first quarter of 2009 to net cash outflows of $1.1 million during the first quarter of 2010. The decrease was primarily the result of the required reclassification of cash received from retained interests in notes receivable sold as a result of the adoption of SFAS No. 167 (as discussed above in “Cash Flows From Operating Activities”) compared to amounts received in the 2009 period. This decrease was partially offset by lower expenditures in the first quarter of 2010 for property and equipment as compared to the same period in 2009.

Cash Flows From Financing Activities. Cash flows from financing activities decreased $56.4 million from net cash inflows of $12.6 million during the first quarter of 2009 to net cash outflows of $43.8 million during the first quarter of 2010. This increase was primarily related to net repayments (i.e., borrowings net of repayments) of $29.7 million related to our debt collateralized by notes receivable during the first quarter of 2010 compared to net borrowings of $7.1 million during the same period in 2009. In addition, we had net repayments of $14.0 million under our lines-of-credit and notes payable for the first quarter of 2010 compared to net borrowings of $5.6 million in the same period in 2009. For additional information on our availability of cash from our existing credit facilities as well as our repayment obligations, see Liquidity and Capital Resources below.

Liquidity and Capital Resources

Our primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our retained interests in notes receivable sold, (iv) cash from our finance operations, including principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites and mortgage servicing fees, and (v) net cash generated from our sales and marketing fee-based services and other resort services, including our resorts management operations, and other communities operations.

Historically, our business model has depended on the availability of credit in the commercial markets. Resorts sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses and exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor in our ability to meet our short and long-term cash needs. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Bluegreen Communities has also historically incurred debt for the acquisition and development of its residential land communities.

Since 2008, there have been unprecedented disruptions in the credit markets, which have made obtaining additional and replacement external sources of liquidity more difficult and more costly in the term securitization market. Market activity continues to be below historical levels and transactions that have been consummated have generally been on more adverse terms. As a result, financial institutions have been cautious about entering into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of our lenders, have announced that they either have or will be exiting the resort finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have generally been unavailable on reasonable terms, if at all.

In the fourth quarter of 2008, we implemented certain strategic initiatives with a view to better positioning our operations in light of the downturn in the commercial credit markets. As a result of these and other initiatives, our VOI sales are materially lower than those which we historically realized. We intend to continue to monitor our results as well as the external environment in order to attempt to adjust our business to existing conditions. The ongoing goals of our strategic initiatives are designed to conserve cash and enhance our financial position, to the extent possible by:

•	Maintaining a significantly reduced sales level (compared to 2008 levels) within our Resorts sales operations in an effort to match our sales pace to our liquidity and known receivable capacity;

•	Emphasizing cash-based business in our sales, resort management and finance operations, with particular focus on growing our fee-based service business;

•	Minimizing the cash requirements of Bluegreen Communities;

•	Maintaining reduced levels of overhead and continuing to seek increasing efficiency;

•	Minimizing capital spending;

•	Working with our lenders to renew, extend, or refinance our credit facilities;

•	Maintaining compliance under our outstanding indebtedness; and

•	Continuing to provide what we believe to be a high level of quality vacation experiences and customer service to our VOI owners.

While we believe that we have realized initial success with our strategic initiatives, there is no assurance that we will be successful in achieving our goals.

While the vacation ownership business has historically been capital intensive, one of our principal goals is to utilize our sales and marketing, mortgage servicing, resort management, title and construction expertise to pursue low-capital requirement, fee-based-service business relationships that produce strong cash flows for us.

While we have successfully extended or refinanced the majority of our debt originally maturing or requiring partial repayment in 2009 and 2010, the advance periods of many of our facilities have or will expire in the near term. We intend to continue our efforts to renew and extend the advance periods under certain of our existing receivable-backed credit facilities, and to seek additional similar credit facilities, and we believe that the implementation of our strategic initiatives has positioned us to address these matters with our existing and future lenders; however, there is no assurance that our efforts will be successful, in which case, our liquidity would be significantly adversely impacted. Further, while we may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, there is no assurance that such financing will be available to us on favorable terms or at all. In light of the current trading price of our common stock, financing involving the issuance of our common stock or securities convertible into our common stock would be highly dilutive to our existing shareholders.

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

Credit Facilities

The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of March 31, 2010. These facilities do not constitute all of our outstanding indebtedness as of March 31, 2010. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of March 31, 2010 (in thousands):

	Revolving Borrowing Limit	Outstanding Balance as of March 31, 2010	Availability as of March 31, 2010	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of March 31, 2010

BB&T Purchase Facility(1)	$150,000	$122,302	$27,698	June 29, 2010; June 5, 2022	Prime + 2.50%; 5.75%
Liberty Bank Facility(1)	75,000	61,817	13,183	Aug. 27, 2010; Aug. 27, 2014	30 day LIBOR+2.50%; 5.75% (2)

Total	$225,000	$184,119	$40,881

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)	Interest charged on this facility is variable, subject to a floor of 5.75%.

BB&T Purchase Facility. On June 30, 2009, we amended and restated an existing timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”), extending the revolving advance period under the facility to June 29, 2010. Should a “takeout financing” (as defined in the applicable facility agreements) occur prior to June 29, 2010, the facility limit will either remain at the current facility limit of $150.0 million or decrease to $100.0 million, under certain circumstances. The BB&T Purchase Facility provides for the sale of our timeshare receivables at an advance rate of 67.5% of the principal balance up to a cumulative purchase price of $150.0 million on a revolving basis, subject to the terms of the facility, eligible collateral and customary terms and conditions. While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.

The existing outstanding balance as of June 30, 2009 initially remained at its then current advance rate of 82.4%; however, we will equally share with BB&T in the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the advance rate on the existing receivables reduces to 67.5% as the outstanding balance amortizes. As of March 31, 2010, the outstanding balance of the BB&T Purchase Facility reflected a ratio of outstanding advances to outstanding receivables transferred to BB&T under the facility of 79.6%. The interest rate on the BB&T Purchase Facility is the prime rate plus 2.5%.

During the first quarter of 2010, we did not pledge any VOI notes receivable to this facility. We made repayments of $9.0 million on the facility during the first quarter of 2010.

Liberty Bank Facility. We have a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial. The facility provides for a 90% advance on eligible receivables pledged under the facility during a two-year period ending on August 27, 2010, subject to customary terms and conditions. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance, if any, due on August 27, 2014. The facility bears interest at a rate equal to the one-month LIBOR plus 2.5%, subject to a floor of 5.75%. As the Liberty Bank facility is revolving, availability under the facility increases up to the $75.0 million facility limit as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid through the expiration of the advance period, pursuant to the terms of the facility.

During the first quarter of 2010, we pledged $8.3 million of VOI notes receivable to this facility and received cash proceeds of $7.5 million. We also made repayments of $4.7 million on the facility during the first quarter of 2010.

In April 2010, we transferred $1.2 million of VOI notes receivable to Liberty and received cash proceeds of $1.1 million. Subsequent to this borrowing, and based on subsequent repayments, we had $13.4 million in availability under this facility.

Other Outstanding Receivable-Backed Notes Payable

We have outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. We had the following outstanding balances under such credit facilities as of March 31, 2010 (in thousands):

	Balance as of March 31, 2010	Borrowing Maturity	Borrowing Rate; Rate as of March 31, 2010

The GE Bluegreen/Big Cedar Facility	$30,392	April 16, 2016	30 day LIBOR+1.75%; 2.00%

Wells Fargo Facility	11,279	December 31, 2010	Prime + 0.25% - 0.50%; 4.00% (1)

The GMAC Receivables Facility	4,701	February 15, 2015	30 day LIBOR+4.00%; 4.25%
Non-recourse Securitization Bonds	394,031	Varies	Varies

Total	$440,403

(1)	Interest charged on this facility is variable and may be subject to a 4.00% floor under certain circumstances.

The GE Bluegreen/Big Cedar Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. During the first quarter of 2010, we repaid $2.4 million on this facility.

The Wells Fargo Facility. We have a credit facility with Wells Fargo Capital Finance, LLC, (“Wells Fargo”). Historically, we have primarily used this facility for borrowings collateralized by the pledge of certain VOI receivables which typically have been our one-year term receivables. The borrowing period for advances on eligible receivables expired on December 31, 2009, and the maturity date of all borrowings is December 31, 2010. The interest rate charged on outstanding receivable borrowings under the facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance under certain sub-lines is greater than or equal to $15.0 million. If the average monthly outstanding loan balance under certain sub-lines is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility and during the first quarter of 2010 $3.1 million was repaid on this facility.

Receivable-Backed Notes Payable previously reported as off-balance sheet.

See Note 5 of our Notes to Condensed Consolidated Financial Statements for information related to the debt obligations that were previously reported off-balance sheet.

Other Effective Receivable Capacity. Pursuant to the terms of certain of our prior term securitizations and similar type transactions, we have the ability to substitute new eligible VOI notes receivable into such facilities in the event receivables that were previously sold in such transactions default or are the subject of an owner upgrade transaction, subject to certain limitations. These substitutions result in us receiving additional cash through our monthly distribution on our retained interest in notes receivable sold. We intend to continue to use this receivable capacity, to the extent possible under the terms and conditions of the applicable facilities.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our resorts or communities inventories. As of March 31, 2010 these included the following significant items (in thousands):

	Balance as of March 31, 2010	Borrowing Maturity (1)	Borrowing Rate; Rate as of March 31, 2010

			30 day LIBOR+4.50%;
The GMAC AD&C Facility	$79,184	June 30, 2012	4.75%
The GMAC Communities			Prime + 2.00%;
Facility	36,886	December 31, 2012	10.00%
			Prime + 1.25 - 1.50%;
The Textron Facility	12,551	Varies by loan (3)	4.50% – 4.75%
			30 day LIBOR + 2.00-2.35;
Wachovia Notes Payable	21,895	Varies by loan (2)	2.25% – 2.60%

Total	$150,516

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between December 31, 2009 and maturity.

(2)	See discussion of the Wells Fargo Term Loan below.

(3)

The maturity date for this facility varies by loan. The maturity date associated with our Odyssey Dells Resort loan is December 31, 2011, which had an outstanding balance of $6.8 million as of March 31, 2010. The maturity date associated with our Atlantic Palace Resort is April 2013, which had an outstanding balance of $5.8 million as of March 31, 2010.

The GMAC AD&C Facility. This facility was used to finance the acquisition and development of certain of our resorts and currently has three outstanding project loans. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”), is June 30, 2012. Approximately $68.9 million was outstanding on this loan as of March 31, 2010. Maturity dates for two project loans related to our Fountains resort in Orlando, Florida (the “Fountains Loans”) are September 2010 and March 2011, with $7.0 million and $3.3 million, respectively, outstanding as of March 31, 2010. Principal payments are effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the GMAC AD&C Facility are sold, subject to periodic minimum required amortization on the Club 36 Loan and the Fountains Loans. The facility bears interest at a rate equal to the 30-day LIBOR plus 4.50%. As of March 31, 2010, we had no availability under this facility. During the first quarter of 2010, we repaid $8.2 million on this facility.

The GMAC Communities Facility (subsequently renamed in April to the H4BG, Facility). We have an outstanding balance under a credit facility (the “GMAC Communities Facility”) historically used to finance our Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the GMAC Communities Facility is secured by certain of our golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia). The period during which we can add additional projects to the GMAC Communities Facility has expired.

The maturity date of this credit facility is December 31, 2012. Principal payments are effected through agreed-upon release prices as real estate collateralizing the GMAC Communities Facility is sold, subject to minimum required amortization. The interest rate on the GMAC Communities Facility is the prime rate plus 2%, subject to the following floors: (1) 10% until the balance of the loan is reduced to $32.6 million, (2) 8% until the balance of the loan is less than or equal to $20 million, and (3) 6% thereafter.

During April 2010, GMAC assigned all rights, title, and interest in the GMAC Communities Facility to H4BG, LP. This assignment did not affect any of the material financial terms of the loan agreement, which will subsequently be called the H4BG, LP Communities Facility. During the first quarter of 2010, we repaid $1.6 million on this facility.

Textron AD&C Facility. We have an existing master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”) with two outstanding sub-loans and no future borrowing capacity. The sub-loan used to acquire and develop our Odyssey Dells resort in Wisconsin Dells, Wisconsin (the “Odyssey Sub-Loan”), had an outstanding balance as of March 31, 2010, of approximately $6.8 million. We pay Textron principal payments as we sell timeshare interests that collateralize the Odyssey Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Odyssey Sub-Loan is December 31, 2011.

The sub-loan used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey was $5.8 million as of March 31, 2010 (the “Atlantic Palace Sub-Loan”). We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.

We have guaranteed all sub-loans under the Textron AD&C Facility. Interest on the Textron AD&C Facility is equal to the prime rate plus 1.25% - 1.50% and is due monthly. During the first quarter of 2010, we repaid $0.2 million on this facility.

Wachovia Notes Payable. As of March 31, 2010, we had approximately $21.9 million of outstanding debt to Wachovia Bank, N.A. (“Wachovia”) under various notes payable collateralized by certain of our timeshare resorts or sales offices (the “Wachovia Notes Payable”). During the first quarter of 2010, we made a required principal payment of $2.6 million related to the various Wachovia Note Payable loans. In April 2010, we executed an agreement with Wells Fargo Bank, N.A. to refinance the remaining $21.9 million outstanding under the Wachovia Notes Payable into a new term loan. See Wells Fargo Term Loan below for further details.

The Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated our notes payable to Wachovia and the line-of-credit issued by Wachovia (discussed below) into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). As described above, the notes payable and line of credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, we made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the existing Wachovia debt. The Wells Fargo Term Loan is scheduled to mature on April 30, 2012 and bears interest at 30-day LIBOR + 6.87%. Principal payments will be effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum required amortization of $5.2 million in 2010, $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, we pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivables as collateral for the Wells Fargo Term Loan. Wells Fargo has the right to receive as additional collateral, the residual interest in one future transaction which creates such a retained interest.

Unsecured Credit Facility – Wachovia Line-of-Credit

As of March 31, 2010, we had an unsecured line-of-credit with Wachovia. During the first quarter of 2010, we repaid $1.2 million on this line-of-credit. In April 2010, the remaining $14.5 million was refinanced by Wells Fargo under the Wells Fargo Term Loan discussed above.

Commitments

Our material commitments as of March 31, 2010 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarizes the contractual minimum principal and interest payments, respectively, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of March 31, 2010 (in thousands):

	Payments Due by Period

	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Contractual Obligations

Receivable-backed notes payable	$11,279	$—	$66,519	$546,724	$624,522
Lines-of-credit and notes payable(2)	65,577	96,325	4,760	5,074	171,736
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	10,747	15,876	10,052	30,051	66,726

Total contractual obligations	87,603	112,201	81,331	692,676	973,811

Interest Obligations(1)

Receivable-backed notes payable	38,626	76,575	74,485	220,428	410,114
Lines-of-credit and notes payable(2)	7,768	6,632	367	988	15,755
Jr. Subordinated debentures	8,728	13,047	11,396	118,946	152,117

Total contractual interest	55,122	96,254	86,248	340,362	577,986

Total contractual obligations	$142,725	$208,455	$167,579	$1,033,038	$1,551,797

(1)	Assumes that the interest rate on variable rate debt remains the same as the rate at March 31, 2010.

(2)

As discussed above we entered into a definitive agreement with Wells Fargo which amended, restated and consolidated the Wachovia Notes Payable and the unsecured line-of-credit issued by Wachovia. The effects of this amendment had the following impact on our contractual commitments, had the amendment been in place as of March 31, 2010, (in thousands):

	Payments Due by Period

	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Contractual Obligations

Total contractual obligations above	$87,603	$112,201	$81,331	$692,676	$973,811
Effects of Wells Fargo amendment	(21,682)	24,736	(464)	(2,590)	—

Total revised contractual obligations	65,921	136,937	80,867	690,086	973,811

Interest Obligations(1)

Total contractual interest above	55,122	96,254	86,248	340,362	577,986
Effects of Wells Fargo amendment	2,132	1,556	(127)	(328)	3,233

Total revised contractual interest	57,254	97,810	86,121	340,034	581,219

Total revised contractual obligations	$123,175	$234,747	$166,988	$1,030,120	$1,555,030

We intend to use cash flow from operations, including cash received from the sale/pledge of VOI notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments required on contractual obligations. While this may not prove to be the case, we believe that we will continue to be successful in renewing certain debt facilities. Based on this and the expected positive impact on our financial position of the strategic initiatives implemented in the fourth quarter of 2008, we believe that we will be in a position to meet required debt payments when we expect them to be ultimately due, however there can be no assurance that this will be the case.

We estimate that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $1.0 million as of March 31, 2010. We estimate that the cash required to complete communities in which sales have occurred was approximately $7.2 million as of March 31, 2010. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made in a sales contract with a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next three to ten years, primarily with cash generated from operations.

There is no assurance that we will be able to generate the cash from operations necessary to complete the foregoing commitments or that actual costs will not exceed those estimated.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities we intend to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and debt maturity extensions discussed above and the availability of credit. We will continue our efforts to renew or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include, what we believe to be, customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. No assurance can be given that we will not be required to seek waivers of such covenants, that we will be successful in obtaining waivers, or that such covenants will not limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. Further, although we do not currently believe that any such transactions are likely to be structured so as to materially limit our ability to pay cash dividends on our common stock or our ability to repurchase shares in the near term; there is, although, no assurance this will remain true in the future. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Off-Balance Sheet Arrangements

We historically monetized our notes receivables through various facilities and through periodic term securitization transactions and other similar arrangements, many of which were accounted for as sales of notes receivable under the accounting requirements in effect at the time. As discussed further in Note 2 of our Notes to Financial Statements, on January 1, 2010, we adopted accounting rules that required us to consolidated seven existing special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance sheet sales treatment. Accordingly, as of March 31, 2010, we do not have any off-balance sheet arrangements.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our reports that we file under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There have not been any material changes in our legal proceedings from those previously disclosed in Item 1, Part 3 of our Annual Report on Form 10-K from the year ended December 31, 2009.

Item 1A.	Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2010, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of March 31, 2010, there were 694,500 shares remaining for purchase under our current repurchase program.

Item 6.	Exhibits.

10.100

Amended, Restated and Consolidated Loan Agreement, dated April 30, 2010, by and between Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A., and Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., and Bluegreen Louisiana, LLC.

10.101

Amended, Restated and Consolidated Promissory Note, dated April 30, 2010 for $35,975,615 by and between Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A., and Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., and Bluegreen Louisiana, LLC.

10.200

Fifth Amendment to Loan Agreement and Other Loan Documents, dated April 16. 2010, by and among Bluegreen Corporation and listed subsidiaries, as borrower and guarantor, and H4BG, L.P. as lender and as assignee of RFC Construction Funding, LLC.

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

BLUEGREEN CORPORATION (Registrant)

Date: May 17, 2010	By:	/S/ JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By:	/S/ ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 17, 2010	By:	/S/ RAYMOND S. LOPEZ

Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)