Form 10-Q
period 2010-06-30
BLUEGREEN CORP
filed 2010-08-06
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 001-09292

Bluegreen Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	03-0300793

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 Conference Way North, Suite 100,
Boca Raton, Florida	33431

(Address of principal executive offices)	(Zip Code)

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

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes ☐     No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2010, there were 32,504,612 shares of the registrant’s common stock, $0.01 par value, outstanding.

BLUEGREEN CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

TRADEMARKS

The terms “Bluegreen®,” “Bluegreen Communities®,” “Bluegreen Getaway Station®,” “Bluegreen Resorts®,” “Bluegreen Vacation Club®,” “Bluegreen Wilderness Club™ at Big Cedar®,” “Colorful Places to Play®,” “Colorful Places To Live And Play®,” “Go Where the Wind Takes You®,” “Leisure Path®,” “See More. Pay Less. Bluegreen Traveler Plus®,” “You’re Going To Like What You See!®,” “Encore Rewards®,” “Outdoor Traveler Logo®,” “Outdoor Traveler Destinations™,” “Prizzma™,” and the “Bluegreen Logo®” are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2009	June 30, 2010

	(1)	(Unaudited)
ASSETS
Unrestricted cash and cash equivalents	$70,491	$63,589
Restricted cash	23,908	50,553
Contracts receivable, net	4,826	1,649

Notes receivable including gross securitized notes of $169,041 and $567,818 (net of allowance of $46,826 and $109,542)	309,307	646,765
Prepaid expenses	7,884	9,526
Other assets	35,054	42,044
Inventory	515,917	466,621
Retained interests in notes receivable sold	78,313	—
Property and equipment, net	85,565	82,303

Total assets	$1,131,265	$1,363,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$14,846	$13,144
Accrued liabilities and other	51,083	50,252
Deferred income	14,883	18,840
Deferred income taxes	87,797	50,216
Receivable-backed notes payable - recourse	111,526	110,365
Receivable-backed notes payable - non-recourse	131,302	485,946
Lines-of-credit and notes payable	185,781	159,886
Junior subordinated debentures	110,827	110,827

Total liabilities	708,045	999,476

Commitments and contingencies (Note 11)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 140,000 shares authorized; 34,099 and 34,076 shares issued at December 31, 2009 and June 30, 2010, respectively	341	341
Additional paid-in capital	187,006	188,673
Treasury stock, 2,756 common shares at both December 31, 2009 and June 30, 2010, at cost	(12,885)	(12,885)
Accumulated other comprehensive loss, net of income taxes	(608)	—
Retained earnings	212,376	147,547

Total Bluegreen Corporation shareholders’ equity	386,230	323,676
Non-controlling interest	36,990	39,898

Total equity	423,220	363,574

Total liabilities and shareholders’ equity	$1,131,265	$1,363,050

(1)

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

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,

	2009	2010

Revenues:
Gross sales of real estate	$65,205	$60,708
Estimated uncollectible VOI notes receivable	(8,650)	(9,588)

Sales of real estate	56,555	51,120

Other resort fee-based services and communities operations revenue	14,042	17,228
Fee-based sales commission revenue	—	12,130
Interest income	17,695	26,926
Other income, net	1,834	—

	90,126	107,404

Costs and expenses:
Cost of real estate sales	22,139	15,346
Cost of other resort fee-based services and communities operations	9,352	10,961
Selling, general and administrative expenses	45,183	55,026
Interest expense	8,100	16,521
Other expense, net	—	721

	84,774	98,575

Income before non-controlling interest, (benefit) provision for income taxes and discontinued operations	5,352	8,829
(Benefit) provision for income taxes	(2,780)	3,151

Income from continuing operations	8,132	5,678
Income from discontinued operations	232	—

Net income	8,364	5,678
Less: Net income attributable to non-controlling interest	1,550	1,369

Net income attributable to Bluegreen Corporation	$6,814	$4,309

Income from continuing operations attributable to Bluegreen Corporation per common share – Basic:
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.21	$0.14
Earnings per share from discontinued operations	0.01	—

Earnings per share attributable to Bluegreen shareholders	$0.22	$0.14

Income from continuing operations attributable to Bluegreen Corporation per common share –Diluted:
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.21	$0.14
Earnings per share from discontinued operations	0.01	—

Earnings per share attributable to Bluegreen shareholders	$0.22	$0.14

Weighted average number of common shares:
Basic	31,076	31,166

Diluted	31,081	31,730

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the Six Months Ended June 30,

	2009	2010

Revenues:
Gross sales of real estate	$118,958	$101,961
Estimated uncollectible VOI notes receivable	(16,548)	(24,602)

Sales of real estate	102,410	77,359

Other resort fee-based services and communities operations revenue	28,008	33,555
Fee-based sales commission revenue	—	22,310
Interest income	36,188	54,417
Other income, net	1,299	—

	167,905	187,641

Costs and expenses:
Cost of real estate sales	34,244	29,794
Cost of other resort fee-based services and communities operations	19,809	23,183
Selling, general and administrative expenses	85,810	103,965
Interest expense	15,435	33,575
Other expense, net	—	389

	155,298	190,906

Income (loss) before non-controlling interest, benefit for income taxes and discontinued operations	12,607	(3,265)
Benefit for income taxes	(407)	(2,625)

Income (loss) from continuing operations	13,014	(640)
Income from discontinued operations	89	—

Net income (loss)	13,103	(640)
Less: Net income attributable to non-controlling interest	2,736	2,908

Net income (loss) attributable to Bluegreen Corporation	$10,367	$(3,548)

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Basic:
Earnings (loss) per share from continuing operations attributable to Bluegreen shareholders	$0.33	$(0.11)
Earnings per share from discontinued operations	—	—

Earnings (loss) per share attributable to Bluegreen shareholders	$0.33	$(0.11)

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share –Diluted:
Earnings (loss) per share from continuing operations attributable to Bluegreen shareholders	$0.33	$(0.11)
Earnings per share from discontinued operations	—	—

Earnings (loss) per share attributable to Bluegreen shareholders	$0.33	$(0.11)

Weighted average number of common shares:
Basic	31,071	31,155

Diluted	31,077	31,155

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2009	2010

Operating activities:
Net income (loss)	$13,103	$(640)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash communities inventory impairment charge	685	5,602
Non-cash stock compensation expense	2,389	1,667
Depreciation and amortization	6,923	7,877
Loss on disposal of property and equipment	64	140
Estimated uncollectible notes receivable	16,640	24,707
Benefit for deferred income taxes	(358)	(2,625)
Interest accretion on retained interests in notes receivable sold	(10,878)	—
Change in operating assets and liabilities:
Contracts receivable	278	3,177
Notes receivable	(7,131)	15,100
Inventory	(1,866)	17,537
Prepaid expenses and other assets	(3,944)	(448)
Change in restricted cash	(7,619)	9,873
Accounts payable, accrued liabilities and other	(23,455)	(2,438)

Net cash (used in) provided by operating activities	(15,169)	79,529

Investing activities:
Purchases of property and equipment	(4,748)	(1,674)
Cash received from retained interests in notes receivable sold	18,375	—

Net cash provided by (used in) investing activities	13,627	(1,674)

Financing activities:
Proceeds from borrowings collateralized by notes receivable	50,597	20,613
Payments on borrowings collateralized by notes receivable	(44,869)	(78,517)
Proceeds from borrowings under lines-of-credit facilities and other notes payable	10,738	—
Payments under lines-of-credit facilities and other notes payable	(8,657)	(25,895)
Payment of debt issuance costs	(526)	(958)

Net cash provided by (used in) financing activities	7,283	(84,757)

Net increase (decrease) in cash and cash equivalents	5,741	(6,902)
Unrestricted cash and cash equivalents at beginning of period	60,561	70,491

Unrestricted cash and cash equivalents at end of period	$66,302	$63,589

Supplemental schedule of non-cash operating, investing and financing activities:

Net change in unrealized gains in retained interests in notes receivable sold	$(3,492)	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUEGREEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

1. Organization and Significant Accounting Policies

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. For further information, refer to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).

Organization

We provide Colorful Places to Live and Play® through our resorts and residential communities businesses. Our resorts business (“Bluegreen Resorts”) markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of others typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Members in the Bluegreen Vacation Club may stay in any of our 55 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays.

Our residential communities business (“Bluegreen Communities”) acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities.

Our other resort and communities operations consist primarily of revenues from resort property and homeowners’ association management services, VOI title services, resort amenity operations, sales incentives provided to buyers of VOIs, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, and variable interest entities for which we are the primary beneficiary. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as we hold a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, have an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and have majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee. We do not consolidate our statutory business trusts formed to issue trust preferred securities as these entities are each variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations (Topic 810). The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions in consolidation.

On January 1, 2010, we adopted Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, or Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (“ASC 860”): Accounting for Transfers of Financial Assets (“ASU 2009-16”) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). The adoption of these standards resulted in our consolidation, on January 1, 2010, of seven special purpose finance entities associated with past securitization transactions. See Note 2 below for more detail. In accordance with then-prevailing generally accepted accounting principles, we previously did not consolidate these special purpose finance entities in our financial statements because the securitization transactions qualified as sales of financial assets.

On December 30, 2009, we sold four of our golf courses located in North Carolina and Virginia for an aggregate purchase price of approximately $9.4 million. The related golf operations for the three and six months ended June 30, 2009 have been presented as discontinued operations in the Condensed Consolidated Statements of Operations.

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

No common shares were issued as a result of stock option exercises during the three and six month ended June 30, 2009 and 2010. Certain shares related to stock options and unvested restricted stock were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect. For the three months ended June 30, 2009 and 2010, securities totaling approximately 4.0 million and 2.2 million shares, respectively, and for the six months ended June 30, 2009 and 2010, securities totaling approximately 4.1 million in each period, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009	2010	2009	2010

Basic and diluted earnings per common share — numerator:
Income (loss) from continuing operations	$8,132	$5,678	$13,014	$(640)
Less: Net income attributable to non-controlling interest	1,550	1,369	2,736	2,908

Income (loss) from continuing operations attributable to Bluegreen Corporation	$6,582	$4,309	$10,278	$(3,548)

Denominator:
Denominator for basic earnings per common share-weighted-average shares	31,076	31,166	31,071	31,155
Effect of dilutive securities:
Stock options and unvested restricted stock	5	564	6	—

Denominator for diluted earnings (loss) per common share-adjusted weighted-average shares and assumed conversions	31,081	31,730	31,077	31,155

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Basic:	$0.21	$0.14	$0.33	$(0.11)

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Diluted:	$0.21	$0.14	$0.33	$(0.11)

Comprehensive Income (Loss) and Capital Structure

Prior to January 1, 2010, accumulated other comprehensive loss, net of income taxes on our Condensed Consolidated Balance Sheets, was comprised of net unrealized losses on retained interests in notes receivable sold, which were held as available-for-sale investments. As described in further detail below, our retained interests in notes receivable sold were eliminated on January 1, 2010 in connection with the adoption of new accounting pronouncements. The following table discloses the components of our comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2010	2009	2010

Net income (loss)	$8,364	$5,678	$13,103	$(640)
Change in net unrealized losses on retained interests in notes receivable sold, net of income taxes	(3,675)	—	(2,122)	—
Net change in equity due to a cumulative effect of a change in accounting principle	2,654	—	2,654	—

Total comprehensive income (loss)	$7,343	$5,678	$13,635	$(640)

The following table details changes in shareholders’ equity, including changes in equity attributable to Bluegreen shareholders and changes in equity attributable to non-controlling interests (in thousands):

			Equity Attributable to Bluegreen Shareholders

Common Shares Outstanding		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, net of Income Taxes	Equity Attributable to Non- controlling Interests

34,099	Balance at December 31, 2009	$423,220	$341	$187,006	$212,376	$(12,885)	$(608)	$36,990
—	Impact of adoption of ASU 2009-16 and 2009-17	(60,673)	—	—	(61,281)	—	608	—

34,099	Balance at January 1, 2010	362,547	341	187,006	151,095	(12,885)	$—	36,990
—	Net income (loss)	(640)	—	—	(3,548)	—	—	2,908
(23)	Stock compensation	1,667	—	1,667	—	—	—	—

34,076	Balance at June 30, 2010	$363,574	$341	$188,673	$147,547	$(12,885)	$—	$39,898

In July 2010 the Bluegreen/Big Cedar Joint Venture made a cash distribution of its operating proceeds to its members. The distribution totaled $10.6 million, and was allocated to its members based on their respective distribution percentages resulting in a $5.4 million distribution to us and a $5.2 million distribution to the minority interest holder.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 updates the Codification to require new disclosures for assets and liabilities measured at fair value. The requirements include expanded disclosure of valuation methodologies for fair value measurements, transfers between levels of the fair value hierarchy, and gross rather than net presentation of certain changes in Level 3 fair value measurements. The updates to the Codification contained in ASU 2010-06 became effective for the quarter ended March 31, 2010. However, the requirements related to gross presentation of certain changes in Level 3 fair value measurements, will become effective for interim and annual periods beginning after December 15, 2010.

For a discussion related to the adoption of ASU 2009-16 and ASU 2009-17, refer to Note 2 below.

Accounting Pronouncements Not Yet Adopted

The FASB has issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 will improve transparency in financial reporting by companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. ASU 2010-20 requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.

The additional disclosures required for financing receivables include:

•	Aging of past due receivables,

•	Credit quality indicators, and

•	Modifications of financing receivables.

Under ASU 2010-20, a company will need to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. ASU 2010-20 is effective for us beginning fiscal year 2011.

2. Cumulative Effect of a Change in Accounting Principle

On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. As a result of the adoption of these accounting standards we consolidated existing special purpose finance entities associated with prior securitization transactions which previously qualified for off-balance-sheet sales treatment. The consolidation of these special purpose entities resulted in a one-time, non-cash, after-tax reduction to retained earnings of $61.3 million, representing the cumulative effect of a change in accounting principle during the six months ended June 30, 2010. The adoption of these standards also impacted our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2010, as a result of the recognition of higher interest income from VOI notes receivable, partially offset by the absence of accretion income on residual interests that were eliminated, increased interest expense from the consolidation of debt obligations and increased estimated uncollectible VOI notes receivable.

In addition, the consolidation of the seven special purpose finance entities resulted in the following impacts to our balance sheet at January 1, 2010: (1) assets increased by $319.3 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of our retained interests; (2) liabilities increased by $380.0 million, primarily representing the consolidation of non-recourse debt obligations to securitization investors, partially offset by the elimination of certain deferred tax liabilities; and (3) total Bluegreen Corporation shareholders’ equity decreased by approximately $60.7 million.

3. Notes Receivable

The table below sets forth additional information relative to our notes receivable (in thousands):

	As of

	December 31, 2009	June 30, 2010

Notes receivable secured by VOIs
Notes receivable – securitized	$169,041	$567,818
Notes receivable – non-securitized	182,191	181,871
Notes receivable secured by homesites	4,901	6,618

Notes receivable, gross	356,133	756,307
Allowance for loan losses	(46,826)	(109,542)

Notes receivable, net	$309,307	$646,765

All of our VOI notes receivable bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 14.9% and 15.2% at December 31, 2009 and June 30, 2010, respectively. Approximately 85% of our notes receivable secured by homesites bear interest at variable rates, while the balance bears interest at fixed rates. The weighted-average interest rate charged on notes receivable secured by homesites was 8.8% and 7.9% at December 31, 2009 and June 30, 2010, respectively.

Our VOI notes receivable are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivable are secured by homesites in Georgia, Texas, and Virginia.

The table below sets forth the activity in our allowance for uncollectible notes receivable during the six months ended June 30, 2010 (in thousands):

Balance, December 31, 2009	$46,826
One time impact of ASU 2009-16 and 2009-17 (1)	86,252
Provision for loan losses(2)	24,707
Less: Write-offs of uncollectible receivables	(48,243)

Balance, June 30, 2010	$109,542

(1)	On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17, which required us to consolidate our special purpose finance entities. See Note 2 above.

(2)	Includes provision for loan losses on homesite notes receivable.

The allowance for loan losses by segment as of December 31, 2009 and June 30, 2010 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2009:
Notes receivable – non-securitized	$182,191	$4,901	$187,092
Notes receivable – securitized	169,041	—	169,041

	351,232	4,901	356,133
Allowance for loan losses	(46,302)	(524)	(46,826)

Notes receivable, net	$304,930	$4,377	$309,307

Allowance as a % of gross notes receivable	13%	11%	13%

June 30, 2010:
Notes receivable– non-securitized	$181,871	$6,618	$188,489
Notes receivable – securitized	567,818	—	567,818

	749,689	6,618	756,307
Allowance for loan losses	(109,075)	(467)	(109,542)

Notes receivable, net	$640,614	$6,151	$646,765

Allowance as a % of gross notes receivable	15%	7%	14%

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

We sell, without recourse, through special purpose finance entities, VOI notes receivable originated by Bluegreen Resorts. These transactions are designed to provide liquidity for us and transfer the economic risks and certain of the benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. We service the notes receivable for a fee. With each securitization, we generally retain a portion of the securities.

Pursuant to GAAP that were in effect prior to 2010, seven of our eight special purpose finance entities met the definition of a qualified special purpose entity, and we were not required to consolidate those seven entities in our financial statements. Upon the adoption of the new accounting topics related to transfers of financial assets (see Note 2 for additional information), we were required to evaluate these entities for consolidation. Since we created these entities to serve as a financing vehicle for holding assets and related liabilities, and the entities have no equity investment at risk, they are considered variable interest entities. Furthermore, since we continue to service the notes and retain rights to receive benefits that are potentially significant to the entities, we have concluded that we are the entities’ primary beneficiary and, therefore, we now consolidate these entities into our financial statements. Please see Note 2 for the impact of initial consolidation of these entities.

At June 30, 2010, the principal balance of VOI notes receivable included within our Condensed Consolidated Balance Sheet that are restricted to satisfy obligations of the variable interest entities’ obligations totaled $567.8 million. In addition, approximately $33.0 million of our restricted cash is held in accounts for the benefit of the variable interest entities. Further, at June 30, 2010, the carrying amount of the consolidated liabilities included within our Condensed Consolidated Balance Sheet for these variable interest entities totaled $485.9 million, comprised of non-recourse receivable-backed notes payable. The debt of these entities is generally non-recourse to us. See Receivable-Backed Notes Payable below.

Under the terms of our timeshare note sales, we have the right at our option to repurchase or substitute for defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the defaulted mortgage note. The transaction documents typically limit such repurchases or substitutions to 15-20% of the receivables originally funded into the transaction. Voluntary repurchases or substitutions by us of defaulted notes during the six months ended June 30, 2009 and 2010 were $41.4 million and $24.3 million, respectively.

5. Lines-of-Credit and Notes Payable, Receivable-Backed Notes Payable, and Junior Subordinated Debentures

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

	As of

	December 31, 2009			June 30, 2010

	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

The GMAC AD&C Facility	$87,415	4.73%	$145,031	$71,493	4.85%	$139,039
H4BG Communities Facility	38,479	10.00%	110,613	35,241	10.00%	107,833
Wachovia Notes Payable	24,497	2.23 – 2.58%	44,686	—	—	—
Wells Fargo Term Loan	—	—	—	35,176	7.22%	105,806
Wachovia Line-of-Credit	15,700	1.98%	—	—	—	—
Textron AD&C Facility	12,757	4.50 –4.75%	27,582	11,694	4.50 –4.75%	27,307
Fifth Third Bank Note Payable	3,381	3.23%	4,841	3,268	3.35%	4,760
Other	3,552	4.25 – 12.50%	3,851	3,014	5.00 – 11.03%	3,746

Total	$185,781		$336,604	$159,886		$388,491

Significant changes related to our lines-of-credit and notes payable since December 31, 2009 include:

The GMAC AD&C Facility. During the six months ended June 30, 2010, we repaid $15.9 million of the outstanding balance under this facility.

H4BG Communities Facility. During April 2010, GMAC assigned all rights, title, and interest in the GMAC Communities Facility to H4BG, LP. This assignment did not affect any of the material financial terms of the loan agreement. During the six months ended June 30, 2010, we repaid $3.2 million on this facility.

The Wachovia Notes Payable. On April 30, 2010, we executed an agreement with Wells Fargo Bank, N.A, the parent Company of Wachovia (“Wells Fargo”), to refinance the remaining $21.9 million outstanding under the Wachovia Notes Payable into a new term loan. See Wells Fargo Term Loan below for further details.

The Wachovia Line-of-Credit. On April 30, 2010, the remaining $14.5 million outstanding was refinanced by Wells Fargo Bank. See Wells Fargo Term Loan below for further details.

The Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated our notes payable to Wachovia and the line-of-credit issued by Wachovia into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line of credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, we made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the existing Wachovia debt. Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization of $4.4 million in 2010, $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, we pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivables as collateral for the Wells Fargo Term Loan. Wells Fargo has the right to receive as additional collateral, the residual interest in one future transaction which creates such a retained interest.

During the six months ended June 30, 2010, we repaid $1.2 million on this facility.

Receivable-Backed Notes Payable

The table below sets forth the outstanding balances of our receivable-backed notes payable facilities (in thousands):

	As of

	December 31, 2009			June 30, 2010

	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Recourse receivable-backed notes payable:
Liberty Bank Facility	$59,055	5.75%	$68,175	$70,731	5.75%	$82,188
GE Bluegreen/Big Cedar Receivables Facility	32,834	1.98%	35,935	28,214	2.10%	31,818
The Wells Fargo Facility	14,409	4.00%	15,926	7,272	4.00%	8,613
GMAC Receivables Facility	5,228	4.23%	6,331	4,148	4.35%	5,256

Total	$111,526		$126,367	$110,365		$127,875

Non-recourse receivable-backed notes payable (1):

BB&T Purchase Facility	$131,302	5.75%	$166,562	$113,799	5.75%	$147,734
GE 2004 Facility	—	—	—	11,080	7.16%	12,889
2004 Term Securitization	—	—	—	22,772	5.27%	25,704
2005 Term Securitization	—	—	—	65,140	5.98%	72,850
GE 2006 Facility	—	—	—	55,995	7.35%	64,270
2006 Term Securitization	—	—	—	59,875	6.16%	66,114
2007 Term Securitization	—	—	—	113,830	7.32%	129,297
2008 Term Securitization	—	—	—	43,455	7.88%	48,960

Total Non-recourse debt	131,302		166,562	485,946		567,818

Total Receivable-backed debt	$242,828		$292,929	$596,311		$695,693

(1)	With the exception of the BB&T Purchase Facility, non-recourse receivable-backed notes payable were reported off-balance-sheet prior to January 1, 2010.

Significant changes related to our receivable-backed notes payable facilities since December 31, 2009 include:

Liberty Bank Facility. During the six months ended June 30, 2010, we pledged $22.9 million of VOI notes receivable to this facility and received cash proceeds of $20.6 million. We also made repayments of $8.9 million on the facility during the first six months of 2010. In July 2010, we transferred $4.7 million of VOI notes receivable to Liberty and received cash proceeds of $4.2 million.

GE Bluegreen/Big Cedar Receivables Facility. During the six months ended June 30, 2010, we repaid $4.6 million on this facility.

The Wells Fargo Facility. During the six months ended June 30, 2010, we repaid $7.1 million on this facility.

BB&T Purchase Facility. During the six months ended June 30, 2010, we made repayments of $17.5 million on the facility and we did not pledge any additional VOI notes receivable to this facility. On June 29, 2010, BB&T extended the revolving advance period of the facility to August 30, 2010, with any further extension being subject to BB&T approval. No other significant changes were made to the terms of the facility in connection with this extension.

Receivable-Backed Notes Payable Previously Reported as Off-Balance-Sheet.

As discussed in further detail in Notes 2 and 4 above, on January 1, 2010, we consolidated our special purpose finance entities and associated receivable-backed notes payable. These entities and their associated debt were not required to be consolidated during periods prior to January 1, 2010. Historically, we have been a party to a number of securitization-type transactions, in which we sold receivables to one of our special purpose finance entities which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. The receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties). Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of June 30, 2010, we were in compliance with all applicable terms and no trigger events had occurred.

Junior Subordinated Debentures

As more fully disclosed in the Annual Report, we have formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

On March 30, 2010, the interest rates on the securities issued by Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.43% as of June 30, 2010).

On July 30, 2010, the interest rate on the securities issued by BST II and BST III contractually changed from a fixed- rate of 9.158% and 9.193%, respectively, to a variable rate equal to the 3-month LIBOR + 4.85%.

6. Common Stock and Stock Option Plans

Share-Based Compensation

There were no grants of restricted stock or stock options during the three or six months ended June 30, 2009 or 2010.

Total stock-based compensation expense for non-employee directors and employees during the three months ended June 30, 2009 and 2010 was $1.2 million and $0.5 million, respectively. Total stock-based compensation expense for non-employee directors and employees during the six months ended June 30, 2009 and 2010 was $2.4 million and $1.7 million, respectively. The following table sets forth certain information related to our unrecognized compensation for our stock-based awards as of June 30, 2010:

	Weighted Average Remaining Recognition Period	Unrecognized Compensation

	(In years)	(In 000’s)
Stock Option Awards	1.9	$2,872
Restricted Stock Awards	2.7	$6,979

Changes in options outstanding under our stock option plans are presented below (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Aggregate Intrinsic Value

Balance at December 31, 2009	2,795	$9.63	956	$7
Granted	—	—	—	—
Forfeited	(78)	12.88	—	—
Expired	—	—	—	—
Exercised	—	—	—	—

Balance at June 30, 2010	2,717	9.53	956	59

The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at June 30, 2010 (grouped by range of exercise prices) were:

	Number of Options	Number of Vested Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Weighted- Average Exercise Price (Vested Only)

	(In 000’s)	(In 000’s)	(In years)

$2.11 - $3.00	155	155	7.3	$2.63	$2.63
$3.01 - $4.52	378	378	2.3	3.46	3.46
$4.53 - $6.79	168	168	4.8	5.92	5.92
$6.80 - $10.20	937	—	5.8	7.65	—
$10.21 - $15.31	584	114	6.2	11.94	11.47
$15.32 - $18.36	495	141	5.1	18.27	18.04

	2,717	956	5.3	9.53	6.87

A summary of the status of our unvested restricted stock awards and activity during the six months ended June 30, 2010 was as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share

	(In 000’s)

Balance at January 1, 2010	1,426	$7.94
Granted	—	—
Vested	(46)	2.75
Forfeited	(45)	8.28

Balance at June 30, 2010	1,335	8.11

7. Inventory

Our inventory holdings, summarized by business segment, are set forth below (in thousands):

	As of

	December 31, 2009	June 30, 2010

Bluegreen Resorts	$370,470	$332,374
Bluegreen Communities	145,447	134,247

	$515,917	$466,621

A detail of our VOI inventory is set forth below (in thousands):

	As of

	December 31, 2009	June 30, 2010

Completed VOI units	$287,176	$253,890
Construction-in-progress	8,243	5,641
Real estate for future development	75,051	72,843

	$370,470	$332,374

As a result of our continued low volume of sales, reduced prices, and the impact of reduced sales on the forecasted sellout period of our communities projects, we recorded non-cash charges to cost of real estate sales of approximately $0.7 million and $5.6 million during the six months ended June 30, 2009 and 2010, respectively, to write-down the inventory balances of certain phases of our completed communities properties, to their estimated fair value less costs to sell. We calculated the estimated fair value of these impaired properties based on our analysis of their estimated future cash flows (Level 3 inputs), discounted at rates commensurate with the risk inherent in the property. We estimated future cash flows based upon our expectations of our performance given current and projected forecasts of the economy and real estate markets in general. Should adverse conditions in the real estate market continue longer than forecasted or deteriorate further or if our performance does not meet the expectations on which our estimates were based, additional charges will be recorded in the future. Furthermore, should our intentions or estimates relative to our Bluegreen Communities business change in the future, the carrying values of the related inventory and our results of operations could be materially adversely affected.

Total interest expense capitalized to construction in progress was $0.4 million and $1.3 million for the three and six months ended June 30, 2009, respectively. Total interest expense capitalized to construction in progress was insignificant for the three and six months ended June 30, 2010.

8. Fair Value of Financial Instruments

We used the following methods and assumptions in estimating the fair values of our financial instruments:

Unrestricted cash and cash equivalents. The amounts reported in our consolidated balance sheets for cash and cash equivalents approximate fair value.

Restricted cash. The amounts reported in our consolidated balance sheets for restricted cash approximate fair value.

Contracts receivable. The amounts reported in our consolidated balance sheets for contracts receivable approximate fair value. The majority of our contracts receivable relate to unclosed homesite sales and are non-interest bearing and generally convert into cash within thirty to forty-five days.

Notes receivable. The fair values of our notes receivable are based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in our consolidated balance sheets approximate fair value for indebtedness that provides for variable interest rates. The fair value of our fixed-rate, non-recourse receivable-backed notes payable was determined by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the loans that secure these obligations and are non-recourse to the Company.

Junior subordinated debentures. The fair values of our junior subordinated debentures were based on the discounted value of contractual cash flows at a market discount rate or based on market price quotes from the over-the-counter bond market.

The carrying amounts and estimated fair value of our financial instruments were as follows, on the dates indicated (in thousands):

	As of December 31, 2009		As of June 30, 2010

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Unrestricted cash and cash equivalents	$70,491	$70,491	$63,589	$63,589
Restricted cash	23,908	23,908	50,553	50,553
Contracts receivable, net	4,826	4,826	1,649	1,649
Notes receivable, net	309,307	279,208	646,765	655,000
Retained interests in notes receivable sold	78,313	78,313	—	—
Lines-of-credit, notes payable, and receivable-backed notes payable	428,609	428,609	756,197	739,764
Junior subordinated debentures	110,827	60,522	110,827	57,682

9. Business Segments

We have two reportable business segments – Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts develops markets and sells VOIs in our resorts, through the Bluegreen Vacation Club, and provides fee-based management services to resort property owners associations. Bluegreen Resorts also earns fees from third parties for providing sales, marketing, construction management, title, and fee-based management services to third-party resort developers and owners. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property and other related amenities) and sold, typically on a retail basis as homesites. Our reportable segments are business units that are each managed separately because they sell distinct products and utilize different development, marketing and selling methods.

We evaluate the performance and allocate resources to each business segment based on its individual segment operating profit. Segment operating profit is operating profit prior to the allocation of corporate overhead, interest income, other income or expense items, interest expense, income taxes, discontinued operations, and income attributable to non-controlling interest. Inventory, notes receivable and fixed assets are the only assets that we evaluate on a segment basis — all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Condensed Consolidated Financial Statements.

Information for our business segments was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended June 30, 2009:
Sales of real estate	$51,977	$4,578	$56,555
Other resort and communities operations revenue	13,635	407	14,042
Depreciation expense	1,316	153	1,469
Segment operating profit (loss)	6,001	(2,012)	3,989

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended June 30, 2010:
Sales of real estate	$48,183	$2,937	$51,120
Other resort and communities operations revenue	16,729	499	17,228
Fee-based sales commission revenue	12,130	—	12,130
Depreciation expense	1,376	133	1,509
Segment operating profit (loss)	14,652	(4,693)	9,959

	Bluegreen Resorts	Bluegreen Communities	Total

For the Six Months Ended June 30, 2009:
Sales of real estate	$95,497	$6,913	$102,410
Other resort and communities operations revenue	27,251	757	28,008
Depreciation expense	2,620	307	2,927
Segment operating profit (loss)	13,560	(3,414)	10,146

	Bluegreen Resorts	Bluegreen Communities	Total

For the Six Months Ended June 30, 2010:
Sales of real estate	$70,756	$6,603	$77,359
Other resort and communities operations revenue	32,705	850	33,555
Fee-based sales commission revenue	22,310	—	22,310
Depreciation expense	2,796	269	3,065
Segment operating profit (loss)	13,869	(12,435)	1,434

	Bluegreen Resorts	Bluegreen Communities	Total

As of December 31, 2009:
Notes receivable, net	$304,930	$4,377	$309,307
Inventory	370,470	145,447	515,917
Property and equipment, net(1)	70,036	6,153	76,189

	Bluegreen Resorts	Bluegreen Communities	Total

As of June 30, 2010:
Notes receivable, net	$640,614	$6,151	$646,765
Inventory	332,374	134,247	466,621
Property and equipment, net(1)	67,740	5,833	73,573

(1)	As of December 31, 2009 and June 30, 2010, $9.4 million and $8.7 million respectively, of property and equipment, net, were related to assets utilized by corporate operations.

Segment operating profit for our reportable segments reconciled to our consolidated income (loss) before non-controlling interest, provision (benefit) for income taxes and discontinued operations was as follows at the dates indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009	2010	2009	2010

Segment operating profit from continuing operations for reportable segments	$3,989	$9,959	$10,146	$1,434
Interest income	17,695	26,926	36,188	54,417
Other income (expense), net	1,834	(721)	1,299	(389)
Corporate general and administrative expenses	(11,576)	(10,390)	(22,486)	(24,011)
Mortgage servicing operations(1)	1,510	(424)	2,895	(1,141)
Interest expense	(8,100)	(16,521)	(15,435)	(33,575)

Consolidated income (loss) before non-controlling interests, provision (benefit) for income taxes and discontinued operations	$5,352	$8,829	$12,607	$(3,265)

(1)	Reflects impact of adoption of ASU 2009-16 and ASU 2009-17

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009	2010	2009	2010

Depreciation expense for reportable segments	$1,469	$1,509	$2,927	$3,065
Depreciation expense for corporate fixed assets	1,296	835	2,587	1,731

Consolidated depreciation expense	$2,765	$2,344	$5,514	$4,796

Assets for our reportable segments reconciled to our consolidated assets (in thousands):

	As of

	December 31, 2009	June 30, 2010

Notes receivable for reportable segments	$309,307	$646,765
Inventory for reportable segments	515,917	466,621
Property and equipment, net for reportable segments	76,189	73,573
Assets not allocated to reportable segments	229,852	176,091

Total assets	$1,131,265	$1,363,050

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

On May 1, 2009, we received a notice from the North Carolina Department of Revenue informing us of its proposal to assess us for taxes, interest, and penalties totaling approximately $500,000. The assessment notice related to our corporate income tax returns for fiscal years 2004, 2005, and 2006. After further review by the North Carolina Department of Revenue, we received a final assessment for additional tax and interest totaling $62,000. On March 31, 2010, we paid the assessment and received notice from the North Carolina Department of Revenue that the tax years 2004, 2005 and 2006 are now closed.

On April 22, 2010, we received notice from the Internal Revenue Service that the 2008 Federal partnership return for one of our wholly-owned subsidiaries, Bluegreen Southwest One, LP, has been selected for audit. We intend to fully comply with any requests from the Internal Revenue Service and, while there is no assurance as to the results of the audit, we do not currently anticipate any material adjustments in connection with this examination.

On May 19, 2010, we received official notice from the Minnesota Department of Revenue that Bluegreen Vacations Unlimited, Inc.’s Corporation Franchise Tax Return for the years ended December 31, 2006 through 2008 has been selected for audit. We intend to fully comply with any requests from the Minnesota Department of Revenue and, while there is no assurance as to the results of the audit, we do not currently anticipate any material adjustments in connection with this examination.

As of June 30, 2010, we did not have any significant amounts accrued for interest and penalties, and we had no significant amounts recorded for uncertain tax positions.

As described in Note 2, we recorded a one-time non-cash pre-tax reduction to shareholders’ equity of approximately $60.7 million in conjunction with the adoption of ASU 2009-16 and 2009-17 as of January 1, 2010. That amount included a $35.0 million reduction in our net deferred income tax liability.

As discussed further in Note 4 of Notes to Consolidated Financial Statements in our Annual Report, we exercised our servicer option of the 2002 Term Securitization which caused for the full redemption of all classes of notes as of May 8, 2009. Since the ability to exercise this option became available to us earlier than originally anticipated, certain book and tax differences totaling $4.6 million became permanent, which is reflected as a reduction to our income tax provision on the condensed consolidated statements of operations during the three and six months ended June 30, 2009.

11. Commitments and Contingencies

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

Pennsylvania Attorney General Lawsuit

On October 28, 2008, in Cause No. 479 M.D. 2008, styled Commonwealth of Pennsylvania Acting by Attorney General Thomas W. Corbett, Jr. v. Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc., in the Commonwealth Court of Pennsylvania, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit alleged that the use of sales and marketing methods or practices that were unlawful under Pennsylvania law and sought a permanent injunction preventing us from using such methods and practices in the future. The lawsuit also sought civil penalties and restitution on behalf of Pennsylvania consumers. The lawsuit did not seek to permanently restrain us or any of our affiliates from doing business in the Commonwealth of Pennsylvania. The parties reached a settlement of this matter and a consent was signed which received Court approval on May 26, 2010. Pursuant to the terms of the settlement, Bluegreen paid $200,000 to the Attorney General’s Office and agreed to a 30-day tail period within which additional consumers meeting certain eligibility requirements can apply for relief. That period has now ended with no material changes in the amounts payable by Bluegreen.

Destin, Florida Deposit Dispute Lawsuit

In Cause No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.,; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, the Plaintiff as escrow agent brought an interpleader action seeking a determination as to whether we, as purchaser, or Hubert A. Laird and MSB of Destin, Inc. as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Both we and the seller brought cross-claims for breach of the underlying purchase and sale contract. The seller alleges we failed to perform under the terms of the purchase and sale contract and claims entitlement to the amount in escrow. We maintain that our decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and therefore are entitled to a return of the full escrow deposit. The seller amended its complaint to include a fraud count. Bluegreen believes the fraud allegations are without merit and intends to vigorously defend this claim.

Bluegreen Communities

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. As a result of this decision, no damages or attorneys’ fees are owed to the plaintiffs. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Bluegreen. The Court has agreed to hear oral arguments from the parties on whether the Court should accept the plaintiffs’ appeal. No information is available as to when the Texas Supreme Court will render a decision as to whether or not it will take the appeal.

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

Catawba Falls Preserve Homeowner’s Association Demand Letter

By letter dated October 2, 2008, the Catawba Falls Preserve Homeowners Association demanded payment for (i) construction of pedestrian pathways and certain equestrian stables allegedly promised by us but never constructed, (ii) repairs to roads and culverts within the community, and (iii) landscaping improvements to the community’s gated entrance. The parties reached settlement with Bluegreen agreeing to pay the Association a nominal sum and convey to the Association title to two lots located within the Catawba Falls Preserve subdivision.

Marshall, et al. Lawsuit regarding Community Amenities

On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., Plaintiffs filed this action alleging fraud, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision, developed in Montgomery County, Texas, specifically, the usability of the lakes within the community for fishing and sporting and the general level of quality at the community. The lawsuit seeks material damages and the payment of costs to remediate the lake. We intend to vigorously defend the lawsuit.

Schawrz, et al. Lawsuit regarding Community Amenities

On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, Plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. Plaintiff subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws, including mail fraud and wire fraud. On January 25, 2010, Plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons claimed to have been harmed by the alleged activities in a similar manner. We have filed a response with the Court in opposition to class certification. No decision has yet been made by the Court as to whether they will certify a class. We deny the allegations and intend to vigorously defend the lawsuit.

12. Related Party Transactions

BFC Financial Corporation (“BFC”) beneficially owns approximately 52% of our common stock. In addition, Alan B. Levan and John E. Abdo, our Chairman and Vice Chairman, respectively, serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively, and may be deemed to control BFC by virtue of their ownership position in BFC.

During the three and six months ended June 30, 2010, we paid approximately $0.8 million and $0.9 million, respectively, to Snapper Creek Equity Management, LLC, a subsidiary of BFC, for a variety of management advisory services. Additionally, during the three and six months ended June 30, 2010, we reimbursed Woodbridge Holdings LLC, a subsidiary of BFC, approximately $0.3 million and $0.7 million, respectively, for certain expenses incurred in assisting us in our efforts to explore potential additional sources of liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making the following statements to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe,” “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factors section of such filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, and no assurance can be given that the plans, estimates and expectations reflected herein will be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this Quarterly Report in some cases have affected, and in the future could affect our actual results and could cause them to differ materially from those expressed in any forward-looking statements.

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

•	Our future success depends on our ability to market our products successfully and efficiently.

•	We are subject to the risks of the real estate market and the risks associated with real estate development, including the decline in real estate values and the deterioration of real estate sales.

•

Our adoption on January 1, 2010 of accounting guidance requiring the consolidation of our special purpose finance entities had a material adverse impact on our net worth, leverage, and book value per share, and could have an adverse impact on our profits in the future.

•

We may not be successful in increasing or expanding our fee-based services relationships and our fee-based service activities may not be profitable, which may have an adverse impact on our results of operations and financial condition.

•	Claims for development-related defects could adversely affect our financial condition and operating results.

•	The resale market for VOIs could adversely affect our business.

•

We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of our tax returns or those of our subsidiaries may have a material and adverse impact on our financial condition.

•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our business.

•	The ratings of third-party rating agencies could adversely impact our ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital.

•

In the near term, we have significant debt maturing and advance periods expiring on our receivable-backed credit facilities, which could adversely impact our liquidity position, and, we may not be successful in refinancing or renewing the debt on favorable terms, if at all.

•

Our financial statements are prepared based on certain estimates, including those related to future cash flows which in turn are based upon expectations of our performance given current and projected forecasts of the economy and real estate markets in general. Our results and financial condition may be materially and adversely impacted if the adverse conditions in the real estate market continue for longer than expected or deteriorate further or if our performance does not otherwise meet our expectations.

•	The loss of the services of our key management and personnel could adversely affect our business.

Executive Overview

Our results for the three and six months ended June 30, 2010 reflect our continued efforts to improve our cash flows from operations by targeting higher cash from sales of VOIs by continuing to improve our selling and marketing efficiencies in our Bluegreen Resorts segment and our efforts to increase our cash fee-based service businesses. While our cash flows from operations and our Bluegreen Resorts business operating margin reflect the success of these efforts, the Bluegreen Communities business continued to be impacted by low consumer demand for homesites.

During the three months ended June 30, 2010:

•	Our Bluegreen Communities business generated a segment operating loss of $4.7 million.

•	System-wide sales of VOIs totaled $80.0 million, reflecting a 33% increase over the three months ended June 30, 2009.

•	Our fee-based service business sold $18.2 million of third-party developer inventory and earned sales and marketing commissions of $12.1 million.

•

The adoption of ASU 2009-17 on January 1, 2010 resulted in our consolidation of seven existing special purpose financing entities that are associated with past securitization transactions. In addition to the material changes to our Balance Sheet (see Note 2 in our Notes to the Condensed Consolidated Financial Statements), the consolidation of these special purpose finance entities impacted the Statement of Operations during the three months ended June 30, 2010 by increasing our interest income from VOI notes receivable and increasing interest expense on notes payable compared to prior periods.

In addition, results during the three and six months ended June 30, 2009 benefited from a one-time credit to income tax expense of $4.6 million, the result of certain book and tax differences becoming permanent.

As we discuss further in the Liquidity and Capital Resources section below, our Bluegreen Resorts’ sales and marketing operations are materially dependent on the availability of liquidity in the credit markets. Historically, we have provided financing to a significant portion of our Bluegreen Resorts customers. Such financing typically involves the consumer making a minimum 10% cash down payment, with the balance being financed by us over a ten-year period. As Bluegreen Resorts’ selling, general and administrative expenses typically exceed the cash down payment, we have historically maintained credit facilities pursuant to which we pledged or sold our consumer notes receivable. Furthermore, we also engaged in private placement term securitization transactions or similar arrangements to periodically pay down all or a portion of our note receivable credit facilities.

There has been and continues to be an unprecedented disruption in the credit markets that has made obtaining additional and replacement external sources of liquidity more difficult and, if available, more expensive. The term securitization market continues to be limited and, as a result, we believe that financial institutions have been and continue to be more cautious about entering into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of our lenders, have announced that they will either be exiting the timeshare finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have generally been unavailable to us.

While we believe that the market for our Bluegreen Resorts product remains relatively strong, we are continuing to deemphasize our sales operations to conserve cash because of the uncertainties in the credit markets. In an effort to conserve cash and availability under our note receivable credit facilities, we implemented strategic initiatives which have included closing certain sales offices; eliminating what we identified as lower-efficiency marketing programs; emphasizing cash sales and higher cash down payments as well as pursuing our cash fee-based services business; reducing overhead, including eliminating a significant number of staff positions in 2008 across a variety of areas at multiple locations; reducing capital expenditures; limiting sales to borrowers who meet our FICO® score-based underwriting standards; and increasing interest rates on new sales transactions for which we provide financing. Our goal was, and continues to be, to limit the amount of VOI sales while increasing the ultimate profitability of the sales we do make. Additional information on our strategic initiatives is provided in the Liquidity and Capital Resources section below.

We continue to actively pursue additional credit facility capacity, capital markets transactions and alternative financing solutions, and we hope that the steps we are taking will position us to maintain our existing credit relationships as well as attract new sources of capital. Regardless of the state of the credit markets, we believe that our resorts management and finance operations will continue to represent recurring cash-generating sources of income which do not require material liquidity support from the credit markets. Further, we believe that we have adequate timeshare inventory to satisfy our projected sales for 2010 and, based on anticipated sales levels, for a number of years thereafter.

While the vacation ownership business has historically been capital intensive, our goal is to leverage our sales and marketing, mortgage servicing, fee-based management services, title and construction expertise to generate fee-based-service relationships with third parties that produce positive cash flows and require less capital investment. During the three months ended June 30, 2010, we sold $18.2 million of third-party inventory and earned sales and marketing commissions of approximately $12.1 million, as well as title fees on such transactions. During the six months ended June 30, 2010, we sold $34.0 million of third-party inventory and earned sales and marketing commissions of approximately $22.3 million, as well as title fees on such transactions. No such sales occurred during the same periods in 2009, as we did not begin selling third-party developer inventory until July 2009. We also provide fee-based management services, resort design and development services, and mortgage services under certain of these arrangements, all for cash fees. We intend to pursue additional fee-based service relationships, and while there is no assurance that this will be the case, we believe that these activities will become an increasing portion of our business over time.

We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and results of operations. This seasonality may result in fluctuations in our quarterly operating results. Although we expect to see more potential customers at our sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the requirement that we use the percentage-of-completion method of accounting.

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

Our Bluegreen Communities business has been, and continues to be, adversely impacted by the deterioration in the real estate markets. We have experienced a material decrease in demand, and a significant decrease in sales volume. We have significantly reduced prices on certain of our completed homesites in an attempt to increase sales activity and certain of our Bluegreen Communities’ inventories have been written down to fair value less costs to sell. There can be no assurances that future changes in our intentions, expectations, or pricing will not result in future material charges or adjustments to the carrying amount of our inventory or otherwise adversely impact our results and financial condition in the future.

We have historically financed a majority of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries. The allowance for loan losses for each business as of December 31, 2009 and June 30, 2010 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2009:
Notes receivable – non-securitized	$182,191	$4,901	$187,092
Notes receivable – securitized	169,041	—	169,041

	351,232	4,901	356,133
Allowance for loan losses	(46,302)	(524)	(46,826)

Notes receivable, net	$304,930	$4,377	$309,307

Allowance as a % of gross notes receivable	13%	11%	13%

June 30, 2010:
Notes receivable– non-securitized	$181,871	$6,618	$188,489
Notes receivable – securitized	567,818	—	567,818

	749,689	6,618	756,307
Allowance for loan losses	(109,075)	(467)	(109,542)

Notes receivable, net	$640,614	$6,151	$646,765
Allowance as a % of gross notes receivable	15%	7%	14%

We believe that relatively high unemployment in the United States and adverse economic conditions in general have adversely impacted the performance of our notes receivable portfolio. However, we anticipate that our FICO® score-based credit underwriting standards on new loan originations which we implemented in December 2008 and higher levels of customer equity in the existing loan portfolio will have a favorable impact on the performance of the portfolio over time, although there is no assurance that this will be the case. While we believe our notes receivable are adequately reserved at this time, there can be no assurance that future defaults will occur at expected levels.

The average annual default rates on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us were as follows:

	12 Month Period Ended June 30,

	2009	2010

Bluegreen Resorts
Loans originated prior to December 15, 2008(1)	13.0%	14.6%
Loans originated on or after December 15, 2008(1)	n/a (2)	3.4%
Bluegreen Communities	6.8%	8.4%

(1)	The date on which we implemented our FICO® score-based credit underwriting standards.
(2)

The average annual default rate as of June 30, 2009 related to loans originated on or after December 15, 2008 does not reflect sufficient default experience of the underlying loans, and therefore, does not represent a meaningful comparison to the June 30, 2010 period.

The delinquency rates on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us are presented below. Delinquency rates are defined as the percentage of our serviced notes receivable portfolio that was over 30 days past due as of the dates indicated.

	As of

	December 31, 2009		June 30, 2010

Bluegreen Resorts
Loans originated prior to December 15, 2008(1)	6.0%		4.3%
Loans originated on or after December 15, 2008(1)	1.9%		2.0%
Bluegreen Communities	22.5	%(2)	11.4%

(1)	The date on which we implemented our FICO® score-based credit underwriting standards.

(2)

As of December 31, 2009, we were in the process of foreclosing on a total of nine Bluegreen Communities’ receivables. Had we completed the foreclosure process in 2009, the Bluegreen Communities’ delinquency rate would have been approximately 17% as of December 31, 2009.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable recovering the related VOI that secured the note receivable, typically soon after default and at little or no cost. The recovered VOI is then resold in the normal course of business.

The deteriorated credit markets have negatively impacted our financing activities. While the credit markets appear to be recovering, the number of securitization and hypothecation transactions being consummated in the market overall remains below historical levels and we believe that those that are consummated are more difficult to effect and are generally priced at a higher cost than in prior periods. There can be no assurance that we will be able to secure financing for our VOI notes receivable on acceptable terms, if at all.

Since 2009, we have renewed or extended certain of our existing credit facilities and debt maturities (see the Liquidity and Capital Resources section for further information). In connection with such renewals and extensions, we have, in certain cases, agreed to pay higher interest rates and fees. In addition, conditions in the commercial credit markets are expected to result in an increase in interest rates on new debt we may obtain in the future. Any such increased interest rates would increase our expenses and adversely impact our results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates may differ materially from those used by us under different assumptions and conditions. If actual results significantly differ from management’s estimates, or management’s estimates change, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies, see Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2009.

Accounting Pronouncements Not Yet Adopted

See Note 1 of the Notes to Condensed Consolidated Financial Statements for information related to recently issued accounting standards that have not been adopted by us.

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

Bluegreen Resorts

	For the Three Months Ended

	June 30, 2009			June 30, 2010		Variance

	Amount	% of Sales		Amount	% of Sales	$ Change	% Change

	(dollars in thousands)

System-wide sales (1)	$60,135			$79,989		$19,854	33%
Changes in sales deferred under timeshare accounting rules	492			(4,017)		(4,509)	(916)
Estimated uncollectible VOI notes receivable	(8,650)			(7,051)		1,599	18

System-wide sales, net	51,977	100%		68,921	100%	16,944	33

Less: Sales of third-party VOIs	—	—		(18,201)	(26)	(18,201)	(100)
Adjustment to allowance for loan losses	—	—		(2,537)	(4)	(2,537)	(100)

Sales of real estate	51,977	100		48,183	70	(3,794)	(7)
Cost of real estate sales	18,443	35	(3)	12,346	26 (3)	(6,097)	(33)

Gross profit	33,534	65	(3)	35,837	74 (3)	2,303	7
Fee-based sales commission revenue	—	—		12,130	18	12,130	100
Other resort fee-based services revenues	13,635	26		16,729	24	3,094	23
Cost of other resort fee-based services	8,297	16		10,048	15	1,751	21
Selling and marketing expenses	28,455	55		35,624	52	7,169	25
Segment general and administrative expenses (2)	4,416	8		4,372	6	(44)	(1)

Segment operating profit	$6,001	12%		$14,652	21%	$8,651	144%

(1)	Includes sales of VOI’s made on behalf of third parties, which are transacted through the same process as the sale of our vacation ownership inventory, and involve similar selling and marketing costs.

(2)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $11.6 million and $10.4 million for the three months ended June 30, 2009 and 2010, respectively. (See Corporate General and Administrative Expenses below for further discussion).

(3)	Percentages for cost of real estate sales and gross profit are calculated as a percentage of sales of real estate.

	For the Six Months Ended

	June 30, 2009			June 30, 2010		Variance

	Amount	% of Sales		Amount	% of Sales	$ Change	% Change

	(dollars in thousands)

System-wide sales (1)	$101,201			$135,827		$34,626	34%
Changes in sales deferred under timeshare accounting rules	10,844			(6,514)		(17,358)	(160)
Estimated uncollectible VOI notes receivable	(16,548)			(11,361)		5,187	31

System-wide sales, net	95,497	100%		117,952	100%	$22,455	24
Less: Sales of third-party VOIs	—	—		(33,955)	(29)	(33,955)	(100)
Adjustment to allowance for loan losses	—	—		(13,241)	(11)	(13,241)	(100)

Sales of real estate	95,497	100		70,756	60	(24,741)	(26)
Cost of real estate sales	29,658	31	(3)	18,434	26 (3)	(11,224)	(38)

Gross profit	65,839	69	(3)	52,322	74 (3)	(13,517)	(21)
Fee-based sales commission revenue	—	—		22,310	19	22,310	100
Other resort fee-based services revenues	27,251	29		32,705	28	5,454	20
Cost of other resort fee-based services	18,154	19		21,523	18	3,369	19
Selling and marketing expenses	53,185	56		63,573	54	10,388	20
Segment general and administrative expenses (2)	8,191	9		8,372	7	181	2

Segment operating profit	$13,560	14%		$13,869	12%	$309	2%

(1)	Includes sales of VOI’s made on behalf of third parties, which are transacted through the same process as the sale of our vacation ownership inventory, and involve similar selling and marketing costs.

(2)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $22.5 million and $24.0 million for the six months ended June 30, 2009 and 2010, respectively. (See Corporate General and Administrative Expenses below for further discussion).

(3)	Percentages for cost of real estate sales and gross profit are calculated as a percentage of sales of real estate.

Bluegreen Resorts – Resort Sales and Marketing

The following table sets forth, certain information for sales of both Bluegreen VOIs (before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules) and VOI sales made on behalf of third-party developers for a fee, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009	2010	2009	2010

Number of sales offices operated at the end of the period	18	21	18	21

Number of Bluegreen VOI sales transactions	5,515	5,170	9,285	8,647
Number of sales made on behalf of third-party developers for a fee	—	1,479	—	2,796

Total VOI sales transactions	5,515	6,649	9,285	11,443

Average sales price per transaction	$11,170	$11,990	$11,044	$11,842
Number of total prospects tours	36,620	44,026	58,649	73,579
Sale-to-tour conversion ratio– total prospects	15.1%	15.1%	15.8%	15.6%
Number of new prospects tours	21,667	26,329	34,371	41,737
Sale-to-tour conversion ratio– new prospects	11.7%	10.5%	12.4%	11.1%
Sales to existing Bluegreen Vacation Club owners, as a percentage of system-wide sales	53%	57%	53%	59%

System-wide VOI sales. In July 2009, we began selling VOIs on behalf of third-party developers for a fee. These sales are transacted through the same selling and marketing process we use to sell our owned VOI inventory. Our systemwide sales include all sales of Bluegreen Vacation Club products, regardless of whether the underlying VOI sold was owned by us or by one of our fee-based services clients. During the three and six months ended June 30, 2010, the number of prospects touring our sales offices increased compared to the same periods of 2009. While we were successful at increasing the number of total prospects as well as the average sales price per transaction, we did experience a lower overall sale-to-tour conversion ratio during the six months ended June 30, 2010 compared to the same period of 2009. Our overall sale-to-tour conversion ratio during the second quarter of 2010 was unchanged from the same period in 2009.

Sales of Bluegreen Owned VOIs. The decrease in sales of Bluegreen owned VOIs during the three and six months ended June 30, 2010 compared to prior periods reflects our increased efforts relating to sales of VOIs made on behalf of our fee-based clients. Sales of Bluegreen owned VOIs are also impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During the second quarter of 2010, we realized a net deferral of approximately $4.0 million of sales due to the timing of revenue recognition compared to the net recognition of $0.5 million of sales in the second quarter of 2009. During the first six months of 2010, we realized a net deferral of approximately $6.5 million of sales compared to the net recognition of $10.8 million of sales during the first six months of 2009.

VOI revenue is reduced by our estimate of future uncollectible VOI notes receivable. During the three months ended June 30, 2010 and 2009 we reduced revenue by $7.1 million and $8.7 million, respectively, for the estimated future uncollectibles on loans originated in these periods. The charge for estimated future uncollectibles on newly originated VOI notes receivable during the six months ended June 30, 2010 and 2009 was $11.4 million and $16.5 million, respectively. Additionally, during the three and six months ended June 30, 2010 we recorded charges of $2.5 million and $13.2 million, respectively, for changes to our estimates of the future performance of loans originated in 2008 and prior, many of which were previously accounted for off-balance-sheet. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period, and changes in our estimates of future note receivable performance for newly originated loans and the future performance of our existing loan portfolio. While we believe our notes receivable are adequately reserved at this time, there can be no assurance that defaults have stabilized or that they will not increase further.

Bluegreen Resorts’ gross margin percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period and the size of the point packages of the VOIs sold. The increase in gross margin percentage during the three and six months ended June 30, 2010 as compared to the same periods in 2009 reflects the lower carrying cost of VOI inventory sold in the three and six months ended June 30, 2010. The carrying cost of our VOI inventory decreased as a result of adopting the provisions of ASU 2009-17 on January 1, 2010. See Note 2in our Notes to Condensed Consolidated Financial Statements for additional information about the impact that the adoption of ASU 2009-17 on January 1, 2010 had on our balance sheet.

Sales and Marketing Fee-based Services. In July 2009, we began selling and marketing third parties’ vacation ownership inventory for a fee (one of our “fee-based services”). These sales are transacted through the same process as the sale of our vacation ownership inventory, and entail similar selling and marketing costs. We earn our commission upon closing of a sales transaction.

During the three and six months ended June 30, 2010, we sold $18.2 million and $34.0 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $12.1 million and $22.3 million, respectively. Based on an allocation of our selling, marketing and segment general and administrative expenses to these sales, we believe we generated approximately $2.4 million and $3.4 million in pre-tax profits by providing these sales and marketing fee-based services during the three and six months ended June 30, 2010, respectively. We anticipate that fee-based services will be a greater portion of our revenues in the future, although there is no assurance that this will be the case.

Resort Sales and Marketing Expenses. Selling and marketing expenses for Bluegreen Resorts increased during the three and six months ended June 30, 2010 as we operated additional sales offices and experienced an increase in the number of timeshare tours compared to the same periods in 2009. Our overall sale-to-tour ratio remained constant with the second quarter of 2009 levels during the three months ended June 30, 2010 and decreased slightly during the first half of 2010 as compared with the same period in 2009. Sales to owners, which carry a relatively lower marketing cost, accounted for 57% of system-wide sales during the three months ended June 30, 2010 as compared to 53% during the same period in 2009. Sales to owners accounted for 59% of system-wide sales during the six months ended June 30, 2010 as compared to 53% during the same period in 2009. As a percentage of system-wide sales, net, selling and marketing expenses decreased from 55% during the three months ended June 30, 2009 to 52% during the three months ended June 30, 2010. As a percentage of system-wide sales, net, selling and marketing expenses decreased from 56% during the six months ended June 30, 2009 to 54% during the six months ended June 30, 2010.

General and administrative expenses for Bluegreen Resorts during the three and six months ended June 30, 2010 were at substantially the same level as those incurred during the same periods in 2009. As a percentage of system-wide sales, net, general and administrative expenses decreased from 8% during the three months ended June 30, 2009 to 6% during the same period in 2010 and from 9% during the six months ended June 30, 2009 to 7% during the same period in 2010.

As of June 30, 2010, approximately $16.1 million and $8.6 million of sales and segment operating profit, respectively, were deferred, because such sales did not meet the buyer’s minimum initial investment required for revenue recognition under the applicable timeshare accounting rules. This compares to $9.6 million and $4.6 million of sales and segment operating profit, respectively, deferred as of December 31, 2009.

Other Resort Fee-Based Services

The following table sets forth pre-tax profit generated from our fee-based management and other services (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009	2010	2009	2010

Fee-based management services	$5,416	$6,932	$10,595	$13,651
Title operations	874	1,572	1,819	3,043
Net carrying cost of developer inventory	(1,447)	(1,766)	(4,329)	(5,317)
Other	495	(57)	1,012	(195)

Total	$5,338	$6,681	$9,097	$11,182

Fee-based management services gross profit increased during the three and six months ended June 30, 2010 as compared to the same periods in 2009, as a result of additional fees earned by providing services to more VOI owners and from managing more timeshare resorts on behalf of property owners’ associations. As of June 30, 2010, we managed 40 timeshare properties and hotels compared to 37 as of June 30, 2009, primarily as a result of the additional management contracts entered into in connection with our fee-based services arrangements.

Gross profit generated from our title operations fluctuates based upon the number of VOI sales transactions processed by our title company subsidiary and on the mix of VOI inventory sold (third party closing costs vary by the location of underlying real estate sold). The increase in profit during the three and six months ended June 30, 2010, as compared to the same periods of 2009, reflects a reduction in our processing back-log and the increase in the number of system-wide VOI sales transactions.

We intend to continue to pursue our efforts to provide resort management and title services to resort developers and others, on a cash-fee basis. While there is no assurance that we will be successful, we hope that this will become an increasing portion of our business over time.

The carrying costs of our VOI inventory include maintenance fees and developer subsidies on VOIs in our inventory paid to the property owners’ associations that maintain the resorts. We partially mitigate this expense, to the extent possible, through the rental of our owned VOIs. Accordingly, the net carrying cost of developer inventory fluctuates with the number of VOIs we hold and the number of resorts subject to a developer subsidy arrangements, as well as revenue from rental and sampler activity realized. During the three months ended June 30, 2009 and 2010, the carrying cost of our developer inventory totaled approximately $5.6 million and $5.8 million, respectively, and was off-set by rental and sampler revenues, net of expenses, of $4.1 million and $4.0 million, respectively. During the six months ended June 30, 2009 and 2010, the carrying cost of our developer inventory totaled approximately $11.2 million and $11.6 million, respectively, and was off-set by rental and sampler revenues, net of expenses, of $6.9 million and $6.3 million, respectively.

Bluegreen Communities

	For the Three Months Ended

	June 30, 2009		June 30, 2010		Variance

	Amount	% Sales	Amount	% Sales	$ Change	% Change

	(dollars in thousands)

Sales of real estate	$4,578	100%	$2,937	100%	$(1,641)	(36)%
Cost of real estate sales	3,696	81	3,000	102	(696)	(19)

Gross profit	882	19	(63)	(2)	(945)	(107)

Other revenues	407	9	499	17	92	23

Cost of other operations	1,055	23	913	31	(142)	(13)
Selling and marketing expenses	1,243	27	1,312	45	69	6
Segment general and administrative expenses (1)	1,003	22	2,904	99	1,901	190

Segment operating loss	$(2,012)	(44)%	$(4,693)	(160)%	$(2,681)	(133)%

	For the Six Months Ended

	June 30, 2009		June 30, 2010		Variance

	Amount	% Sales	Amount	% Sales	$ Change	% Change

	(dollars in thousands)

Sales of real estate	$6,913	100%	$6,603	100%	$(310)	(4)%
Cost of real estate sales(2)	4,586	66	11,360	172	6,774	148

Gross profit	2,327	34	(4,757)	(72)	(7,084)	(304)

Other revenues	757	11	850	13	93	12

Cost of other operations	1,655	24	1,660	25	5	—
Selling and marketing expenses	2,377	34	2,333	35	(44)	(2)
Segment general and administrative expenses (1)	2,466	36	4,535	69	2,069	84

Segment operating loss	$(3,414)	(49)%	$(12,435)	(188)%	$(9,021)	(264)%

(1)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $11.6 million and $10.4 million for the three months ended June 30, 2009 and 2010, respectively. Corporate general and administrative expenses (excluding mortgage operations) totaled $22.5 million and $24.0 million for the six months ended June 30, 2009 and 2010, respectively. (See Corporate General and Administrative Expenses below for further discussion).

(2)

During the six months ended June 30, 2010 we incurred non-cash impairment charges of $5.6 million, mainly associated with the write down of Bluegreen Communities inventory to its fair value less costs to sell in the first quarter of 2010. During the six months ended June 30, 2009, non-cash inventory impairment charges were $0.7 million.

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, excluding sales of bulk parcels, and before giving effect to the percentage-of-completion method of accounting:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009	2010	2009	2010

Number of homesites sold	89	63	126	129
Average sales price per homesite	$46,799	$60,206	$55,289	$59,175

Sales at Bluegreen Communities have been, and continue to be, adversely impacted by the weakening of the economy in general and the deterioration of the real estate markets, in particular. We have experienced continued low demand, especially for our higher priced premium homesites. In response to the deterioration in the real estate markets and in order to stay competitive in certain markets where our competitors have aggressively reduced prices, we have significantly reduced prices on completed homesites in certain communities. In addition, during 2009, we substantially sold out of certain of our communities which also contributed to the decrease in sales in both periods of 2010. The changes in our average sales price per homesite during the three and six months ended June 30, 2010 compared to the same period in 2009 reflect changes in the mix of homesites sold during the respective periods. The tables below set forth information with respect to contracts to sell homesites at June 30, 2010, before giving effect to the percentage-of-completion method of accounting and state rescission statutes (in thousands):

	Contracts to Sell Property at Projects Not Substantially Sold Out at June 30, 2010

	Sales for the Three Months Ended June 30,			Sales for the Six Months Ended June 30,

Project	2009	2010	Variance	2009	2010	Variance

Vintage Oaks at the Vineyard	$892	$1,284	$392	$1,769	$3,207	$1,438
Havenwood at Hunter’s Crossing	241	26	(215)	547	407	(140)
Lake Ridge at Joe Pool Lake	394	562	168	893	765	(128)
King Oaks	301	(139)	(440)	530	174	(356)
Chapel Ridge	437	440	3	437	590	153
The Bridges at Preston Crossings	—	—	—	38	—	(38)
Sugar Tree on the Brazos	95	555	460	194	555	361
Sanctuary Cove	—	93	93	—	220	220

Total	$2,360	$2,821	$461	$4,408	$5,918	$1,510

	Contracts to Sell Property at Projects Substantially Sold Out at June 30, 2010

	Sales for the Three Months Ended June 30,			Sales for the Six Months Ended June 30,

Project	2009	2010	Variance	2009	2010	Variance

Mystic Shores	$1,085	$—	$(1,085)	$1,493	$—	$(1,493)
Saddle Creek Forest	1,176	225	(951)	1,296	570	(726)
Miscellaneous	572	210	(362)	1,084	465	(619)

Total	2,833	435	(2,398)	3,873	1,035	(2,838)

Total Contracts	$5,193	$3,256	$(1,937)	$8,281	$6,953	$(1,328)

Bluegreen Communities’ sales were reduced by $0.2 million and $0.4 million during the three months ended June 30, 2009 and 2010, respectively, as a result of the application of the percentage-of-completion method of accounting. Bluegreen Communities’ sales were reduced by $0.2 million and $0.5 million during the six months ended June 30, 2009 and 2010, respectively, as a result of the application of the percentage-of-completion method of accounting.

As a result of our continued depressed sales volume, reduced prices, and the impact of current sales levels on the forecasted sell-out period of our projects, during the six months ended June 30, 2009 and 2010, we recorded non-cash charges to cost of real estate sales of approximately $0.7 million and $5.6 million, respectively, to write-down the inventory balances of certain phases of our completed homesites to their estimated fair value less costs to sell. The majority of the 2010 charges were recorded during the first quarter of 2010. We calculated the estimated fair value less costs to sell of these properties based on our analysis of their estimated future cash flows, discounted at rates commensurate with the inherent risk. We estimated future cash flows based upon our expectations of our performance given current and projected forecasts of the economy and real estate markets in general. Should the adverse conditions in the real estate markets we operate in continue longer than we have forecasted or deteriorate further or if our performance does not otherwise meet our expectations, additional charges will be recorded in the future.

Our Bluegreen Communities homesite inventory consists of substantially completed homesites held for sale and land held for the development of additional homesites in the future. We intend to continue to sell our homesites pursuant to Bluegreen Communities’ current retail sales model. Based on the sales prices currently being realized on our homesites and our forecasts of sales pace, we believe that our Bluegreen Communities inventory is being carried at the appropriate value pursuant to current accounting rules. Should our intentions or estimates relative to our Bluegreen Communities business change in the future, the carrying values of the related inventory and our results of operations could be materially adversely affected.

In addition to the inventory charges described above, Bluegreen Communities’ gross margin was negatively impacted during the three and six months ended June 30, 2010 and 2009, by the reductions in sales prices of certain completed homesites. Variations in cost structures and the market pricing of homesites available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.), also impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting and the impact of selling homesites previously written-down, will cause variations in gross margin between periods.

Other operations of our Bluegreen Communities business historically included the operation of several daily fee golf courses, as well as realty resale operations at several of our residential land communities. On December 30, 2009, we sold four of our golf courses located in North Carolina and Virginia and have reported the operating results of the these golf courses as discontinued operations. Subsequent to the aforementioned sale, we continue to own and operate two golf courses.

Our golf course operations periodically incur higher losses during periods of low level of play, especially during the winter months, as a result of fixed operating expenses and maintenance costs. Also, our two remaining golf courses are still in their early years of operations and are located within relatively new communities. We believe that the operating results of these courses may improve as individuals who have purchased homesites in the communities in which these courses are located build their homes and begin living in the community, as this should increase the amount of play on our golf courses. However, there is no assurance that such improvement in operating results will be achieved.

During 2010 we have continued to focus our marketing efforts on internet and regionally based advertising. While we believe this focus will lead to an increase in interest in our properties, we continue to experience relatively lower sales conversion rates. Bluegreen Communities’ total selling and marketing expenses increased by $69,000, or 6%, during the three months ended June 30, 2010, as compared to the same period in 2009. Total selling and marketing expenses for Bluegreen Communities remained relatively flat during the six months ended June 30, 2010, as compared to the same period in 2009. As a percentage of sales, selling and marketing expenses increased from 27% during the three months ended June 30, 2009 to 45% during the three months ended June 30, 2010 and increased slightly from 34% during the six months ended June 30, 2009 to 35% during the six months ended June 30, 2010. The increase in selling and marketing expenses as a percentage of sales in both periods of 2010, compared to the same periods in 2009, reflect lower sales in 2010.

Bluegreen Communities’ general and administrative expenses increased during the three and six months ended June 30, 2010 as compared to the same periods in 2009. The increases in both periods of 2010 are primarily the result of increased cost to settle litigation and a higher proportion of real estate taxes being expensed as incurred versus capitalized into inventory, due to reduced construction and development spending compared to prior periods.

We have recently created a real estate advisory services business and intend to pursue possible opportunities to use our core competencies to provide asset management, market research, and other real estate consulting services to third parties on a fee basis. However, there is no assurance that we will be successful in doing so.

As of June 30, 2010, Bluegreen Communities had $1.0 million of sales and $0.4 million of segment operating profit deferred under percentage-of-completion accounting. As of December 31, 2009, Bluegreen Communities had $0.5 million of sales and $0.2 million of segment operating profit deferred under percentage-of-completion accounting.

Finance Operations

As of June 30, 2010, our finance operations included the excess interest spread earned on $756.3 million of notes receivable. This amount reflects the consolidation of notes receivable held by seven of our special purpose finance entities that occurred on January 1, 2010, that were previously not consolidated by us in accordance with then-prevailing generally accepted accounting principles (see Note 2 in Notes to Condensed Consolidated Financial Statements for additional information).

Profit from Notes Receivable Portfolio and Mortgage Servicing Operations. The following table details the sources of income and related expenses associated with our notes receivable portfolio (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009	2010	2009	2010

Interest Income:
VOI notes receivable:
Non-securitized	$6,471	$6,440	$13,208	$12,599
Securitized	6,105	20,450	11,961	41,737
Retained interest in notes receivable sold	5,068	—	10,878	—
Other	51	36	141	81

Total interest income	17,695	26,926	36,188	54,417

Servicing Fee Income:
Securitized notes receivable	1,941	—	3,998	—
Fee-based services	—	33	—	46

Total income	19,636	26,959	40,186	54,463

Interest Expense:
Receivable-backed notes payable:
Non-recourse	1,310	9,537	2,173	19,522
Recourse	1,202	1,272	2,356	2,571

Total interest expense on receivable-backed notes payable	2,512	10,809	4,529	22,093
Cost of mortgage servicing operations	431	457	1,103	1,187

Total expenses	2,943	11,266	5,632	23,280

Pre-tax profit on notes receivable portfolio and mortgage servicing operations	$16,693	$15,693	$34,554	$31,183

The increase in total interest income on notes receivable during the three and six months ended June 30, 2010 as compared to the same periods in 2009 reflects a higher average balance of our vacation ownership notes receivable and to a lesser extent, higher interest rates charged on timeshare loans originated after December 15, 2008. As discussed above, the average balances of our notes receivable increased during the three and six months ended June 30, 2010 as a result of the consolidation of notes receivable held by seven of our special purpose finance entities. Accounting rules previously required that the assets and liabilities of these special purpose finance entities to be treated off-balance-sheet. Accordingly, we previously did not recognize interest income on notes receivable, but instead recognized interest income through the accretion of interest on our retained interests in the notes held by these entities.

Mortgage Servicing Operations. Our mortgage servicing operations include processing payments, and performing collections of notes receivable owned by us, as well as collecting payments on notes receivable owned by third parties. In addition, our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities, as well as perform monthly reporting activities for our lenders and receivable investors. Prior to the adoption of ASU 2009-17 on January 1, 2010, we recognized servicing fee income for providing mortgage servicing for notes receivable that had been sold to off-balance-sheet special purpose finance entities and for providing loan services to other third-party portfolio owners, on a cash-fee basis. Effective January 1, 2010, we ceased recognizing servicing fee income for providing mortgage servicing to our special purpose finance entities as such entities are now consolidated by us (see Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information). While we still receive mortgage servicing fees for servicing our securitized notes receivable, those amounts are now accounted for as a component of interest income.

During the three and six months ended June 30, 2010, servicing fee income represented mortgage servicing fees earned on behalf of a third-party lender in connection with one of our fee-based services arrangements. As of June 30, 2010, the total amount of notes receivable serviced by us under this arrangement was $13.3 million.

Interest Expense on Receivable-Backed Notes Payable. Interest expense on receivable-backed notes payable was $2.5 million and $10.8 million for the three months ended June 30, 2009 and 2010, respectively. Interest expense on receivable-backed notes payable was $4.5 million and $22.1 million for the six months ended June 30, 2009 and 2010, respectively. The increase in the 2010 periods reflects a higher average debt balance due to the recognition of approximately $411.4 million of non-recourse receivable-backed debt as a result of the consolidation of our special purpose finance entities as of January 1, 2010. As stated above, accounting rules previously in effect required that the assets and liabilities of these special purpose finance entities be treated off-balance-sheet and, accordingly, we historically did not recognize an obligation for the receivable-backed debt of the special purpose finance entities nor did we recognize the related interest expense on such debt.

Other Interest Expense. Other interest expense was $5.6 million and $10.9 million for the three and six months ended June 30, 2009, respectively, as compared to other interest expense of $5.7 million and $11.5 million for the three and six months ended June 30, 2010, respectively. The increases reflect higher interest rates on our renegotiated debt agreements, partially offset by a lower average debt balance as a result of the repayment of our lines-of-credit and notes payable. Additionally, on March 30, 2010, the interest rates on the securities issued by Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.43% as of June 30, 2010).

Total interest expense capitalized to construction in progress was $0.4 million and $0.1 million for the three months ended June 30, 2009 and 2010, respectively. Total interest expense capitalized to construction in progress was $1.3 million and $0.2 million for the six months ended June 30, 2009 and 2010, respectively. Interest expense capitalized to construction in progress varies based upon the amount of construction and development spending and, as a result, decreased during the 2010 periods due to less construction and development spending in 2010.

Our effective cost of borrowing was 5.0% and 6.6% for the six months ended June 30, 2009 and 2010, respectively.

On July 30, 2010, the interest rate on the securities issued by BST II and BST III contractually changed from a fixed- rate of 9.158% and 9.193%, respectively, to a variable rate equal to the 3-month LIBOR + 4.85%.

Corporate General and Administrative Expenses

Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Overall corporate and general administrative costs may fluctuate between periods for various reasons, including but not limited to the timing of professional services and litigation expenses. In addition, consistent with our prior segment reporting treatment, changes in the payroll accrual between reporting periods for the entire company are recorded as corporate general and administrative expense. Corporate general and administrative expenses, excluding mortgage servicing operations, were $11.6 million and $10.4 million for the three months ended June 30, 2009 and 2010, respectively. Corporate general and administrative expenses, excluding mortgage servicing operations, were $22.5 million and $24.0 million for the six months ended June 30, 2009 and 2010, respectively.

Corporate general and administrative expenses during the three months ended June 30, 2010 decreased $1.2 million, or 10%, compared to the same period in 2009, due to lower corporate office depreciation expense and litigation costs. In addition, during the three months ended June 30, 2009, we incurred certain expenses relating to strategic consulting services provided to us. These expenses were not incurred in the comparable 2010 period.

The $1.5 million, or 7%, increase in corporate general and administrative expenses during the six months ended June 30, 2010 as compared to the same period in 2009 consists primarily of additional costs in the first quarter of 2010 associated with management consulting services and other increased professional fees, partially off-set by lower depreciation expense and lower litigation costs.

For a discussion of field selling, general and administrative expenses, see Sales and Field Operations above.

Discontinued Operations. During the fourth quarter of 2009, we sold four of our golf courses located in North Carolina and Virginia. The operating results of these golf courses are presented as discontinued operations and consist of the following:

	Three Months ended June 30, 2009	Six Months ended June 30, 2009

Golf operations revenue	$2,052	$3,182
Cost of operations	1,694	3,044

Income from discontinued operations before provision for income taxes	358	138

Provision for income taxes	126	49

Income from discontinued operations	$232	$89

Other Income (Expense), Net. Other income, net was $1.8 million for the three months ended June 30, 2009 as compared to other expense, net of $0.7 million for the three months ended June 30, 2010. Other income, net was $1.3 million for the six months ended June 30, 2009 as compared to other expense, net of $0.4 million for the six months ended June 30, 2010. Other expense, net incurred during both periods in 2010 includes $0.6 million in costs associated with pursuing alternative liquidity sources. Additionally, both periods in 2009 include the benefit of approximately $0.7 million realized in connection with the successful termination of certain of our 2008 restructuring-related lease obligations, for an amount lower than previously recognized.

Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, our 51%-owned subsidiary, in our consolidated financial statements (See Note 1 of the Notes to Consolidated Financial Statements for further information). The non-controlling interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in Bluegreen/Big Cedar Vacations, LLC. Non-controlling interest in income of consolidated subsidiary was $1.6 million and $1.4 million for the three months ended June 30, 2009 and 2010, respectively. Non-controlling interest in income of consolidated subsidiary was $2.7 million and $2.9 million for the six months ended June 30, 2009 and 2010, respectively.

Provision for Income Taxes. Our effective income tax rate was 43% during the six months ended June 30, 2009 and 2010. Our quarterly effective income tax rates are based upon our current estimated annual effective rate. Our annual effective income tax rate varies based upon the amount of our taxable earnings and the allocation of those earnings amongst the various states in which we operate.

Our provision for income tax in 2009 includes a one-time benefit of $4.6 million for an adjustment to deferred income taxes in the second quarter of 2009, a result of certain temporary book and tax differences becoming deemed permanent. The effect tax rate of 43% during 2009 excludes this one-time benefit.

Net Income (Loss). Our net income was $6.8 million and $4.3 million during the three months ended June 30, 2009 and 2010, respectively. Our net income was $10.4 million during the six months ended June 30, 2009 and our net loss was $3.5 million during the six months ended June 30, 2010.

Changes in Financial Condition

The following table summarizes our cash flows for the six months ended June 30, 2009 and 2010 (in thousands):

	For the Six Months Ended June 30,

	2009	2010

Cash flows (used in) provided by operating activities	$(15,169)	$79,529
Cash flows provided by (used in) investing activities	13,627	(1,674)
Cash flows provided by (used in) financing activities	7,283	(84,757)

Net increase (decrease) in cash and cash equivalents	$5,741	$(6,902)

Cash Flows from Operating Activities. We generated $79.5 million of cash from our operating activities during the six months ended June 30, 2010 as compared to the $15.2 million of cash used in operating activities during the same period in 2009. The increase in cash flows from operating activities during the 2010 period was primarily a result of significantly lower development spending and the adoption of ASU 2009-17 on January 1, 2010. The adoption of ASU 2009-17 required us to consolidate the assets, liabilities, and operations of seven special purpose finance entities (See Note 2 of the Notes to Condensed Consolidated Financial Statements). The consolidation of the entities resulted in changes to our cash flow statement in the form of additional cash receipts from securitized notes receivable now being included in operating cash flows. Previously, these special purpose finance entities were not consolidated and the net cash flow associated with their operations (which consist of collecting principal and interest payments on notes receivable and making interest and debt repayments) was recorded as a component of investing activities as cash received from retained interests. The increase in cash flows from operating activities also was the result of our successful efforts to receive larger down payments on our sales and generate a higher percentage of cash VOI sales, as well as increased revenues related to our fee-based operations which are substantially on a cash basis.

Cash Flows from Investing Activities. We used $1.7 million of cash in our investing activities during the six months ended June 30, 2010 as compared to $13.6 million of cash generated during the same period in 2009. The decrease in cash flows from investing activities during 2010 was primarily the result of the required reclassification of cash received from retained interests in notes receivable sold as a result of the adoption of ASU 2009-17 (as discussed above in Cash Flows from Operating Activities) compared to amounts received in the 2009 period. This decrease was partially offset by lower expenditures during the first six months of 2010 for property and equipment as compared to the same period in 2009.

Cash Flows from Financing Activities. We used $84.8 million of cash in our financing activities during the six months ended June 30, 2010 as compared to $7.3 million of cash generated during the same period in 2009. The decrease in cash flows from financing activities during 2010 was related to net repayments (i.e., borrowings net of repayments) of $57.9 million related to our debt collateralized by notes receivable during the six months ended June 30, 2010 compared to net borrowings of $5.7 million during the same period in 2009. The net repayments of notes receivable-backed debt in 2010 primarily reflects the consolidation of securitization debt as a result of adopting ASU 2009-17. The securitization debt is repaid as mortgage payments are received on the notes receivable that serve as collateral for the debt. In addition, we had repayments of $25.9 million under our lines-of-credit and notes payable during the six months ended June 30, 2010 compared to net borrowings of $2.1 million in the same period in 2009. For additional information on our availability of cash from our existing credit facilities as well as our repayment obligations, see Liquidity and Capital Resources below.

Liquidity and Capital Resources

Our primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our residual interests in such transactions, (iv) cash from our finance operations, including principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites and mortgage servicing fees, and (v) net cash generated from our sales and marketing fee-based services and other resort services, including our resorts management operations, and other communities operations.

Sales of VOIs accounted for 91% of our consolidated sales during the six months ended June 30, 2010. As a result of strategic initiatives implemented in the fourth quarter of 2008, we have realized higher down payments and a higher percentage of cash sales with our VOI customers compared to prior years, and, including down payments received on financed sales, 48% of our VOI sales were received in cash within approximately 30 days from contract.

Historically, our business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor in our ability to meet our short and long-term cash needs. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Bluegreen Communities has also historically incurred debt for the acquisition and development of its residential land communities.

Since 2008, there have been unprecedented disruptions in the credit markets, which have made obtaining additional and replacing existing external sources of liquidity in the term securitization market more difficult and more costly. Financial institutions have been cautious about entering into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of our lenders, have announced that they either have or will be exiting the resort finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have generally been unavailable to us on reasonable terms, if at all.

In the fourth quarter of 2008, we implemented certain strategic initiatives with a view to better position our operations in light of the downturn in the commercial credit markets. As a result of these and other initiatives, our post-2008 VOI sales levels are materially lower than those which we historically realized. We intend to continue to monitor our operating results as well as the external environment in order to attempt to adjust our business to existing conditions. The ongoing goals of our strategic initiatives are designed to conserve cash and enhance our financial position, to the extent possible by:

•	Maintaining a significantly reduced sales level (compared to 2008 levels) in our Bluegreen Resorts business in an effort to match our sales pace to our liquidity and known receivable capacity;

•	Emphasizing cash-based business in our sales, resort management and finance operations, with particular focus on growing our fee-based service business;

•	Minimizing the cash requirements of Bluegreen Communities;

•	Maintaining reduced levels of overhead and continuing to seek increasing efficiency;

•	Minimizing capital spending;

•	Working with our lenders to renew, extend, or refinance our credit facilities;

•	Maintaining compliance under our outstanding indebtedness; and

•	Continuing to provide what we believe is a high level of quality vacation experiences and customer service to our VOI owners.

While we believe that we have realized initial success with our strategic initiatives, there is no assurance that we will be successful in achieving our goals.

While the vacation ownership business has historically been capital intensive, one of our principal goals in the current environment is to utilize our sales and marketing, mortgage servicing, fee-based management services, title and construction expertise to pursue fee-based-service business relationships that require low up-front capital investment and produce strong cash flows for us.

The advance periods of many of our receivable-backed credit facilities have expired or will expire in the near term. We intend to continue our efforts to renew and extend the advance periods under certain of our existing receivable-backed credit facilities, and to seek additional similar credit facilities, and we believe that the implementation of our strategic initiatives has better positioned us to address these matters with our existing and future lenders; however, there is no assurance that our efforts will be successful, in which case, our liquidity would be significantly adversely impacted. Further, while we may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, there is no assurance that such financing will be available to us on favorable terms or at all. In light of the current trading price of our common stock, financing involving the issuance of our common stock or securities convertible into our common stock would be highly dilutive to our existing shareholders.

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant cash requirements to service debt reduces the funds available for operations and future business opportunities and increases our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments, or pay cash dividends on or repurchase common stock; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

Credit Facilities

The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of June 30, 2010. These facilities do not constitute all of our outstanding indebtedness as of June 30, 2010. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of June 30, 2010 (in thousands):

	Revolving Borrowing Limit	Outstanding Balance as of June 30, 2010	Availability as of June 30, 2010	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of June 30, 2010

				Aug. 30, 2010;	Prime + 2.50%;
BB&T Purchase Facility(1)	$150,000	$113,799	$36,201	June 5, 2022	5.75%
					30 day
				Aug. 27, 2010;	LIBOR+2.50%;
Liberty Bank Facility(1)	75,000	70,731	4,269	Aug. 27, 2014	5.75%(2)

	$225,000

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)	Interest charged on this facility is variable, subject to a floor of 5.75%.

BB&T Purchase Facility. On June 30, 2009, we amended and restated an existing timeshare notes receivable purchase facility (the “BB&T Purchase Facility”) with Branch Banking and Trust Company (“BB&T”), extending the revolving advance period under the facility to June 29, 2010. On June 29, 2010, BB&T extended the revolving advance period of the facility to August 30, 2010, with any further extension being subject to BB&T’s approval. The BB&T Purchase Facility provides for the sale of our timeshare receivables at an advance rate of 67.5% of the principal balance up to a cumulative purchase price of $150.0 million on a revolving basis, subject to the terms of the facility, eligible collateral and other terms and conditions we believe to be customary for facilities of this type. While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.

As of June 30, 2010, the outstanding balance of the BB&T Purchase Facility reflected a ratio of 77.9% of outstanding advances to outstanding receivables transferred to BB&T under the facility. Under the terms of the facility, we will equally share with BB&T in the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the advance rate on the existing receivables reduces to 67.5% as the outstanding balance amortizes.

We have received a non-binding term sheet from BB&T for an additional one-year extension of the revolving advance period under this facility; however, there is no assurance that such extension will be obtained on favorable terms, if at all. The extension is contingent on the closing of a refinancing of a portion of the receivables currently in the BB&T Purchase Facility, and we are in the process of documenting such refinancing. There are no assurances that such refinancing will occur as expected.

During the six months ended June 30, 2010, we did not pledge any VOI notes receivable to this facility. We made repayments of $17.5 million on the facility during the six months ended June 30, 2010. As of August 5, 2010, after subsequent repayments, there was $41.2 million available for advance under this facility.

Liberty Bank Facility. We have a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial. The facility provides for a 90% advance on eligible receivables pledged under the facility during a two-year period ending on August 27, 2010, subject to terms and conditions we believe to be customary for facilities of this type. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance, if any, due on August 27, 2014. As the Liberty Bank facility is revolving, availability under the facility increases up to the $75.0 million facility limit as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid through the expiration of the advance period, pursuant to the terms of the facility.

During the six months ended June 30, 2010, we pledged $22.9 million of VOI notes receivable to this facility and received cash proceeds of $20.6 million. We also made repayments of $8.9 million on the facility during the first six months of 2010. On July 29, 2010, we pledged $4.7 million of VOI notes receivable to this facility and received cash proceeds of $4.2 million. Subsequent to this borrowing, and based on subsequent repayments, we had $1.8 million in availability under this facility as of August 5, 2010. We are currently in discussions with the syndicate regarding the extension of the advance period under this facility. There can be no assurance that such extension will be obtained on favorable terms, if at all.

Future Receivable Facilities. We are currently in the legal documentation stage with a lender for a new $20 million timeshare receivables facility. There can be no assurance that this facility will be consummated on favorable terms, or at all.

Other Outstanding Receivable-Backed Notes Payable

We have outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. We had the following outstanding balances under such credit facilities as of June 30, 2010 (in thousands):

	Balance as of June 30, 2010	Borrowing Maturity	Borrowing Rate; Rate as of June 30, 2010

The GE Bluegreen/Big Cedar Facility	$28,214	April 16, 2016	30 day LIBOR+1.75%; 2.10%
Wells Fargo Facility	7,272	December 31, 2010	Prime + 0.50%; 4.00%(1)
The GMAC Receivables Facility	4,148	February 15, 2015	30 day LIBOR+4.00%; 4.35%
Non-recourse Securitization Bonds	372,147	Varies	Varies

	$411,781

(1)        Interest charged on this facility is variable and may be subject to a 4.00% floor.

The GE Bluegreen/Big Cedar Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings mature no later than April 16, 2016. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. During the six months ended June 30 2010, we repaid $4.6 million on this facility.

The Wells Fargo Facility. We have a credit facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”). Historically, we have primarily used this facility for borrowings collateralized by the pledge of certain VOI receivables which typically have been our one-year term receivables. The borrowing period for advances on eligible receivables expired on December 31, 2009, and the maturity date of all borrowings is December 31, 2010. The interest rate charged on outstanding receivable borrowings under the facility is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. During the six months ended June 30, 2010, we repaid $7.1 million on this facility.

Receivable-Backed Notes Payable Previously Reported as Off-Balance-Sheet – Non-Recourse Securitization Bonds

See Note 5 of our Notes to Condensed Consolidated Financial Statements for information related to the debt obligations that were previously reported off-balance-sheet.

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

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our Resorts or Communities inventories. As of June 30, 2010 these included the following significant items (in thousands):

	Balance as of June 30, 2010	Borrowing Maturity (1)	Borrowing Rate; Rate as of June 30, 2010

			30 day LIBOR+4.50%;
The GMAC AD&C Facility	$71,493	Varies by loan (2)	4.85%
The H4BG Communities Facility	35,241	December 31, 2012	Prime + 2.00%; 10.00%
			Prime + 1.25 - 1.50%;
The Textron AD&C Loans	11,694	Varies by loan (2)	4.50% – 4.75%
			30 day LIBOR + 6.87%;
Wells Fargo Term Loan	35,176	April 30, 2012	7.22%

Total	$153,604

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between June 30, 2010 and maturity.

(2)	The maturity dates for this facility vary by loan. The maturity dates associated with each loan are discussed below.

The GMAC AD&C Facility. This facility was used to finance the acquisition and development of certain of our resorts and currently has three outstanding project loans. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”), is June 30, 2012. Approximately $65.9 million was outstanding on this loan as of June 30, 2010. Maturity dates for two project loans related to our Fountains resort in Orlando, Florida (the “Fountains Loans”) are September 2010 and March 2011, with $2.8 million and $2.8 million, respectively, outstanding as of June 30, 2010. Principal payments are effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the GMAC AD&C Facility are sold, subject to periodic minimum required amortization on the Club 36 Loan and the Fountains Loans. As of June 30, 2010, we had no availability under this facility. During the six months ended June 30, 2010, we repaid $15.9 million on this facility.

The H4BG Communities Facility. We have an outstanding balance under a credit facility (the “H4BG Communities Facility”) historically used to finance our Bluegreen Communities real estate acquisitions and development activities. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by our golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia). The period during which we can add additional projects to the H4BG Communities Facility has expired.

Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the prime rate plus 2%, subject to the following floors: (1) 10% until the balance of the loan is reduced to $32.6 million, (2) 8% until the balance of the loan is less than or equal to $20 million, and (3) 6% thereafter. During the six months ended June 30, 2010, we repaid $3.2 million on this facility.

Textron AD&C Loans. We have two acquisition loans with Textron Financial Corporation (“Textron”) with no future borrowing capacity. The loan used to acquire and develop our Odyssey Dells resort in Wisconsin Dells, Wisconsin (the “Odyssey Loan”) had an outstanding balance as of June 30, 2010 of approximately $6.0 million. We pay Textron principal payments as we sell timeshare interests that collateralize the Odyssey Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Odyssey Loan is December 31, 2011.

The outstanding balance on the loan used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Loan”) was $5.7 million as of June 30, 2010. We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Loan is April 2013.

We have fully guaranteed the Textron AD&C Loans. During the six months ended June 30, 2010, we repaid $1.1 million to Textron under these loans.

The Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated our notes payable to Wachovia and the line-of-credit issued by Wachovia into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line of credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, we made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the then-existing Wachovia debt. Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization of $4.4 million in 2010, $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, we pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. Wells Fargo has the right to receive as additional collateral, the residual interest in one future transaction which creates such a retained interest. During the six months ended June 30, 2010, we repaid $1.2 million on this facility.

Commitments

Our material commitments as of June 30, 2010 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal payments, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of June 30, 2010 (in thousands):

	Payments Due by Period

Contractual Obligations	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Receivable-backed notes payable	$7,272	$—	$74,880	$514,159	$596,311
Lines-of-credit and notes payable	39,033	117,475	959	2,419	159,886
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	10,489	14,906	10,070	28,811	64,276

Total contractual obligations	$56,794	$132,381	$85,909	$656,216	$931,300

We intend to use cash flows from operations, including cash received from the sale/pledge of VOI notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments required on contractual obligations. While this may not prove to be the case, we believe that we will continue to be successful in renewing certain receivable-backed credit facilities. Based on the factors described above and the expected positive impact on our financial position of the strategic initiatives implemented in the fourth quarter of 2008, we believe that we will be in a position to meet required debt payments when we expect them to be ultimately due, however there can be no assurance that this will be the case.

We estimate that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $2.6 million as of June 30, 2010. We estimate that the cash required to complete development of communities in which sales have occurred was approximately $7.2 million as of June 30, 2010. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next three to ten years, primarily with cash generated from operations. There is no assurance that we will be able to generate the cash from operations necessary to complete these commitments or that actual costs will not exceed the amounts estimated.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities we intend to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and receivable-backed credit facility extensions discussed above and the ongoing availability of credit. We will continue our efforts to renew or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

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

Off-balance-sheet Arrangements

We historically monetized our notes receivables through various facilities and through periodic term securitization transactions and other similar arrangements, many of which were accounted for as sales of notes receivable under the accounting requirements in effect at the time. As discussed further in Note 2 of our Notes to Financial Statements, on January 1, 2010, we adopted accounting rules that required us to consolidated seven existing special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance-sheet sales treatment. Accordingly, as of June 30, 2010, we do not have any off-balance-sheet arrangements.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our reports that we file under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three and six months ended June 30, 2010, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of June 30, 2010, there were 694,500 shares remaining for purchase under our current repurchase program.

Item 6.	Exhibits.

10.100

Omnibus Amendment No. 5 dated June 29, 2010, by and among the Registrant, Bluegreen Timeshare Finance Corporation I, BXG Timeshare Trust I, Vacation Trust, Inc., Wilmington Trust Company as Owner Trustee, Concord Servicing Corporation, GSS Holdings, Inc. as Trust Owner, U.S. Bank National Association and Branch Banking and Trust Company. (Incorporated by reference to exhibit 10.100 on Form 8-K filed on June 29, 2010)

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

BLUEGREEN CORPORATION (Registrant)

Date: August 6, 2010	By:	/s/ JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2010	By:	/s/ ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 6, 2010	By:	/s/ RAYMOND S. LOPEZ

Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)