Form 10-Q
period 2010-09-30
BLUEGREEN CORP
filed 2010-11-10
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	001-09292

Bluegreen Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	03-0300793

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 Conference Way North, Suite 100, Boca Raton, Florida	33431

(Address of principal executive offices)	(Zip Code)

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

          Yes ☐  No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2010, there were 32,504,612 shares of the registrant’s common stock, $0.01 par value, outstanding.

BLUEGREEN CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

TRADEMARKS

The terms “Bluegreen®,” “Bluegreen Communities®,” “Bluegreen Getaway Station®,” “Bluegreen Resorts®,” “Bluegreen Vacation Club®,” “Bluegreen Wilderness Club™ at Big Cedar®,” “Colorful Places to Play®,” “Colorful Places To Live And Play®,” “Go Where the Wind Takes You®,” “Leisure Path®,” “See More. Pay Less. Bluegreen Traveler Plus®,” “You’re Going To Like What You See!®,” “Encore Rewards®,” “Outdoor Traveler Logo®,” “Outdoor Traveler Destinations™,” and the “Bluegreen Logo®” are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2009	September 30, 2010

	(1)	(Unaudited)
ASSETS
Unrestricted cash and cash equivalents	$70,491	$85,897
Restricted cash ($5,198 and $39,388 held by VIEs at December 31, 2009 and September 30, 2010, respectively)	23,908	54,347
Contracts receivable, net	4,826	1,521
Notes receivable including gross securitized notes of $169,041 and $551,899 (net of allowance of $46,826 and $124,328)	309,307	615,089
Prepaid expenses	7,884	9,522
Other assets	35,054	47,499
Inventory	515,917	428,926
Retained interests in notes receivable sold	78,313	—
Property and equipment, net	85,565	80,557

Total assets	$1,131,265	$1,323,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$14,846	$11,194
Accrued liabilities and other	51,083	57,624
Deferred income	14,883	18,207
Deferred income taxes	87,797	40,134
Receivable-backed notes payable – recourse ($0 and $24,375 held by VIEs at December 31, 2009 and September 30, 2010, respectively)	111,526	149,298
Receivable-backed notes payable - non-recourse (held by VIEs)	131,302	443,950
Lines-of-credit and notes payable	185,781	147,273
Junior subordinated debentures	110,827	110,827

Total liabilities	708,045	978,507

Commitments and contingencies (Note 11)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 140,000 shares authorized; 34,099 and 34,083 shares issued at December 31, 2009 and September 30, 2010, respectively	341	341
Additional paid-in capital	187,006	188,680
Treasury stock, 2,756 common shares at both December 31, 2009 and September 30, 2010, at cost	(12,885)	(12,885)
Accumulated other comprehensive loss, net of income taxes	(608)	—
Retained earnings	212,376	130,839

Total Bluegreen Corporation shareholders’ equity	386,230	306,975
Non-controlling interest	36,990	37,876

Total equity	423,220	344,851

Total liabilities and shareholders’ equity	$1,131,265	$1,323,358

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

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,

	2009	2010

Revenues:
Gross sales of real estate	$78,143	$75,651
Estimated uncollectible VOI notes receivable	(6,877)	(33,448)

Sales of real estate	71,266	42,203

Other resort fee-based services and communities operations revenue	15,690	17,909
Fee-based sales commission revenue	7,026	15,148
Interest income	16,745	26,461
Other income, net	665	—

	111,392	101,721

Costs and expenses:
Cost of real estate sales	28,521	37,308
Cost of other resort fee-based services and communities operations	12,042	12,450
Selling, general and administrative expenses	50,378	57,296
Interest expense	10,485	16,260
Other expense, net	—	2,008

	101,426	125,322

Income (loss) before non-controlling interest, provision (benefit) for income taxes and discontinued operations	9,966	(23,601)
Provision (benefit) for income taxes	3,182	(10,082)

Income (loss) from continuing operations	6,784	(13,519)
Loss from discontinued operations	(204)	—

Net income (loss)	6,580	(13,519)
Less: Net income attributable to non-controlling interest	2,647	3,189

Net income (loss) attributable to Bluegreen Corporation	$3,933	$(16,708)

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Basic:
Earnings (loss) per share from continuing operations attributable to Bluegreen shareholders	$0.13	$(0.54)
Loss per share for discontinued operations	—	—

Earnings (loss) per share attributable to Bluegreen shareholders	$0.13	$(0.54)

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Diluted:
Earnings (loss) per share from continuing operations attributable to Bluegreen shareholders	$0.13	$(0.54)
Loss per share for discontinued operations	—	—

Earnings (loss) per share attributable to Bluegreen shareholders	$0.13	$(0.54)

Weighted average number of common shares:
Basic	31,093	31,178

Diluted	31,109	31,178

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,

	2009	2010

Revenues:
Gross sales of real estate	$197,101	$177,612
Estimated uncollectible VOI notes receivable	(23,425)	(58,050)

Sales of real estate	173,676	119,562

Other resort fee-based services and communities operations revenue	43,698	51,464
Fee-based sales commission revenue	7,026	37,458
Interest income	52,933	80,878
Other income, net	1,964	—

	279,297	289,362

Costs and expenses:
Cost of real estate sales	62,765	67,102
Cost of other resort fee-based services and communities operations	31,851	35,633
Selling, general and administrative expenses	136,188	161,261
Interest expense	25,920	49,835
Other expense, net	—	2,397

	256,724	316,228

Income (loss) before non-controlling interest, provision (benefit) for income taxes and discontinued operations	22,573	(26,866)
Provision (benefit) for income taxes	2,775	(12,707)

Income (loss) from continuing operations	19,798	(14,159)
Loss from discontinued operations	(115)	—

Net income (loss)	19,683	(14,159)
Less: Net income attributable to non-controlling interest	5,383	6,097

Net income (loss) attributable to Bluegreen Corporation	$14,300	$(20,256)

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Basic:
Earnings (loss) per share from continuing operations attributable to Bluegreen shareholders	$0.46	$(0.65)
Loss per share for discontinued operations	—	—

Earnings (loss) per share attributable to Bluegreen shareholders	$0.46	$(0.65)

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share –Diluted:
Earnings (loss) per share from continuing operations attributable to Bluegreen shareholders	$0.46	$(0.65)
Loss per share for discontinued operations	—	—

Earnings (loss) per share attributable to Bluegreen shareholders	$0.46	$(0.65)

Weighted average number of common shares:
Basic	31,079	31,162

Diluted	31,085	31,162

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September,

	2009	2010

Operating activities:
Net income (loss)	$19,683	$(14,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash communities inventory impairment charge	2,297	26,447
Other non-cash charges	—	1,623
Non-cash stock compensation expense	3,811	1,674
Depreciation and amortization	11,137	11,526
Loss on disposal of property and equipment	83	188
Estimated uncollectible notes receivable	23,537	58,213
Provision (benefit) for deferred income taxes	2,713	(12,707)
Interest accretion on retained interests in notes receivable sold	(14,999)	—
Changes in operating assets and liabilities:
Contracts receivable	3,312	3,305
Notes receivable	(19,467)	13,270
Inventory	9,962	31,350
Prepaid expenses and other assets	(6,387)	(3,503)
Change in restricted cash	(5,301)	6,079
Accounts payable, accrued liabilities and other	(29,098)	2,444

Net cash provided by operating activities	1,283	125,750

Investing activities:
Purchases of property and equipment	(6,827)	(2,367)
Cash received from retained interests in notes receivable sold	32,361	—

Net cash provided by (used in) investing activities	25,534	(2,367)

Financing activities:
Proceeds from borrowings collateralized by notes receivable	61,497	82,311
Payments on borrowings collateralized by notes receivable	(67,995)	(143,371)
Proceeds from borrowings under lines-of-credit facilities and other notes payable	11,818	—
Payments under lines-of-credit facilities and other notes payable	(32,722)	(38,508)
Payment of debt issuance costs	(4,936)	(3,198)
Distributions to non-controlling interest	—	(5,211)

Net cash used in financing activities	(32,338)	(107,977)

Net (decrease) increase in cash and cash equivalents	(5,521)	15,406
Unrestricted cash and cash equivalents at beginning of period	60,561	70,491

Unrestricted cash and cash equivalents at end of period	$55,040	$85,897

Supplemental schedule of non-cash operating, investing and financing activities:

Net change in unrealized gains in retained interests in notes receivable sold	$(2,425)	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUEGREEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. For further information, refer to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).

Organization

We provide Colorful Places to Live and Play® through our resorts and residential communities businesses. Our resorts business (“Bluegreen Resorts”) markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of others typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Members in the Bluegreen Vacation Club may stay in any of our 56 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays.

Our residential communities business (“Bluegreen Communities”) acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities.

Our other resort and communities operations consist primarily of revenues from resort property and homeowners’ association management services, VOI title services, resort amenity operations, realty operations and daily-fee golf course operations. We also generate significant interest income by providing financing to individual purchasers of VOIs.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, and variable interest entities for which we are the primary beneficiary. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as we hold a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, have an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and have majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee. We do not consolidate our statutory business trusts formed to issue trust preferred securities as these entities represent variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations (Topic 810). The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions in consolidation.

On January 1, 2010, we adopted Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, or Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (“ASC 860”): Accounting for Transfers of Financial Assets (“ASU 2009-16”) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). The adoption of these standards resulted in our consolidation, on January 1, 2010, of seven special purpose finance entities associated with past securitization transactions. See Note 2 below for more information. In accordance with then-prevailing GAAP, we previously did not consolidate these special purpose finance entities in our financial statements because the securitization transactions qualified as sales of financial assets.

On December 30, 2009, we sold four of our golf courses located in North Carolina and Virginia for an aggregate purchase price of approximately $9.4 million. For the three and nine months ended September 30, 2009, these golf operations have been presented as discontinued operations in the Condensed Consolidated Statements of Operations.

Restricted Cash

Restricted cash consists primarily of customer deposits held in escrow accounts and cash held in reserve accounts related to securitization debt.

Use of Estimates

In accordance with GAAP, we make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings (Loss) Per Common Share

We compute basic earnings (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings (loss) per common share, but also gives effect to all dilutive stock options and unvested restricted stock using the treasury stock method.

No common shares were issued as a result of stock option exercises during the three and nine months ended September 30, 2009 and 2010. Certain shares related to stock options and unvested restricted stock were excluded from the computation of diluted earnings per common share due to their anti-dilutive effect. For the three months ended September 30, 2009 and 2010, approximately 4.0 million shares and for the nine months ended September 30, 2009 and 2010, approximately 4.1 million shares were excluded from the determination of diluted earnings (loss) per common share because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2010	2009	2010

Numerator:
Income (loss) from continuing operations	$6,784	$(13,519)	$19,798	$(14,159)
Less: Net income attributable to non-controlling interest	2,647	3,189	5,383	6,097

Income (loss) from continuing operations attributable to Bluegreen Corporation	$4,137	$(16,708)	$14,415	$(20,256)

Denominator:
Denominator for basic earnings per common share-weighted-average shares	31,093	31,178	31,079	31,162
Effect of dilutive securities:
Stock options and unvested restricted stock	16	—	6	—

Denominator for diluted earnings (loss) per common share-adjusted weighted-average shares and assumed conversions	31,109	31,178	31,085	31,162

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Basic:	$0.13	$(0.54)	$0.46	$(0.65)

Income (loss) from continuing operations attributable to Bluegreen Corporation per common share – Diluted:	$0.13	$(0.54)	$0.46	$(0.65)

Comprehensive Income (Loss) and Capital Structure

Prior to January 1, 2010, our accumulated other comprehensive income (loss), net of income taxes (benefit), was comprised of net unrealized losses on retained interests in notes receivable sold, which were held as available-for-sale investments. As described in further detail below, our retained interests in notes receivable sold were eliminated on January 1, 2010 in connection with the adoption of new accounting pronouncements. The following table discloses the components of our comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2010	2009	2010

Net income (loss)	$6,580	$(13,519)	$19,683	$(14,159)
Change in net unrealized losses on retained interests in notes receivable sold, net of income taxes	(3,236)	—	(5,358)	—
Net change in equity due to a cumulative effect of a change in accounting principle	—	—	2,654	—

Total comprehensive income (loss)	$3,344	$(13,519)	$16,979	$(14,159)

The following table details changes in shareholders’ equity, including changes in equity attributable to Bluegreen shareholders and changes in equity attributable to non-controlling interests (in thousands):

			Equity Attributable to Bluegreen Shareholders

Common Shares Outstanding		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, net of Income Taxes	Equity Attributable to Non- controlling Interests

34,099	Balance at December 31, 2009	$423,220	$341	$187,006	$212,376	$(12,885)	$(608)	$36,990
—	Impact of adoption of ASU 2009-16 and 2009-17	(60,673)	—	—	(61,281)	—	608	—

34,099	Balance at January 1, 2010	362,547	341	187,006	151,095	(12,885)	—	36,990
—	Net income (loss)	(14,159)	—	—	(20,256)	—	—	6,097
—	Member distribution to minority interest holder	(5,211)	—	—	—	—	—	(5,211)
(16)	Stock compensation	1,674	—	1,674	—	—	—	—

34,083	Balance at September 30, 2010	$344,851	$341	$188,680	$130,839	$(12,885)	$—	$37,876

In July 2010 the Bluegreen/Big Cedar Joint Venture made a cash distribution of its operating proceeds to its members. The distribution totaled $10.6 million, and was allocated to its members based on their respective distribution percentages resulting in a $5.4 million distribution to us and a $5.2 million distribution to the minority interest holder.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 updates the Codification to require new disclosures for assets and liabilities measured at fair value. The requirements include expanded disclosure of valuation methodologies for fair value measurements, transfers between levels of the fair value hierarchy, and gross rather than net presentation of certain changes in Level 3 fair value measurements. The updates to the Codification contained in ASU 2010-06 generally became effective for the quarter ended March 31, 2010. However, the requirements related to gross presentation of certain changes in Level 3 fair value measurements, will become effective for interim and annual periods beginning after December 15, 2010.

For a discussion related to the adoption of ASU 2009-16 and ASU 2009-17, refer to Note 2 below.

Accounting Pronouncements Not Yet Adopted

The FASB has issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 is designed to improve transparency in financial reporting by companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. ASU 2010-20 requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.

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

2. Cumulative Effect of a Change in Accounting Principle

On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. As a result of the adoption of these accounting standards, we consolidated seven of our then-existing special purpose finance entities associated with prior securitization transactions which previously qualified for off-balance-sheet sales treatment. The consolidation of these special purpose entities resulted in a one-time, non-cash, after-tax reduction to retained earnings of $61.3 million, representing the cumulative effect of a change in accounting principle during the nine months ended September 30, 2010. Additionally, as a result of the adoption of these standards, our statements of operations, balance sheets, and statements of cash flows for periods after January 1, 2010 are not comparable to those of prior periods.

ASU 2009-16 and ASU 2009-17 impacted our Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2010, as a result of the recognition of additional interest income from VOI notes receivable now consolidated, partially offset by the absence of accretion income on residual interests that were eliminated, additional interest expense from the consolidation of debt obligations and increased estimated uncollectible VOI notes receivable.

In addition, the consolidation of the seven special purpose finance entities resulted in the following impacts to our balance sheet at January 1, 2010: (1) assets increased by $319.3 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of our retained interests; (2) liabilities increased by $380.0 million, primarily representing the consolidation of non-recourse debt obligations to securitization investors, partially offset by the elimination of certain deferred tax liabilities; and (3) total Bluegreen Corporation shareholders’ equity decreased by approximately $60.7 million. The cash flows from borrowings and repayments associated with the securitized VOI debt are now presented as cash flows from financing activities on our Condensed Consolidated Statement of Cash Flows.

3. Notes Receivable

The table below sets forth additional information relating to our notes receivable (in thousands):

	As of

	December 31, 2009	September 30, 2010

Notes receivable secured by VOIs
Notes receivable – securitized	$169,041	$551,899
Notes receivable – non-securitized	182,191	180,644
Notes receivable secured by homesites	4,901	6,874

Notes receivable, gross	356,133	739,417

Allowance for loan losses	(46,826)	(124,328)

Notes receivable, net	$309,307	$615,089

All of our VOI notes receivable bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 14.9% and 15.3% at December 31, 2009 and September 30, 2010, respectively. Approximately 86% of our notes receivable secured by homesites bear interest at variable rates, while the balance bears interest at fixed rates. The weighted-average interest rate charged on notes receivable secured by homesites was 8.8% and 7.8% at December 31, 2009 and September 30, 2010, respectively.

Our VOI notes receivable are generally secured by properties located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivable are secured by homesites in Georgia, Texas, and Virginia.

In connection with our analysis of the most recent loan performance, we determined that lower FICO® scored loans have not experienced the same benefit of seasoning as other loans of the same age historically have, and thus we increased our reserve for future defaults on such loans from our previous estimates. These lower FICO® scored - loans were generated prior to December 15, 2008, the date at which we implemented stricter credit standards. Accordingly, during the three months ended September 30, 2010, we recorded a charge of $24.5 million to increase our allowance for uncollectible notes receivable on such loans.

The table below sets forth the activity in our allowance for uncollectible notes receivable during the nine months ended September 30, 2010 (in thousands):

Balance, December 31, 2009	$46,826
One time impact of ASU 2009-16 and 2009-17 (1)	86,252
Provision for loan losses(2)(3)	58,213

Less: Write-offs of uncollectible receivables	(66,963)

Balance, September 30, 2010	$124,328

(1)	On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17, which required us to consolidate seven of our special purpose finance entities. See Note 2 above.

(2)	Includes provision for loan losses on homesite notes receivable.

(3)	Includes charges totaling $37.8 million, including the $24.5 million charge described above,, to increase the allowance on VOI loans generated prior to December 15, 2008.

The allowance for loan losses by segment as of December 31, 2009 and September 30, 2010 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2009:
Notes receivable – non-securitized	$182,191	$4,901	$187,092
Notes receivable – securitized	169,041	—	169,041

	351,232	4,901	356,133
Allowance for loan losses	(46,302)	(524)	(46,826)

Notes receivable, net	$304,930	$4,377	$309,307

Allowance as a % of gross notes receivable	13%	11%	13%

September 30, 2010:
Notes receivable– non-securitized	$180,644	$6,874	$187,518
Notes receivable – securitized	551,899	—	551,899

	732,543	6,874	739,417
Allowance for loan losses	(123,824)	(504)	(124,328)

Notes receivable, net	$608,719	$6,370	$615,089

Allowance as a % of gross notes receivable	17%	7%	17%

4. Variable Interest Entities

In accordance with the guidance for the consolidation of variable interest entities, we analyze our variable interests, including loans, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and we base our qualitative analysis on our review of the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. We also use our qualitative analysis to determine if we must consolidate a variable interest entity as the primary beneficiary.

We sell, through special purpose finance entities, VOI notes receivable originated by Bluegreen Resorts. These transactions are generally structured as non-recourse to us, with the exception of one securitization transaction entered into on September 2, 2010, which was guaranteed by us (refer to the description of the Legacy Securitization in Note 5 below). These transactions are generally designed to provide liquidity for us and transfer the economic risks and certain of the benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. We service the notes receivable for a fee. With each securitization, we generally retain a portion of the securities.

Pursuant to GAAP in effect prior to 2010, seven of our eight special purpose finance entities then in existence met the definition of a qualified special purpose entity, and we were not required to consolidate those seven entities in our financial statements. Upon the adoption of the new accounting topics related to transfers of financial assets, we were required to evaluate these entities for consolidation. Since we created these entities to serve as financing vehicles for holding assets and related liabilities, and the entities have no equity investment at risk, they are considered variable interest entities. Furthermore, since we continue to service the notes and retain rights to receive benefits that are potentially significant to the entities, we have concluded that we are the entities’ primary beneficiary and, therefore, we now consolidate these entities into our financial statements. Please see Note 2 for a description of the impact of the initial consolidation of these entities.

At September 30, 2010, the principal balance of VOI notes receivable included within our Condensed Consolidated Balance Sheet that are restricted to satisfy obligations of the variable interest entities’ obligations totaled $551.9 million. In addition, approximately $39.4 million of our restricted cash is held in accounts for the benefit of the variable interest entities. Further, at September 30, 2010, the carrying amount of the consolidated liabilities included within our Condensed Consolidated Balance Sheet for these variable interest entities totaled $468.4 million, comprised of $444.0 million of non-recourse receivable-backed notes payable and $24.4 million of receivable-backed notes payable which are recourse to us. See Receivable-Backed Notes Payable below.

Under the terms of our timeshare note sales, we have the right at our option to repurchase or substitute for defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the defaulted mortgage note. The transaction documents typically limit such repurchases or substitutions to 15-20% of the receivables originally funded into the transaction. Voluntary repurchases or substitutions by us of defaulted notes during the nine months ended September 30, 2009, and 2010 were $59.8 million and $31.7 million, respectively.

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

	As of

	December 31, 2009			September 30, 2010

	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

RFA AD&C Facility	$87,415	4.73%	$145,031	$63,861	4.76%	$135,712
H4BG Communities Facility	38,479	10.00%	110,613	33,117	10.00%	94,399
Wachovia Notes Payable	24,497	2.23 – 2.58%	44,686	—	—	—
Wells Fargo Term Loan	—	—	—	33,576	7.13%	105,683
Wachovia Line-of-Credit	15,700	1.98%	—	—	—	—
Textron AD&C Facility	12,757	4.50 –4.75%	27,582	10,699	4.50 –4.75%	26,525
Fifth Third Bank Note Payable	3,381	3.23%	4,841	3,211	3.26%	4,720
Other	3,552	4.25 – 12.50%	3,851	2,809	5.00 – 11.03%	2,072

Total	$185,781		$336,604	$147,273		$369,111

Significant changes related to our lines-of-credit and notes payable since December 31, 2009 include:

RFA AD&C Facility. During September 2010, GMAC assigned all rights, title, and interest in the GMAC AD&C Facility to Resort Finance America, LLC (“RFA”). This assignment did not affect any of the material financial terms of the loan agreement. During the nine months ended September 30, 2010, we repaid $23.6 million of the outstanding balance under this facility.

H4BG Communities Facility. During April 2010, GMAC assigned all rights, title, and interest in the GMAC Communities Facility to H4BG, LP. This assignment did not affect any of the material financial terms of the loan agreement. During the nine months ended September 30, 2010, we repaid $5.4 million on this facility.

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

Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated our notes payable to Wachovia and the line-of-credit issued by Wachovia into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line-of-credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, we made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the existing Wachovia debt. Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization of $2.8 million in 2010, $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, we pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivables as collateral for the Wells Fargo Term Loan. Wells Fargo has the right to receive as additional collateral, the residual interest in one future transaction which creates such a retained interest. The Wells Fargo Term Loan bears interest at the 30-day London Interbank Offered Rate (LIBOR) plus 6.87% (7.13% as of September 30, 2010) and includes financial covenants related to net worth, cash balances, liabilities-to-equity ratios and EBITDA-to-interest expense ratios. During the nine months ended September 30, 2010, we repaid $2.8 million on this facility.

Receivable-Backed Notes Payable

The table below sets forth the outstanding balances of our receivable-backed notes payable facilities (in thousands):

	As of

	December 31, 2009			September 30, 2010

Recourse receivable-backed notes payable:	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance		Interest Rate		Principal Balance of Pledged/ Secured Receivables

Liberty Bank Facility	$59,055	5.75%	$68,175	$71,582		6.50%		$81,944
GE Bluegreen/Big Cedar Receivables Facility	32,834	1.98%	35,935	25,964		2.01%		30,476
Legacy Securitization	—	—	—	24,375	(2)	12.00	%(2)	35,653
NBA Receivables Facility	—	—	—	20,000		6.75%		23,454
Wells Fargo Facility	14,409	4.00%	15,926	3,740		4.00%		5,317
GMAC Receivables Facility	5,228	4.23%	6,331	3,637		4.26%		4,844

Total	$111,526		$126,367	$149,298				$181,688

Non-recourse receivable-backed notes payable (1):

BB&T Purchase Facility	$131,302	5.75%	$166,562	$93,462		6.75%		$119,917
GE 2004 Facility	—	—	—	10,596		7.16%		12,255
2004 Term Securitization	—	—	—	20,727		5.27%		22,917
2005 Term Securitization	—	—	—	60,463		5.98%		67,653
GE 2006 Facility	—	—	—	53,356		7.35%		61,135
2006 Term Securitization	—	—	—	56,194		6.16%		62,239
2007 Term Securitization	—	—	—	107,349		7.32%		122,968
2008 Term Securitization	—	—	—	41,803		7.88%		47,162

Total Non-recourse debt	131,302		166,562	443,950				516,246

Total receivable-backed debt	$242,828		$292,929	$593,248				$697,934

(1)	With the exception of the BB&T Purchase Facility, non-recourse receivable-backed notes payable were reported off-balance-sheet prior to January 1, 2010.

(2)

Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $2.7 million.

Significant changes related to our receivable-backed notes payable facilities since December 31, 2009 include:

Liberty Bank Facility. During the nine months ended September 30, 2010, we pledged $27.6 million of VOI notes receivable to this facility and received cash proceeds of $26.9 million. We also made repayments of $14.3 million on the facility during the first nine months of 2010.

The revolving advance period under this facility ended on August 27, 2010. On September 27, 2010, this facility was amended to reinstate and extend the revolving advance period of the facility to November 26, 2010. Additionally, through November 26, 2010, the interest rate on amounts outstanding under the facility increased from one-month LIBOR plus 2.5%, subject to a floor of 5.75%, to the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of September 30, 2010). If the advance period is not further extended by November 26, 2010, the interest rate charged on outstanding amounts will revert back to one-month LIBOR plus 2.5%, subject to a floor of 5.75%.

GE Bluegreen/Big Cedar Receivables Facility. During the nine months ended September 30, 2010, we repaid $6.9 million on this facility.

The Wells Fargo Facility. During the nine months ended September 30, 2010, we repaid $10.7 million on this facility.

BB&T Purchase Facility. On September 2, 2010, the BB&T Purchase Facility was amended and restated, extending the revolving advance period under the facility to August 31, 2011. The facility limit will initially revolve up to $125.0 million. Should a “takeout financing” (as defined in the applicable facility agreements) occur prior to August 31, 2011, the facility limit will decrease to $50.0 million. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5%, subject to the terms of the facility. The advance rate on prospective advances will decrease to 65% once the outstanding balance under the BB&T Purchase Facility is equal to or greater than $100.0 million but less than $110.0 million, and will further decrease to 62.5% when the outstanding balance is equal to or greater than $110.0 million. While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us. As of September 30, 2010, the outstanding balance on the BB&T Purchase Facility was 77.9% of the associated collateral. We will continue to equally share with BB&T in the excess cash flows generated by the receivables sold, after customary payments of fees, interest and principal, until the outstanding balance reduces to 67.5% of the associated collateral as the outstanding balance amortizes, at which point we will receive 100% of the excess cash flows from the receivables sold.

The interest rate on the BB&T Purchase Facility is currently the Prime Rate plus 3.5% (6.75% as of September 30, 2010), but is subject to increase to the Prime Rate plus 4.5% once the outstanding balance under the BB&T Purchase Facility is equal to or greater than $100.0 million but less than $110.0 million, and will further increase to the Prime Rate plus 5.5% when the outstanding balance is equal to or greater than $110.0 million.

During the nine months ended September 30, 2010, we pledged $16.5 of VOI notes receivable under the facility and received cash proceeds of $11.2 million.

On September 2, 2010, we repaid $24.3 million of the outstanding balance under the BB&T Purchase Facility with the proceeds generated from the sale of the notes in connection with the Legacy Securitization described below. During the nine months ended September 30, 2010, we made total repayments of $49.0 million on the facility.

The outstanding balance and availability under the BB&T Purchase Facility as of September 30, 2010, was approximately $93.5 million and $31.5 million, respectively.

Legacy Securitization. On September 2, 2010, we completed a term securitization transaction of the lowest FICO®-score loans previously financed in the BB&T Purchase Facility. Substantially all of the timeshare receivables backing the notes were generated prior to December 15, 2008, the date that Bluegreen implemented its FICO® score-based credit underwriting program, and were primarily loans with FICO® scores below 600.

In this private placement transaction, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million. The notes have a coupon rate of 12% and were sold at a $2.7 million discount to yield an effective rate of 18.5%. The sale of the notes generated gross proceeds to Bluegreen of $24.3 million (before fees and customary reserves and expenses), which were used to repay a portion of the outstanding balance under the BB&T Purchase Facility.

We guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equivalent to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025.

NBA Receivables Facility. On September 30, 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare receivables hypothecation facility with National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provided for an 85% advance on $23.5 million of eligible receivables, all of which were pledged under the facility at closing, subject to terms and conditions which we believe to be customary for facilities of this type. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining balance due in September 2017. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of September 30, 2010). The facility is subject to financial covenant requirements, which include compliance by Bluegreen/Big Cedar Joint Venture with maximum VOI selling expenses-to-net sales ratios, and maintaining a minimum net worth balance. Bluegreen, as a guarantor of the debt, is also subject to a minimum net worth requirement.

Receivable-Backed Notes Payable Previously Reported as Off-Balance-Sheet

As discussed in further detail in Notes 2 and 4 above, on January 1, 2010, we consolidated seven of our special purpose finance entities and associated receivable-backed notes payable. These entities and their associated debt were not required to be consolidated during periods prior to January 1, 2010. Historically, we have been a party to a number of securitization-type transactions, in which we sold receivables to one of our special purpose finance entities which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. These receivables were typically sold on a non-recourse basis (except for breaches of certain representations and warranties). Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of September 30, 2010, we were in compliance with all applicable terms and no trigger events had occurred.

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

On March 30, 2010, the interest rates on the securities issued by Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.19% as of September 30, 2010).

On July 30, 2010, the interest rate on the securities issued by BST II and BST III contractually changed from a fixed-rate of 9.158% and 9.193%, respectively, to a variable rate equal to the 3-month LIBOR + 4.85% (5.14% as of September 30, 2010).

6. Common Stock and Stock Option Plans

Share-Based Compensation

During the three and nine months ended September 30, 2009, we granted 93,000 shares of restricted stock and 120,000 stock options to our non-employee directors as part of their annual compensation. There were no grants of restricted stock or stock options during 2010.

Total stock-based compensation expense for non-employee directors and employees during the nine months ended September 30, 2009 and 2010 was $3.8 million and $1.7 million, respectively. The following table sets forth certain information related to our unrecognized compensation for our stock-based awards as of September 30, 2010:

	Weighted Average Remaining Recognition Period	Unrecognized Compensation

	(In years)	(In 000’s)

Stock Option Awards	2.1	$2,175
Restricted Stock Awards	2.5	$5,231

Changes in options outstanding under our stock option plans are presented below (in thousands, except per share amounts):

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Aggregate Intrinsic Value

Balance at December 31, 2009	2,795	$9.63	956	$7
Granted	—	—	—	—
Forfeited	(78)	12.88	—	—
Expired	—	—	—	—
Exercised	—	—	—	—

Balance at September 30, 2010	2,717	$9.53	1,310	$25

The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at September 30, 2010 (grouped by range of exercise prices) were:

	Number of Options	Number of Vested Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Weighted- Average Exercise Price (Vested Only)

	(In 000’s)	(In 000’s)	(In years)

$2.11 - $3.00	155	155	7.0	$2.63	$2.63
$3.01 - $4.52	378	378	2.0	3.46	3.46
$4.53 - $6.79	168	168	4.5	5.92	5.92
$6.80 - $10.20	937	—	5.6	7.65	—
$10.21 - $15.31	584	114	5.9	11.94	11.47
$15.32 - $18.36	495	495	4.8	18.27	18.27

	2,717	1,310	5.0	$9.53	$9.98

A summary of the status of our unvested restricted stock awards and activity during the nine months ended September 30, 2010 was as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share

	(In 000’s)

Balance at January 1, 2010	1,426	$7.94
Granted	—	—
Vested	(54)	2.75
Forfeited	(45)	8.28

Balance at September 30, 2010	1,327	$8.14

7. Inventory

Our inventory holdings, summarized by business segment, are set forth below (in thousands):

	As of

	December 31, 2009	September 30, 2010

Bluegreen Resorts	$370,470	$316,903
Bluegreen Communities	145,447	112,023

	$515,917	$428,926

Our VOI inventory consists of the following (in thousands):

	As of

	December 31, 2009	September 30, 2010

Completed VOI units	$287,176	$239,829
Construction-in-progress	8,243	5,644
Real estate held for future development	75,051	71,430

	$370,470	$316,903

As a result of our continued low volume of sales, reduced prices, and the impact of reduced sales on the forecasted sell-out period of our communities projects, we recorded non-cash charges to cost of real estate sales of approximately $2.3 million and $17.7 million during the nine months ended September 30, 2009 and 2010, respectively, to write-down the carrying amount of certain phases of our completed communities properties, to their estimated fair value less costs to sell.

In addition, we review our undeveloped resort and residential communities’ properties for impairment under the guidelines of ASC Property, Plant and Equipment (Topic 360), which requires that such property be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. In connection with this analysis, in the third quarter of 2010, we recorded an impairment of $8.7 million to write down the carrying amount of certain undeveloped phases in one of our residential communities properties to fair value, as we determined that the carrying amounts of these homesites would not be recovered by estimated future cash flows. We estimated the fair value of the underlying properties based on our analysis of their estimated future cash flows (Level 3 inputs), discounted at rates commensurate with the risk inherent in the property. We estimated future cash flows based upon our expectations of performance given current and projected forecasts of the economy and real estate markets in general. Should adverse conditions in the real estate market continue longer than forecasted or deteriorate further or if our performance does not meet the expectations on which our estimates were based, additional charges will be recorded in the future. Furthermore, should our intentions or estimates relative to our Bluegreen Communities business change in the future, the carrying values of the related inventory and our results of operations could be materially adversely affected.

Total interest expense capitalized to construction in progress was $0.3 million and $1.5 million for the three and nine months ended September 30, 2009, respectively. Total interest expense capitalized to construction in progress during the 2010 periods was insignificant.

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

The carrying amounts and estimated fair value of our financial instruments were as follows, on the dates indicated (in thousands):

	As of December 31, 2009		As of September 30, 2010

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Unrestricted cash and cash equivalents	$70,491	$70,491	$85,897	$85,897
Restricted cash	23,908	23,908	54,347	54,347
Contracts receivable, net	4,826	4,826	1,521	1,521
Notes receivable, net	309,307	279,208	615,089	628,000
Retained interests in notes receivable sold	78,313	78,313	—	—
Lines-of-credit, notes payable, and receivable-backed notes payable	428,609	428,609	740,521	722,479
Junior subordinated debentures	110,827	60,522	110,827	62,088

9. Business Segments

We have two reportable business segments – Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts develops markets and sells VOIs in our resorts through the Bluegreen Vacation Club, and provides fee-based management services to resort property owners associations. Bluegreen Resorts also earns fees from third parties for providing sales, marketing, construction management, title, and management services to third-party resort developers and owners. Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property and other related amenities) and sold, typically on a retail basis, as homesites. Our reportable segments are business units that are each managed separately, because they sell distinct products and utilize different development, marketing and selling methods.

We evaluate the performance and allocate resources to each business segment based on its individual segment operating profit (loss). Segment operating profit (loss) is operating profit (loss) prior to the allocation of corporate overhead, interest income, other income or expense items, interest expense, income taxes, discontinued operations, and income attributable to non-controlling interest. Inventory, notes receivable and fixed assets are the only assets that we evaluate on a segment basis — all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 above.

Information for our business segments was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended September 30, 2009:
Sales of real estate	$64,977	$6,289	$71,266
Other resort and communities operations revenue	15,196	494	15,690
Fee-based sales commission revenue	7,026	—	7,026
Depreciation expense	1,332	150	1,482
Segment operating profit (loss)	17,970	(2,669)	15,301

	Bluegreen Resorts	Bluegreen Communities	Total

For the Three Months Ended September 30, 2010:
Sales of real estate	$39,318	$2,885	$42,203
Other resort and communities operations revenue	17,476	433	17,909
Fee-based sales commission revenue	15,148	—	15,148
Depreciation expense	1,360	133	1,493
Segment operating profit (loss)	2,357	(24,763)	(22,406)

	Bluegreen Resorts	Bluegreen Communities	Total

For the Nine Months Ended September 30, 2009:
Sales of real estate	$160,474	$13,202	$173,676
Other resort and communities operations revenue	42,447	1,251	43,698
Fee-based sales commission revenue	7,026	—	7,026
Depreciation expense	3,952	457	4,409
Segment operating profit (loss)	31,530	(6,083)	25,447

	Bluegreen Resorts	Bluegreen Communities	Total

For the Nine Months Ended September 30, 2010:
Sales of real estate	$110,074	$9,488	$119,562
Other resort and communities operations revenue	50,181	1,283	51,464
Fee-based sales commission revenue	37,458	—	37,458
Depreciation expense	4,156	401	4,557
Segment operating profit (loss)	16,226	(37,198)	(20,972)

	Bluegreen Resorts	Bluegreen Communities	Total

As of December 31, 2009:
Notes receivable, net	$304,930	$4,377	$309,307
Inventory	370,470	145,447	515,917
Property and equipment, net(1)	70,036	6,153	76,189

	Bluegreen Resorts	Bluegreen Communities	Total

As of September 30, 2010:
Notes receivable, net	$608,719	$6,370	$615,089
Inventory	316,903	112,023	428,926
Property and equipment, net(1)	66,453	5,694	72,147

(1)	As of December 31, 2009 and September 30, 2010, $9.4 million and $8.4 million, respectively, of property and equipment, net, were related to assets utilized by corporate operations.

Segment operating profit (loss) for our reportable segments reconciled to our consolidated income (loss) before non-controlling interest, provision (benefit) for income taxes and discontinued operations was as follows at the dates indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2010	2009	2010

Segment operating profit (loss) from continuing operations for reportable segments	$15,301	$(22,406)	$25,447	$(20,972)
Interest income	16,745	26,461	52,933	80,878
Other income (expense), net	665	(2,008)	1,964	(2,397)
Corporate general and administrative expenses	(13,394)	(8,781)	(35,880)	(32,792)
Mortgage servicing operations(1)	1,134	(607)	4,029	(1,748)
Interest expense	(10,485)	(16,260)	(25,920)	(49,835)

Consolidated income (loss) before non-controlling interests, provision (benefit) for income taxes and discontinued operations	$9,966	$(23,601)	$22,573	$(26,866)

(1)	Reflects impact of adoption of ASU 2009-16 and ASU 2009-17.

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2010	2009	2010

Depreciation expense for reportable segments	$1,482	$1,493	$4,409	$4,557
Depreciation expense for corporate fixed assets	1,301	812	3,889	2,544

Consolidated depreciation expense	$2,783	$2,305	$8,298	$7,101

Assets for our reportable segments reconciled to our consolidated assets (in thousands):

	As of

	December 31, 2009	September 30, 2010

Notes receivable for reportable segments	$309,307	$615,089
Inventory for reportable segments	515,917	428,926
Property and equipment, net for reportable segments	76,189	72,147
Assets not allocated to reportable segments	229,852	207,196

Total assets	$1,131,265	$1,323,358

10. Income Taxes

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

We evaluate our tax positions based upon FASB ASC 740-10 (previously FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109), which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, we are required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. In accordance with our accounting policy, we recognize interest and penalties related to unrecognized taxes as a component of general and administrative expenses.

In May 2009, we received a notice from the North Carolina Department of Revenue informing us of its proposal to assess us for taxes, interest, and penalties totaling approximately $500,000. The assessment notice related to our corporate income tax returns for fiscal years 2004, 2005, and 2006. After further review by the North Carolina Department of Revenue, we received a final assessment for additional tax and interest totaling $62,000. In March 2010, we paid the assessment and received notice from the North Carolina Department of Revenue that the tax years 2004, 2005 and 2006 are now closed.

In April 2010, we received notice from the Internal Revenue Service that the 2008 Federal partnership return for one of our wholly-owned subsidiaries, Bluegreen Southwest One, L.P., had been selected for audit. In August 2010, we received notice from the Internal Revenue Service that this examination was completed without adjustment.

In May 2010, we received official notice from the Minnesota Department of Revenue that Bluegreen Vacations Unlimited, Inc.’s Corporation Franchise Tax Returns for the years ended December 31, 2006 through 2008 was selected for audit. In August 2010, we received official notice from the Texas Comptroller of Public Accounts that Bluegreen Corporation’s Franchise Tax Report for the year ended December 31, 2008 was selected for audit. While there is no assurance as to the results of the audits, we do not currently anticipate any material adjustments in connection with these examinations.

As of September 30, 2010, we did not have any significant amounts accrued for interest and penalties, and we had no significant amounts recorded for uncertain tax positions.

As described in Note 2, we recorded a one-time, non-cash pre-tax reduction to shareholders’ equity of approximately $60.7 million in conjunction with the adoption of ASU 2009-16 and 2009-17 as of January 1, 2010. That amount included a $35.0 million reduction in our net deferred income tax liability.

As discussed further in Note 4 of Notes to Consolidated Financial Statements in our Annual Report, we exercised our servicer option relating to the 2002 Term Securitization which resulted in the full redemption of all classes of notes as of May 8, 2009. Since the ability to exercise this option became available to us earlier than originally anticipated, certain adjustments to projected timing differences were recorded, which resulted in a reduction to our income tax provision of $4.6 million on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009.

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

Pennsylvania Attorney General Lawsuit

On October 28, 2008, in Cause No. 479 M.D. 2008, styled Commonwealth of Pennsylvania Acting by Attorney General Thomas W. Corbett, Jr. v. Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc., in the Commonwealth Court of Pennsylvania, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit alleged that the use of sales and marketing methods or practices that were unlawful under Pennsylvania law and sought a permanent injunction preventing us from using such methods and practices in the future. The lawsuit also sought civil penalties and restitution on behalf of Pennsylvania consumers. The lawsuit did not seek to permanently restrain us or any of our affiliates from doing business in the Commonwealth of Pennsylvania. The parties reached a settlement of this matter and a consent was signed which received Court approval on May 26, 2010. Pursuant to the terms of the settlement, Bluegreen paid $200,000 to the Attorney General’s Office and agreed to a 30-day tail period within which additional consumers meeting certain eligibility requirements were permitted to apply for relief. Bluegreen and the Attorney General’s Office are working together to determine the payments to be made to consumers who applied for relief during the 30-day tail period. We do not currently expect that this amount will be material.

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

Other Matters

In addition to the matters disclosed above, from time to time in the ordinary course of business we receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise. Our goal is to cooperate fully with regulatory and consumer agencies with respect to any inquiries we receive.

Bluegreen Communities

Mountain Lakes Mineral Rights

Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Bluegreen. On September 15, 2010 the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. No information is available as to when the Texas Supreme Court will render a decision on the appeal.

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

Catawba Falls Preserve Homeowner’s Association Demand Letter

On March 27, 2010, a settlement agreement was executed in connection with the Catawba Falls Preserve Homeowners Association Inc. demand letter, wherein Bluegreen agreed to pay the Association a nominal sum and convey to the Association title to two lots located within the Catawba Falls Preserve subdivision.

Marshall, et al. Lawsuit Regarding Community Amenities

On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., Plaintiffs filed this action alleging fraud, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision, developed in Montgomery County, Texas, specifically, the usability of the lakes within the community for fishing and sporting and the general level of quality at the community. The lawsuit seeks material damages and the payment of costs to remediate the lake. On September 10, 2010, a tentative settlement of this matter was reached, pursuant to which Bluegreen agreed to pay $320,000 to provide for improvements to the fish habitat and general usability of the lake environment. The settlement agreement remains subject to certain conditions, including court approval.

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

Community Cable Service, LLC Lawsuit

On June 3, 2010, in a case captioned Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., Case No. 16-2009-CA-008028, in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by the Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen’s Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its Complaint, the Plaintiffs alleged that approximately $170,000 in unpaid bulk cable fees are due from the defendants, and that the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association allege incomplete performance under the contract by plaintiffs and that the cable system installed was inferior and did not comply with the requirements of the contract. The case went to mediation on September 20, 2010, but no resolution was reached. We intend to vigorously defend the lawsuit.

12. Related Party Transactions

BFC Financial Corporation (“BFC”) beneficially owns approximately 52% of our common stock. In addition, Alan B. Levan and John E. Abdo, our Chairman and Vice Chairman, respectively, serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively, and may be deemed to control BFC by virtue of their ownership position in BFC.

During the three and nine months ended September 30, 2010, we paid approximately $0.2 million and $1.1 million, respectively, to Snapper Creek Equity Management, LLC, a subsidiary of BFC, for a variety of management advisory services. Additionally, during the three and nine months ended September 30, 2010, we reimbursed Woodbridge Holdings LLC, a subsidiary of BFC, approximately $0.6 million and $1.2 million, respectively, for certain expenses incurred in assisting us in our efforts to explore potential additional sources of liquidity.

13. Subsequent Events

In October 2010, the Bluegreen/Big Cedar Joint Venture acquired Paradise Point Resort, which is located in close proximity to the existing Wilderness Club at Big Cedar in Ridgedale, Missouri. The Paradise Point Resort acquisition consisted of land, completed residential units (consisting of both condominium and timeshare units), the right to construct additional VOI units on the acquired property, as well as a clubhouse and related recreational areas. The property was acquired with the intent to expand the amount of completed VOI inventory available for sale by the Bluegreen/Big Cedar Joint Venture as well as to develop and sell new VOI inventory in the future. In connection with the acquisition, Bluegreen has assumed management of the property. The purchase price of Paradise Point Resort was $7.7 million, of which $2.3 million was paid in cash and the balance of $5.4 million was financed with a note payable to Foundation Capital Resources, Inc., a lender affiliated with the seller. The acquisition will be accounted for as a purchase of a business. We are in the process of determining the fair values of the assets and the liabilities acquired.

Additionally, in a separate transaction in October 2010, the Bluegreen/Big Cedar Joint Venture acquired a 109-acre development parcel, located adjacent to the existing Wilderness Club at Big Cedar, from an affiliate of Big Cedar, LLC. The parcel was acquired with the intent to develop future VOI inventory for sale by the Bluegreen/Big Cedar Joint Venture. The purchase price of the parcel was $10.0 million, of which $2.3 million was paid in cash and the balance of $7.7 million was financed with a note payable to Foundation Capital Resources, Inc.

Concurrent with the acquisition of the 109-acre parcel, the expiration date of the exclusive marketing agreement between Bluegreen and Bass Pro, Inc., an affiliate of Big Cedar, LLC, was extended from January of 2015 to January of 2025.

Both notes payable to Foundation Capital Resources, Inc. have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes will be based upon the release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements.

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

•	The overall state of the economy, interest rates and the availability of financing affect our ability to market VOIs and residential homesites.

•	We would incur substantial losses and our liquidity position could be adversely impacted if the customers we finance default on their obligations.

•	Our business plan historically has depended on our ability to sell or borrow against our notes receivable to support our liquidity and profitability.

•

While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that our business and profitability will not otherwise continue to depend on our ability to obtain financing, which may not be available on favorable terms, or at all.

•

Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect. This may include additional impairment charges on loans generated prior to December 2008, when we implemented stricter credit underwriting standards. In addition, our new FICO® score-based credit underwriting standards may not have the anticipated favorable impact on the performance of our receivables.

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

•	Our initiatives to increase the amount of cash received upon sales of VOIs and to achieve selling and marketing efficiencies in our Bluegreen Resorts segment may not be successful.

•

We may not be successful in increasing or expanding our fee-based services relationships, and our fee-based service activities may not be profitable, which may have an adverse impact on our results of operations and financial condition.

•	Low consumer demand of homesites has had and may continue to have, an adverse impact on our Bluegreen Communities segment.

•	Claims for development-related defects could adversely affect our financial condition and operating results.

•	The resale market for VOIs could adversely affect our business.

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

Executive Overview

Our results for the three and nine months ended September 30, 2010 reflect our continued efforts to improve our cash flows from operations through initiatives designed to increase cash received upon sales of VOIs, to achieve selling and marketing efficiencies in our Bluegreen Resorts segment and to increase our cash fee-based service businesses. While our cash flows from operations and our Bluegreen Resorts business operating metrics reflect the success of these efforts, the Bluegreen Communities business continued to be impacted by low consumer demand for homesites.

During the three months ended September 30, 2010:

•	System-wide sales of VOIs totaled $90.0 million, reflecting an 11% increase over the three months ended September 30, 2009.

•	Our sales and marketing fee-based service business sold $22.1 million of third-party developer inventory and earned sales and marketing commissions of $15.1 million.

•

We recorded a non-cash charge of $24.5 million to increase the allowance for loan losses on our VOI notes receivable generated prior to December 15, 2008 (the date we implemented FICO®-based credit underwriting standards), as we now expect certain lower FICO® receivables to experience higher losses later in their contractual term than originally estimated.

•

Our Bluegreen Communities business generated a segment operating loss of $24.8 million, including non-cash impairment charges of $20.8 million associated with the write-down of the inventory balances of certain phases of our communities’ properties.

•

The adoption of ASU 2009-17 on January 1, 2010 resulted in our consolidation of seven existing special purpose financing entities that are associated with past securitization transactions. In addition to the material changes to our Balance Sheet (see Note 2 in our Notes to the Condensed Consolidated Financial Statements), the consolidation of these special purpose finance entities impacted the Statement of Operations during the three months ended September 30, 2010, by increasing our interest income from VOI notes receivable and increasing interest expense on notes payable compared to prior periods.

•

We successfully completed the securitization of $36.1 million of the lowest FICO®-score loans previously financed in the BB&T Purchase Facility, for gross cash proceeds of $24.3 million. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, and had FICO® scores below 600.

As we discuss further in the Liquidity and Capital Resources section below, our Bluegreen Resorts’ sales and marketing operations are materially dependent on the availability of liquidity in the credit markets. Historically, we have provided financing to a significant portion of our Bluegreen Resorts customers. Such financing typically involves the consumer making a minimum 10% cash down payment, with the balance being financed by us over a ten-year period. As Bluegreen Resorts’ selling, general and administrative expenses typically exceed the cash down payment, we have historically maintained credit facilities pursuant to which we pledged or sold our consumer notes receivable. From time to time, we also engage in private placement securitization transactions and similar arrangements to periodically pay down all or a portion of our note receivable credit facilities.

We continue to actively pursue additional credit facility capacity, capital markets transactions and alternative financing solutions, and we hope that the steps we are taking will position us to maintain our existing credit relationships as well as attract new sources of capital. Regardless of the state of the credit markets, we believe that our resorts management and finance operations will continue to represent recurring cash-generating sources of income which do not require material liquidity support from the credit markets. Further, we believe that we have adequate timeshare inventory to satisfy our projected sales for the remainder of 2010 and, based on anticipated sales levels, for a number of years thereafter.

While the vacation ownership business has historically been capital intensive, our goal is to leverage our sales and marketing, mortgage servicing, fee-based management services, title and construction experience to generate fee-based-service relationships with third parties that produce positive cash flows and typically require less capital investment than our traditional vacation ownership business. In July of 2009, we began selling and marketing third parties’ vacation ownership inventory for a fee. During the three months ended September 30, 2010 and 2009, we sold $22.1 million and $11.3 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $15.1 million and $7.0 million, respectively, as well as title fees on such transactions. During the nine months ended September 30, 2010 and 2009, we sold $56.0 million and $11.3 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $37.5 million and $7.0 million, respectively, as well as title fees on such transactions. We also provide fee-based management services, resort design and development services, and mortgage services under certain of these arrangements, all for cash fees. We intend to pursue additional fee-based service relationships, and while there is no assurance that this will be the case, we believe that these activities will become an increasing portion of our business over time.

While, as described above, part of our overall business strategy is cash conservation, we may periodically explore and enter into real-estate-related acquisitions, which we believe represent strategic business opportunities and are accretive to our cash flows. In October 2010, the Bluegreen/Big Cedar Joint Venture acquired Paradise Point Resort, which is located in close proximity to the existing Wilderness Club at Big Cedar in Ridgedale, Missouri. The Paradise Point Resort acquisition consisted of land, completed residential units (consisting of both condominium and timeshare units), the right to construct additional VOI units on the acquired property, as well as a clubhouse and related recreational areas. The property was acquired with the intent to expand the amount of completed VOI inventory available for sale by the Bluegreen/Big Cedar Joint Venture as well as to develop and sell new VOI inventory in the future. In connection with the acquisition, Bluegreen has assumed management of the property. The purchase price of Paradise Point Resort was $7.7 million, of which $2.3 million was paid in cash and the balance of $5.4 million was financed with a note payable to Foundation Capital Resources, Inc., a lender affiliated with the seller. Additionally, in a separate transaction in October 2010, the Bluegreen/Big Cedar Joint Venture acquired a 109-acre development parcel, located adjacent to the existing Wilderness Club at Big Cedar, from an affiliate of Big Cedar, LLC. The parcel was acquired with the intent to develop future VOI inventory for sale by the Bluegreen/Big Cedar Joint Venture. The purchase price of the parcel was $10.0 million, of which $2.3 million was paid in cash and the balance of $7.7 million was financed with a note payable to Foundation Capital Resources, Inc. Both notes payable to Foundation Capital Resources, Inc. have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes will be based upon the release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements. Concurrent with the acquisition of the 109-acre parcel, the expiration date of the exclusive marketing agreement between Bluegreen and Bass Pro, Inc., an affiliate of Big Cedar, LLC, was extended from January of 2015 through January of 2025.

We have historically experienced and expect to continue to experience seasonal fluctuations in our gross revenues and results of operations. This seasonality may result in fluctuations in our quarterly operating results. Although we typically see more potential customers at our sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the requirement that we use the percentage-of-completion method of accounting.

We believe that inflation and changing prices have had a material impact on our revenues and results of operations. We have increased the sales prices of our VOIs periodically and have experienced increased construction and development costs from time to time during the last several years. There is no assurance that we will be able to increase or maintain the current level of our sales prices or that increased construction costs will not have a material adverse impact on our gross margin. In addition, to the extent that inflation in general or increased prices for our VOIs adversely impacts consumer demand, our results of operations could be adversely impacted. While we have recently reduced sales prices of our homesites in response to low levels of consumer demand, these same factors may in the future affect our Bluegreen Communities segment. Also, to the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase.

Our Bluegreen Communities business has been, and continues to be, adversely impacted by the deterioration in the real estate markets. We have experienced a material decrease in demand, and a significant decrease in sales volume. We have significantly reduced prices on certain of our homesites in an attempt to increase sales activity. As a result of our continued low volume of sales, reduced prices, and the impact of reduced sales on the forecasted sell-out period of our communities’ projects, we recorded non-cash impairment charges of $20.8 million and $26.4 million during the three and nine months ended September 30, 2010, respectively. There can be no assurances that future changes in our intentions, expectations, or pricing will not result in future material charges or adjustments to the carrying amount of our communities inventory or otherwise adversely impact our results and financial condition in the future. Further, as we have from time to time, we currently are undertaking a comprehensive evaluation of our overall Bluegreen Communities strategy. In the event we decide to materially change our strategy, the carrying value of our Communities inventory would be reevaluated and could result in additional material impairment charges.

We have historically financed a majority of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries. The allowance for loan losses for each business segment as of December 31, 2009 and September 30, 2010 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2009:
Notes receivable – non-securitized	$182,191	$4,901	$187,092
Notes receivable – securitized	169,041	—	169,041

	351,232	4,901	356,133
Allowance for loan losses	(46,302)	(524)	(46,826)

Notes receivable, net	$304,930	$4,377	$309,307
Allowance as a % of gross notes receivable	13%	11%	13%

September 30, 2010:
Notes receivable – non-securitized	$180,644	$6,874	$187,518
Notes receivable – securitized	551,899	—	551,899

	732,543	6,874	739,417
Allowance for loan losses	(123,824)	(504)	(124,328)

Notes receivable, net	$608,719	$6,370	$615,089
Allowance as a % of gross notes receivable	17%	7%	17%

We believe that relatively high unemployment in the United States and adverse economic conditions in general, have adversely impacted, and continue to adversely impact, the performance of our notes receivable portfolio. Our estimates regarding our allowance for loan losses involve interpretation of historical data, assumptions relative to the impact of loan seasoning and estimates of the effect of the higher default experience over the past two years on remaining performance. To the extent that these estimates change, our results of operations could be adversely affected. As a result of changes in our estimates related to the future performance of loans originated prior to our implementation of stricter credit underwriting standards in December 2008, during the three and nine months ended September 30, 2010, we recorded charges of $24.5 million and $37.8 million, respectively. Many of those loans were previously accounted for off-balance-sheet. We anticipate that our FICO® score-based credit underwriting standards on new loan originations which we implemented in December 2008 and higher levels of customer equity in the existing loan portfolio will have a favorable impact on the performance of the portfolio over time, although there is no assurance that this will be the case. While we believe our notes receivable are adequately reserved at this time, there can be no assurance that future defaults will occur at expected levels. If the future performance of our loans varies from our expectations and estimates, additional charges may be required in the future.

The average annual default rates on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us were as follows:

	12 Month Period Ended September 30,

	2009	2010

Bluegreen Resorts
Loans originated prior to December 15, 2008(1)	14.3%	13.5%
Loans originated on or after December 15, 2008(1)	n/a (2)	4.0%
Bluegreen Communities	2.1%	9.8%

(1)	The date on which we implemented our FICO® score-based credit underwriting standards.

(2)

The average annual default rate as of September 30, 2009 related to loans originated on or after December 15, 2008 does not reflect sufficient default experience of the underlying loans, and therefore, does not represent a meaningful comparison to the September 30, 2010 period.

The delinquency rates on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us are presented below. Delinquency rates are defined as the percentage of our owned and serviced notes receivable portfolio that was over 30 days past due as of the dates indicated.

	As of

	December 31, 2009		September 30, 2010

Bluegreen Resorts
Loans originated prior to December 15, 2008(1)	6.0%		4.7%
Loans originated on or after December 15, 2008(1)	1.9%		2.6%
Bluegreen Communities	22.5	%(2)	11.5%

(1)	The date on which we implemented our FICO® score-based credit underwriting standards.

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

The challenging credit markets have negatively impacted our financing activities. While the credit markets appear to be recovering and we entered into a term securitization and new financing facility during the quarter ended September 30, 2010, the number of securitization and hypothecation transactions being consummated in the market overall remains below historical levels and we believe that those that are consummated are more difficult to effect and are generally priced at a higher cost than in prior periods. There is no assurance that we will be able to secure future financing for our VOI notes receivable on acceptable terms, if at all.

Since 2009, we have entered into several new credit facility transactions as well as renewed or extended certain of our existing credit facilities and debt maturities (see the Liquidity and Capital Resources section for further information). In connection with these new transactions, as well as the renewals and extensions, we have, in certain cases, agreed to pay higher interest rates and fees. In addition, conditions in the commercial credit markets may result in an increase in interest rates on new debt we may obtain in the future. Any such increased interest rates would increase our expenses and adversely impact our results of operations.

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

Results of Operations

We review financial information, allocate resources and manage our business as two segments, Bluegreen Resorts and Bluegreen Communities. The information reviewed is based on internal reports and excludes an allocation of general and administrative expenses attributable to corporate overhead. The information provided is based on a management approach and is used by us for the purpose of tracking trends and changes in results. It does not reflect the actual economic costs, contributions or results of operations of the segments as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the segments might differ but the relative trends, in our view, would likely not be materially impacted.

Bluegreen Resorts

	For the Three Months Ended

	September 30, 2009		September 30, 2010		Variance

	Amount	% of Sales	Amount	% of Sales	$ Change	% Change

	(dollars in thousands)

System-wide sales (1)	$81,112		$90,002		$8,890	11%
Changes in sales deferred under timeshare accounting rules	1,992		4,854		2,862	144
Estimated uncollectible VOI notes receivable	(6,877)		(8,908)		(2,031)	(30)

System-wide sales, net	76,227	100%	85,948	100%	9,721	13

Less: Sales of third-party VOIs	(11,250)	(15)	(22,090)	(26)	(10,840)	(96)
Adjustment to allowance for loan losses	—	—	(24,540)	(29)	(24,540)	(100)

Sales of real estate	64,977	85	39,318	46	(25,659)	(39)
Cost of real estate sales	22,237	34 (3)	13,696	21 (3)	(8,541)	(38)

Gross profit	42,740	66 (3)	25,622	79 (3)	(17,118)	(40)
Fee-based sales commission revenue	7,026	9	15,148	18	8,122	116
Other resort fee-based services revenues	15,196	20	17,476	20	2,280	15
Cost of other resort fee-based services	10,939	14	11,584	13	645	6
Selling and marketing expenses	32,733	43	40,047	47	7,314	22
Segment general and administrative expenses (2)	3,320	4	4,258	5	938	28

Segment operating profit	$17,970	24%	$2,357	3%	$(15,613)	(87)%

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted through the same process as the sale of our vacation ownership inventory, and involve similar selling and marketing costs.

(2)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $13.4 million and $8.8 million for the three months ended September 30, 2009 and 2010, respectively. (See Corporate General and Administrative Expenses below for further discussion).

(3)	Percentages for cost of real estate sales and gross profit are calculated as a percentage of sales of real estate, before adjustment to allowance for loan losses.

	For the Nine Months Ended

	September 30, 2009		September 30, 2010		Variance

	Amount	% of Sales	Amount	% of Sales	$ Change	% Change

	(dollars in thousands)

System-wide sales (1)	$182,313		$225,829		$43,516	24%
Changes in sales deferred under timeshare accounting rules	12,836		(1,660)		(14,496)	(113)
Estimated uncollectible VOI notes receivable	(23,425)		(20,269)		3,156	13

System-wide sales, net	171,724	100%	203,900	100%	32,176	19

Less: Sales of third-party VOIs	(11,250)	(7)	(56,045)	(27)	(44,795)	(398)
Adjustment to allowance for loan losses	—	—	(37,781)	(19)	(37,781)	(100)

Sales of real estate	160,474	93	110,074	54	(50,400)	(31)
Cost of real estate sales	51,895	32 (3)	32,130	22 (3)	(19,765)	(38)

Gross profit	108,579	68 (3)	77,944	78 (3)	(30,635)	(28)
Fee-based sales commission revenue	7,026	4	37,458	18	30,432	433
Other resort fee-based services revenues	42,447	25	50,181	25	7,734	18
Cost of other resort fee-based services	29,093	17	33,107	16	4,014	14
Selling and marketing expenses	85,918	50	103,620	51	17,702	21
Segment general and administrative expenses (2)	11,511	7	12,630	6	1,119	10

Segment operating profit	$31,530	18%	$16,226	8%	$(15,304)	(49)%

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted through the same process as the sale of our vacation ownership inventory, and involve similar selling and marketing costs.

(2)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $35.9 million and $32.8 million for the nine months ended September 30, 2009 and 2010, respectively. (See Corporate General and Administrative Expenses below for further discussion).

(3)	Percentages for cost of real estate sales and gross profit are calculated as a percentage of sales of real estate, before adjustment to allowance for loan losses.

Bluegreen Resorts – Resort Sales and Marketing

The following table sets forth certain information for sales of both Bluegreen VOIs (before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules) and VOI sales made on behalf of third-party developers for a fee:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2010	2009	2010

Number of sales offices operated at the end of the period	20	20	20	20

Number of Bluegreen- owned VOI sales transactions	6,146	5,569	15,431	14,217
Number of sales made on behalf of third-party developers for a fee	960	1,792	960	4,588

Total VOI sales transactions	7,106	7,361	16,391	18,805

Average sales price per transaction	$11,730	$12,212	$11,317	$11,986
Number of total prospects tours	44,416	47,750	103,065	121,329
Sale-to-tour conversion ratio– total prospects	16.0%	15.4%	15.9%	15.5%
Number of new prospects tours	25,366	28,463	59,737	70,200
Sale-to-tour conversion ratio– new prospects	11.0%	10.1%	11.8%	10.7%
Sales to existing Bluegreen Vacation Club owners, as a percentage of system-wide sales	57%	58%	55%	58%

System-wide VOI sales. In July 2009, we began selling VOIs on behalf of third-party developers for a fee. These sales are transacted through the same selling and marketing process we use to sell our owned VOI inventory. Our system-wide sales include all sales of Bluegreen Vacation Club products, regardless of whether the underlying VOI sold was owned by us or by one of our fee-based services clients. During the three and nine months ended September 30, 2010, the number of prospects touring our sales offices increased compared to the same periods of 2009. While we were successful at increasing the number of total prospects as well as the average sales price per transaction, we did experience a slightly lower overall sale-to-tour conversion ratio during the three and nine months ended September 30, 2010, compared to the same periods of 2009.

Sales of Bluegreen Owned VOIs. The decrease in sales of Bluegreen-owned VOIs during the three and nine months ended September 30, 2010, compared to the same periods of 2009 reflects our increased efforts relating to sales of VOIs made on behalf of our fee-based clients. Sales of Bluegreen-owned VOIs are also impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During the third quarter of 2010, we realized a net recognition of approximately $2.5 million of sales, due to the timing of revenue recognition, compared to $1.3 million of sales in the third quarter of 2009. During the first nine months of 2010, we realized a net deferral of approximately $1.6 million of sales compared to the net recognition of $8.5 million of sales during the first nine months of 2009.

VOI revenue is reduced by our estimate of future uncollectible VOI notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period, and changes in our estimates of future note receivable performance for newly originated loans and the future performance of our existing loan portfolio. During the three months ended September 30, 2010 and 2009, we reduced revenue by $8.9 million and $6.9 million, respectively, for the estimated future uncollectibles on loans originated in these periods. The charge for estimated future uncollectible amounts on newly originated VOI notes receivable during the nine months ended September 30, 2010 and 2009, was $20.3 million and $23.4 million, respectively.

Additionally, we believe that relatively high unemployment in the United States and adverse economic conditions in general have adversely impacted, and continue to adversely impact, the performance of our notes receivable portfolio. In connection with our recent analysis of loan performance, we determined that lower FICO® score loans generated prior to December 15, 2008, the date at which we implemented stricter credit standards, have not experienced the same benefit of seasoning as other loans in the same vintage historically have, thus resulting in the probability of higher future defaults on such loans. Accordingly, during the three and nine months ended September 30, 2010, we recorded charges of $24.5 million and $37.8 million, respectively, to increase our allowance for uncollectible notes receivable on such loans. While we believe our notes receivable are adequately reserved at this time, there can be no assurance that defaults have stabilized or that they will not increase further.

Bluegreen Resorts’ gross profit percentages vary between periods based on the relative costs of the specific VOIs sold in each respective period and the size of the point packages of the VOIs sold. During the three months ended September 30, 2010, Bluegreen Resorts’ gross profit percentage (calculated as a percentage of real estate sales, before adjustment to allowance for loan losses) was 79%, compared to 66% during the three months ended September 30, 2009. During the nine months ended September 30, 2010, Bluegreen Resorts’ gross profit percentage was 78%, compared to 68% during the same period in 2009. The increase in the gross profit percentages during the 2010 periods is mainly attributed to the decrease in the overall carrying cost of our VOI inventory as a result of adopting the provisions of ASU 2009-17 on January 1, 2010. See Note 2 in our Notes to Condensed Consolidated Financial Statements for additional information about the impact that the adoption of ASU 2009-17 on January 1, 2010 had on our balance sheet.

Sales and Marketing Fee-based Services. In July 2009, we began selling and marketing third parties’ vacation ownership inventory for a fee (one of our “fee-based services”). These sales are transacted through the same process as the sale of our vacation ownership inventory and entail similar selling and marketing costs. We earn our commission upon closing of a sales transaction.

During the three months ended September 30, 2009 and 2010, we sold $11.3 million and $22.1 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $7.0 million and $15.1 million, respectively. During the nine months ended September 30, 2009 and 2010, we sold $11.3 million and $56.0 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $7.0 million and $37.5 million, respectively. Based on an allocation of our selling, marketing and segment general and administrative expenses to these sales, we believe we generated approximately $1.7 million and $4.3 million in pre-tax profits by providing these sales and marketing fee-based services during the three month periods ended September 30, 2009 and 2010, respectively. Based on an allocation of our selling, marketing and segment general and administrative expenses to these sales, we believe we generated approximately $1.7 million and $7.8 million in pre-tax profits by providing these sales and marketing fee-based services during the nine month periods ended September 30, 2009 and 2010, respectively. We anticipate that fee-based services will be a greater portion of our revenues in the future, although there is no assurance that this will be the case.

Resort Sales and Marketing Expenses. Selling and marketing expenses for Bluegreen Resorts were $32.7 million and $40.0 million during the three months ended September 30, 2009 and 2010, respectively, and were $85.9 million and $103.6 million during the nine months ended September 30, 2009 and 2010, respectively. Selling and marketing expenses increased during the three and nine months ended September 30, 2010, compared to the same periods in 2009 as we expanded our marketing activity in an effort to increase the number of timeshare tours. Our overall sale-to-tour ratios decreased slightly during the three and nine months ended September 30, 2010, compared to the same 2009 periods. Sales to owners, which carry a relatively lower marketing cost, accounted for 58% of system-wide sales during the three months ended September 30, 2010, as compared to 57% during the same period in 2009. Sales to owners accounted for 58% of system-wide sales during the nine months ended September 30, 2010, as compared to 55% during the same period in 2009. As a percentage of system-wide sales, net, selling and marketing expenses increased to 47% during the three months ended September 30, 2010, as compared to 43% during the three months ended September 30, 2009. As a percentage of system-wide sales, net, selling and marketing expenses increased to 51% during the nine months ended September 30, 2010, as compared to 50% during the nine months ended September 30, 2009.

General and administrative expenses for Bluegreen Resorts were $3.3 million and $4.3 million during the three months ended September 30, 2009 and 2010, respectively, and were $11.5 million and $12.6 million during the nine months ended September 30, 2009 and 2010, respectively. General and administrative expenses for Bluegreen Resorts increased during the three and nine months ended September 30, 2010, compared to the same periods in 2009 due to additional spending required to support the increased level of sales activity. As a percentage of system-wide sales, net, general and administrative expenses were 5% during the three months ended September 30, 2010, as compared to 4% during the same period in 2009, and were 6% during the nine months ended September 30, 2010, as compared to 7% during the same period in 2009.

As of September 30, 2010, approximately $11.2 million and $6.2 million of sales and segment operating profit, respectively, were deferred because such sales did not meet the buyer’s minimum initial investment required for revenue recognition under the applicable timeshare accounting rules. This compares to $9.6 million and $4.6 million of sales and segment operating profit, respectively, deferred as of December 31, 2009.

Other Resort Fee-Based Services

The following table sets forth pre-tax profit generated from our fee-based management and other services (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2010	2009	2010

Fee-based management services	$5,110	$5,890	$15,705	$19,540
Title operations	1,724	2,427	3,543	5,470
Net carrying cost of developer inventory	(767)	(2,276)	(5,096)	(7,593)
Other	(1,810)	(149)	(798)	(343)

Total	$4,257	$5,892	$13,354	$17,074

Fee-based management services gross profit increased during the three and nine months ended September 30, 2010 as compared to the same periods in 2009, as a result of additional fees earned by providing services to more VOI owners and from managing more timeshare resorts on behalf of property owners’ associations. As of September 30, 2010, we managed 40 timeshare properties and hotels compared to 37 as of September 30, 2009.

Gross profit generated from our title operations fluctuates based upon the number of VOI sales transactions processed by our title company subsidiary and on the mix of VOI inventory sold (third party closing costs vary by the location of underlying real estate sold). The increase in profit during the three and nine months ended September 30, 2010, as compared to the same periods of 2009, reflects a reduction in our processing back-log and the increase in the number of system-wide VOI sales transactions.

We intend to continue to pursue our efforts to provide resort management and title services to resort developers and others, on a cash-fee basis. While there is no assurance that we will be successful, we hope that this will become an increasing portion of our business over time.

The carrying costs of our VOI inventory include maintenance fees and developer subsidies on VOIs in our inventory, paid to the property owners’ associations that maintain the resorts. We partially mitigate this expense, to the extent possible, through the rental of our owned VOIs. Accordingly, the net carrying cost of developer inventory fluctuates with the number of VOIs we hold and the number of resorts subject to developer subsidy arrangements, as well as revenue from rental and sampler activity realized. During the three months ended September 30, 2009 and 2010, the carrying cost of our developer inventory totaled approximately $4.7 million and $5.3 million, respectively, and was offset by rental and sampler revenues, net of expenses, of $3.9 million and $3.0 million, respectively. During the nine months ended September 30, 2009 and 2010, the carrying cost of our developer inventory totaled approximately $15.9 million and $16.9 million, respectively, and was offset by rental and sampler product revenues, net of expenses, of $10.8 million and $9.3 million, respectively.

Bluegreen Communities

	For the Three Months Ended

	September 30, 2009		September 30, 2010		Variance

	Amount	% Sales	Amount	% Sales	$ Change	% Change

	(dollars in thousands)

Sales of real estate	$6,289	100%	$2,885	100%	$(3,404)	(54)%
Cost of real estate sales (1)	6,284	100	23,612	818	17,328	276

Gross profit	5	—	(20,727)	(718)	(20,732)	—

Other revenues	494	8	433	15	(61)	(12)

Cost of other operations	1,103	18	866	30	(237)	(21)
Selling and marketing expenses	972	15	947	33	(25)	(3)
Segment general and administrative expenses (2)	1,093	17	2,656	92	1,563	143

Segment operating loss	$(2,669)	(42)%	$(24,763)	(858)%	$(22,094)	(828)%

	For the Nine Months Ended

	September 30, 2009		September 30, 2010		Variance

	Amount	% Sales	Amount	% Sales	$ Change	% Change

	(dollars in thousands)

Sales of real estate	$13,202	100%	$9,488	100%	$(3,714)	(28)%
Cost of real estate sales (1)	10,870	82	34,972	369	24,102	222

Gross profit	2,332	18	(25,484)	(269)	(27,816)	(1,193)

Other revenues	1,251	9	1,283	14	32	3

Cost of other operations	2,758	21	2,526	27	(232)	(8)
Selling and marketing expenses	3,349	25	3,280	35	(69)	(2)
Segment general and administrative expenses (2)	3,559	27	7,191	76	3,632	102

Segment operating loss	$(6,083)	(46)%	$(37,198)	(393)%	$(31,115)	(512)%

(1)

During the three and nine months ended September 30, 2010, we incurred non-cash impairment charges of $20.8 million and $26.4 million, respectively, associated with the write down of Bluegreen Communities inventory. During the three and nine months ended September 30, 2009, non-cash inventory impairment charges were $1.6 million and $2.3 million, respectively.

(2)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $13.4 million and $8.8 million for the three months ended September 30, 2009 and 2010, respectively. Corporate general and administrative expenses (excluding mortgage operations) totaled $35.9 million and $32.8 million for the nine months ended September 30, 2009 and 2010, respectively. (See Corporate General and Administrative Expenses below for further discussion).

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, excluding sales of bulk parcels, and before giving effect to the percentage-of-completion method of accounting:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2010	2009	2010

Number of homesites sold	76	46	202	175
Average sales price per homesite	$54,356	$62,554	$54,938	$60,063

Sales at Bluegreen Communities have been, and continue to be, adversely impacted by the weakening of the economy in general and the deterioration of the real estate markets, in particular. We have experienced continued low demand, especially for our higher priced premium homesites. In response to the deterioration in the real estate markets and in order to stay competitive in certain markets where our competitors have in certain communities aggressively reduced prices, we have significantly reduced prices on completed homesites. In addition, during 2009, we substantially sold out of certain of our communities which also contributed to the decrease in sales in both periods of 2010. The changes in our average sales price per homesite during the three and nine months ended September 30, 2010, compared to the same period in 2009 reflect changes in the mix of homesites sold during the respective periods.

Bluegreen Communities’ sales during the three and nine months ended September 30, 2009, were increased by $2.4 million and $2.2 million, respectively, as a result of the recognition of revenue previously deferred under the percentage-of-completion method of accounting. Bluegreen Communities’ sales were reduced by $0.3 million and $0.8 million during the three and nine months ended September 30, 2010, respectively, as a result of the application of the percentage-of-completion method of accounting. Excluding the impact of percentage-of-completion method of accounting, Bluegreen Communities sales for the three and nine months ended September 30, 2010 decreased by 33% and 6%, respectively, compared to the same periods of 2009.

Our Bluegreen Communities homesite inventory consists of substantially completed homesites held for sale and land held for the development of additional homesites in the future. As a result of our continued depressed sales volume, reduced prices, and the impact of current sales levels on the forecasted sell-out period of our projects, during the three and nine months ended September 30, 2010, we recorded non-cash charges to cost of real estate sales of approximately $20.8 million and $26.4 million, respectively, to write-down the carrying amount of certain phases of our properties to their estimated fair value, less costs to sell, if applicable. During the three and nine months ended September 30, 2009, these non-cash impairment charges were $1.6 million and $2.3 million, respectively. We calculated the estimated fair value less costs to sell of these properties based on our analysis of their estimated future cash flows, discounted at rates commensurate with the inherent risk. We estimated future cash flows based upon what we believe to be market participants’ expectations of future performance, given current and projected forecasts of the economy and real estate markets in general as well as the forecasted sell-out periods for each community. We evaluate the carrying value of our Bluegreen Communities inventory (carrying value was $112.0 million as of September 30, 2010) based upon our current intention to develop and sell such inventory as retail homesites. Based on the sales prices currently being realized on our homesites and our forecasts of sales pace, we believe that our Bluegreen Communities’ inventory carrying value is appropriate. Should the adverse conditions in the real estate markets where we operate in continue longer than we have forecast or deteriorate further, or if our performance does not otherwise meet our expectations, additional charges may be recorded. Further, as we have from time to time, we currently are undertaking a comprehensive evaluation of our overall Bluegreen Communities strategy. In the event we decide to materially change our strategy, the carrying value of our Communities inventory would be reevaluated and could result in additional material impairment charges.

In addition to the inventory charges described above, during the three and nine months ended September 30, 2010, Bluegreen Communities’ gross margins were negatively impacted by additional reductions in sales prices of certain completed homesites. Variations in cost structures and the market pricing of homesites available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.), also impact the gross margin of Bluegreen Communities from period to period. These factors, as well as the impact of percentage-of-completion accounting and the impact of sales of homesites the carrying values of which were previously written-down, will cause variations in gross margins between periods.

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

Our golf course operations periodically incur higher losses during periods of low level of play, especially during the winter months, as a result of fixed operating expenses and maintenance costs. Also, our two remaining golf courses are still in their early years of operations and are located within relatively new communities. We believe that the operating results of these courses may improve as individuals who have purchased homesites in the communities in which these courses are located build their homes and begin living in the community, as this should increase the amount of play on our golf courses. However, there is no assurance that such improvements will be achieved.

During 2010 we have continued to focus our marketing efforts on internet and regionally based advertising. While we believe this focus will lead to an increase in interest in our properties, we continue to experience relatively lower sales conversion rates. Bluegreen Communities’ total selling and marketing expenses during the three and nine months ended September 30, 2010, remained consistent with the expenses incurred during the same periods in 2009. As a percentage of sales, selling and marketing expenses increased from 15% during the three months ended September 30, 2009 to 33% during the three months ended September 30, 2010 and increased from 25% during the nine months ended September 30, 2009, to 35% during the nine months ended September 30, 2010. The increase in selling and marketing expenses as a percentage of sales in both periods of 2010, compared to the same periods in 2009, is the result of lower sales in 2010.

Bluegreen Communities’ general and administrative expenses increased during the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The increases in both periods of 2010 are primarily the result of increased costs to settle litigation and a higher proportion of real estate taxes being expensed as incurred rather than capitalized into inventory due to reduced construction and development spending compared to prior periods.

We have recently created a real estate advisory services business and intend to pursue possible opportunities to use our core competencies to provide asset management, market research, and other real estate consulting services to third parties on a fee basis. However, there is no assurance that we will be successful in doing so.

As of September 30, 2010, Bluegreen Communities had $1.2 million of sales and $0.5 million of segment operating profit deferred under percentage-of-completion accounting. As of December 31, 2009, Bluegreen Communities had $0.5 million of sales and $0.2 million of segment operating profit deferred under percentage-of-completion accounting.

Finance Operations

As of September 30, 2010, our finance operations included the excess interest spread earned on $739.5 million of notes receivable. This amount reflects the consolidation of notes receivable held by seven of our special purpose finance entities that occurred on January 1, 2010, that were previously not consolidated by us in accordance with then-prevailing generally accepted accounting principles (see Note 2 in Notes to Condensed Consolidated Financial Statements for additional information).

Profit from Notes Receivable Portfolio and Mortgage Servicing Operations. The following table details the sources of income and related expenses associated with our notes receivable portfolio (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2010	2009	2010

Interest Income:
VOI notes receivable:
Non-securitized	$6,820	$6,754	$20,029	$19,353
Securitized	5,749	19,656	17,710	61,393
Retained interest in notes receivable sold	4,121	—	14,999	—
Other	55	51	195	132

Total interest income	16,745	26,461	52,933	80,878

Servicing Fee Income:
Securitized notes receivable	1,841	—	5,839	—
Fee-based services	—	58	—	104

Total income	18,586	26,519	58,772	80,982

Interest Expense:
Receivable-backed notes payable:
Non-recourse	2,196	8,597	3,536	28,118
Recourse	1,180	1,711	4,369	4,282

Total interest expense on receivable-backed notes payable	3,376	10,308	7,905	32,400
Cost of mortgage servicing operations	707	664	1,810	1,852

Total expenses	4,083	10,972	9,715	34,252

Pre-tax profit on notes receivable portfolio and mortgage servicing operations	$14,503	$15,547	$49,057	$46,730

The increase in total interest income on notes receivable during the three and nine months ended September 30, 2010, as compared to the same periods in 2009, reflects a higher average balance of our vacation ownership notes receivable and to a lesser extent, higher interest rates charged on timeshare loans originated after December 15, 2008. As discussed above, the average balances of our notes receivable increased during the three and nine months ended September 30, 2010, as a result of the consolidation of notes receivable held by seven of our special purpose finance entities. Accounting rules previously required that the assets and liabilities of these special purpose finance entities be treated off-balance-sheet. Accordingly, we previously did not recognize interest income on such notes receivable, but instead recognized interest income through the accretion of interest on our retained interests in the notes held by these entities.

Mortgage Servicing Operations. Our mortgage servicing operations include processing payments, and collection of notes receivable owned by us, as well as collecting payments on notes receivable owned by third parties. In addition, our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities, as well as perform monthly reporting activities for our lenders and receivable investors. Prior to the adoption of ASU 2009-17 on January 1, 2010, we recognized servicing fee income for providing mortgage servicing for notes receivable that had been sold to off-balance-sheet special purpose finance entities and for providing loan services to other third-party portfolio owners, on a cash-fee basis. Effective January 1, 2010, we ceased recognizing servicing fee income for providing mortgage servicing to our special purpose finance entities as such entities are now consolidated by us (see Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information). While we still receive mortgage servicing fees for servicing our securitized notes receivable, those amounts are now accounted for as a component of interest income.

During the three and nine months ended September 30, 2010, servicing fee income represented mortgage servicing fees earned on behalf of a third-party lender in connection with one of our fee-based services arrangements. As of September 30, 2010, the total amount of notes receivable serviced by us under this arrangement was $20.4 million.

Interest Expense. Interest expense on receivable-backed notes payable was $3.4 million and $10.3 million for the three months ended September 30, 2009 and 2010, respectively. Interest expense on receivable-backed notes payable was $7.9 million and $32.4 million for the nine months ended September 30, 2009 and 2010, respectively. The increase in the 2010 periods reflects a higher average debt balance due to the recognition of approximately $411.4 million of non-recourse receivable-backed debt as a result of the consolidation of seven of our special purpose finance entities as of January 1, 2010.

Our other interest expense, which is mainly comprised of interest on lines of credit and notes payable and our subordinated debentures, was $7.1 million and $6.0 million for the three months ended September 30, 2009 and 2010, respectively, and $18.0 million and $17.4 million for the nine months ended September 30, 2009 and 2010, respectively. Other interest expense decreased during the 2010 periods as compared to the same periods in 2009 due to a lower average debt balance as a result of the repayment of our lines-of-credit and notes payable and lower interest rates on our junior subordinated debentures, which represent securities issued by Bluegreen Statutory Trust (“BST”). On March 30, 2010, the interest rates on the securities issued by BST I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.19% as of September 30, 2010). On July 30, 2010, the interest rate on the securities issued by BST II and BST III contractually changed from a fixed-rate of 9.158% and 9.193%, respectively, to in each case a variable rate equal to the 3-month LIBOR + 4.85% (5.14% as of September 30, 2010). The impact of the decreased BST interest rates described above was partly offset by higher interest rates on certain extensions to existing debt agreements.

Total interest expense capitalized to construction in progress was $0.3 million and $1.5 million for the three and nine months ended September 30, 2009, respectively. Total interest expense capitalized to construction in progress was insignificant for the three and nine months ended September 30, 2010, due to a lower level of construction and development spending in 2010.

Our effective cost of borrowing was 5.4% and 6.6% for the nine months ended September 30, 2009 and 2010, respectively.

Corporate General and Administrative Expenses

Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Overall corporate and general administrative costs may fluctuate between periods for various reasons, including but not limited to the timing of professional services and litigation expenses. In addition, consistent with our prior segment reporting treatment, changes in the payroll accrual between reporting periods for the entire company are recorded as corporate general and administrative expense. Corporate general and administrative expenses, excluding mortgage servicing operations, were $13.4 million and $8.8 million for the three months ended September 30, 2009 and 2010, respectively, a 34% decrease. Corporate general and administrative expenses, excluding mortgage servicing operations, were $35.9 million and $32.8 million for the nine months ended September 30, 2009 and 2010, respectively, a 9% decrease. The decrease in both periods of 2010 compared to 2009 primarily relates to lower corporate office depreciation expense, decreased litigation costs, and reduced equity-based compensation expense as we had higher than expected forfeitures on certain stock grants and have not yet granted any shares or options to our non-employee directors in 2010. Director compensation including equity compensation is generally granted following our Annual Shareholders Meeting. Our 2010 Annual Meeting of Shareholders has been scheduled for December 15, 2010.

In addition to the changes described above, during the three and nine months ended September 30, 2009, we incurred expenses relating to strategic consulting services provided to us, which were not incurred in the comparable 2010 periods.

For a discussion of field selling, general and administrative expenses, see Sales and Field Operations above.

Discontinued Operations. During the fourth quarter of 2009, we sold four of our golf courses located in North Carolina and Virginia. The operating results of these golf courses are presented as discontinued operations and consist of the following:

	Three Months ended September 30, 2009	Nine Months ended September 30, 2009

Golf operations revenue	$1,770	$4,952
Cost of operations	2,085	5,129

Loss from discontinued operations before benefit for income taxes	(315)	(177)

Benefit for income taxes	(111)	(62)

Loss from discontinued operations	$(204)	$(115)

Other Income (Expense), Net. Other income, net was $0.7 million for the three months ended September 30, 2009, as compared to other expense, net of $2.0 million for the three months ended September 30, 2010. Other income, net was $2.0 million for the nine months ended September 30, 2009, as compared to other expense, net of $2.4 million for the nine months ended September 30, 2010. Other expense, net incurred during both periods in 2010 includes a $1.6 million non-cash impairment charge related to a write-down of one of our assets to be disposed of by sale and $0.7 million in costs incurred in connection with pursuing alternative liquidity sources. Other income, net for the nine month period ended September 30, 2009, includes the benefit of approximately $0.7 million realized in connection with the successful termination of certain of our 2008 restructuring-related lease obligations for an amount lower than previously recognized.

Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, our 51%-owned subsidiary, in our consolidated financial statements (See Note 1 of the Notes to Consolidated Financial Statements for further information). The non-controlling interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in Bluegreen/Big Cedar Vacations, LLC. Non-controlling interest in income of consolidated subsidiary was $2.6 million and $3.2 million for the three months ended September 30, 2009 and 2010, respectively. Non-controlling interest in income of consolidated subsidiary was $5.4 million and $6.1 million for the nine months ended September 30, 2009 and 2010, respectively.

Provision for Income Taxes. Our effective income tax rate was approximately 43% and 39% during the nine months ended September 30, 2009 and 2010, respectively. Our quarterly effective income tax rates are based upon our current estimated annual effective rate. Our annual effective income tax rate varies based upon the amount of our taxable earnings and the allocation of those earnings amongst the various states in which we operate.

Our provision for income tax for the nine months ended September 30, 2009, includes a one-time benefit of $4.6 million for an adjustment to deferred income taxes. During the second quarter of 2009, we exercised our servicer option relating to the 2002 Term Securitization, which resulted in the full redemption of all classes of notes. Since the ability to exercise this option became available to us earlier than originally anticipated, certain adjustments to projected timing differences were recorded, resulting in a reduction to our income tax provision. The effective tax rate disclosed above of 43% for the nine months ended September 30, 2009, excludes this one-time benefit.

Net Income (Loss). Our net income was $3.9 million and $14.3 million during the three and nine months ended September 30, 2009, respectively. Our net loss was $16.7 million and $20.3 million during the three and nine months ended September 30, 2010, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the nine months ended September 30, 2009 and 2010 (in thousands):

	For the Nine Months Ended September 30,

	2009	2010

Cash flows provided by operating activities	$1,283	$125,750
Cash flows provided by (used in) investing activities	25,534	(2,367)
Cash flows used in financing activities	(32,338)	(107,977)

Net (decrease) increase in cash and cash equivalents	$(5,521)	$15,406

Cash Flows from Operating Activities. We generated $125.8 million of cash from our operating activities during the nine months ended September 30, 2010, as compared to $1.3 million of cash generated during the same period in 2009. The increase in cash flows from operating activities during the 2010 period was primarily a result of our consolidation of assets, liabilities, and operations of seven of our special purpose finance entities upon our adoption of ASU 2009-17 on January 1, 2010 which resulted in changes to our cash flow statement in the form of additional cash receipts from securitized notes receivable now being included in operating cash flows. Previously, these special purpose finance entities were not consolidated and the net cash flow associated with their operations (which consist of collecting principal and interest payments on notes receivable and making interest and debt repayments) was recorded as a component of investing activities as cash received from retained interests. The increase in cash flows from operating activities also was the result of significantly lower development spending, our successful efforts to receive larger down payments on our sales and generate a higher percentage of cash VOI sales, and increased revenues related to our fee-based operations which are substantially on a cash basis.

Cash Flows from Investing Activities. We used $2.4 million of cash in our investing activities during the nine months ended September 30, 2010, as compared to $25.5 million of cash generated during the same period in 2009. The decrease in cash flows from investing activities during 2010 was primarily the result of the required reclassification of cash received from retained interests in notes receivable sold as a result of the adoption of ASU 2009-17 (as discussed above in Cash Flows From Operating Activities) compared to amounts received in the 2009 period. Additionally, during the first nine months of 2010 we reduced our spending for property and equipment, as compared to the same period in 2009.

Cash Flows from Financing Activities. We used $108.0 million of cash in our financing activities during the nine months ended September 30, 2010, as compared to $32.3 million of cash used during the same period in 2009. The increase in the cash used in financing activities during 2010 was related to net repayments (i.e., borrowings net of repayments) of $61.1 million related to our debt collateralized by notes receivable during the nine months ended September 30, 2010, compared to net repayments of $6.5 million during the same period in 2009. The net repayments of notes receivable-backed debt in 2010 primarily reflects the consolidation of securitization debt as a result of adopting ASU 2009-17. The securitization debt is repaid as mortgage payments are received on the notes receivable that serve as collateral for the debt. In addition, we repaid $38.5 million under our lines-of-credit and notes payable during the nine months ended September 30, 2010, compared to net repayments of $20.9 million in the same period in 2009. For additional information on the availability of cash from our existing credit facilities as well as our repayment obligations, see Liquidity and Capital Resources below.

Liquidity and Capital Resources

Our primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our residual interests in such transactions, (iv) cash from our finance operations, including principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites and mortgage servicing fees, and (v) net cash generated from our sales and marketing fee-based services and other resort fee-based services, including our resorts management operations, and other communities operations.

Sales of VOIs accounted for 92% of our consolidated sales during the nine months ended September 30, 2010. As a result of strategic initiatives implemented in the fourth quarter of 2008, we have realized higher down payments and a higher percentage of cash sales with our VOI customers compared to prior years. Including down payments received on financed sales, 49% of our VOI sales were received in cash within approximately 30 days from contract.

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

The challenging credit markets have negatively impacted our financing activities. While the credit markets appear to be recovering and we entered into a term securitization and new financing facility during the quarter ended September 30, 2010, the number of securitization and hypothecation transactions being consummated in the market overall remains below historical levels and we believe that those that are consummated are more difficult to effect and are generally priced at a higher cost than in prior periods. There is no assurance that we will be able to secure future financing for our VOI notes receivable on acceptable terms, if at all.

In the fourth quarter of 2008, we implemented certain strategic initiatives with a view to better position our operations in light of the downturn in the commercial credit markets. As a result of these and other initiatives, our post-2008 VOI sales levels are materially lower than those which we historically realized. We intend to continue to monitor our operating results as well as the external environment in order to attempt to adjust our business to existing conditions. The ongoing goals of our strategic initiatives are designed to conserve cash and enhance our financial position, to the extent possible by:

•

Maintaining a significantly reduced sales level (compared to 2008 levels) of Bluegreen VOIs by Bluegreen Resorts business in an effort to match our sales pace of Bluegreen VOIs to our liquidity and known receivable capacity;

•	Emphasizing cash-based business in our sales, resort management and finance operations, with particular focus on growing our less capital intensive fee-based service business;

•	Minimizing the cash requirements of Bluegreen Communities;

•	Maintaining reduced levels of overhead and continuing to seek increasing efficiency;

•	Minimizing capital spending;

•	Working with our lenders to renew, extend, or refinance our credit facilities;

•	Maintaining compliance under our outstanding indebtedness; and

•	Continuing to provide what we believe is a high level of quality vacation experiences and customer service to our VOI owners.

While we believe that we have realized initial success with our strategic initiatives, there is no assurance that we will be successful in achieving our goals.

While the vacation ownership business has historically been capital intensive, one of our principal goals in the current environment is to utilize our sales and marketing, mortgage servicing, fee-based management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for us.

The advance periods of our receivable-backed credit facilities expire within the next year. We intend to continue our efforts to renew and extend the advance periods under certain of our existing receivable-backed credit facilities, to seek additional similar credit facilities and to pursue transactions in the securitization market, and we believe that the implementation of our strategic initiatives has better positioned us to address these matters with our existing and future lenders; however, there is no assurance that our efforts will be successful, in which case, our liquidity would be significantly adversely impacted. Further, while we may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, there is no assurance that such financing will be available to us on favorable terms or at all. In light of the current trading price of our common stock, financing involving the issuance of our common stock or securities convertible into our common stock would be highly dilutive to our existing shareholders.

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

Credit Facilities

The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of September 30, 2010. These facilities do not constitute all of our outstanding indebtedness as of September 30, 2010. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of September 30, 2010 (in thousands):

	Revolving Borrowing Limit	Outstanding Balance as of September 30, 2010	Availability as of September 30, 2010	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2010

BB&T Purchase Facility(1)	$125,000	$93,462	$31,538	Aug. 31, 2011; September 5, 2023	Prime + 3.50%; 6.75%
Liberty Bank Facility(1)	75,000	71,582	3,418	Nov. 26, 2010; Aug. 27, 2014	Prime +2.25%; 6.50%(2)

	$200,000	$165,044	$34,956

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)	Interest charged on this facility is variable, subject to a floor of 6.5%.

BB&T Purchase Facility. On September 2, 2010, the BB&T Purchase Facility was amended and restated, extending the revolving advance period under the facility to August 31, 2011. The facility limit will initially revolve up to $125.0 million. Should a “takeout financing” (as defined in the applicable facility agreements) occur prior to August 31, 2011, the facility limit will decrease to $50.0 million. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5%, subject to the terms of the facility. The advance rate on prospective advances will decrease to 65% once the outstanding balance under the BB&T Purchase Facility is equal to or greater than $100.0 million but less than $110.0 million, and will further decrease to 62.5% when the outstanding balance is equal to or greater than $110.0 million.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.

As of September 30, 2010, the outstanding balance on the BB&T Purchase Facility was 77.9% of the associated collateral. We will continue to equally share with BB&T in the excess cash flows generated by the receivables sold, after customary payments of fees, interest and principal, until the outstanding balance reduces to 67.5% of the existing receivables as the outstanding balance amortizes at which point we will receive 100% of the excess cash flow. During the nine months ended September 30, 2010, we pledged $16.5 of VOI notes receivable under the facility and received cash proceeds of $11.2 million.

The interest rate on the BB&T Purchase Facility is currently the Prime Rate plus 3.5% (6.75% as of September 30, 2010), but is subject to increase to the Prime Rate plus 4.5% once the outstanding balance under the BB&T Purchase Facility is equal to or greater than $100.0 million but less than $110.0 million, and will further increase to the Prime Rate plus 5.5% when the outstanding balance is equal to or greater than $110.0 million.

On September 2, 2010, we repaid $24.3 million of the outstanding balance under the BB&T Purchase Facility with the proceeds generated from the sale of the notes in connection with the Legacy Securitization transaction described below. During the nine months ended September 30, 2010, we repaid a total of $49.0 million on the facility.

The outstanding balance and availability under the BB&T Purchase Facility as of September 30, 2010 is approximately $93.5 million and $31.5 million, respectively.

On October 27, 2010, we pledged $5.3 million of VOI notes receivable to this facility and received cash proceeds of $3.5 million. Subsequent to this borrowing, and based on subsequent repayments, we had $32.3 million in availability under this facility as of November 5, 2010.

Liberty Bank Facility. We have a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial. The facility provides for a 90% advance on eligible receivables pledged under the facility. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance, if any, due on August 27, 2014.

On September 27, 2010, this facility was amended to reinstate and extend the revolving advance period to November 26, 2010. Additionally, through November 26, 2010, the interest rate on amounts outstanding under the facility increased from one-month London Interbank Offered Rate (LIBOR) plus 2.5%, subject to a floor of 5.75%, to the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of September 30, 2010). We are currently in discussions with Liberty Bank regarding the extension of the advance period under this facility for an additional two years but there is no assurance that such extension will be obtained on favorable terms, if at all. If the advance period is not further extended by November 26, 2010, the interest rate charged on outstanding amounts will revert back to one-month LIBOR plus 2.5%, subject to a floor of 5.75%.

During the nine months ended September 30, 2010, we pledged $27.6 million of VOI notes receivable to this facility and received cash proceeds of $26.9 million. We also repaid $14.3 million on the facility during the first nine months of 2010.

The outstanding balance and availability under the Liberty Bank Facility as of September 30, 2010 is approximately $71.6 million and $3.4 million, respectively. As the facility is revolving, availability under the facility increases up to the $75.0 million facility limit as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid through the expiration of the advance period, pursuant to the terms of the facility.

Other Outstanding Receivable-Backed Notes Payable

We have outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. We had the following outstanding balances under such credit facilities as of September 30, 2010 (in thousands):

	Balance as of September 30, 2010		Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2010

GE Bluegreen/Big Cedar Facility	$25,964		April 16, 2016	30 day LIBOR+1.75%; 2.01%

Wells Fargo Facility	3,740		December 31, 2010	Prime + 0.50%; 4.00% (1)

RFA Receivables Facility	3,637		February 15, 2015	30 day LIBOR+4.00%; 4.26%

NBA Receivables Facility	20,000		September 30, 2017	30 day LIBOR + 5.25%; 6.75%

Legacy Securitization	24,375	(2)	September 2, 2025	12% (2)

Non-recourse Securitization Debt	350,488		Varies	Varies

	$428,204

(1)	Interest charged on this facility is variable and is subject to a 4.00% floor.

(2)

Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $2.7 million.

GE Bluegreen/Big Cedar Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. During the nine months ended September 30 2010, we repaid $6.9 million on this facility.

Wells Fargo Facility. We have a credit facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”). Historically, we primarily used this facility for borrowings collateralized by the pledge of certain VOI receivables which typically have been our one-year term receivables. The borrowing period for advances on eligible receivables expired on December 31, 2009, and all borrowings are scheduled to mature on December 31, 2010. The interest rate charged on outstanding receivable borrowings under the facility is the greater of 4.00% or the Prime Rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. During the nine months ended September 30, 2010, we repaid $10.7 million on this facility.

NBA Receivables Facility. On September 30, 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare receivables hypothecation facility with National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provided for an 85% advance on $23.5 million of eligible receivables, all of which were pledged under the facility at closing, subject to terms and conditions which we believe to be customary for facilities of this type. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining balance due in September 2017. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of September 30, 2010).

Legacy Securitization. On September 2, 2010, we completed a securitization transaction of the lowest FICO®-score loans previously financed in the BB&T Purchase Facility. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, the date that Bluegreen implemented its FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this private placement transaction, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million (the “Legacy Securitization”). While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. The notes payable generated gross proceeds to Bluegreen of $24.3 million (before fees and customary reserves and expenses), which was used to repay a portion of the outstanding balance under the BB&T Purchase Facility.

We guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equivalent to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025.

Receivable-Backed Notes Payable Previously Reported as Off-Balance-Sheet – Non-Recourse Securitization Debt

See Note 5 of our Notes to Condensed Consolidated Financial Statements for information related to the debt obligations that were previously reported off-balance-sheet.

Other Effective Receivable Capacity. Pursuant to the terms of certain of our prior term securitizations and similar type transactions, we have the ability to substitute new eligible VOI notes receivable into such facilities in the event receivables that were previously sold in such transactions default or are the subject of an owner upgrade transaction, subject to certain limitations. These substitutions result in us receiving additional cash through the monthly distribution on our retained interest in notes receivable sold. We intend to continue to use this receivable capacity, to the extent possible under the terms and conditions of the applicable facilities.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our Resorts or Communities inventories. As of September 30, 2010, these included the following significant items (in thousands):

	Balance as of September 30, 2010	Borrowing Maturity (1)	Borrowing Rate; Rate as of September 30, 2010

RFA AD&C Facility	$63,861	Varies by loan (2)	30 day LIBOR+4.50%; 4.76%

H4BG Communities Facility	33,117	December 31, 2012	Prime + 2.00%; 10.00%

Textron AD&C Loans	10,699	Varies by loan (2)	Prime + 1.25 - 1.50%; 4.50% – 4.75%

Wells Fargo Term Loan	33,576	April 30, 2012	30 day LIBOR + 6.87%; 7.13%

	$141,253

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between September 30, 2010 and maturity.

(2)	The maturity dates for this facility vary by loan as discussed below.

RFA AD&C Facility. In September 2010, GMAC assigned all rights, title, and interest in the GMAC AD&C Facility to Resort Finance America, LLC (“RFA”). This assignment did not affect any of the material financial terms of the loan agreement. This facility was used to finance the acquisition and development of certain of our resorts and currently has two outstanding project loans. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”) is June 30, 2012. Approximately $61.4 million was outstanding on this loan as of September 30, 2010. The maturity date for the project loan collateralized by our Fountains resort in Orlando, Florida (the “Fountains Loans”) is March 31, 2011. Approximately $2.5 million was outstanding on this loan as of September 30, 2010. Principal payments are effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the RFA AD&C Facility are sold, subject to periodic minimum required amortization on the Club 36 Loan and the Fountains Loans. As of September 30, 2010, we had no availability under this facility. During the nine months ended September 30, 2010, we repaid $23.6 million on this facility.

H4BG Communities Facility. We have an outstanding balance under the “H4BG Communities Facility, historically used to finance our Bluegreen Communities real estate acquisitions and development activities. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by our golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia).

Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2%, subject to the following floors: (1) 10% until the balance of the loan is reduced to $32.6 million, (2) 8% until the balance of the loan is less than or equal to $20 million, and (3) 6% thereafter. During the nine months ended September 30, 2010, we repaid $5.4 million on this facility.

Textron AD&C Loans. We have two acquisition loans with Textron Financial Corporation (“Textron”) with no future borrowing capacity. The loan used to acquire and develop our Odyssey Dells resort in Wisconsin Dells, Wisconsin (the “Odyssey Loan”) had an outstanding balance as of September 30, 2010 of approximately $5.0 million. We pay Textron principal payments as we sell timeshare interests that collateralize the Odyssey Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Odyssey Loan is December 31, 2011.

The outstanding balance on the loan used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Loan”) was $5.7 million as of September 30, 2010. We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Loan is April 30, 2013.

During the nine months ended September 30, 2010, we repaid a total of $2.1 million to Textron under these loans.

Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated our notes payable to Wachovia and the line-of-credit issued by Wachovia into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line-of-credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, we made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the then-existing Wachovia debt. Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization as of September 30, 2010, of $2.8 million in 2010, $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, we pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. Wells Fargo has the right to receive, as additional collateral, the residual interest in one future transaction which creates such a retained interest. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.13% as of September 30, 2010).

During the nine months ended September 30, 2010, we repaid $2.8 million on this facility.

Commitments

Our material commitments as of September 30, 2010 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal payments required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of September 30, 2010 (in thousands):

	Payments Due by Period

Contractual Obligations	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years		Total

Receivable-backed notes payable	$3,740	$—	$75,219	$514,289	(1)	$593,248
Lines-of-credit and notes payable	32,206	111,921	792	2,354		147,273
Jr. Subordinated debentures	—	—	—	110,827		110,827
Noncancelable operating leases	9,931	14,008	10,140	27,675		61,754

Total contractual obligations	$45,877	$125,929	$86,151	$655,145		$913,102

(1)	Contractual minimum principal payments for Legacy Securitization are presented net of discount of $2.7 million.

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

We estimate that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $1.0 million as of September 30, 2010. We estimate that the cash required to complete development of phases of communities in which sales have occurred was approximately $8.2 million as of September 30, 2010. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next three to ten years, primarily with cash generated from operations. There is no assurance that we will be able to generate the cash from operations necessary to complete these commitments or that actual costs will not exceed the amounts estimated.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities we intend to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and receivable-backed credit facility extensions discussed above and the ongoing availability of credit. We will continue our efforts to renew or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. We will, in the future, also require additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. No assurance can be given that we will not be required to seek waivers of such covenants, that we will be successful in obtaining waivers, or that such covenants will not limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. Further, although we do not currently believe that any such transactions are likely to be structured so as to materially limit our ability to pay cash dividends on our common stock or our ability to repurchase shares in the near term, there is no assurance this will remain true in the future. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Off-balance-sheet Arrangements

We historically monetized our notes receivables through various facilities and through periodic term securitization transactions and other similar arrangements, many of which were accounted for as sales of notes receivable under the accounting requirements in effect at the time. As discussed further in Note 2 of our Notes to Condensed Consolidated Financial Statements, on January 1, 2010, we adopted accounting rules that required us to consolidated seven existing special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance-sheet sales treatment. As of September 30, 2010, we did not have any off-balance-sheet arrangements.

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, there have not been any material changes in our legal proceedings from those previously disclosed in Item 1, Part 3 of our Annual Report on Form 10-K for the year ended December 31, 2009.

On June 3, 2010, in a case captioned Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., Case No. 16-2009-CA-008028, in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by the Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen’s Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its Complaint, the Plaintiffs alleged that approximately $170,000 in unpaid bulk cable fees are due from the defendants, and that the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association allege incomplete performance under the contract by plaintiffs and that the cable system installed was inferior and did not comply with the requirements of the contract. The case went to mediation on September 20, 2010, but no resolution was reached. We intend to vigorously defend the lawsuit.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended September 30, 2010, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Exchange Act. Our Board of Directors has adopted a share repurchase program. Repurchases under such programs may be made from time to time and are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of September 30, 2010, there were 694,500 shares remaining available for purchase under our current repurchase program.

Item 5. Other Information

Our 2010 Annual Meeting of Shareholders will be held on December 15, 2010. Shareholder proposals intended to be considered for inclusion in our proxy materials for the Annual Meeting must be received by us by no later than 5:00 PM, Eastern time, on November 18, 2010 and must comply with the other requirements of Rule 14a-8 under the Exchange Act. In addition, pursuant to the Rule 14a-8 under the Exchange Act, we will have discretionary authority to vote on shareholders proposals received after the deadline set forth above. All such communications should be sent to Bluegreen Corporation, 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431, Attention: Anthony M. Puleo, Secretary.

Item 6.	Exhibits.

	10.100	Loan and Security Agreement, dated September 30, 2010, by and between National Bank of Arizona, as lender, and Bluegreen/Big Cedar Vacations, LLC, as borrower.

	10.101	Promissory Note, dated September 30, 2010, for $20,000,000 by and between National Bank of Arizona and Bluegreen/Big Cedar Vacations, LLC.

	10.102	Full Guaranty, dated September 30, 2010, by Bluegreen Corporation, as guarantor, in favor of National Bank of Arizona, as lender.

	10.103	First Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, as of June 26, 2010.

	10.104	Second Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, as of October 1, 2010.

	10.105	First Amendment to Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC as of October 1, 2010.

	10.106	First Amendment to Amended and Restated Servicing Agreement of Bluegreen/Big Cedar Vacations, LLC as of October 1, 2010.

	10.107	First Amendment to Amended and Restated Administrative Services Agreement of Bluegreen/Big Cedar Vacations, LLC as of October 1, 2010.

10.108

Second Amendment to Receivables Loan Agreement dated September 27, 2010, by and among Bluegreen Corporation and Liberty Bank (incorporated by reference to exhibit 10.100 to Current Report on Form 8-K dated September 30, 2010).

10.109	BXG Legacy 2010 LLC, Standard Definitions, dated as of August 1, 2010 (incorporated by reference to exhibit 10.198 to Current Report on Form 8-K dated September 7, 2010).

10.110

Indenture between BXG Legacy 2010 LLC as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent, Custodian and Account Intermediary, dated August 1, 2010 (incorporated by reference to exhibit 10.199 to Current Report on Form 8-K dated September 7, 2010).

10.111

Sale Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BXG Legacy 2010 LLC as Issuer dated August 1, 2010 (incorporated by reference to exhibit 10.200 to Current Report on Form 8-K dated September 7, 2010).

10.112

Third Amended and Restated Indenture dated August 1, 2010 between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer, U.S. Bank, National Association as Indenture Trustee, Paying Agent and Custodian, and Branch Banking and Trust Company as Agent (incorporated by reference to exhibit 10.214 to Current Report on Form 8-K dated September 7, 2010).

10.113

Third Amended and Restated Standard Definitions to Indenture dated August 1, 2010 between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer, U.S. Bank, National Association as Indenture Trustee, Paying Agent and Custodian, and Branch Banking and Trust Company as Agent (incorporated by reference to exhibit 10.215 to Current Report on Form 8-K dated September 7, 2010).

10.114

Third Amended and Restated Note Funding Agreement dated August 1, 2010 among BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Seller and Servicer, Bluegreen Timeshare Finance Corporation I as Depositor, various Purchaser Parties, and Branch Banking and Trust Company as Agent (incorporated by reference to exhibit 10.216 to Current Report on Form 8-K dated September 7, 2010).

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

BLUEGREEN CORPORATION
(Registrant)

Date: November 9, 2010	By:	/s/ JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	By:	/s/ ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 9, 2010	By:	/s/ RAYMOND S. LOPEZ

Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)