Form 10-K
period 2010-12-31
BLUEGREEN CORP
filed 2011-03-31
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $46,245,664 based upon the closing sale price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2010 ($3.01 per share). For this purpose, “affiliates” include members of the registrant’s Board of Directors, members of executive management of the registrant and all persons known by the registrant to beneficially own more than 10% of it outstanding Common Stock.

As of March 1, 2011, there were 32,504,612 shares of the registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

The terms “The Hammocks at Marathon™,” “Orlando’s Sunshine Resort™,” “Solara Surfside™,” “Mountain Run at Boyne™,” “The Falls Village™,” “Bluegreen Wilderness Club™,” “Grande Villas at World Golf Village™,”“The Lodge Alley Inn™,” “Carolina Grande™,” “Harbour Lights™,” “BG Patrick Henry Square™,” “SeaGlass Tower™,” “Shore Crest Vacation Villas™,” “Laurel Crest™,” “MountainLoft™,” “MountainLoft Resort II™,” “Daytona SeaBreeze™,” “Shenandoah Crossing™,” “Christmas Mountain Village™,” “Club La Pension™,” “Bluegreen Odyssey Dells™,” “Traditions of Braselton™,” “Sanctuary Cove at St. Andrews Sound™,” “Catawba Falls Preserve™,” “Chapel Ridge™,” “Mountain Lakes Ranch™,” “Silver Lakes Ranch™,” “Mystic Shores™,” “Lake Ridge™,” “Lake Ridge at Joe Pool Lake™,” “Ridge Lake Shores™,” “Quail Springs Ranch™,” “SugarTree at the Brazos™,” “Mountain Springs Ranch™,” “Havenwood at Hunter’s CrossingTM,” “Vintage Oaks at the Vineyard™,” “King Oaks™,” “The Bridges at Preston Crossings™,” “Crystal Cove™,” “Fairway Crossings™,” “Woodlake™,” “Saddle Creek Forest™,” “The Settlement at Patriot Ranch™,” “Carolina National™,” “Brickshire™,” “Preserve at Jordan Lake™,” “Encore Dividends™,” “Bluegreen Preferred™,” “BG Pirates Lodge™,” “Bluegreen Traveler Plus™,” “BG Club 36™,” “Bluegreen Wilderness Club at Long Creek Ranch™,” and “Bluegreen Wilderness Traveler at Shenandoah™” are trademarks or service marks of Bluegreen Corporation in the United States.

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

Introduction

We are a leading provider of colorful places to live and play through our resorts and residential community businesses. We are organized into two divisions: Bluegreen Resorts and Bluegreen Communities. In 2010, Bluegreen Resorts sales represented 96% of our system-wide sales while Bluegreen Communities represented 4%. Bluegreen Resorts markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by us or developed by others. Bluegreen Resorts also provides fee-based services to third-party resort developers and timeshare property owners’ associations. These services include selling and marketing third-party developers’ VOIs, mortgage servicing, construction management, title, and resort management. Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites. The majority of these homesites are sold directly to retail customers who seek to build a home, in some cases on properties featuring a golf course and related amenities. On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. There can be no assurance, however, regarding the timing or whether we will elect to pursue any of the strategic alternatives we may consider, or that any such alternatives, if pursued and ultimately consummated, will result in improvements to our financial condition and operating results or otherwise achieve the benefits we expect to realize from the transaction. See further discussion below.

Bluegreen Resorts

From its inception in 1994, Bluegreen Resorts has been involved in the vacation ownership industry. As of December 31, 2010, we were selling VOIs in the Bluegreen Vacation Club at 20 sales offices at resorts located in the United States and Aruba. We believe the Bluegreen Vacation Club allows our VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs. A deeded real estate interest in a Bluegreen Vacation Club VOI in any of our resorts entitles the buyer to an annual or biennial allotment of “points” in perpetuity. Club members may use their points to stay in one of 27 Bluegreen Vacation Club – Club Resorts and 29 other Club Associate Resorts as well as having access to other vacation options, including cruises and stays at over 4,000 resorts offered through Resort Condominiums International, LLC (“RCI”), an unaffiliated external exchange network. Club members who acquired or upgraded their VOIs on or after November 1, 2007 also have access to 21 Shell Vacation Club (“Shell”) resorts, through our Select Connections™ joint venture with Shell. Shell is an unaffiliated privately-held resort developer. The following table lists the Bluegreen Vacation Club – Club Resorts and Club Associate Resorts:

Bluegreen Vacation Club	Location

Club Resorts (1)

Daytona SeaBreeze (2)	Daytona Beach Shores, Florida
The Hammocks at Marathon (2)	Marathon, Florida
The Fountains (2)	Orlando, Florida
Orlando’s Sunshine Resort I & II (2)	Orlando, Florida
Casa del Mar Beach Resort (2)	Ormond Beach, Florida
Grande Villas at World Golf Village (2)	St. Augustine, Florida
Solara Surfside (2)	Surfside, Florida
Bluegreen Club La Pension (2)	New Orleans, Louisiana
Mountain Run at Boyne (2)	Boyne Falls, Michigan
The Falls Village (2)	Branson, Missouri
Bluegreen Wilderness Club at Big Cedar (2)(3)	Ridgedale, Missouri
Bluegreen Wilderness Club at Long Creek (2)(3)	Ridgedale, Missouri
BG Club 36 (2)	Las Vegas, Nevada

The Suites at Hershey (2)	Hershey, Pennsylvania
The Lodge Alley Inn (2)	Charleston, South Carolina
Carolina Grande (2)	Myrtle Beach, South Carolina
Harbour Lights (2)	Myrtle Beach, South Carolina
SeaGlass Tower (2)	Myrtle Beach, South Carolina
Shore Crest Vacation Villas I & II (2)	North Myrtle Beach, South Carolina
MountainLoft (2)	Gatlinburg, Tennessee
Laurel Crest (2)	Pigeon Forge, Tennessee
Shenandoah Crossing (2)	Gordonsville, Virginia
Bluegreen Wilderness Traveler at Shenandoah (2)	Gordonsville, Virginia
BG Patrick Henry Square (2)	Williamsburg, Virginia
Bluegreen Odyssey Dells (2)	Wisconsin Dells, Wisconsin
Christmas Mountain Village (2)	Wisconsin Dells, Wisconsin
La Cabana Beach and Racquet Club (4)	Oranjestad, Aruba

Club Associate Resorts (1)

Paradise Isle Resort	Gulf Shores, Alabama
Shoreline Towers Resort	Gulf Shores, Alabama
Cibola Vista Resort and Spa (2)(5)	Peoria, Arizona
Blue Water Resort at Cable Beach (2)(5)	Cable Beach, Nassau, Bahamas
Via Roma Beach Resort (2)	Bradenton Beach, Florida
Dolphin Beach Club (2)	Daytona Beach Shores, Florida
Fantasy Island Resort II (2)	Daytona Beach Shores, Florida
Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
Tropical Sands Resort	Fort Myers Beach, Florida
Windward Passage Resort	Fort Myers Beach, Florida
Gulfstream Manor (2)	Gulfstream, Florida
Resort Sixty-Six (2)	Holmes Beach, Florida
Outrigger Beach Club (2)	Ormond Beach, Florida
Landmark Holiday Beach Resort	Panama City Beach, Florida
Ocean Towers Beach Club	Panama City Beach, Florida
Panama City Resort & Club	Panama City Beach, Florida
Surfrider Beach Club	Sanibel Island, Florida
Petit Crest Villas at Big Canoe	Marble Hill, Georgia
Pono Kai Resort (2)	Kapaa (Kauai), Hawaii
The Breakers Resort (2)(5)	Dennis Port, Massachusetts
The Soundings Seaside Resort (2)(5)	Dennis Port, Massachusetts
Lake Condominiums at Big Sky	Big Sky, Montana
South Mountain Resort (2)(5)	Lincoln, New Hampshire
Bluegreen at Atlantic Palace (2)	Atlantic City, New Jersey
Foxrun Townhouses	Lake Lure, North Carolina
Sandcastle Village II	New Bern, North Carolina
Waterwood Townhouses	New Bern, North Carolina
Players Club	Hilton Head Island, South Carolina
Parkside Williamsburg Resort (2)(5)	Williamsburg, Virginia

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

(3)

This resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture with Big Cedar, LLC. We own a 51% interest in this joint venture and the joint venture’s results of operations, cash flows and financial position are included in our consolidated financial statements. See Note 1 to the Consolidated Financial Statements.

(4)	This resort is managed by Casa Grande Cooperative Association I, which has subcontracted with Bluegreen Resorts Management, Inc. to provide management consulting services to the resort.

(5)	This resort is a Club Associate Resort as a result of our sales of VOIs in the resort as part of our fee-based services business.

Throughout this Annual Report on Form 10-K, “estimated remaining life-of-project sales” assumes the aggregate sales of the existing, currently under construction or development, and planned VOIs or homesites, at current retail prices. “Segment operating profit (loss)” is operating profit (loss) of a business segment prior to the allocation of corporate overhead, interest income, other income and expense items, interest expense, non-controlling interests, provision for income taxes, discontinued operations, restructuring charges and goodwill impairment charges. See Note 15 to the Consolidated Financial Statements for further information and a reconciliation of segment operating profit (loss) for our business segments to consolidated income (loss) before non-controlling interests, provision (benefit) for income taxes and discontinued operations.

During 2010, we continued to expand our fee-based service business. We believe that we can leverage our expertise in sales and marketing, mortgage servicing, fee-based management services, title and construction management by offering these fee-based services to third party timeshare developers and property owners’ associations. Our fee-based services business generates positive cash flows and typically requires less capital investment than our traditional vacation ownership business.

Since our inception, we have generated approximately 353,000 VOI sales transactions, which include over 9,000 VOI sales transactions on behalf of third-party developers. Bluegreen Resorts’ estimated remaining life-of-project sales of Bluegreen-owned inventory at December 31, 2010, were approximately $2.9 billion (this includes approximately $1.0 billion which relates to fully developed inventory). For the year ended December 31, 2010, Bluegreen Resorts recognized system-wide sales and segment operating profit of $297.9 million and $15.7 million, respectively. The 2010 segment operating profit reflects a non-cash charge of $69.7 million to increase the allowance for loan losses on our VOI notes receivable generated prior to December 15, 2008 (the date we implemented Fair Isaac Corporation (“FICO®”) based credit underwriting standards).

We also offer a sampler program that allows purchasers of this product to enjoy substantially the same amenities, activities and services offered to Bluegreen Vacation Club members during a trial period, which is generally one or two years. We believe that we benefit from the sampler program as it gives us an opportunity to market our VOIs to customers when they use their trial memberships at our resorts and to recapture a portion of the costs incurred in connection with the initial marketing to prospective customers.

In addition to the sampler program described above, Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs including marketing of mini-vacations either through face-to-face contact at retail and leisure locations or through telemarketing campaigns and marketing to current owners of VOIs.

Purchasers of VOIs are required to make a down payment of at least 10% of the VOI sales price and, subject to meeting eligibility requirements, may finance the balance of the sales price over a period of up to ten years. As part of our continued efforts to improve our cash flows from operations, beginning in 2009, we began incentivizing our sales associates to encourage higher cash down payments, and as a result, we have increased both the percentage of our sales that are 100% cash and our average down payment on financed sales. Including down payments received on financed sales, 54% of our 2010 sales were paid in cash within approximately 30 days from the contract date.

Due to a significant reduction of liquidity in the receivable-backed credit markets commencing in the fourth quarter of 2008 and our continued desire to manage efficiencies in our timeshare marketing costs, we purposely and significantly reduced our sales volumes in the fourth quarter of 2008. Since that time, we have and intend to continue to adjust our sales volumes based on available liquidity in the receivable credit markets, the success of our efforts to increase the amount of cash paid at or shortly after the time that sales contracts are entered into and our ability to achieve desired levels of marketing efficiencies.

As of December 31, 2010, our VOI receivables portfolio totaled approximately $705.4 million in principal amount.

To maintain liquidity associated with our VOI receivables, we have historically had credit facilities pursuant to which we pledged or sold our consumer notes receivable. From time to time, we also engage in private placement securitization transactions and similar arrangements to pay down all or a portion of our note receivable credit facilities. During 2010, we successfully entered into new credit facilities, renewed or extended certain of our existing credit facilities, and completed two term securitization transactions. The challenging credit markets have negatively impacted our financing activities in recent years compared to historical levels. While the credit markets appear to be recovering and we entered into term securitizations and new financing facilities during 2010 as described further in Liquidity and Capital Resources, the number of banks and other finance companies in the market to provide “warehouse” lines of credit for timeshare receivables have decreased in recent years as several firms have left the space. We continue to actively pursue additional credit facility capacity, capital markets transactions and alternative financing solutions, and we hope that our business model and financial profile will position us to maintain our existing credit relationships as well as attract new sources of capital.

Bluegreen Communities

Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites. The majority of homesites are sold directly to retail customers who seek to build a home generally in the future (in some cases on properties featuring a golf course and other related amenities). Bluegreen Communities has historically sought to acquire and develop land near major metropolitan centers, but outside the perimeter of intense subdivision development, and in popular retirement areas.

Our Bluegreen Communities business has been, and continues to be, adversely impacted by the deterioration in the real estate market. Beginning in the fourth quarter of 2008 and in response to the challenging economic environment, we focused our efforts on selling homesites in completed sections of our communities and as a result, significantly reduced our overall spending on development activities. We have also significantly reduced prices on certain of our homesites in an attempt to increase sales activity. The carrying value of Bluegreen Communities inventory was $82.2 million as of December 31, 2010. For the year ended December 31, 2010, Bluegreen Communities recognized sales of $11.8 million and generated a segment operating loss of $67.1 million. The operating loss reflects non-cash impairment charges of $54.6 million associated with the write-down of the inventory balances of certain phases of its projects.

As of December 31, 2010, Bluegreen Communities was actively engaged in marketing and selling homesites directly to retail consumers in communities primarily located in Texas, Georgia, and North Carolina. Our marketing of communities focuses on internet advertising, consumer and broker outreach programs and billboards.

We also currently own and operate two daily fee golf courses which we believe increase the marketability of adjacent homesites and communities.

On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. There can be no assurance, however, regarding the timing or whether we will elect to pursue any of the strategic alternatives we may consider, or that any such alternatives, if pursued and ultimately consummated, will result in improvements to our financial condition and operating results or otherwise achieve the benefits we expect to realize from the transaction.

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

Vacation ownership interests were first introduced in Europe in the mid 1960’s. Historically, the vacation ownership industry was highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. We believe that one of the most significant factors contributing to the historic growth of the vacation ownership industry was the entry into the market of some of the world’s major lodging, hospitality and entertainment companies, such as Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc., and Wyndham Worldwide Corporation. Although vacation ownership operations currently comprise only a portion of these companies’ overall operations, we believe that their involvement in the vacation ownership industry has enhanced the industry’s image with the general public.

Our Bluegreen Vacation Club resorts are primarily “drive-to” resort destinations. We believe that most of our VOI owners live within a 300 mile drive of at least one of our resorts. We believe that, in general, Americans desire to take family vacations and that the Bluegreen Vacation Club is positioned to benefit from consumer demand for family vacations. However, economic conditions may have an adverse effect on the demand for vacations and our operations.

The Consumer. According to information compiled by various sources, we believe our typical customer to be married and between 45-55 years of age, with a household median income of approximately $80,000.

VOI Ownership. The purchase of a fixed-week VOI typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as a tenant-in-common with other buyers of interests in the property. We believe this traditional vacation ownership product lacks the flexibility provided to owners of a points-based vacation ownership product, and hence, since January 2004, we have only sold points-based VOIs.

Under a points system, such as the Bluegreen Vacation Club, the members purchase a real estate interest in a specific VOI resort, which is held in trust on the member’s behalf and provides the member with an annual or biennial allotment of points that can be redeemed for occupancy rights at participating resorts. We believe that compared to other vacation ownership arrangements, the points system offers members greater flexibility in planning their vacations. Members can stay for varying lengths of time on vacations for as little as two nights or as many nights as their points will allow on any one vacation. The number of points required for a stay at a resort varies depending on a variety of factors including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations according to their schedules, space needs, available inventory, and available points. Members’ unused points are typically automatically saved for one year beyond the year they were allotted, subject to certain usage restrictions. Members also may “borrow” points from the next year’s allotment, subject to certain restrictions and pre-payment of the owner’s maintenance fees.

The owners of VOIs manage the property through a nonprofit property owners’ association that is governed by a board of directors or trustees, consisting of representatives of the developer (so long as the developer owns VOIs in the resort or as otherwise provided by law) and owners of VOIs at the resort. The board of directors hires a management company to which it delegates many of the rights and responsibilities of the property owners’ association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance.

Each VOI owner is required to pay a share of all of the costs of maintaining all of the properties in the Bluegreen Vacation Club system. These charges generally consist of an annual maintenance fee plus applicable real estate taxes and special assessments, which are assessed on an as-needed basis. If the VOI owner does not pay such charges, such owner’s use rights in the Bluegreen Vacation Club may be suspended and the homeowners’ association may foreclose on the owner’s VOI, subject to the lender’s first mortgage lien on the VOI, if any.

Participation in Independent VOI Exchange Networks. We believe that our VOIs are made more attractive by our affiliation with an international VOI exchange network such as RCI. All of our VOI resorts are currently affiliated with RCI, and most of our Club Resorts have been awarded RCI’s highest designation (Gold Crown). A VOI owner’s participation in the RCI exchange network allows an owner to exchange their annual VOI for occupancy at over 4,000 participating resorts, based upon availability and the payment of a variable exchange fee. RCI’s participating resorts are located throughout the world in over 100 countries. In 2010, approximately 6% of our owners utilized the RCI exchange network for an exchange of two or more nights. Additionally, certain Bluegreen Vacation Club members may use their points for a variety of hotel stays, RV site stays within the Coast to Coast network, or various cruise vacations.

We have a joint venture with Shell called Select Connections™. This venture currently gives Bluegreen Vacation Club members who acquired or upgraded their VOIs on or after November 1, 2007 access to 21 Shell resorts. The Select Connections™ joint venture also provides members of Shell access to Bluegreen Vacation Club resorts.

No assurance can be given that our resorts will continue to participate in the RCI or Select Connections™ exchange networks, or that our customers will continue to be satisfied with these networks. Our failure or the failure of any of our resorts to participate in qualified exchange networks or the failure of such networks to operate effectively could have a material adverse effect on us.

Fee-Based Services. Beginning in 2009, we have focused our efforts on expanding our fee-based service business. We believe that we can leverage our expertise in sales and marketing, mortgage servicing, fee-based management services, title and construction management by offering fee-based services to third-party timeshare developers and property owners’ associations. Our fee-based services business typically generates positive cash flows and requires less capital investment than our traditional vacation ownership business. Our goal is for fee-based services to become an increasing portion of our resorts business over time.

Starting in July of 2009, we began offering fee-based marketing and sales services to third-party developers by selling VOIs in their resorts as Bluegreen Vacation Club interests through our distribution network of sales offices. We seek to structure our fee for these services to cover our selling and marketing costs, plus a profit. Funds generated from the sales of the third-party VOIs are processed through our title company, which is a wholly-owned subsidiary that earns title fees in connection with the closing of the VOI transactions. Because the completed VOI was built by a third-party, we are not at risk for the development financing of these projects and we have little to no capital requirements.

Additionally, in exchange for fees, we provide management services to the Bluegreen Vacation Club and to certain property owners’ associations of the Club Resorts and Club Associate Resorts. In connection with the management services provided to the Bluegreen Vacation Club, we manage the club reservation system, provide owner services as well as billing and collections services. In connection with our management of property owners’ associations, we provide day-to-day-management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of December 31, 2010, we provided management services to 41 timeshare resort properties and 2 hotels.

We also generate fee-based income by providing, for additional fees, construction consulting services (where we manage the future development of VOI inventory for third parties), and mortgage servicing of the VOI notes originated from the sales of third-party VOIs.

Bluegreen Communities

Bluegreen Communities operates within a specialized niche of the real estate market that focuses on the sale of residential homesites to retail customers who typically intend to build a custom home at some point in the future. Our competitors in this market are generally individual landowners who are selling specific parcels of property for development by others and small developers who focus primarily on projects in their region.

Unlike commercial homebuilders who focus on vertical development, such as the construction of single and multi-family housing structures, Bluegreen Communities focuses primarily on horizontal development activities, such as grading, roads and utilities. As a result, the projects undertaken are less capital intensive than those generally undertaken by commercial homebuilders.

Bluegreen Communities also historically developed daily-fee golf courses and related amenities as the centerpieces of certain residential land communities. As of December 31, 2010, we were marketing homesites in five communities that included golf courses; two of these golf courses were owned and operated by us as of December 31, 2010. There are additional costs associated with the maintenance and management of golf courses and such operations historically have operated at a loss.

Company Products and Services

Bluegreen Vacation Club members may use their points to stay in any of the Club Resorts or Club Associate resorts. We consider a resort to be a Club Resort if we acquired or developed a significant number of VOIs in the respective resort, even if substantially all of the VOIs in the property have been sold to consumers.

A Club Associate Resort is a resort developed by a third-party, in which Bluegreen may have acquired timeshare interests for resale or in which Bluegreen has sold VOIs on behalf of a third-party in connection with our fee-based services sales and marketing business. Only a portion of each Club Associate Resort’s total timeshare interests are included in the Bluegreen Vacation Club and are available for use by the members.

Units at most of the Bluegreen Vacation Club properties have amenities which typically include a full kitchen, two televisions, a DVD and a CD player, fireplaces, and video game systems. Many properties offer guests a clubhouse (with an indoor or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. We manage all of the Club Resorts, either directly or through a subcontract, and we manage certain of the Club Associate Resorts. Bluegreen Vacation Club members also have access to the RCI exchange network and, with respect to those members who acquired or upgraded their VOIs on or after November 1, 2007, Shell resorts through Select Connections™.

Club Resorts

Florida

Daytona SeaBreeze — Daytona Beach Shores, Florida. This 80-unit resort is located on the “World’s Most Famous Beach.” Amenities include private ocean-front balconies, a heated outdoor swimming pool, a children’s pool, a hot tub, a fitness center, a barbeque grill area and a game room. The resort is located on a barrier island and is located near the world-famous Daytona International Speedway and DAYTONA USA®.

The Hammocks at Marathon — Marathon, Florida. The Hammocks at Marathon is located in the Florida Keys within easy reach of both Miami and Key West, Florida. This 58-unit beachfront resort offers such amenities as a pool, boat slips, an outside tiki bar and a variety of water sport recreational vehicle rentals.

The Fountains — Orlando, Florida. This 54-acre resort is located on Lake Eve and is minutes away from Central Florida’s family attractions, including Walt Disney World®, SeaWorld® and Universal Studios Florida®. Amenities include a clubhouse with a heated indoor/outdoor swimming pool, a pool bar, a massage room, steam and sauna rooms, a family activity room, a tennis court, a basketball court, and a resort style pool facility, as well as an on-site Domino’s Pizza® and a Benihana restaurant.

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

Louisiana

Bluegreen Club La Pension — New Orleans, Louisiana. This 64-unit resort is located in the French Quarter, just a few blocks from the Mississippi River. Many of the units feature balconies overlooking the French Quarter. The rooftop offers two sundecks with hot tubs (separately owned and operated) and views of the French Quarter, river, and city.

Michigan

Mountain Run at Boyne — Boyne Falls, Michigan. Boyne Mountain is known for skiing, snowboarding and tubing on more than 50 runs with convenient lift and trail systems. In the summer, Boyne Mountain offers golf (separately owned and operated; separate fee required) on nearby world-class courses designed by some of the game’s masters, including Robert Trent Jones, Arthur Hills, Donald Ross and others. Mountain Run has 104 units. Amenities for winter and summer use are separately owned and operated.

Missouri

The Falls Village — Branson, Missouri. The Falls Village is located near the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars. Most resort guests come from areas within an eight to ten hour drive of Branson.

Bluegreen Wilderness Club at Big Cedar — Ridgedale, Missouri. The Bluegreen Wilderness Club at Big Cedar is a wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. This vacation ownership resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture between Big Cedar, LLC and us, in which we own a 51% interest. The resort is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two-bedroom cabins or one- and two-bedroom lodge villas enjoy fireplaces, private balconies, full kitchens and Internet access. Amenities include, or are expected to include, indoor and outdoor swimming pools and hot tubs, a lazy river, hiking trails, a campfire area, a beach and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including a marina, horseback riding, tennis courts and a spa.

Bluegreen Wilderness Club at Long Creek Ranch — Ridgedale, Missouri. The Bluegreen Wilderness Club at Long Creek currently features 29 patio homes that overlook Table Rock Lake. These two- level, five bedroom homes feature two master bedrooms, whirlpool bath, walk-in closet, a media room, billiards table and gourmet kitchen, covered porch, and a 2-car garage.

Nevada

BG Club 36 — Las Vegas, Nevada. This 478 unit resort is located just off the Las Vegas Strip and features amenities including an indoor pool, outdoor sundeck, poolside bar, fitness center, and two on-site restaurants. BG Club 36 features both one- and two-bedroom villas with Parisian Art Deco décor.

Pennsylvania

The Suites at Hershey — Hershey, Pennsylvania. This 79 unit resort is located near HersheyPark® and Hershey’s® Chocolate World. Amenities include an outdoor swimming pool, a hot tub, a playground, a picnic area with barbeque grills, a game room, a fitness center and indoor basketball courts.

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

Carolina Grande — Myrtle Beach, South Carolina. This 118 unit, 20-story tower is located across the street from the beach. An arrangement with The Carolinian Beach Resort offers guests an accessible breezeway directly to the beach and other amenities, including indoor and outdoor swimming pools, hot tubs, full kitchens, washers and dryers, and views of the ocean and city from each room. The resort is located near NASCAR® SpeedPark, Broadway at the BeachSM (a 350-acre complex featuring approximately 100 specialty shops, 20 restaurants, 15 attractions and 10 nightclubs), Myrtle Waves Water Park, Carolina Opry, Dixie Stampede and the Convention Center.

Harbour Lights— Myrtle Beach, South Carolina. Harbour Lights is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf courses and restaurants. The resort’s activities center overlooks the Intracoastal Waterway.

SeaGlass Tower — Myrtle Beach, South Carolina. The SeaGlass Tower is a 19-story, 144 unit mirrored tower located directly on the beach in Myrtle Beach. Amenities include balconies, fully equipped kitchens, whirlpool baths and other amenities, including an indoor and two outdoor swimming pools, a hot tub, and two saunas. SeaGlass Tower is located near Broadway at the BeachSM, Myrtle Beach Convention Center, and the Myrtle Beach International Airport.

Shore Crest Vacation Villas I & II — North Myrtle Beach, South Carolina. Shore Crest Vacation Villas, consisting of two multi-storied towers and 240 units, is located on the beach in the Windy Hill section of North Myrtle Beach, a mile from the Barefoot Landing, which features numerous restaurants, theaters, shops and outlet stores.

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

Virginia

Shenandoah Crossing — Gordonsville, Virginia. Shenandoah Crossing, which currently includes 262 units, features an 18-hole golf course (which is owned and operated by an unaffiliated third-party), indoor and outdoor swimming pools, tennis courts, horseback riding trails and a lake for fishing and boating.

Bluegreen Wilderness Traveler at Shenandoah — Gordonsville, Virginia. This property is currently under development and is located adjacent to our existing resort, Shenandoah Crossing. When completed, we believe that Wilderness Traveler at Shenandoah will provide Bluegreen Vacation Club members with a high quality vacation experience in the “great outdoors”. Accommodations are expected to consist of cabins, luxury campsites for recreational vehicles and fully furnished climate-controlled platform tents, as well as outdoor-themed amenities and programs.

BG Patrick Henry Square – Williamsburg, Virginia. This 72 unit resort is located only ½ a block from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchen and colonial-inspired décor. Nearby attractions include Busch Gardens® Williamsburg, and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

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

Aruba

La Cabana Beach & Racquet Club— Oranjestad, Aruba. La Cabana Beach & Racquet Club is a 449-suite oceanfront resort that offers one-, two-, and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include racquetball, squash, two swimming pools and private beach cabanas, none of which are owned or managed by us.

The following table describes the relative size, and stage of development of, as well as the amount and the estimated sales value of our remaining unsold inventory at each of our Club Resorts. Although all inventory is sold as VOIs, we disclose the size and inventory information in terms of number of vacation homes for ease of comparability between our resorts and those of other companies in our industry. “Vacation homes” are individual lodging units (e.g., condominium-style apartments, town homes, cabins, luxury campsites, etc.).

Resort	Daytona SeaBreeze	The Hammocks at Marathon	The Fountains	Orlando’s Sunshine Resort	Casa del Mar Beach Resort

Location	Daytona Beach Shores, FL	Marathon, FL	Orlando, FL	Orlando, FL	Ormond Beach, FL

	2005	2003	2003	1997	2003
Year acquired (1)
Number of vacation homes completed	80	58	571	90	43
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	175	—	—
Total current and future vacation homes	80	58	746	90	43
Percentage of total current and future vacation homes sold (3)	82%	80%	63%	85%	82%
Estimated remaining life-of-project sales (in millions) (4)	$8.5	$15.0	$406.2	$14.4	$5.7

Resort	Grande Villas at World Golf Village	Solara Surfside Resort	Mountain Run at Boyne	The Falls Village	Bluegreen Wilderness Club at Big Cedar

Location	St. Augustine, FL	Surfside, FL	Boyne Falls, MI	Branson, MO	Ridgedale, MO

	2003	2001	2002	1997	2000
Year acquired (1)
Number of vacation homes completed	152	58	104	164	312
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	—	111	12
Total current and future vacation homes	152	58	104	275	324
Percentage of total current and future vacation homes sold (3)	91%	66%	73%	51%	79%
Estimated remaining life-of-project sales (in millions) (4)	$14.2	$10.3	$17.5	$84.5	$43.8

Resort	Long Creek Ranch at Big Cedar	La Cabana Beach and Raquet Club	BG Club 36	The Suites at Hershey	The Lodge Alley Inn

Location	Ridgedale, MO	Oranjestad, Aruba	Las Vegas, NV	Hershey, PA	Charleston, SC

	2007	1997	2006	2004	1998
Year acquired (1)
Number of vacation homes completed	29	449	478	79	90
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	160	—	—	—	—
Total current and future vacation homes	189	449	478	79	90
Percentage of total current and future vacation homes sold (3)	13%	96%	34%	77%	95%
Estimated remaining life-of-project sales (in millions) (4)	$382.6	$12.1	$313.2	$15.7	$3.5

Resort	Carolina Grande	Harbour Lights	Seaglass Tower	Shore Crest Vacation Villas	Mountain Loft

Location	Myrtle Beach, SC	Myrtle Beach, SC	Myrtle Beach, SC	Myrtle Beach, SC	Gatlinburg, TN

	2005	1997	2005	1996	1994
Year acquired (1)
Number of vacation homes completed	118	240	144	240	284
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	78	—	—	190
Total current and future vacation homes	118	318	144	240	474
Percentage of total current and future vacation homes sold (3)	95%	70%	83%	92%	51%
Estimated remaining life-of-project sales (in millions) (4)	$5.2	$67.2	$16.0	$15.7	$218.3

Resort	Laurel Crest	Shenandoah Crossing	Bluegreen Wilderness Traveler at Shenandoah	BG Patrick Henry Square	Club La Pension

Location	Pigeon Forge, TN	Gordonsville, VA	Gordonsville, VA	Williamsburg, VA	New Orleans, LA

	1995	1997	2007	2006	2008
Year acquired (1)
Number of vacation homes completed	152	262	122	72	64
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	50	—	86	400	—
Total current and future vacation homes	202	262	208	472	64
Percentage of total current and future vacation homes sold (3)	61%	95%	38%	5%	69%
Estimated remaining life-of-project sales (in millions) (4)	$74.2	$10.7	$110.0	$617.9	$17.1

Resort	Christmas Mountain Village	Bluegreen Odyssey Dells

Location	Wisconsin Dells, WI	Wisconsin Dells, WI

	1997	2006
Year acquired (1)
Number of vacation homes completed	309	86
Number of vacation homes under construction	—	—
Number of future vacation homes (2)	—	76
Total current and future vacation homes	309	162
Percentage of total current and future vacation homes sold (3)	96%	25%
Estimated remaining life-of-project sales (in millions) (4)	$15.4	$171.9

(1)	Year that we first acquired the land to develop the resort or the year we first acquired existing VOIs at the resort, as applicable.

(2)

Number of vacation homes that can be developed at the resort in the future. We cannot provide any assurance that we will have the resources, or will otherwise decide, to commence or complete the development of any future vacation homes or that the resulting VOIs will be sold at favorable prices.

(3)

Represents the portion of each resort that has been sold as of December 31, 2010, including sales made by prior owners of the resorts, if applicable. The unsold portion includes vacation homes that are either completed, under construction or subject to future development and may include VOIs that were sold and then reacquired through equity trade, receivable default or otherwise.

(4)

Estimated remaining life-of-project sales as of December 31, 2010, including both built and potential future units. This table excludes VOI inventory that we own at several Club Associate Resorts and projected VOIs at projects not yet started.

Club Associate Resorts

Below is a description of each of the Club Associate Resorts:

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

Florida

Dolphin Beach Club – Daytona Beach, Florida. The Dolphin Beach Club is located in Daytona Beach overlooking the beach and the Atlantic Ocean. This 50-unit resort features contemporary white furnishings, a tropical décor, private beachfront balconies and a heated outdoor swimming pool. Guests can enjoy numerous nearby golf courses or visit Daytona International Speedway.

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

Club Associate Resorts Related to our Fee-Based Service Business

The following are Club Associate Resorts, where in connection with our fee-based service sales and marketing business, we sell third-party developers’ VOIs as Bluegreen Vacation Club interests:

Arizona

Cibola Vista Resort and Spa – Peoria, Arizona. Located between Lake Pleasant and Phoenix, this 208 unit resort offers two outdoor pools and water slides, workout facilities, studios, one- and two- bedroom suites with kitchens, fireplaces, and Western decor.

Bahamas

Blue Water Resort at Cable Beach – Cable Beach, Nassau, Bahamas. This 35 unit oceanfront resort, located on the white sands of Cable Beach in the Nassau suburbs, offers two-bedroom suites and an outdoor pool.

New Hampshire

South Mountain Resort – Lincoln, New Hampshire. This 69 unit resort features year-round activities and offers many on-site amenities, and is a short drive to three separate ski mountains, hiking and biking trails, and many shops and restaurants.

Virginia

Parkside Williamsburg Resort – Williamsburg, Virginia. This 35 unit resort is located only blocks away from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchens and colonial-inspired décor. Nearby attractions include Busch Gardens® Williamsburg and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

Massachusetts

The Breakers Resort – Dennis Port, Massachusetts. This 52 unit resort is located on the beautiful sandy beaches of Nantucket Sound in Cape Cod. This resort offers studio, one- and two-bedroom units and an outdoor heated pool.

The Soundings Seaside Resort – Dennis Port, Massachusetts. This 89 unit resort is centrally located on Nantucket Sound in Cape Cod. This resort has studio, one- and two-bedroom units as well as hotel efficiencies. Many of the rooms offer unobstructed views of the Nantucket Sound. The property offers a variety of amenities from the oceanfront outdoor pool and heated indoor pool to an outdoor putting green and a private stretch of beach.

Future Resorts

We believe that we currently have adequate timeshare inventory to satisfy our projected sales of VOIs for 2011 and a number of years thereafter. Accordingly, except in limited instances, such as VOI resorts to be developed through our Bluegreen/Big Cedar Joint Venture, we currently do not plan to acquire or significantly develop additional resort properties in the near term. In October 2010, the Bluegreen/Big Cedar Joint Venture, in two separate transactions, acquired Paradise Point Resort and a 109-acre development parcel, both of which are located in close proximity to the existing Wilderness Club at Big Cedar in Ridgedale, Missouri. The properties were acquired for a total of $18.2 million with the intent to expand the amount of completed VOI inventory available for sale by the Bluegreen/Big Cedar Joint Venture as well as to develop and sell new VOI inventory in the future. Further, we anticipate that we will continue to add additional Club Associate Resorts to the Bluegreen Vacation Club through our fee-based services business.

Bluegreen Communities

Described below are the communities that had the most significant amounts of remaining inventory being marketed by Bluegreen Communities as of December 31, 2010. Improvements made by us to the homesites at these communities generally include homesite clearing, roads, water and sewer utilities, and in some cases, electric, telephone and cable television utilities.

North Carolina

Chapel Ridge— Chatham County, North Carolina. This golf community is situated on over 1,000 acres of land centrally located between Chapel Hill/Durham, Cary/Apex, Sanford/Siler City and the Triad areas in Chatham County, North Carolina. Amenities at this community include an 18-hole Fred Couples Signature Golf Course, a clubhouse and conservation areas. The golf course and clubhouse have been sold to a third-party who, we believe, intends to continue to operate it on a daily-fee basis. We began selling homesites at Chapel Ridge in 2004.

Texas

Lake Ridge at Joe Pool Lake— Cedar Hill, Texas. This community is situated on over 3,000 acres located approximately 19 miles outside of Dallas, Texas and 30 miles outside of Fort Worth, Texas. The property is located at Joe Pool Lake and is atop the highest elevation within 100 miles. The lake, which is a public recreation area, has in excess of 7,500 acres of water for boating, fishing, windsurfing and other water activities. Adjacent amenities, not owned by us, include a 154-acre park with baseball, football and soccer fields, camping areas and an 18-hole golf course. The existing acreage is expected to yield approximately 2,600 homesites, with most homesites ranging in size from 1/4 to five acres. We began selling homesites at Lake Ridge at Joe Pool Lake in 1994.

King Oaks— College Station, Texas. This community is located on an approximately 1,000-acre parcel in College Station, Texas, located northwest of Houston. The property may be developed into a community with 442 homesites. We began selling homesites at King Oaks in 2006.

The Bridges at Preston Crossings— Grayson County, Texas. This planned golf community is located on approximately1,600 acres in Grayson County, Texas, located just outside of Dallas. Amenities at this golf community include an 18-hole Fred Couples Signature Golf Course, a clubhouse and conservation areas. The golf course and clubhouse are owned by us and are operated on a daily-fee basis. We began selling homesites at The Bridges at Preston Crossings in 2006.

Havenwood at Hunter’s Crossing— New Braunfels, Texas. This gated community, on approximately 1,300 acres in Comal County, Texas with convenient access to Austin and San Antonio, Texas, offers premium hilltop homesites on one to three acres of land. Havenwood at Hunter’s Crossing features dense oaks and stunning views of the surrounding Hill Country. We began selling homesites at Havenwood at Hunter’s Crossing in 2006.

Vintage Oaks at the Vineyard— New Braunfels, Texas. This community is located on a 3,300-acre parcel in New Braunfels, Texas, just outside San Antonio. Amenities at this community are expected to include walking trails, a large pool complex and a park. We began selling homesites at Vintage Oaks in 2006.

Georgia

Sanctuary Cove at St. Andrew’s Sound— Waverly, Georgia. This golf community is situated on approximately 600 acres of land near St. Simons Island in Brunswick County, Georgia. Amenities at this community include an 18-hole Fred Couples Signature Golf Course designed by Love Golf Design, a clubhouse and swimming and tennis facilities. The golf course and clubhouse is owned by us and operated on a daily-fee basis. Sanctuary Cove adjoins approximately 1,000 acres of preserved saltwater marshes and coastal wetlands. We began selling homesites at Sanctuary Cove in 2003. The Estates, an expansion of Sanctuary Cove is located on approximately 400 acres of land in close proximity to Sanctuary Cove. We began selling homesites at The Estates in 2007.

The following table provides additional information about the significant Bluegreen Communities projects described above, excluding bulk parcels:

Community	Chapel Ridge	Lake Ridge at Joe Pool Lake	King Oaks	The Bridges at Preston Crossings

Location	Chatham County, NC	Cedar Hill, TX	College Station, TX	Grayson County, TX

	2004	1994	2006	2006
Year acquired (1)
Total acreage	1,040	3,166	953	1,580
Number of homesites anticipated (2)	780	2,586	442	2,077
Percentage of anticipated homesites sold (3)	88%	92%	40%	7%
Remaining inventory, at carrying value (in millions) (4)	$3.4	$8.8	$6.3	$15.2

Community	Sanctuary Cove at St. Andrews Sound	Havenwood at Hunter’s Crossing	Vintage Oaks at the Vineyard

Location	Waverly, GA	New Braunfels, TX	New Braunfels, TX

	2003	2005	2006
Year acquired (1)
Total acreage	881	1,263	3,300
Number of homesites anticipated (2)	1,025	681	2,061
Percentage of anticipated homesites sold (3)	72%	85%	27%
Remaining inventory, at carrying value (in millions) (4)	$9.9	$3.2	$27.9

(1)	Year that we first acquired the land to commence development of each community. Certain communities were acquired in phases.

(2)

Number of homesites anticipated within each community. We cannot provide any assurance that we will have the resources, or will decide, to develop such homesites at each community, that required platting and other approvals will be obtained to develop such homesites or that, if developed, such homesites will be sold at favorable prices.

(3)	Represents the percentage of anticipated homesites sold through December 31, 2010.

(4)

Reflects net inventory carrying value, excluding future estimated development expenditures necessary to complete the communities. This table excludes certain Bluegreen Communities properties and bulk parcels with an aggregate current carrying value of $7.5 million.

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

Acquisition of Additional Bluegreen Resorts and Bluegreen Communities Inventory

As a result of our current and anticipated reduced sales levels, we believe that we have adequate timeshare and residential homesite inventory to satisfy our 2011 projected sales of real estate, as well as a number of years thereafter. Accordingly, except for development of certain properties such as VOI properties owned by the Bluegreen/Big Cedar Joint Venture, we currently do not plan to acquire or significantly develop additional resorts or communities properties in the near term.

Marketing and Sale of Inventory

Bluegreen Resorts

Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs, including selling discount mini-vacations either face-to-face to consumers we meet in connection with various marketing alliances or through telemarketing methods (see further discussion of our marketing alliances below), acquiring the right to market to prospective purchasers from third-party vendors, and referrals of prospective purchasers from existing VOI owners. Bluegreen Resorts sometimes provides hotel accommodations or accommodations in one of our resorts to prospective purchasers at reduced rates in exchange for their touring one of our resorts.

In addition to attracting new customers, we seek to sell VOIs to both the buyers of our sampler program upon their stays at our resorts and to our existing VOI owners (“owner sales”). Owner sales generally have lower marketing costs and typically result in relatively higher operating margins than sales generated through other marketing channels. During 2010, owner sales accounted for 58% of our system-wide sales.

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

One of our wholly-owned subsidiaries and Big Cedar, LLC (“Big Cedar”), an affiliate of Bass Pro, Inc. (“Bass Pro”), formed a limited liability company joint venture (the “Joint Venture”). Our subsidiary owns 51% of the Joint Venture and Big Cedar owns 49%. The Joint Venture develops, markets and sells VOIs at the Bluegreen Wilderness Club at Big Cedar, a wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. The Joint Venture also develops, markets, and sells timeshare interests at the Cliff’s at Long Creek Ranch. It is expected that in 2011, the Joint Venture will begin developing, marketing and selling timeshare interests in its newest resort, Paradise Point Resort, also located in close proximity to the Big Cedar Resort. The Joint Venture pays Big Cedar a fee upon the sales of certain timeshare interests for promotional, marketing, and advertising services.

We have an exclusive, marketing agreement with Bass Pro, which was recently extended through January of 2025. Bass Pro is a privately-held retailer of fishing, marine, hunting, camping and sports gear. Pursuant to the agreement, we have the right to market VOIs at each of Bass Pro’s retail locations (we were in 51 of Bass Pro’s stores as of December 31, 2010), in Bass Pro’s catalogs and on its web site. We also have access to Bass Pro’s customer lists. In exchange, we compensate Bass Pro based on the overall success of these marketing activities. The amount of compensation is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. No compensation is paid to Bass Pro on sales made by the Joint Venture of VOIs owned by the Joint Venture. In accordance with the agreement, we make an annual prepayment to Big Cedar on or before January 1 of each year. The prepayment is an advance payment for anticipated commissions equal to 100% of the amount of commissions estimated to be generated during the upcoming year, as determined by us and Big Cedar, not to exceed $5,000,000. No additional commissions are paid to Big Cedar during any year, until the annual prepayment for that year has been fully earned. In 2008, 2009, and 2010, we incurred Bass Pro-related marketing expenses of approximately $6.1 million, $4.5 million, and $5.7 million, respectively.

Our sales offices are located adjacent to certain of our resorts and are staffed with sales representatives and sales managers, all of whom are our employees. We sponsor ongoing training for our personnel. During the year ended December 31, 2010, total selling and marketing expense for Bluegreen Resorts was $139.8 million, or 51% of the division’s system-wide sales, net of $274.3 million (including sales of VOIs on behalf of third parties).

It is our policy to require our sales staff to provide each VOI customer with a written disclosure statement regarding the VOI to be sold prior to the time the customer signs a purchase agreement. The purpose of this disclosure statement is to provide relevant information regarding VOI ownership at the resort and membership in the Bluegreen Vacation Club. Pursuant to our policies, the statement must be signed by every purchaser. After deciding to purchase a VOI, a purchaser enters into a purchase agreement and is required to pay us a deposit of at least 10% of the purchase price. See the Notes to Consolidated Financial Statements for a discussion of the impact of timeshare accounting rules on the calculations of the amount of the down payment for purposes of U.S. generally accepted accounting principles. Purchasers are entitled to cancel purchase agreements within required legal rescission periods after execution in accordance with statutory requirements. Substantially all VOI purchasers visit one of our sales offices prior to or at the time of purchasing.

Bluegreen Communities

We establish selling prices for individual homesites after considering such factors as regional economic conditions, consumer demand, quality as a building site, scenic views, road frontage, golf course views (if applicable) and natural features such as lakes, mountains, streams, ponds and wooded areas. We also consider recent sales of comparable homesites in the area. Once selling prices are established and registration requirements are fulfilled, we will generally commence our marketing efforts.

During 2009 and 2010, in light of our results and the prevailing real estate market conditions, we continued to modify our marketing strategy to determine the most efficient and effective mix of internet advertising, consumer and broker outreach programs and billboards. Periodically, Bluegreen Communities also conducts limited direct mail campaigns to market communities through the use of brochures describing available homesites. We believe that the knowledge and experience of our sales personnel is critical and we conduct training programs, periodic sales meetings and site visits by our executive officers. The sales staff is evaluated against performance standards established by our executive officers. Substantially all of a sales representative’s compensation is commission-based.

Our sales staff is required by law to provide each prospective homesite purchaser with a written disclosure statement regarding the property to be sold prior to the time such purchaser signs a purchase agreement. This information statement, which is in the form of a U.S. Department of Housing and Urban Development (“HUD”) lot information statement, states relevant information with respect to, and risks associated with, the property, a receipt for which must be signed by each purchaser.

After deciding to purchase a homesite, a purchaser enters into a purchase agreement and is required to make a deposit of at least 10% of the purchase price. Purchasers are entitled to cancel purchase agreements within specified legal rescission periods after execution in accordance with statutory requirements. The closing of a homesite sale usually occurs two to eight weeks after receipt of the deposit. Upon closing of a homesite sale, we typically deliver a warranty deed. Title insurance is available at the purchaser’s expense.

Customer Financing

General

We offer financing of up to 90% of the purchase price of our VOIs to our VOI customers who meet certain FICO® score-based underwriting standards. The typical financing extended by us on a VOI during the year ended December 31, 2010, provided for a term of 10 years and a fixed interest rate. However, we also encourage purchasers to finance their purchase with a loan with a term of 5 or 7 years by offering a lower interest rate. In connection with our VOI sales, we deliver the property deed to the trustee of the Bluegreen Vacation Club on behalf of the purchaser and secure repayment of the purchaser’s obligation by obtaining a mortgage on the purchaser’s real estate-based VOI.

As part of our continued efforts to improve our cash flows from operations, we have realized higher down payments and a higher percentage of cash sales with our VOI customers compared to prior years, and, including down payments received on financed sales, 54% of our 2010 sales were received in cash within approximately 30 days from the date of contract (see Liquidity and Capital Resources below for more details). During 2010, the aggregate financing provided to Bluegreen Communities’ customers on homesite sales was limited to $3.0 million, due to, among other things, the availability of bank financing. Should bank financing of homesite purchases become less available to our consumers, we anticipate that we may need to provide financing to a greater percentage of Bluegreen Communities’ customers in order to consummate sales. This could have an adverse effect on our cash flows.

See Industry Overview – The Consumer for more information about the demographic profile of our typical customer. See Sales of Receivables/Pledging of Receivables, below, for information regarding our receivable financing activities.

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

Effective December 15, 2008, we implemented a FICO® score-based credit underwriting program. Following implementation, we no longer provided financing to customers with FICO® scores below 500 and new customers with FICO® scores between 500 and 599 were required to make a minimum cash down payment of 20%. Effective January 1, 2010, we further increased our credit underwriting standards and no longer provide financing to potential buyers with FICO® scores below 575. For loans with an outstanding balance as of December 31, 2010, that were originated from December 15, 2008 through December 31, 2009, FICO® scores at the point of sale reflected a weighted average of 705. Loans with an outstanding balance as of December 31, 2010 that were originated from January 1, 2010 through December 31, 2010, reflected a weighted average FICO® score at the point of sale of 722 and were as follows:

	Percentage of originated and serviced VOI receivables

FICO® Score	Loans originated December 15, 2008 - December 31, 2009	Loans originated January 1, 2010 - December 31, 2010

Below 575	5%	0%
Between 575 and 619	8%	7%
Between 620 and 700	33%	29%
Above 700	55%	63%

We encourage purchasers to make higher down payments and accept shorter loan period terms by offering lower interest rates on our financing. In addition, we encourage buyers to participate in our pre-authorized checking payment plan by charging 1% higher interest rate to those customers who choose not to participate, where allowed by applicable laws and regulations. As of December 31, 2010, approximately 86% of our serviced VOI notes receivable were on our pre-authorized payment plan.

The weighted-average interest rate on our serviced notes receivable by division was as follows:

	As of December 31,

	2009		2010

Division	Loans originated before November 1, 2008	Loans originated on or after November 1, 2008	Loans originated before November 1, 2008	Loans originated on or after November 1, 2008

Bluegreen Resorts (1)	15.04%	15.42%	15.02%	16.10%
Bluegreen Communities	9.06%	7.15%	8.70%	7.01%
Consolidated	15.00%	15.38%	14.98%	15.94%

(1) Includes loans in our one-year term, 50% down program, that carry an interest rate below 10%.

Effective November 1, 2008, we increased the interest rates charged on new loans. We believe that the weighted-average interest rate on our portfolio will increase over time, as the lower-interest rate older loans continue to amortize down.

Bluegreen Communities

At Bluegreen Communities, we also utilize loan underwriting criteria and procedures designed to reduce credit losses. The loan underwriting process undertaken by our credit department may include reviewing the applicant’s credit history and credit score, verifying employment and income as well as calculating certain debt-to-income ratios. The primary focus of our underwriting review is to determine the applicant’s ability to repay the loan in accordance with its terms.

Collection Policies

Bluegreen Resorts

Financed sales of VOIs originated by us typically utilize a note and mortgage. Collection efforts related to the timeshare loans are managed by us and are handled by a staff of experienced collectors, assisted by a mortgage collection computer system. Our collectors are incentivized through a performance-based compensation program. Technological capabilities include, but are not limited to, automated lock box and clearing house processing. The goal of our collection policy is designed to maximize cash flow and assist each customer with the management of his or her account, subject to limitations as may be imposed by lenders who hold security interests in such loans or by other note issuers who acquire such loans.

We generally make collection efforts to customers by mail and by telephone. Telephone contact generally commences when an account is as few as 10 days past due. At 30 days past due, a collection letter is sent to U.S. residents advising the customer that if the loan is not brought current, the delinquency will be reported to the credit reporting agencies. At 60 days delinquent, we send a lockout letter, return receipt requested and regular mail, to the customer advising that they cannot make any future reservations for lodging at a resort. If the delinquency continues, at 90 days past due, we stop the accrual of, and reverse previously accrued, but unpaid, interest on the note receivable and mail a “Notice of Intent to Cancel Membership,” which informs the customer that unless the delinquency is cured within 30 days, we will terminate the customer’s VOI ownership. If the customer fails to respond to the correspondence within the given timeframe, the loan will be defaulted and the customer’s VOI terminated. At approximately 120 days delinquent, we send a final letter by regular mail. In certain limited circumstances, the account may be reviewed by the collection manager to determine if additional correspondence should be sent offering repayment options. If the customer does not enter into a payment arrangement, then the customer’s VOI ownership is terminated. Thereafter, we seek to resell the VOI to a new purchaser. Historically, we have typically not sought to collect a deficiency on defaulted promissory notes.

Bluegreen Communities

Collection efforts and delinquency information concerning Bluegreen Communities’ notes receivable are managed at our corporate headquarters. Our collectors are incentivized through a performance-based compensation program.

Collection efforts by mail and telephone generally begin when an account is as few as 10 days past due, at which time we contact the customer by telephone and attempt to determine the reason for the delinquency and bring the account current. The determination of how to handle a delinquent loan is based upon many factors, including the customer’s payment history and the reason for the current inability to make timely payments. If the customer does not abide by an agreed-upon collection agreement, or if no agreement is reached, collection efforts continue until the account is either brought current or legal action is commenced. If not accelerated sooner, we typically declare the loan in default when the loan becomes 60 days delinquent. When the loan is 90 days past due, we stop the accrual of, and reverse previously accrued but unpaid, interest (unless the loan is deemed to be an in-substance foreclosure loan, in which case all accrued interest is reversed since our means of recovery is determined through the resale of the underlying collateral and not through collection on the note) and the collection manager determines any further action required to be taken, which may include obtaining a deed in lieu of foreclosure or initiating foreclosure proceedings.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses by division as of December 31, 2009 and 2010:

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2009:
Notes receivable - non-securitized	$182,191	$4,901	$187,092
Notes receivable - securitized	169,041	—	169,041

	351,232	4,901	356,133
Allowance for loan losses	(46,302)	(524)	(46,826)

Notes receivable, net	$304,930	$4,377	$309,307

Allowance as a % of gross notes receivable	13%	11%	13%

December 31, 2010:
Notes receivable - non-securitized	$171,901	$6,765	$178,666
Notes receivable - securitized	533,479	—	533,479

	705,380	6,765	712,145
Allowance for loan losses	(142,468)	(692)	(143,160)

Notes receivable, net	$562,912	$6,073	$568,985

Allowance as a % of gross notes receivable	20%	10%	20%

Under timeshare accounting rules, we estimate uncollectibles based on historical uncollectibles for similar VOI notes receivable and do not consider the value of the underlying collateral. The Company holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables. In estimating future credit losses, the Company does not use a single primary indicator of credit quality but instead evaluates its VOI notes based upon a combination of factors, including its static pool analysis, the aging of the respective receivables, current default trends and prepayment rates by origination year, and the FICO® scores of the buyers.

As a result of changes in our estimates related to the future performance of loans originated prior to our implementation of FICO® score-based credit underwriting standards in December 2008, during the year ended December 31, 2010, we recorded charges of $69.7 million. Many of those loans were previously accounted for “off-balance-sheet.” We anticipate that our FICO® score-based credit underwriting standards on new loan originations which we implemented in December 2008 and enhanced during January 2010, and higher levels of customer equity in the existing loan portfolio will have a favorable impact on the performance of the portfolio over time, although there is no assurance that this will be the case.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable, typically soon after default and at little or no cost. The reacquired VOI is then resold in the normal course of business.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the performance of our notes receivable portfolio.

Sales of Receivables/Pledging of Receivables

Our ability to sell or borrow against our VOI notes receivable has historically been a critical factor in fulfilling our liquidity requirements. The vacation ownership business generally involves making sales of a vacation product where a buyer is only required to pay a minimum of 10% to 20% of the purchase price up front, while at the same time selling, marketing and administrative expenses are primarily cash expenses. For the year ended December 31, 2010, these expenses approximated 57% of system-wide sales, net. Accordingly, having facilities for the sale or hypothecation of these vacation ownership receivables, along with periodic term securitizations transactions, has been a critical factor to our meeting our short- and long-term cash needs. See “Liquidity and Capital Resources” for further discussion.

Our vacation ownership receivables purchase facilities and term securitizations typically utilize an owner’s trust structure whereby we sell receivables to a wholly-owned, special purpose finance entity which then sells the receivables to an owner’s trust, typically without recourse to us or our subsidiaries, except for breaches of certain representations and warranties at the time of sale. We historically have not entered into any guarantees in connection with our vacation ownership receivables purchase facilities or term securitizations. However, see the description of the Legacy Securitization described elsewhere in this report, which we have guaranteed and is recourse to us. These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase and fundings under these facilities are typically subject to certain conditions precedent. Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the purchaser of our vacation ownership receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid and, if applicable, a specified overcollateralization ratio is achieved and a cash reserve account is fully funded. Our vacation ownership receivables purchase facilities typically include various conditions to purchase, covenants, trigger events and other provisions we believe to be customary for these types of transactions. We have historically acted as servicer of the vacation ownership receivables we have sold under these purchase facilities for a fee.

Prior to January 1, 2010, a portion of our revenues were comprised of gains on sales of notes receivable to the qualified special purpose entities described above. The gains on these sales were recorded on our consolidated statement of operations and the related retained interests in the notes receivable sold were recorded on our consolidated balance sheet at the time of sale. On January 1, 2010, we adopted Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (“ASC 860”): Accounting for Transfers of Financial Assets (“ASU 2009-16”) and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which required us to consolidate special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance-sheet sales treatment. See Note 2 to our Consolidated Financial Statements for a description of the impact of the initial consolidation of these entities. As of December 31, 2010, we did not have any off-balance-sheet arrangements and none of the notes receivable transactions entered into during 2010 qualified for “off-balance sheet” sales treatment under the new accounting guidance.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting such funds to the owners, lenders or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, terminating a membership in the Bluegreen Vacation Club in the event that defaults are not remedied, and performing other administrative duties.

Prior to the adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010, we recognized servicing fee income for providing mortgage servicing for notes receivable that had been sold to off-balance-sheet special purpose finance entities and for providing loan services to other third-party portfolio owners, on a cash-fee basis. Effective January 1, 2010, we ceased recognizing servicing fee income for providing mortgage servicing to our special purpose finance entities as such entities are now consolidated by us (see Note 2 to our Consolidated Financial Statements for additional information). While we still receive mortgage servicing fees for servicing our securitized notes receivable, those amounts are now accounted for as a component of interest income. Servicing fee income recorded in 2010 represented mortgage servicing fees earned on behalf of a third-party lender in connection with one of our fee-based services arrangements.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex federal, state, and local governmental regulation. We are subject to various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision, marketing and sale of real estate and VOIs and various aspects of our financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity. In addition to the laws applicable to our customer financing and other operations discussed below, we are or may be subject to the Fair Housing Act and various other federal statutes and regulations. We are also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba and Blue Water Resort in Nassau, Bahamas. In addition, there can be no assurance that in the future, VOIs will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on us. There is no assurance that the cost of complying with applicable laws and regulations will not be significant or that we will maintain compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on us. See Item 1A – Risk Factors for a description of risks with respect to regulatory compliance and Item 3 – Legal Proceedings for a description of pending regulatory actions.

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

During the year ended December 31, 2010, approximately 3% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 8% of our VOI sales during the year ended December 31, 2010, were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. We attempt to monitor the actions and compliance of these third parties but there are risks associated with their use. In recent years, state regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be mitigated to some extent by the use of “permission marketing”, whereby we obtain the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various do not call laws. We have also implemented policies and procedures which we believe will help reduce the possibility that individuals who have requested to be placed on our internal company do not call list are not contacted, but there can be no assurance that such policies and procedures will be effective in ensuring strict regulatory compliance.

To date, we have not been subject to any material fines or penalties as a result of our telemarketing operations but from time to time we have been the subject of proceedings for violation of the “do not call” laws and for violation of state laws applicable to the marketing and sale of VOIs, and there is no assurance that we will be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or that we will be able to develop alternative sources of prospective purchasers of our VOI products at acceptable costs. In addition, there is no assurance that we would not be required to address significant non-compliance issues in the future.

Competition

Bluegreen Resorts competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than we do. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts. In addition to competing for sales leads, prospects and fee-based service clients, we compete with other VOI developers for marketing, sales, and resort management personnel. Bluegreen Communities competes with builders, developers and others for the acquisition of property and with local, regional and national developers, homebuilders and others with respect to the sale of homesites. We compete with others on the basis of our reputation and the price, location and quality of the products we offer for sale.

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

Personnel

As of December 31, 2010, we had 3,825 employees, of which 355 were located at our headquarters in Boca Raton, Florida, and 3,470 were located in regional field offices throughout the United States and Aruba (the field personnel include 85 field employees supporting Bluegreen Communities and 3,385 field employees supporting Bluegreen Resorts). Five employees in New Jersey are represented by a collective bargaining unit. We believe that our relations with our employees are satisfactory.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 1, 2011:

Name	Age	Position

John M. Maloney, Jr.	49	President and Chief Executive Officer

Anthony M. Puleo	42	Senior Vice President, Chief Financial Officer and Treasurer; President, Bluegreen Treasury Services

David L. Pontius	55	Senior Vice President and Chief Strategy Officer; President, Bluegreen Management Services

David Bidgood	53	Senior Vice President; President, Bluegreen Resorts Field Sales & Marketing

Daniel C. Koscher	53	Senior Vice President; President and Chief Executive Officer of Bluegreen Communities

Susan J. Saturday	51	Senior Vice President and Chief Human Resources Officer

John M. Maloney, Jr. joined us in 2001 as Senior Vice President of Operations and Business Development for Bluegreen Resorts. In May 2002, Mr. Maloney was named Senior Vice President of the Company and President of Bluegreen Resorts. He was appointed Executive Vice President and Chief Operating Officer in November 2005 and President and Chief Executive Officer in January 2007. Prior to joining the Company, Mr. Maloney served in various positions with ClubCorp, including Senior Vice President of Sales and Marketing for the Owners Club by ClubCorp, and he held various positions with Hilton Grand Vacations Company, including the Director of Sales and Marketing for the South Florida area.

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

David L. Pontius joined us in 2007 as Senior Vice President of the Company and President of Bluegreen Resorts. Mr. Pontius was appointed President of Bluegreen Management Services in December 2008 and Chief Strategy Officer in September 2010. From 2002-2007, Mr. Pontius worked at Wyndham Vacation Ownership, Inc. and its sister company RCI Global Vacation Network (RCI). From 2006-2007, he served as Executive Vice President, Hospitality, Strategic Planning and Chief Customer Officer at Wyndham Vacation Ownership. From 2002-2006, Mr. Pontius served as President and CEO of RCI North America. From 1996-2002, Mr. Pontius served in positions of increasing responsibilities at Hilton Grand Vacations Company where he finished as Senior Vice President of Operations. From 1992-1996, Mr. Pontius served as Chief Operating Officer of Vacation Internationale, one of the pioneer companies in timesharing and points-based clubs.

David Bidgood joined us in 1997 as Vice President for Bluegreen’s Midwest Region and the Senior Vice President for the Midwest and Tennessee Region with Bluegreen’s acquisition of RDI Group. In December 2000, Mr. Bidgood was promoted to Senior Vice President, National Sales Director Bluegreen Resorts. In 2007, Mr. Bidgood was promoted to Executive Vice President of National Sales and Marketing and became an officer of the Company. In December 2008, Mr. Bidgood was appointed President of Bluegreen Resorts Field Sales & Marketing. Prior to joining Bluegreen, Mr. Bidgood held a variety of positions and has been involved in all aspects of resort development.

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

We are subject to various risks and uncertainties relating to or arising out of the nature of our business and general business, economic, financing, legal and other factors or conditions that may affect us. Moreover, we operate in a very competitive, highly regulated and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to either predict all risk factors, or assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. These risks and uncertainties include, but are not limited, to the risk factors set forth below and those identified elsewhere in this Annual Report on Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors should also refer to our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (available on our website and the SEC’s website) in future periods for information relating to risks and uncertainties with respect to us and our business.

The overall state of the economy, interest rates and the availability of financing affect our ability to market VOIs and residential homesites.

Our business has been adversely affected by unfavorable general economic and industry conditions, including high unemployment rates and job insecurity, declines in discretionary spending, housing values and availability of financing, and geopolitical conflicts. If recent recovery trends do not continue or, economic conditions deteriorate, our business and results may be adversely impacted, particularly if financing for us or for our customers is unavailable or if changes in general economic conditions adversely affect our customers’ ability to pay amounts owed under our notes receivable. Further, because our operations are conducted mainly within the vacation ownership industry, any adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, continued disruptions in the credit markets and unavailability of financing, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on our business.

We would incur substantial losses and our liquidity position could be adversely impacted if the customers we finance default on their obligations.

Prior to December 15, 2008, we did not perform credit checks on the purchasers of our VOIs in connection with our financing of their purchases. Effective December 15, 2008, we implemented a FICO® score-based credit underwriting program, and we enhanced this credit underwriting program during January 2010. While our loan portfolio originated after December 15, 2008 has experienced defaults at a lower rate than loans originated prior to that date, there is no assurance that our FICO® score-based underwriting standards will result in decreased default rates or otherwise result in the improved performance of our receivables. The conditions in the mortgage industry, including both credit sources as well as borrowers’ financial profiles, have deteriorated in recent years. As of December 31, 2010, approximately 4.8% of our vacation ownership receivables and approximately 11.5% of residential land receivables were more than 30 days past due. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, we have generally not pursued such recourse against our customers. In the case of our VOI receivables, if we are unable to collect the defaulted amount due, we traditionally have terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling and administrative costs associated with the original sale. In addition, we will need to incur such costs again in order to resell the VOI or homesite. In 2010, we recorded charges of approximately $69.7 million to increase our provision for loan losses. If default rates for our borrowers remain at current levels or increase, it may require an increase in the provision for loan losses. In addition, it may cause buyers of, or lenders whose loans are secured by, our VOI notes receivable to reduce the amount of availability under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and we may not be able to secure financing on terms acceptable to us, if at all, which would adversely affect our earnings, financial position and liquidity.

Under the terms of our pledged and receivable sale facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of our securitization-type transactions i.) require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables and ii.) include provisions that in the event of defaults by customers in excess of stated thresholds would require substantially all of our cash flow from our retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from us. In addition, we guaranteed certain payments under the Legacy Securitization (described in further detail in Note 9 to the Consolidated Financial Statements). Substantially all of the timeshare receivables backing the notes subject to the Legacy Securitization were generated prior to December 15, 2008, when we implemented our FICO score-based credit underwriting program, and relate to loans to borrowers with FICO® scores below 600.

While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that our business and profitability will not otherwise continue to depend on our ability to obtain financing, which may not be available on favorable terms, or at all.

We offer financing of up to 90% of the purchase price to purchasers of our VOIs and homesites. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the down payment we receive at the time of the sale. Accordingly, our ability to borrow against or sell the notes receivable we receive from our customers has been a critical factor in our continued liquidity, and we therefore have historically depended on funds from our credit facilities and securitization transactions to finance our operations. The disruption in the credit markets since 2007 has made obtaining additional and replacement external sources of liquidity more difficult and more costly. The number of banks and other finance companies willing to provide “warehouse” lines of credit for timeshare receivables has decreased in recent years. In addition, the term securitization market has become unavailable for extended periods of time in the past. If our pledged receivables facilities terminate or expire and we are unable to extend them or replace them with comparable facilities, or if we are unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, our liquidity, cash flow, and profitability would be materially and adversely affected.

In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been limited. In response to these conditions, during 2008, we adopted initiatives which included limiting sales and encouraging higher down payments on sales, in an attempt to conserve cash. We also have increased our focus on expanding our fee-based service business. However, there is no assurance that our implementation of these initiatives will enhance our financial position or otherwise be successful. If these initiatives do not have their intended results, our financial condition may be materially and adversely impacted.

In addition, notwithstanding our implementation of the initiatives implemented since 2008 to improve our cash position, we anticipate that we will continue to seek and use external sources of liquidity, including funds that we obtain pursuant to additional borrowings under our existing credit facilities, under credit facilities that we may obtain in the future, under securitizations in which we may participate in the future or pursuant to other borrowing arrangements, to:

•	support our operations;
•	finance the acquisition and development of VOI inventory and residential land;
•	finance a substantial percentage of our sales; and
•	satisfy our debt and other obligations.

Our ability to service or to refinance our indebtedness or to obtain additional financing (including our ability to consummate future term securitizations) depends on the credit markets and on our future performance, which is subject to a number of factors, including the success of our business, results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions and perceptions about the residential land and vacation ownership industries. We have approximately $52.4 million of indebtedness which becomes due during 2011. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. But there is no assurance that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt. Any of these occurrences may have a material and adverse impact on our liquidity and financial condition.

Our future success depends on our ability to market our products successfully and efficiently.

We compete for customers with other hotel and resort properties and vacation ownership resorts. The identification of sales prospects and leads, and the marketing of our products to them are essential to our success. We have incurred and will continue to incur the expenses associated with marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to sales, we may be unable to recover the expense of our marketing programs and systems and our business would be adversely affected.

We are subject to the risks of the real estate market and the risks associated with real estate development, including the decline in real estate values and the deterioration of real estate sales.

Real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including:

•	levels of unemployment;
•	levels of discretionary disposable income;
•	levels of consumer confidence;
•	the availability of financing;
•	overbuilding or decreases in demand;
•	interest rates; and
•	federal, state and local taxation methods.

The adverse trends experienced in the real estate market since 2007 have exerted pressure upon our Bluegreen Communities and Bluegreen Resorts divisions. Particularly, low consumer demand for homesites has had, and may continue to have, an adverse impact on Bluegreen Communities’ operations. Further, while general economic trends have recently shown signs of improvement, a deterioration in general economic conditions or continued adverse conditions in the real estate market would have a material adverse effect on our business.

To the extent we decide to acquire more real estate inventory in the future for eventual sale by Bluegreen Resorts or Bluegreen Communities, the availability of land at favorable prices at that time will be critical to our profitability and the ability to cover our significant selling, general and administrative expenses, cost of capital and other expenses. If we are unable to acquire such land or, in the case of Bluegreen Resorts, resort properties, at a favorable cost, it could have an adverse impact on our results of operations. While we believe that the property we have purchased at our adjusted carrying amounts will generate appropriate margins, land prices remain significantly below historical levels, and the projects we acquired prior to or during the recent economic downturn may have been purchased at higher price levels than available in the current market.

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

In July 2009, we began offering fee-based marketing and sales services to third-party developers. During 2010, we continued to expand our fee-based service business, which we believe enables us to leverage our expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. We currently intend for our fee-based services to become an increasing portion of our resorts business over time as they generally produce positive cash flow and typically require less capital investment than our traditional vacation ownership business. We have attempted to structure these activities to cover our costs and generate a profit. However, our fee-based services business remains relatively new and we have limited experience in its pricing and operation. In addition, while our fee-based marketing and sales services do not require us to use our receivable credit facility capacity, our clients do typically have to maintain their own receivable-backed credit facilities. Should our clients not be able to maintain said facilities, our fee-based marketing and sales business could be materially adversely impacted. Alternatively, we could attempt to structure other arrangements where we would utilize our receivable credit facilities in order to provide fee-based marketing and sales services, which would reduce the credit otherwise available to us. In addition, when we perform fee-based sales and marketing services, we sell VOIs in a resort developed by a third party as an interest in the Bluegreen Vacation Club. This subjects us to a number of risks typically associated with selling products developed by others under your own brand name, including litigation risks. Additionally, demand for the third party resorts may be below our expectations and the third party developers may not satisfy their obligations. While we attempt to mitigate these risks by performing due diligence on the resorts in which we sell VOIs and by typically performing resort management services at those resorts, there is no assurance that we will be successful in mitigating or managing the risks, which may have a material and adverse impact on our results of operations and financial condition. For these and other reasons, certain of which may be beyond our control, there is no assurance that we will be successful in increasing our fee-based services relationships or operating our fee-based services business on a profitable basis, and any failure to do so would have a material adverse impact on our results of operations and financial condition.

Our results of operations and financial condition may be materially and adversely impacted if Bluegreen Resorts does not continue to participate in exchange networks or its customers are not satisfied with the networks in which it participates.

All of our VOI resorts are currently affiliated with RCI, and most of our Club Resorts have been awarded RCI’s highest designation (Gold Crown). A VOI owner’s participation in the RCI exchange network allows an owner to exchange their annual VOI for occupancy at over 4,000 participating resorts, based upon availability and the owner payment of a variable exchange fee. In 2010, approximately 6% of our owners utilized the RCI exchange network for an exchange of two or more nights. We also have a joint venture with Shell, called Select Connections™, which currently gives Bluegreen Vacation Club members who acquired or upgraded their VOIs on or after November 1, 2007 access to 21 Shell resorts and provides members of Shell access to Bluegreen Vacation Club resorts. In addition, certain Bluegreen Vacation Club members may use their points for a variety of hotel stays, RV site stays within the Coast to Coast network, or various cruise vacations. There is no assurance that our resorts will continue to participate in the RCI or Select Connections™ exchange networks in which they currently participate or through which Bluegreen Vacation Club members have access to alternative vacation destinations. There is also no assurance that any or all of these networks will continue to operate effectively or that our customers will continue to be satisfied with the networks. If any of these events should occur, our results of operations and financial condition may be materially and adversely impacted.

Our exploration of strategic alternatives for Bluegreen Communities involves a number of risks.

On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. There is no assurance regarding the timing or success of pursuing any of the alternatives we may consider, or that any such alternatives, if pursued and ultimately consummated, will result in improvements to our financial condition and operating results or otherwise achieve the benefits hoped to be realized from the transaction. Further, the strategic review process may divert management’s attention from our other business activities, result in the loss of key employees, result in decreased consumer demand or other unforeseen consequences. To the extent that additional market information is obtained during the strategic review process which indicates that the carrying value of our Communities’ inventory exceeds its fair value, additional impairment charges relating to the value of the inventory may result. The occurrence of any of these events could have a material and adverse impact on our financial condition and operating results.

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

The federal government and the states and local jurisdictions in which we operate have enacted extensive regulations that affect the manner in which we market and sell VOIs and homesites and conduct our other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs and homesites. Many states, including Florida and South Carolina, where some of our resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Time Sharing Transaction Procedures Act. Most states also have other laws that regulate our activities, such as:

•	timeshare project registration laws;
•	real estate licensure laws;
•	mortgage licensure laws;
•	sellers of travel licensure laws;
•	anti-fraud laws;
•	consumer protection laws;
•	telemarketing laws;
•	prize, gift and sweepstakes laws; and
•	consumer credit laws.

We currently are authorized to market and sell VOIs and homesites in all states in which our operations are currently conducted. If our agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew our licenses, render our sales contracts void or voidable, or impose fines on us based on past activities. See “Item 3 – Legal Proceedings.”

In addition, the federal government and the states and local jurisdictions in which we conduct business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “Do Not Call” list. The regulations have impacted our marketing of VOIs, and we have taken steps in an attempt to decrease our dependence on restricted calls. However, these steps have increased and are expected to continue to increase our marketing costs. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on our marketing strategies and results. Further, from time to time, complaints are filed against the Company by individuals claiming that they received calls in violation of the regulation.

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

From time to time, consumers file complaints against us in the ordinary course of our business. We could be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding our activities. There is no assurance that we will remain in material compliance with all applicable federal, state and local laws and regulations, or that violations of applicable laws will not have adverse implications for us, including negative public relations, potential litigation and regulatory sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity or financial position.

In addition, there is no assurance that, in the future, VOIs will not be deemed to be securities under federal or state law and therefore subject to applicable securities regulation, which could have a material adverse effect on us due to, among other things, the cost of compliance with such regulations.

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

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. In connection with any decisions by rating agencies to downgrade their original ratings on certain bond classes in our securitizations, holders of such bonds may be required to sell bonds in the market place and such sales could occur at a discount, which could impact the perceived value of such bonds and our ability to sell future bonds at favorable terms, if at all.

In addition, if rating agencies were to downgrade our corporate credit ratings, our ability to raise capital and/or issue debt at favorable terms or at all could be adversely impacted. Such a downgrade could materially adversely affect our liquidity, financial condition and results of operations.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”). Any changes in estimates, judgments and assumptions used could have a material adverse impact on our operating results and financial condition.

The consolidated financial statements included in this Annual Report on Form 10-K are prepared in accordance with GAAP, which involves making estimates, judgments and assumptions. These estimates, judgments and assumptions include, but are not limited to, those related to future cash flows which in turn are based upon expectations of our performance given current and projected forecasts of the economy in general and the real estate markets. If any estimates, judgments or assumptions change in the future, including in the event the adverse conditions in the real estate market continue for longer than expected or deteriorate further or if our performance does not otherwise meet our expectations, we may be required to record impairment charges against our earnings, which could have a material adverse impact on our operating results and financial condition. In addition, GAAP requirements as to how certain estimates are made may result, for example, in asset valuations which ultimately would not be realized if we were to attempt to sell the asset.

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

BFC Financial Corporation (“BFC”) beneficially owns 16,922,953 shares, or approximately 52%, of our issued and outstanding common stock. As a result, BFC is in a position to elect our Board of Directors and significantly influence the outcome of any shareholder vote. This control position may have an adverse effect on the market price of our common stock. Alan B. Levan, our Chairman, and John E. Abdo, our Vice Chairman, are also Chairman and Vice Chairman, respectively, of BFC.

Item 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.	PROPERTIES.

Our principal executive office is located in Boca Raton, Florida in approximately 158,838 square feet of leased space. At December 31, 2010, we also maintained sales offices at 20 of our resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana for our Bluegreen Resorts division. In addition, we maintain 5 regional sales/administrative offices for the Communities division. For a further description of our resort and communities properties, please see “Item 1. Business — Company Products.”

Item 3.	LEGAL PROCEEDINGS.

Bluegreen Resorts

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed, and intend to continue to vigorously oppose, such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference and no further action has to date been initiated by the State of Tennessee. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that we will be successful in contesting the current assessment.

In Cause No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, the Plaintiff as escrow agent brought an interpleader action seeking a determination as to whether we, as purchaser, or Hubert A. Laird and MSB of Destin, Inc. as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Both we and the seller brought cross-claims for breach of the underlying purchase and sale contract. The seller’s complaint, as amended, includes a fraud allegation, contends that we failed to perform under the terms of the purchase and sale contract and claims entitlement to the full amount in escrow. We maintain that our decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and therefore are entitled to a return of the full escrow deposit. A trial date of May 31, 2011 has been set for this matter. Bluegreen believes the seller’s allegations are without merit and intends to vigorously defend this claim.

The Office of the Attorney General for the State of Florida (the “AGSF”) has advised Bluegreen that it has accumulated a number of consumer complaints since 2005 against Bluegreen and/or its affiliates related to its timeshare sales and marketing, and has requested that Bluegreen respond on a collective basis as to how it had or would resolve the complaints. Bluegreen has determined that many of these complaints were previously addressed and/or resolved by Bluegreen. The AGSF has also requested that Bluegreen enter into a written agreement in which the parties establish a process and timeframe for determining consumer eligibility for relief (including where applicable monetary restitution, if any). Bluegreen does not believe this matter will have a material effect on Bluegreen’s results of operations, financial condition or its sales and marketing activities in Florida.

Other Matters

In addition to the matters disclosed above, from time to time in the ordinary course of business, we receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise.

Bluegreen Communities

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Cause No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010 the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. No information is available as to when the Texas Supreme Court will render a decision on the appeal.

On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., in the 284th Judicial District of Montgomery County, Texas, the plaintiffs brought suit alleging fraud, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision, developed in Montgomery County, Texas, specifically, the usability of the lakes within the community for fishing and sporting and the general level of quality at the community. The lawsuit sought material damages and the payment of costs to remediate the lake. On September 10, 2010, a tentative settlement of this matter was reached, pursuant to which Bluegreen agreed to pay $0.3 million to provide for improvements to the fish habitat and general usability of the lake environment. The settlement agreement has since been fully executed and as of December 31, 2010, Bluegreen paid $0.2 million of the agreed upon settlement payment. Bluegreen has accrued the remaining $0.1 million due. Improvements to the lake are ongoing and Bluegreen will disburse the remaining funds as they are needed to complete the improvements.

On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, in the United States District Court for the Southern District of Georgia, Brunswick Division, the plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. The plaintiffs subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws, including mail fraud and wire fraud. On January 25, 2010, the plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons claimed to have been harmed by the alleged activities in a similar manner. We have filed a response with the Court in opposition to class certification. No decision has yet been made by the Court as to whether they will certify a class. We deny the allegations and intend to vigorously defend the lawsuit.

On June 3, 2010, in Cause No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen’s Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its complaint, the plaintiffs alleged that approximately $0.2 million in unpaid bulk cable fees are due from the defendants, and that the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association allege incomplete performance under the contract by the plaintiffs and that the cable system installed was inferior and did not comply with the requirements of the contract. The case went to mediation on September 20, 2010, but no resolution was reached. A trial date has been set for May 5, 2011 in this matter. We intend to vigorously defend the lawsuit.

Other Matters

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.

Item 4.	(REMOVED AND RESERVED).

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BXG.” The following table sets forth, for the periods indicated, the high and low closing price of our common stock as reported on the NYSE:

Year Ended December 31, 2009	High	Low	Year Ended December 31, 2010	High	Low

First Quarter	$3.62	$0.74	First Quarter	$3.27	$2.35
Second Quarter	3.14	1.75	Second Quarter	6.16	2.99
Third Quarter	3.25	2.18	Third Quarter	3.17	2.56
Fourth Quarter	3.97	2.31	Fourth Quarter	3.50	2.73

There were approximately 853 record holders of our common stock as of March 1, 2011. The number of record holders does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other entities.

We did not pay any cash or stock dividends during the years ended December 31, 2009 or 2010. Certain of our credit facilities contain terms which might limit the payment of cash dividends on our common stock and our ability to repurchase shares in the event of default and which limit the amount of dividends we may pay in any annual period. In addition there is no assurance that our future credit facilities will not contain similar or more restrictive terms. Our Board of Directors may consider the possibility of paying cash dividends at some point in the future, however, any decision by our Board to pay dividends will be based on our cash position, operating and capital needs and restrictions on the payment of dividends. There is no assurance that we will pay cash dividends in the foreseeable future.

From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and do not anticipate doing so in the future, except to the extent we may be required to do so under applicable law. We have not repurchased any shares since 2001. As of December 31, 2010, there were 694,500 shares remaining for purchase under our current repurchase program; however, we have no present plans to acquire these remaining shares in the foreseeable future.

Our shareholders have approved all of our equity compensation plans, which consist of our 1995 Stock Incentive Plan, our 1988 Outside Directors’ Stock Option Plan, our 1998 Non-Employee Director Stock Option Plan, our 2005 Stock Incentive Plan and our 2008 Stock Incentive Plan, as amended (the “2008 Plan”). As of December 31, 2010, only the 2008 Plan had securities available for future issuance. Information about securities authorized for issuance under our equity compensation plans as of December 31, 2010, is as follows:

Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Stock Options)

2,717,238	$9.53	7,919,012

Item 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Annual Report (dollars in thousands, except per share data):

	For the Years Ended December 31,

	2006	2007	2008	2009	2010 (4)

Statement of Operations Data
Sales of real estate	$568,991	$579,380	$475,030	$219,368	$137,516
Other resort and communities operations revenues	54,161	59,707	62,170	58,604	68,732
Fee-based sales commission revenue	—	—	—	20,057	52,966
Interest income	40,765	44,703	57,831	69,337	106,463

Total revenues	$663,917	$683,790	$595,031	$367,366	$365,677

Income (loss) from continuing operations	41,204	39,856	6,580	11,167	(35,872)
Cumulative effect of change in accounting principle	(4,494)	—	—	—	—
Net income (loss) attributable to Bluegreen Corporation	$34,311	$31,926	$(516)	$(3,572)	$(43,966)

Per Share Data:
Diluted earnings (losses) from continuing operations attributable to Bluegreen Corporation	$1.09	$1.03	$(0.02)	$0.12	$(1.41)

	As of the Years Ended December 31,

	2006	2007	2008	2009	2010 (4)

Balance Sheet Data:
Notes receivable, net	$144,251	$160,665	$340,644	$309,307	$568,985
Inventory	349,333	434,968	503,269	515,917	419,877
Total assets	854,212	1,039,578	1,193,507	1,131,265	1,255,932
Total debt obligations	290,670	397,804	582,683	539,436	824,878
Total Bluegreen Corporation shareholders’ equity	353,023	385,108	382,467	386,230	284,165
Book value per common share	$11.44	$12.34	$12.24	$12.32	$9.07

Selected Operating Data:
Weighted-average interest rate on notes receivable at period end	14%	14%	14%	15%	15%

Bluegreen Resorts statistics:
System-wide sales of VOI	$419,767	$473,281	$494,307	$250,984	$297,916
VOI sales (3)	404,950	450,163	428,010	201,755	125,765
Gross margin on VOI sales	78%	75%	77%	67%	77%
Fee-based sales commission revenue	—	—	—	20,057	52,966
Other resort operations revenue	51,688	53,624	58,473	57,014	67,036
Segment operating profit (1)	$54,310	$62,890	$46,999	$37,748	$15,706
Number of Vacation Club resorts at period end	43	45	50	54	56
Number of Bluegreen VOI sale transactions (2)	41,097	42,768	44,224	19,602	18,504
Number of sales made on behalf of outside developers for a fee	—	—	—	2,593	6,426

Bluegreen Communities statistics:
Homesite sales	$164,041	$129,217	$47,020	$17,613	$11,751
Gross margin on homesite sales (5)	45%	48%	33%	(44%)	(445%)

Segment operating profit (loss)(1) (5)	$35,137	$23,452	$(3,574)	$(21,099)	$(67,086)
Number of homesites sold (2)	1,750	1,301	442	278	239

(1)

Segment operating profit (loss) is operating profit (loss) from continuing operations prior to the allocation of corporate overhead, interest income, other income or expense, interest expense, income taxes, non-controlling interests, restructuring charges, goodwill impairment charges, and cumulative effect of change in accounting principles. See Note 15 to our Consolidated Financial Statements for further information.

(2)

“Number of Bluegreen VOI sale transactions” and “number of homesites sold” are presented before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules. See “Revenue Recognition and Contracts Receivable” under Note 1 to our Consolidated Financial Statements.

(3)

VOI sales in 2006, 2007 and 2008 include gains on sales of notes receivable of $44.7 million, $39.4 million and $8.2 million, respectively. No gains of sales of notes receivable were recognized in 2009 or 2010. VOI sales in 2010 include the effect of charges totaling $69.7 million to increase the allowance for uncollectible VOI notes receivable in connection with the lower FICO® score loans generated prior to December 15, 2008, the date on which we implemented FICO® score-based credit standards.

(4)

Effective January 1, 2010, as a result of the adoption of ASU 2009-16 and ASU 2009-17, we consolidated special purpose finance entities associated with prior securitization transactions which previously qualified for “off-balance-sheet” sales treatment. Our balance sheet as of December 31, 2010 and our statement of operations for the year ended December 31, 2010 reflect the impact of the consolidation of these special purpose finance entities in our financial statements. See Note 2 to our Consolidated Financial Statements for additional information.

(5)	Gross margin and segment operating profit for the years ended December 31, 2009 and 2010 include impairment charges of $13.2 million and $54.6 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Overview

Our 2010 results reflect an increased focus on our fee-based service business and our continuing efforts to improve our cash flows from operations through initiatives designed to increase cash received upon sales of VOIs and to achieve selling and marketing efficiencies in our Bluegreen Resorts segment. While we believe that our cash flows from operations and our Bluegreen Resorts business operating results reflect the success of these efforts, the Bluegreen Communities business continued to be impacted by low consumer demand for homesites. On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. There can be no assurance, however, regarding the timing or whether we will elect to pursue any of the strategic alternatives we may consider, or that any such alternatives, if pursued and ultimately consummated, will result in improvements to our financial condition and operating results or otherwise achieve the benefits we expect to realize from the transaction.

As discussed in Note 2 to our consolidated financial statements, we adopted ASU 2009-16 and ASU 2009-17 effective January 1, 2010, which resulted in our consolidation of the special purpose finance entities associated with past securitization transactions which were previously reported “off-balance sheet.” In addition to the material changes to our consolidated balance sheet, the consolidation of these special purpose finance entities impacted our Consolidated Statement of Operations during 2010, by increasing our interest income from VOI notes receivable and increasing interest expense on notes payable compared to prior periods. Our statements of operations for the years ended December 31, 2008 and 2009 and our balance sheet as of December 31, 2009 have not been retrospectively adjusted to reflect the adoption of ASU 2009-16 and ASU 2009-17. Therefore, 2010 results will not be comparable to prior period amounts, particularly with regards to vacation ownership sales and services; interest expense and interest income.

During the year ended December 31, 2010:

•	We generated “free cash flow” (cash flow from operating and investing activities) of $158.0 million.

•	VOI system-wide sales, which include sales of third-party developer inventory, totaled $297.9 million, reflecting a 19% increase over 2009.

•

Our sales and marketing fee-based service business sold $78.8 million of third-party developer inventory and earned sales and marketing commissions of $53.0 million. Including our resort management, resort title, construction management and other operations, our total resort fee-based services revenues were $120.0 million in 2010, a 56% increase compared to 2009.

•

We recorded a non-cash charge of $69.7 million to increase the allowance for loan losses on our VOI notes receivable generated prior to December 15, 2008 (the date we implemented FICO® score-based credit underwriting standards), as we now anticipate that lower FICO® receivables may experience higher losses later in their contractual term than originally estimated.

•

Our Bluegreen Communities business generated a segment operating loss of $67.1 million, including non-cash impairment charges of $54.6 million associated with the write-down of the inventory balances of certain communities’ properties.

•	We successfully completed the securitization of $162.3 of VOI notes receivable.

We believe our fee-based service business enables us to leverage our management, sales and marketing, mortgage servicing, title and construction experience to generate fee-based-service relationships with third parties. Our provision of these services requires significantly less capital investment than our traditional vacation ownership business. We began selling and marketing third party vacation ownership inventory in July of 2009, and during 2009 and 2010, we sold $31.7 million and $78.8 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $20.1 million and $53.0 million, respectively. At December 31, 2010, we had six fee-based sales and marketing service contracts as compared to four at December 31, 2009. In addition to the sales and marketing of third-party VOIs, we have also generated fee-based income by providing resort and reservation management services, title services, construction consulting services (where we manage the construction, design and development of VOI inventory for third parties), and mortgage servicing of the VOI notes originated from the sales of certain of the third-party VOIs. Our goal is for fee-based services to become an increasing portion of our resorts business over time; however, there is no assurance that this will be the case.

Additionally, consistent with our initiatives to improve our liquidity, we further increased both the percentage of our sales that are 100% cash and our average down payment on financed sales. Including down payments received on financed sales, 54% of our sales were received in cash within approximately 30 days from the contract date in 2010, compared to 45% in 2009. Refer to Liquidity and Capital Resources section below for additional information.

Due to a significant reduction of liquidity in the receivable-backed credit markets commencing in the fourth quarter of 2008 and our continued desire to manage efficiencies in our timeshare marketing costs, we purposely and significantly reduced our sales volumes in the fourth quarter of 2008. Since that time, we have and intend to continue to adjust our sales volumes based on available liquidity in the receivable credit markets, the success of our efforts to increase the amount of cash paid at or shortly after the time that sales contracts are entered into and our ability to achieve desired levels of marketing efficiencies. We believe that our other resort fee-based services and finance operations represent recurring cash-generating sources of income which do not require material liquidity support from the credit markets. We also believe, based on anticipated sales levels, that we have adequate timeshare inventory to satisfy our projected sales for a number of years. However, our Bluegreen Resorts’ sales and marketing operations are materially dependent on the availability of liquidity in the credit markets, as further discussed in the Liquidity and Capital Resources section below.

Our Bluegreen Communities business has been, and continues to be, adversely impacted by the deterioration in the real estate markets. We have continued to experience a decrease in demand, and a related decrease in sales volume. We have significantly reduced prices on certain of our homesites in an attempt to increase sales activity. During 2010, we recorded non-cash impairment charges of $54.6 million to write down the carrying amount of certain phases of our communities properties to their estimated fair value less cost to sell. On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. There can be no assurance, however, regarding the timing or whether we will elect to pursue any of the strategic alternatives we may consider, or that any such alternatives, if pursued and ultimately consummated, will result in improvements to our financial condition and operating results or otherwise achieve the benefits we expect to realize from the transaction. Also, there can be no assurance that our announcement regarding strategic alternatives will not have a material adverse effect on our Bluegreen Communities operations. In the event that adverse conditions in the real estate market continue or deteriorate further, the carrying value of our Bluegreen Communities inventory would be reevaluated and could result in additional material impairment charges. Impairment charges may also be required to the extent that additional market information obtained during the strategic review process indicates that the carrying value of our Bluegreen Communities inventory exceeds its fair value.

Seasonality

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

Notes Receivable and Allowance for Loan Losses

We have historically financed a majority of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries of defaulted inventory. The allowance for loan losses for each business segment as of December 31, 2009 and 2010 was as follows (in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2009:
Notes receivable - non-securitized	$182,191	$4,901	$187,092
Notes receivable - securitized	169,041	—	169,041

	351,232	4,901	356,133
Allowance for loan losses	(46,302)	(524)	(46,826)

Notes receivable, net	$304,930	$4,377	$309,307

Allowance as a% of gross notes receivable	13%	11%	13%

December 31, 2010:
Notes receivable - non-securitized	$171,901	$6,765	$178,666
Notes receivable - securitized	533,479	—	533,479

	705,380	6,765	712,145
Allowance for loan losses	(142,468)	(692)	(143,160)

Notes receivable, net	$562,912	$6,073	$568,985

Allowance as a % of gross notes receivable	20%	10%	20%

The table below sets forth the activity in our allowance for uncollectible notes receivable for the year ended December 31, 2010 (in thousands):

Balance, beginning of year	$46,826
One time impact of ASU 2009-16 and 2009-17 (1)	86,252
Provision for loan losses (2) (3)	94,554
Less: Write-offs of uncollectible receivables	(84,472)

Balance, end of year	$143,160

(1)	On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17, which required us to consolidate the special purpose finance entities that we previously reported “off balance sheet”.

(2)	Includes provision for loan losses on homesite notes receivable.

(3)	Includes charges totaling $69.7 million to increase the allowance on VOI loans generated prior to December 15, 2008.

We believe that relatively high unemployment in the United States and adverse economic conditions in general have adversely impacted, and may continue to adversely impact, the performance of our notes receivable portfolio in the form of relatively higher defaults and lower prepayment rates than we have historically experienced. Our estimates regarding our allowance for loan losses involve interpretation of historical data, assumptions relative to the impact of loan seasoning, prepayments and estimates of the effect of the higher default experience over the past two years on remaining performance. To the extent that these estimates change, our results of operations could be adversely affected. As a result of changes in our estimates related to the future performance of loans originated prior to our implementation of FICO® score-based credit underwriting standards in December 2008, during 2010 we recorded charges of $69.7 million. We anticipate that our FICO® score-based credit underwriting standards on new loan originations which we implemented in December 2008 and enhanced in January 2010 and higher levels of customer equity in the existing loan portfolio will have a favorable impact on the performance of the portfolio over time, although there is no assurance that this will be the case. While we believe our notes receivable are adequately reserved at this time, there can be no assurance that future defaults will occur at expected levels. If the future performance of our loans varies from our expectations and estimates, additional charges may be required in the future.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen Resorts’ and Bluegreen Communities’ receivables owned or serviced by us based on our collection policies were as follows:

Average Annual Default Rates	Year Ended December 31,

Division	2008	2009		2010

Bluegreen Resorts
Loans originated prior to December 15, 2008	9.00%	15.10%		12.99%
Loans originated on or after December 15, 2008	—	1.31	%(3)(4)	5.37	% (3)
Bluegreen Communities	7.90%	—	(1)	11.34	% (1)

Delinquency Rates(2)	As of December 31,

Division	2008	2009		2010

Bluegreen Resorts
Loans originated prior to December 15, 2008	5.70%	5.96%		5.30%
Loans originated on or after December 15, 2008	—	1.95	%(4)	3.29%
Bluegreen Communities	10.70%	22.5	%(1)	11.49%

(1)

As of December 31, 2009, we were in the process of foreclosing on a total of nine Bluegreen Communities’ receivables. Had we completed the foreclosure process in 2009, the Bluegreen Communities average annual default rate would have been approximately 7% and 5% during 2009 and 2010, respectively, and the delinquency rate would have been approximately 17% as of December 31, 2009.

(2)	The percentage of our serviced VOI notes receivable portfolio that was over 30 days past due as of the dates indicated.

(3)	We believe reflects the benefits of our credit underwriting standards as well as our policy that loans are not defaulted until after 120 days past due.

(4)

The average annual default rate and the delinquency rate as of December 31, 2009 related to VOI loans originated on or after December 15, 2008 do not reflect sufficient default experience of the underlying loans, and therefore, do not represent a meaningful comparison to the December 31, 2010 period.

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

Sales of Real Estate

In accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Codification Standards (“ACS”) 970-605, Real Estate-Revenue Recognition, we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should we become unable to reasonably estimate the collectibility of our receivables, we may have to defer the recognition of sales and our results of operations could be negatively impacted. Under timeshare accounting rules, the buyer’s minimum cash down payment towards the purchase of our VOIs is met only if the cash down payment received, reduced by the value of certain incentives provided to the buyer at the time of sale, is at least 10% of the sales price. If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that we provide to buyers of our VOIs may result in additional VOI sales being deferred, which could materially adversely impact our results of operations.

In cases where all development has not been substantially completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing Bluegreen Resorts’ or Bluegreen Communities’ projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, which could materially adversely impact our results of operations.

The timeshare accounting rules require the use of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of repossessed VOI inventory, generally as a result of the default of the related receivable. For Communities’ real estate projects, costs are allocated to individual homesites in the Communities’ projects based on the relative estimated sales value of each homesite without regard to defaults or repossessed inventory. Under this method, the allocated cost of a homesite is relieved from inventory and recognized as cost of sales upon recognition of the related sale. Should our estimates of the sales values of our VOI and homesite inventories differ materially from their ultimate selling prices, our gross profit could be adversely impacted.

Fee-Based Sales Commissions and Other Operations Revenue
In addition to sales of real estate, we also generate revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized when:

Fee-based sales commissions	The sale transaction with the VOI purchaser is consummated in accordance with the terms of the agreement with the third-party developer and the related consumer rescission period has passed.

Resort management and service fees	Management services are rendered (1).

Resort title fees	Escrow amounts are released and title documents are completed.

Rental and sampler program	Guests complete stays at the resorts. Rental and sampler program proceeds are classified as a reduction to “cost of other resort and communities operations.”

Communities realty commissions	Sales of third-party-owned real estate are completed.

Golf course and ski hill daily fees	Services are provided.

(1)

In connection with our management of the property owners’ associations, among other things, we act as agent for the property owners’ association to operate the resort as provided under the management agreement. In certain cases, the personnel at the resorts are Bluegreen employees. The property owners’ association bears all of the economic costs of such personnel and generally pays us in advance of, or simultaneously to, the payment of payroll. In accordance with ASC 605-45, Overall Considerations of Reporting Revenues Gross as a Principal versus Net as an Agent, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

•

Carrying Value of Completed Inventory. Our completed timeshare and homesite inventory is carried at the lower of cost or estimated fair value, less costs to sell. During 2008, 2009 and 2010, we recorded non-cash charges totaling $5.2 million, $13.2 million and $19.6 million, respectively, to write down the carrying amount of certain phases of our completed Bluegreen Communities properties to their estimated fair value less costs to sell.

•

Carrying Value of Real Estate Held for Development and Under Development and Long-Lived Assets. We evaluate the recovery of our long-lived assets, and our undeveloped real estate properties or real estate properties under development, if certain trigger events occur. If the expected undiscounted future cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair value. During 2010, we recorded an impairment of $35.0 million to write down the carrying amount of certain undeveloped phases of our Bluegreen Communities properties to fair value, as we determined that the carrying amounts of these properties would not be recovered by estimated future cash flows. Our assessment consisted of determining recoverability of our costs based on our plans and upon a combination of factors, including: estimates of remaining life-of-project sales for each project, the probability of alternative outcomes, the period required to complete such sales, estimates of costs to complete each project, if needed, and various other factors including relevant market data. Should our estimates of these factors or our plans change, our results of operations and financial condition could be adversely impacted.

•

Allowance for Loan Losses on VOI Notes Receivable. We record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We estimate uncollectible VOI notes receivable based on historical uncollectibles for similar VOI notes receivable over the applicable historical period, using a technique referred to as static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes.

We also consider certain qualitative data, including the aging of the respective receivables, current default trends by origination year, current economic conditions, and the FICO® scores of the buyers. Additionally, under timeshare accounting requirements, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. We review our reserve for loan losses on at least a quarterly basis. If defaults increase, our results of operations could be materially adversely impacted. During 2010, we recorded $69.7 million of charges as a result of changing our estimate of future loan losses on loans originated prior to our implementation of FICO® score-based credit underwriting standards in December of 2008.

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

Bluegreen Resorts

	For the Years Ended

	December 31, 2008		December 31, 2009		December 31, 2010

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

	(dollars in thousands)

System-wide sales of VOIs (1)	$494,307		$250,984		$297,916
Changes in sales deferred under timeshare accounting rules	1,305		13,711		818
Estimated uncollectible VOI notes receivable	(75,847)		(31,205)		(24,441)
Gain on sales of notes receivable	8,245		—		—

System-wide sales of VOIs, net	428,010	100%	233,490	100%	274,293	100%
Less: Sales of third-party VOIs	—	—	(31,735)	(14)	(78,805)	(29)
Adjustment to allowance for loan losses	—	—	—	—	(69,723)	(25)

Sales of real estate	428,010	100	201,755	86	125,765	46
Cost of real estate sales	98,727	23	66,589	33 (3)	29,015	23 (3)

Gross profit	329,283	77	135,166	67 (3)	96,750	77 (3)
Fee-based sales commission revenue	—	—	20,057	9	52,966	19
Other resort fee-based services revenues	58,643	14	57,014	24	67,036	24
Cost of other resort fee-based services	42,148	10	39,677	17	44,040	16
Selling and marketing expenses	275,408	64	120,014	51	139,770	51
General and administrative expenses (2)	23,371	5	14,798	6	17,236	6

Bluegreen Resorts operating profit	$46,999	11%	$37,748	16%	$15,706	6%

(1)

Includes, for 2009 and 2010, sales of VOIs made on behalf of third parties, which are transacted through the same process as the sale of our vacation ownership inventory, and involve similar selling and marketing costs.

(2)

General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses (excluding mortgage operations) totaled $54.8 million, $45.1million and $42.2 million for the years ended December 31, 2008, 2009 and 2010, respectively. (See Corporate General and Administrative Expenses below for further discussion).

(3)

Percentages for cost of real estate sales and gross profit are calculated as a percentage of sales of real estate. Cost of real estate sales and gross profit percentages during 2010 were impacted by the decrease in the overall carrying cost of our VOI inventory due to the adoption of ASU 2009-16 and ASU 2009-17, effective January 1, 2010.

Bluegreen Resorts - Year ended December 31, 2010 compared to the year ended December 31, 2009

Resort Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs, include sales of Bluegreen-owned VOIs as well as sales of VOIs made on behalf of third parties. We began selling and marketing vacation ownership inventory on behalf of third parties for a fee (one of our “fee-based services”) in July of 2009. The sales on behalf of third parties are transacted through the same selling and marketing process we use to sell our owned VOI inventory.

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of outside developers for a fee for the periods indicated. The information is provided before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules:

	For the Year Ended

	2009	2010

Number of sales offices at period-end	21	20
Number of Bluegreen VOI sales transactions	19,602	18,504
Number of sales made on behalf of outside developers for a fee	2,593	6,426
Total number of VOI sales transactions	22,195	24,930
Average sales price per transaction	$11,324	$12,006
Number of total prospects tours	139,801	160,281
Sale-to-tour conversion ratio– total prospects	15.9%	15.6%
Number of new prospects tours	80,590	92,847
Sale-to-tour conversion ratio– new prospects	11.7%	10.6%

Sales of Real Estate.Sales of Bluegreen Resorts real estate were $201.8 million and $125.8 million, in 2009 and 2010, respectively. Sales of Bluegreen Resorts real estate represent sales of Bluegreen owned VOIs, as adjusted by changes in sales deferred under timeshare accounting rules, the impact of estimated uncollectible VOI notes receivable and adjustment to allowance for loan losses described below.

Sales of Bluegreen-owned VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During 2010, due to the timing of revenue recognition, we realized a net recognition of approximately $0.8 million of sales compared to a net recognition of approximately $13.7 million of sales in 2009.

VOI revenue is reduced by our estimate of future uncollectible VOI notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period, and changes in our estimates of future note receivable performance for newly originated loans and the future performance of our existing loan portfolio. During the years ended December 31, 2010 and 2009, we reduced revenue by $24.4 million and $31.2 million, respectively, for the estimated future uncollectibles on loans originated in these periods.

Additionally, during 2010, we recorded charges of $69.7 million to increase our allowance for uncollectible notes receivable in connection with the lower FICO® score loans generated prior to December 15, 2008, the date at which we implemented FICO® score-based credit standards. In connection with our analysis of loan performance performed during 2010, we concluded that these lower FICO® score loans have not experienced the same benefit of seasoning as other loans in the same vintage historically have, thus resulting in the probability of higher future defaults on such loans. While we believe our notes receivable are adequately reserved at this time, there can be no assurance that defaults have stabilized or that they will not increase.

Sales of Bluegreen Resorts real estate (prior to changes in sales deferred under timeshare accounting rules, the impact of estimated uncollectible VOI notes receivable and adjustment to allowance for loan losses described above) were $219.2 million in 2009 compared to $219.1 million in 2010.

Cost of Real Estate Sales. Bluegreen Resorts’ cost of sales was $66.6 million and $29.0 million in 2009 and 2010, respectively. Cost of sales varies between periods based on the sales volumes, the relative costs of the specific VOIs sold in each respective period and the size of the point packages of the VOIs sold. Additionally, cost of sales during 2010 was impacted by the decrease in the overall carrying cost of our VOI inventory due to the adoption of ASU 2009-16 and ASU 2009-17, effective January 1, 2010. In addition, the increase in our loan loss reserve during 2010 impacted our future projected product margins, which decreased the carrying cost of inventory in accordance with applicable timeshare accounting rules.

During the year ended December 31, 2010, Bluegreen Resorts’ gross profit percentage was 77%, compared to 67% during the year ended December 31, 2009. The increase in the gross profit percentages during 2010 is mainly attributed to the decrease in the carrying cost of our VOI inventory as a result of the adoption of the new accounting standards on January 1, 2010 as described above.

Fee-Based Sales Commission Revenue. As described above, in July 2009, we began selling and marketing third parties’ vacation ownership inventory for a fee. We earn commissions for the sales of third-party inventory upon the closing of the respective sales transaction.

During the years ended December 31, 2009 and 2010, we sold $31.7 million and $78.8 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $20.1 million and $53.0 million, respectively. Based on an allocation of our selling, marketing and segment general and administrative expenses to these sales, we believe we generated approximately $3.6 million and $10.8 million in pre-tax profits by providing these sales and marketing fee-based services during the years ended December 31, 2009 and 2010, respectively. We anticipate that fee-based services will be a greater portion of our revenues in the future, although there is no assurance that this will be the case.

Selling and Marketing Expenses. Selling and marketing expenses for Bluegreen Resorts were $120.0 million and $139.8 million during 2009 and 2010, respectively. Selling and marketing expenses increased during 2010, compared to 2009 as we expanded our marketing activity consistent with the increase in our system-wide sales of VOIs. As a percentage of system-wide sales, net, selling and marketing expenses remained constant at 51% during 2010 and 2009. Our overall sale-to-tour ratios decreased slightly during 2010 to 15.6%, compared to 15.9% in 2009. Sales to owners, which carry a relatively lower marketing cost, accounted for 58% of system-wide sales during 2010, as compared to 55% during 2009.

General and Administrative Expenses. General and administrative expenses for Bluegreen Resorts were $14.8 million and $17.2 million during 2009 and 2010, respectively. General and administrative expenses for Bluegreen Resorts increased during 2010, compared to 2009 due to additional spending required to support the increased level of sales activity. As a percentage of system-wide sales, net, general and administrative expenses remained constant at 6% during 2010 and 2009.

Other Resort Fee-Based Services

Revenue and costs related to our other resort fee-based services were as follows (in thousands):

	For the Year Ended

	2009	2010

Revenues:
Fee-based management services	$44,620	$50,783
Title operations	7,197	9,486
Other	5,197	6,767

Total revenues	57,014	67,036

Costs:
Fee-based management services	24,454	26,027
Title operations	2,184	2,304
Net carrying cost of developer inventory	6,560	8,561
Other	6,479	7,148

Total costs	39,677	44,040

Profit:
Fee-based management services	20,166	24,756
Title operations	5,013	7,182
Net carrying cost of developer inventory	(6,560)	(8,561)
Other	(1,282)	(381)

Total profit	$17,337	$22,996

Other Resort Fee-Based Services Revenue. Our other resort fee-based services revenue consists primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions. In exchange for fees, we provide management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of the Club Resorts and Club Associate Resorts. In connection with our management services provided to Bluegreen Vacation Club, we manage the club reservation system, provide owner services as well as billing and collections services.

Revenues generated by other resort fee-based services were $57.0 million and $67.0 million during 2009 and 2010, respectively. Revenues related to other resort fee-based services increased in 2010 as a result of additional fees earned by providing services to more VOI owners and from managing more timeshare resorts on behalf of property owners’ associations. As of December 31, 2010, we managed 41 timeshare resort properties and hotels compared to 37 as of December 31, 2009. Additionally, our revenues related to title services increased due to a reduction in our processing back-log and the increase in the number of system-wide VOI sales transactions.

We intend to continue to pursue our efforts to provide resort management and title services to resort developers and others, on a cash-fee basis. While there is no assurance that we will be successful, we hope that this will become an increasing portion of our business over time.

Cost of Other Resort Fee-Based Services. Cost of other resort fee-based services was $39.7 million and $44.0 million in 2009 and 2010, respectively. The increase in the cost during 2010 is due to the additional service volumes described above. Additionally, the carrying costs of our VOI inventory include maintenance fees and developer subsidies on VOIs in Bluegreen-owned inventory, paid to the property owners’ associations that maintain the resorts. We partially mitigate this expense, to the extent possible, through the rental of our owned VOIs. Accordingly, the net carrying cost of developer inventory fluctuates with the number of VOIs we hold and the number of resorts subject to developer subsidy arrangements, as well as revenue realized from rental and sampler activity. During 2009 and 2010, the carrying cost of our developer inventory totaled approximately $19.8 million and $20.5 million, respectively, and was offset by rental and sampler revenues, net of expenses, of $13.2 million and $11.9 million during 2009 and 2010, respectively.

Bluegreen Resorts - Year ended December 31, 2009 compared to the year ended December 31, 2008

Resort Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs, include sales of Bluegreen-owned VOIs as well as sales of VOIs made on behalf of third parties which we began the selling and marketing of in July of 2009.

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of outside developers for a fee for the periods indicated. The information is provided before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules:

	For the Year Ended December 31,

	2008	2009

Number of sales offices at period-end	18	21
Number of Bluegreen VOI sales transactions	44,224	19,602
Number of sales made on behalf of outside developers for a fee	—	2,593
Total VOI sales transactions	44,224	22,195
Average sales price per transaction	$11,028	$11,324
Number of total prospects tours	318,005	139,801
Sale-to-tour conversion ratio– total prospects	13.9%	15.9%
Number of new prospects tours	224,765	80,590
Sale-to-tour conversion ratio– new prospects	9.6%	11.7%

Sales to owners accounted for 55% of Resorts’ sales during 2009 as compared to 46% during 2008. Additionally, although we purposely reduced the number of prospect tours during 2009, we believe these tours were more successful as our sale-to-tour conversion ratio for new prospects increased to 11.7% during 2009 from 9.6% during 2008.

Sales of Real Estate. Sales of Bluegreen Resorts real estate were $428.0 million and $201.8 million in 2008 and 2009, respectively. The decrease reflects the deliberate down-sizing of our sales and marketing operations through the operation of fewer sales offices and our decision to focus on what we believe are relatively higher efficiency marketing programs.

Sales of Bluegreen-owned VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During 2009, we realized a net recognition of approximately $13.7 million of sales, due to the timing of revenue recognition, compared to $1.3 million of sales in 2008.

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

Sales of Bluegreen Resorts real estate (prior to changes in sales deferred under timeshare accounting rules, the impact of estimated uncollectible VOI notes receivable and adjustment to allowance for loan losses described above) were $219.2 million in 2009 compared to $494.3 million in 2008.

Cost of Real Estate Sales. Bluegreen Resorts’ cost of sales was $98.7 million and $66.6 million in 2008 and 2009, respectively. Cost of sales varies between periods based on the sales volumes, the relative costs of the specific VOIs sold in each respective period and the size of the point packages of the VOIs sold.

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

Fee-Based Sales Commission Revenue. In July 2009, we began selling and marketing third parties’ vacation ownership inventory for a fee (one of our “fee-based services”). During 2009, we sold $31.7 million of outside developer inventory and earned sales and marketing commissions of $20.1 million. Based on an allocation of our selling, marketing and segment general and administrative expenses to these fee-based services, we believe we generated approximately $3.6 million in pre-tax profit by providing these sales and marketing fee-based services in 2009. We anticipate that fee-based services will be a greater portion of our revenues and profits in the future.

Selling and Marketing Expenses. As a result of fewer tours and the operation of fewer sales offices, selling and marketing expenses for Bluegreen Resorts decreased $155.4 million, or 56%, during 2009 as compared to 2008. As a percentage of sales, selling and marketing expenses decreased to 51% in 2009 from 64% in 2008. A higher tour-to-sale conversion rate and a higher proportion of sales in 2009 to existing owners, which carry a relatively lower marketing cost, reduced selling and marketing expenses as a percentage of sales.

General and Administrative Expenses. General and administrative expenses for Bluegreen Resorts decreased $8.6 million, or 37%, during 2009 as compared to 2008, the result of operating fewer sales offices. As a percentage of system-wide sales, field general and administrative expenses increased from 5% during 2008 to 6% in 2009.

Other Resort Fee-Based Services

The following table sets forth the revenue and costs related our other resort fee-based services (in thousands):

	For the Year Ended

	2008	2009

Revenues:
Fee-based management services	$38,418	$44,620
Title operations	14,116	7,197
Other	6,109	5,197

Total revenues	58,643	57,014

Costs:
Fee-based management services	26,447	24,454
Title operations	3,915	2,185
Net carrying cost of developer inventory	2,627	6,560
Other	9,159	6,478

Total costs	42,148	39,677

Profit:
Fee-based management services	11,971	20,166
Title operations	10,201	5,012
Net carrying cost of developer inventory	(2,627)	(6,560)
Other	(3,050)	(1,281)

Total profit	$16,495	$17,337

Other Resort Fee-Bases Services Revenue. Our other resort fee-based services consist primarily of fees earned for providing management services and fees earned for providing title services for the VOI transactions. In exchange for fees, we provide management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of the Club Resorts and Club Associate Resorts. In connection with our management services provided to the Bluegreen Vacation Club, we manage the club reservation system, provide owner services as well as billing and collections services.

Revenues generated by other resort fee-based services were $58.6 million and $57.0 million during 2008 and 2009, respectively. Revenues related to other resort fee-based services decreased in 2009 as a result of a lower number of VOI sales transactions being processed by our title company subsidiary and on the mix of VOI inventory sold. This decrease was partially offset by additional fees earned by providing services to more VOI owners and from managing more timeshare resorts on behalf of property owners’ associations. As of December 31, 2009, we managed 37 timeshare properties compared to 34 as of December 31, 2008, primarily as a result of entering into new management contracts in connection with our fee-based services.

Cost of Other Resort Fee-Based Services. Cost of other resort fee-based services was $42.1 million and $39.7 million in 2008 and 2009, respectively. Cost of other resort fee-based services decreased due to the decrease in revenues described above. Additionally, cost of other resort services includes the carrying costs of our VOI inventory which relate to maintenance fees and developer subsidies on VOIs in our inventory paid to the property owners’ associations that maintain our resorts. We partially mitigate this expense, to the extent possible, through the rental of our owned VOI units. Accordingly, the net carrying cost of developer inventory fluctuates with the number of VOI units we hold and the number of resorts subject to a developer subsidy arrangement during a period, as well as revenue from rental and sampler activity realized. During the years ended December 31, 2009 and 2008, the carrying cost of our developer inventory totaled approximately $19.8 million and $16.0 million, respectively, and was off-set by rental/sampler revenue, net of expenses, of $13.2 million and $13.4 million, respectively, during those periods. The carrying cost of developer inventory increased in 2009 primarily as a result of the opening of our resorts in Las Vegas, Nevada and Williamsburg, Virginia in the summer of 2008.

Restructuring Charges

During the fourth quarter of 2008, we implemented strategic initiatives in the Resort Division that resulted in the following charges (in thousands):

Charges during 2008

Severance and benefit-related costs(1)	$5,608
Lease termination obligation(2)	4,766
Fixed assets write-downs, net of proceeds (3)	3,760
Other	1,483

Total restructuring	$15,617

(1)	Includes severance payments made to employees, payroll taxes and other benefit related costs in connection with the terminations of over 3,000 employees, as applicable.

(2)

Includes costs associated with noncancelable property and equipment leases that we have ceased to use, as well as termination fees related to the cancellation of certain contractual lease obligations. Included in this amount are future minimum lease payments in excess of estimated sublease income, fees and expenses for which the provisions of the ASC 420, Exit or Disposal Cost Obligations (“ASC 420”) were satisfied.

(3)

Includes write-downs of $1.6 million and $2.2 million for leasehold improvements and property and equipment, respectively, net of a nominal amount of cash received in connection with the sale of the assets.

As of December 31, 2010, our restructuring liability balance was $0.7 million and related entirely to lease termination obligations.

Goodwill Impairment

As a result of our annual impairment testing of goodwill for the year ended December 31, 2008, we determined that the fair value of our Bluegreen Resorts reporting units, based on our overall market capitalization, could not support the book value of goodwill. Accordingly, we wrote-off the balance of our goodwill and recorded a charge of $8.5 million.

Bluegreen Communities

	For the Years Ended

	December 31, 2008		December 31, 2009		December 31, 2010

	Amount	% Sales	Amount	% Sales	Amount	% Sales

	(dollars in thousands)

Sales of real estate	$47,020	100%	$17,613	100%	$11,751	100%
Cost of real estate sales (1)	31,540	67	25,303	144	64,064	(545)

Gross profit	15,480	33	(7,690)	(44)	(52,313)	(445)
Other revenues	3,527	8	1,590	9	1,696	14
Cost of other operations	3,136	7	3,792	22	3,514	30
Selling and marketing expenses	11,746	25	4,571	26	4,684	40
Segment general and administrative expenses (2)	7,699	17	6,636	37	8,271	70

Segment operating loss	$(3,574)	(8)%	$(21,099)	(120)%	$(67,086)	(571)%

(1)

During the years ended December 31, 2008, 2009 and 2010, we incurred non-cash impairment charges of $5.2 million, $13.2 million and $54.6 million, respectively, associated with the write down of Bluegreen Communities inventory.

(2)

General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $54.8 million, $45.1million and $42.2 million for the years ended December 31, 2008, 2009 and 2010, respectively. (See Corporate General and Administrative Expenses below for further discussion).

Bluegreen Communities - Year ended December 31, 2010 compared to the year ended December 31, 2009

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, and excluding sales of bulk parcels:

	Year ended

	December 31, 2009	December 31, 2010

Number of homesites sold	278	239
Average sales price per homesite	$58,198	$61,071

Sales at Bluegreen Communities have been, and continue to be, adversely impacted by the weakening of the economy in general and the deterioration of the real estate markets, in particular. We have experienced continued low demand, especially for our higher priced premium homesites. In response to the deterioration in the real estate markets and in order to stay competitive in certain markets where our competitors have in certain communities aggressively reduced prices, we have significantly reduced prices on completed homesites. In addition, during 2009, we substantially sold out of certain of our communities, which also contributed to the decrease in sales in 2010. The increase in our average sales price per homesite during 2010, compared to 2009 reflects changes in the mix of homesites sold during the respective periods.

On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. There can be no assurance, however, regarding the timing or whether we will elect to pursue any of the strategic alternatives we may consider, or that any such alternatives, if pursued and ultimately consummated, will result in improvements to our financial condition and operating results or otherwise achieve the benefits we expect to realize from the transaction. There can be no assurance that our announcement regarding strategic alternatives will not have a material adverse effect on Bluegreen Communities operations. In addition, impairment charges may be required to the extent that additional market information obtained during the strategic review process indicates that the carrying value of our Bluegreen Communities inventory exceeds its fair value.

Bluegreen Communities’ sales during 2009 and 2010 increased by $1.9 million and decreased by $0.8 million, respectively, as a result of the application of percentage-of-completion method of accounting. Excluding the impact of percentage-of-completion method of accounting from both periods, Bluegreen Communities sales during 2010 decreased by $3.1 million or 19.7% compared to 2009.

Our Bluegreen Communities homesite inventory consists of substantially completed homesites held for sale and land held for the future development of additional homesites. As a result of our continued depressed sales volume, reduced prices, and the impact of current sales levels on the forecasted sell-out period of our projects, during the years ended December 31, 2010 and 2009, we recorded non-cash charges to cost of real estate sales of approximately $54.6 million and $13.2 million, respectively, to write-down the carrying amount of certain phases of our properties to their estimated fair value, less costs to sell, if applicable. We calculated the estimated fair value less costs to sell of these properties based on our analysis of their estimated future cash flows, discounted at rates commensurate with the inherent risk. We estimated future cash flows based upon what we believe to be market participants’ expectations of future performance, given current and projected forecasts of the economy and real estate markets in general as well as the forecasted sell-out periods for each community. As of December 31, 2010, we evaluated the carrying value of our Bluegreen Communities inventory (carrying value was $82.2 million as of December 31, 2010) based upon the probability-weighted average cash flows at various outcomes, including to develop and sell such inventory as retail homesites or to execute on various strategic alternatives which we may pursue in the near term. Based on the sales prices currently being realized on our homesites and our forecasts of sales pace, we believe that our Bluegreen Communities’ inventory carrying value is appropriate. Should the adverse conditions in the real estate markets where we operate continue longer than we have forecasted or deteriorate further, if our performance does not otherwise meet our expectations, or estimates change as we explore strategic alternatives, additional material charges may be recorded.

Variations in cost structures and the market pricing of homesites available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.), also impact the gross margin of Bluegreen Communities from period to period.

Other operations of our Bluegreen Communities business historically included the operation of several daily fee golf courses, as well as realty resale operations at several of our residential land communities. On December 30, 2009, we sold four of our golf courses located in North Carolina and Virginia and have reported the operating results of these golf courses as discontinued operations. We continue to own and operate two golf courses.

During 2010 we continued to focus our marketing efforts on internet, billboards, and regionally based advertising. While we believe this focus will lead to an increase in interest in our properties, we continue to experience relatively lower sales conversion rates. Bluegreen Communities’ total selling and marketing expenses during 2010 remained level with the expenses incurred during 2009. As a percentage of sales, selling and marketing expenses increased from 26% during 2009 to 40% during 2010. The increase in selling and marketing expenses as a percentage of sales in 2010, compared to the same period in 2009, is the result of lower sales in 2010.

Bluegreen Communities’ general and administrative expenses increased during 2010, as compared to 2009, primarily as a result of increased costs to settle litigation and a higher proportion of real estate taxes being expensed as incurred rather than capitalized into inventory due to reduced construction and development spending compared to prior periods.

Bluegreen Communities - Year ended December 31, 2009 compared to the year ended December 31, 2008

The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, and excluding sales of bulk parcels:

	Year ended

	December 31,	December 31,
	2008	2009

Number of homesites sold	442	278
Average sales price per homesite	$80,455	$58,198

Bluegreen Communities’ sales decreased $29.4 million, or 63%, during 2009, as compared to 2008. We experienced continued low demand, especially in our higher priced premium homesites. Throughout 2009, we continued to significantly reduce prices on completed homesites at certain communities. The decline in our average sales price per homesite in 2009 from 2008 reflects the sale of reduced price homesites as well as increased sales at communities with lower price levels. Before giving effect to the percentage-of-completion method of accounting and state rescission statutes, during 2009, we entered into contracts to sell homesites totaling $15.5 million, as compared to $32.0 million during 2008.

Bluegreen Communities’ sales were increased as a result of the application of the percentage-of-completion method of accounting by $10.8 million and $1.9 million during 2008 and 2009, respectively.

As a result of our decreased volume, reduced prices, and the impact of reduced sales on the forecasted sell-out period of our projects, we recorded non-cash charges to cost of real estate sales of approximately $13.2 million and $5.2 million during 2009 and 2008, respectively, to write-down the inventory balances of certain phases of our Communities properties, to their estimated net realizable value. We calculated the estimated net realizable value of these properties based on our analysis of their estimated future cash flows, given what we believed to be reasonable assumptions.

Excluding the inventory charges, Bluegreen Communities’ gross margin decreased from 44% during 2008 to 31% during the same period in 2009. Gross margin was negatively impacted in 2009 by the reductions in sales prices of certain completed homesites, as well as the sale of a bulk parcel in Texas, at cost.

Other Bluegreen Communities operations historically included the operation of several daily fee golf courses, as well as realty resale operations at several of our residential land communities. On December 30, 2009 we sold four of our golf courses located in North Carolina and Virginia and recognized a $10.5 million non-cash loss in connection with the sale. The operating results of the four golf courses sold, and the loss on disposal recognized as a result of the sale, are included in discontinued operations. Other Communities operations generated a pretax loss of $2.2 million in 2009 compared to a pretax profit of $0.4 million in 2008. The higher profit earned during 2008 reflects the one-time profit of approximately $1.4 million associated with the sale of our right to purchase a property in North Carolina and decreased golf course green fee volume for part of 2009, which was partially off-set by lower cost of generating such revenues as we attempted to manage our golf course operating costs commensurate with the reduced level of play.

Total selling and marketing expenses for Bluegreen Communities decreased $7.2 million, or 61%, during 2009 as compared to 2008. As a percentage of sales, selling and marketing expenses increased from 25% during 2008 to 26% during 2009. Throughout 2009, we continued to reduce our overall advertising spending as we implemented a regionally-based sales and marketing strategy.

In anticipation of lower 2009 sales volume, we took steps to reduce Bluegreen Communities general and administrative expenses by reducing our staffing levels and operating fewer sales offices. As a result, Bluegreen Communities’ general and administrative expenses decreased $1.1 million, or 14%, during 2009 as compared to 2008.

Finance Operations

As of December 31, 2010, our finance operations included the excess interest spread earned on $712.1 million of notes receivable. This amount reflects the consolidation on January 1, 2010 of notes receivable held by special purpose finance entities that were previously not consolidated by us in accordance with then-prevailing generally accepted accounting principles.

Profit from Notes Receivable Portfolio and Mortgage Servicing Operations. The following table details the sources of income and related expenses associated with our notes receivable portfolio (in thousands):

	For the Years Ended December 31,

	2008	2009	2010

Interest Income:
Notes receivable:
Non-securitized	$23,656	$26,538	$25,766
Securitized	14,756	23,412	80,508
Retained interest in notes receivable sold	17,729	19,186	—
Other	1,690	201	189

Total interest income	57,831	69,337	106,463

Servicing Fee Income:
Securitized notes receivable	9,436	7,612	—
Fee-based services	—	—	191

Total income	67,267	76,949	106,654

Interest Expense:
Receivable-backed notes payable:
Non-recourse	4,421	8,434	36,356
Recourse	3,111	5,518	7,122

Total interest expense on receivable-backed notes payable	7,532	13,952	43,478
Cost of mortgage servicing operations	1,893	2,023	2,349

Total expenses	9,425	15,975	45,827

Pre-tax profit on notes receivable portfolio and mortgage servicing operations	$57,842	$60,974	$60,827

The increase in total interest income on notes receivable during 2010 as compared to 2009 reflects a higher average balance of our vacation ownership notes receivable and to a lesser extent, higher interest rates charged on timeshare loans originated on or after November 1, 2008. As discussed above, the average balances of our notes receivable increased during 2010 as a result of the consolidation of notes receivable held by seven of our special purpose finance entities that were previously reported “off-balance-sheet.” Accordingly, we previously did not recognize interest income on such notes receivable, but instead recognized interest income through the accretion of interest on our retained interests in the notes held by these entities.

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

During 2009, the fair value of our retained interests in VOI notes receivable was adversely affected by an increase in the discount rate and unfavorable changes in our estimate of the amount and timing of future cash flows on our retained interests. The higher discount rate during 2009 reflects an increase in our estimate of the yield which would be required by a potential investor in our retained interests as of December 31, 2009, as compared to 2008.

Mortgage Servicing Operations. Our mortgage servicing operations include processing payments, and collection of notes receivable owned by us, as well as on notes receivable owned by third parties. In addition, our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities, as well as perform monthly reporting activities for our lenders and receivable investors. Prior to the adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010, we recognized servicing fee income for providing mortgage servicing for notes receivable that had been sold to off-balance-sheet special purpose finance entities and for providing loan services to third-party portfolio owners on a cash-fee basis. Effective January 1, 2010, we ceased recognizing servicing fee income for providing mortgage servicing to our special purpose finance entities as such entities are now consolidated by us. While we still receive mortgage servicing fees for servicing our securitized notes receivable, these amounts are now accounted for as a component of interest income.

During 2010, servicing fee income represented mortgage servicing fees earned for servicing the loan portfolio of a third-party developer in connection with one of our fee-based services arrangements. As of December 31, 2010, the total amount of notes receivable serviced by us under this arrangement was $23.8 million.

The average aggregate principal balance of notes receivables serviced on behalf of third parties decreased during 2009 as compared to 2008, as our “off-balance sheet” securitized notes receivable continued to amortize, resulting in lower servicing fee income during 2009 as compared to 2008.

Interest Expense. The increase in interest expense on receivable-backed notes payable in 2010 reflects a higher average debt balance of additional non-recourse receivable-backed debt recorded on our balance sheet as a result of the consolidation of seven special purpose finance entities as of January 1, 2010. As of December 31, 2010, the outstanding balance of the non-recourse receivable-backed debt previously reported “off-balance sheet” was $328.6 million.

Our other interest expense, which is mainly comprised of interest on lines of credit and notes payable and our subordinated debentures, was $13.4 million, $22.2 million and $22.3 million during 2008, 2009 and 2010, respectively.

Other interest expense remained at consistent levels in 2010 as compared to 2009, as the benefit of a lower average debt balance and lower interest rates on our junior subordinated debentures was offset by higher interest rates on certain extensions to our existing debt agreements.

Other interest expense increased during 2009 as compared to 2008 as a result of a higher average debt balance and significantly lower amounts capitalized to construction in progress, as described below. Additional interest expense from a higher debt balance in 2009 was partially offset by a decline in our average interest rate in 2009 due to the repayment in March 2008 of $55 million of 10.5% senior secured notes and the decrease, in general, in the variable rates on certain of our debt.

Our effective cost of borrowing was 7.36%, 6.36% and 7.46% during 2008, 2009 and 2010, respectively.

A portion of our interest expense, which directly relates to interest on development spending, is capitalized to construction in progress. Interest expense capitalized to construction in progress varies based upon the amount of construction and development spending during the period. Total interest expense capitalized to construction in progress was $12.8 million and $1.6 million for 2008 and 2009, respectively, and was insignificant during 2010. The reduction in the interest expense capitalized to construction in progress during 2009 and 2010 is due to a significantly reduced level of construction and development spending during those periods.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Overall corporate and general administrative costs may fluctuate between periods for various reasons, including but not limited to the timing of professional services and litigation expenses. In addition, consistent with our segment reporting treatment, changes in the payroll accrual between reporting periods for the entire company are recorded as corporate general and administrative expense. Corporate general and administrative expenses, excluding mortgage servicing operations, were $54.8 million, $45.1 million and $42.2 million for 2008, 2009 and 2010, respectively. The $2.9 million, or 6%, decrease in 2010 compared to 2009 primarily relates to lower litigation costs, the benefit of higher than expected forfeitures on certain stock grants and lower company-wide benefit costs. The $9.7 million, or 18%, decrease in corporate general and administrative expenses during 2009 as compared to 2008 reflects reductions in headcount at our corporate headquarters, offset in part by higher costs related to ongoing litigation and consulting fees paid to outside consultants.

For a discussion of field selling, general and administrative expenses, see discussion above.

Other Expense, Net. Other expense, net was $1.6 million, $1.8 million and $2.8 million for 2008, 2009 and 2010, respectively. Other expense, net incurred during 2010 includes a $1.6 million non-cash impairment charge related to a write-down of one of our assets to be disposed of by sale. Other expense, net incurred during 2009 reflects approximately $3.2 million incurred in connection with exploring possible alternatives for obtaining liquidity of our notes receivable partially offset by the benefit of the termination of certain of our accrued lease obligations in an amount which was approximately $0.7 million lower than we previously estimated. Other expense, net incurred in 2008 primarily reflects a loss on disposal of various fixed assets a result of closing certain of our off-site sales offices.

Discontinued Operations. During the fourth quarter of 2009, we sold four of our golf courses located in North Carolina and Virginia for cash proceeds of approximately $9.4 million and the net loss on the sale of the golf courses of $10.5 million has been recorded in discontinued operations. Revenues and expenses from these golf courses have also been reclassified to discontinued operations and consist of the following:

	For the Year Ended December 31,

	2008	2009

Golf operations revenue	$7,182	$6,244
Cost of operations	7,170	6,924

Income (loss) from discontinued operations before provision for income taxes	12	(680)

Loss on the disposal of golf courses	—	(10,544)
Provision (benefit) for income taxes	13	(3,957)

Loss from discontinued operations	$(1)	$(7,267)

Non-controlling Interests in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our consolidated financial statements. The non-controlling interests in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interests in income of consolidated Subsidiary was $7.1 million, $7.5 million and $8.1 million for 2008, 2009, and 2010, respectively.

Provision (Benefit) for Income Taxes. Our annual effective tax rate has historically ranged between 35% and 40%, based upon the mix of taxable earnings among the various states in which we operate. Our benefit from income taxes in 2009 includes a one-time benefit of approximately $4.6 million for an adjustment to deferred income taxes in the second quarter of 2009, a result of certain temporary book and tax differences being deemed permanent (see Note 13 to the Consolidated Financial Statements).

Summary. Our net loss for 2008, 2009 and 2010 was $0.5 million, $3.6 million and $44.0 million, respectively, as a result of the various factors described above.

Changes in Financial Condition

The following table summarizes our cash flows for 2008, 2009 and 2010 (in thousands):

	Year Ended

	2008	2009	2010

Cash flows (used in) provided by operating activities	$(230,421)	$14,575	$163,940
Cash flows provided by (used in) investing activities	15,954	45,647	(5,910)
Cash flows provided by (used in) financing activities	149,515	(50,292)	(156,436)

Net (decrease) increase in cash and cash equivalents	$(64,952)	$9,930	$1,594

Cash Flows from Operating Activities. We generated $163.9 million of cash from our operating activities during 2010, as compared to $14.6 million of cash generated during 2009. The increase in cash flows from operating activities during 2010 was primarily a result of our consolidation of assets, liabilities, and operations of special purpose finance entities upon our adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010, which resulted in changes to our cash flow statement in the form of additional cash receipts from securitized notes receivable now being included in operating cash flows (see Note 2 to our consolidated financial statements for further information). Previously, these special purpose finance entities were not consolidated and the net cash flow associated with their operations (which consist of collecting principal and interest payments on notes receivable and making interest and debt repayments) was recorded as a component of investing activities as cash received from retained interests. The increase in cash flows from operating activities also was the result of significantly lower development spending, our successful efforts to receive larger down payments on our sales and generate a higher percentage of cash VOI sales, and increased revenues related to our fee-based services, substantially all of which are provided on a cash basis.

We generated $14.6 million of cash from our operating activities during 2009, as compared to $230.4 million of cash used during 2008. The increase in cash flows from operating activities during 2009 compared to 2008 was primarily a result of significantly lower 2009 inventory development spending, our successful efforts to receive larger down payments and generate a higher percentage of cash from VOI sales, and lower selling, general and administrative expenses as a result of the successful implementation of certain strategic initiatives in the fourth quarter of 2008 (see Liquidity and Capital Resources below). In addition, operating cash flows for 2008 benefited from $55.7 million of proceeds from “off-balance sheet” sales of note receivable with no such proceeds included in operating cash flows during 2009. To the extent we provide financing to customers who qualify, operating cash flows are expected to be negative in periods where sales and marketing expenses exceed cash collections from VOI sales. We monetize our receivables through various on-balance sheet purchase facilities and hypothecation facilities, the cash flows from which are included in cash provided by financing activities. Only when we previously structured receivable finance transactions as “off-balance sheet” sales did the associated cash proceeds increase cash from operating activities.

Cash Flows from Investing Activities. We used $5.9 million of cash in our investing activities during 2010, as compared to $45.6 million of cash generated during 2009. The decrease in cash flows from investing activities during 2010 was primarily the result of the required reclassification of cash received from retained interests in notes receivable sold as a result of the adoption of the new accounting guidance (as discussed above in Cash Flows from Operating Activities) compared to amounts received in 2009. Additionally, during 2010 we reduced our spending for property and equipment to $3.7 million, as compared to $7.5 million in 2009, and, we realized $9.4 million of cash from the sale of golf courses in 2009.

We generated $45.6 million of cash in our investing activities during 2009, as compared to $16.0 million of cash generated during 2008. Cash flows provided by investing activities increased $29.7 million from $15.9 million during 2008 to $45.6 million during 2009. The increase was the result of lower 2009 purchases of property and equipment ($7.5 million in 2009 compared to $22.9 million in 2008), partially offset by lower cash received in 2009 from our retained interests in notes receivable sold as compared to amounts received in 2008. In addition, we paid $6.1 million in 2008 to acquire the real estate and operations at two resorts, The Royal Suites at Atlantic Palace in Atlantic City, New Jersey, and Club La Pension in New Orleans, Louisiana, each of which constituted the purchase of a business. No such business acquisitions were made in 2009. In addition, in 2009, we realized $9.4 million of cash from the sale of golf courses.

Cash Flows from Financing Activities. We used $156.4 million of cash in our financing activities during 2010, as compared to $50.3 million of cash used during 2009. The increase in the cash used in financing activities during 2010 was related to net repayments (i.e., repayments net of borrowings) of $82.4 million related to our debt collateralized by notes receivable during 2010, compared to net repayments of $8.5 million during 2009. The securitization debt is repaid as mortgage payments are received on the notes receivable that serve as collateral for the debt. The net repayments of notes receivable-backed debt in 2010 reflect the consolidation of securitization debt as a result of adopting ASU 2009-16 and ASU 2009-17 effective January 1, 2010. Additionally, we entered into two securitization transactions during 2010 for gross proceeds of $131.9 million, $117.9 of which was used to pay down the Company’s existing receivables purchase facility with BB&T. In addition, we repaid $56.9 million under our lines-of-credit and notes payable during 2010, compared to net repayments of $37.1 million during 2009. For additional information on the availability of cash from our existing credit facilities as well as our repayment obligations, see Liquidity and Capital Resources below.

We used $50.3 million of cash in our financing activities during 2009, as compared to $149.5 million of cash generated during 2008. In 2008, we borrowed $393.3 million and repaid $185.9 million of debt under our various receivable-backed notes payable, lines of credit and other notes payable. This compares to borrowings of $93.5 million and repayments of $139.1 million under such debt instruments during 2009. In addition, net cash flows from financing activities for the 2008 period were reduced by the repayment of our $55.0 million senior secured notes on March 31, 2008. See “Liquidity and Capital Resources” for a further discussion of our financing activities.

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

Sales of VOIs accounted for 96% of our system-wide sales during 2010. As a result of initiatives implemented in the fourth quarter of 2008, we have in recent years realized higher down payments and a higher percentage of cash sales in connection with VOI sales compared to prior years. Including down payments received on financed sales, 54% of our VOI sales were paid in cash within approximately 30 days from the contract date.

While the vacation ownership business has historically been capital intensive, our principal goals in the current environment are to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by i) incentivizing our sales associates to generate higher percentages of our sales in cash compared to historical levels; ii) maintaining sales volumes that allow us to focus on what we believe to be the most efficient marketing channels available to us; iii) minimizing capital and inventory expenditures; and iv) utilizing our sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for us.

Historically, our business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers is a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor in our ability to meet our short and long-term cash needs. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Although we believe that we currently have adequate completed VOIs in inventory to satisfy our needs for the next several years, and therefore, expect acquisition and development expenditures to remain at current levels in the near future, we may decide to acquire or develop more inventory in the future, which would increase our acquisition and development expenditures and may require us to incur additional debt.

During 2010, we successfully renewed and extended several of our existing credit facilities. We also entered into a $20.0 million timeshare receivables hypothecation facility with National Bank of Arizona and a $20.0 million timeshare receivables purchase facility with Quorum Federal Credit Union. Additionally, we successfully completed two securitization transactions. In September of 2010, we securitized $36.1 million of the lowest FICO® score loans previously financed by the BB&T purchase facility for gross proceeds of $24.3 million and in December of 2010, we securitized an additional $126.2 million of our higher-FICO® score loans for gross proceeds of $107.6 million, a portion of which was used to repay all amounts then outstanding under the Company’s existing receivables purchase facility with BB&T.

The challenging credit markets have negatively impacted our financing activities in recent years. While the credit markets appear to be recovering and we consummated term securitizations and entered into new financing facilities during 2010, the number of banks and other finance companies willing to provide “warehouse” lines of credit for timeshare receivables has decreased. There is no assurance that we will be able to renew our existing receivable-backed lines of credit when their current advance periods expire or secure new future financing for our VOI notes receivable on acceptable terms, if at all. In addition, the securitization market has become unavailable for extended periods of time in the past and there can be no assurances that it will not become unavailable to us in the future.

Further, while we may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, there is no assurance that such financing will be available to us on favorable terms or at all. If our efforts are unsuccessful, our liquidity would be significantly adversely impacted. In light of the current trading price of our common stock, financing involving the issuance of our common stock or securities convertible into our common stock would be highly dilutive to our existing shareholders.

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant cash requirements to service debt reduces the funds available for operations and future business opportunities and increases our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments, or pay cash dividends on or repurchase common stock; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our financing arrangements materially limit our ability to pay cash dividends on our common stock or our ability to repurchase shares in the near term. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

Credit Facilities

The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of December 31, 2010. These facilities do not constitute all of our outstanding indebtedness as of December 31, 2010. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of December 31, 2010 (in thousands):

	Borrowing Limit	Outstanding Balance as of December 31, 2010	Availability as of December 31, 2010	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2010

				December 2011;	Prime Rate
BB&T Purchase Facility(1)	$75,000	$—	$75,000	September 2023	+2.00%(2); 5.25%

				December 2011;
Quorum Facility	20,000	108	19,892	December 2030	8.00%

	$95,000	$108	$94,892

We had the following credit facilities with future availability as of February 28, 2011 (in thousands):

	Borrowing Limit	Outstanding Balance as of February 28, 2011	Availability as of February 28, 2011	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of February 28, 2011

				December 2011;	Prime Rate
BB&T Purchase Facility(1)	$75,000	$1,026	$73,974	September 2023	+2.00%(2); 5.25%

				December 2011;
Quorum Facility	20,000	706	19,294	December 2030	8.00%

					30 day
				June 2011;	LIBOR+5.25%;
NBA Receivables Facility(3)	20,000	17,290	2,710	June 2018	6.75%(5)

				February 2013;	Prime Rate
Liberty Bank Facility(1)(4)	60,000	46,978	13,022	February 2016	+2.25%; 6.50%(6)

	$175,000	$66,000	$109,000

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.
(2)

The borrowing rate is subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, subject to a maximum interest rate of the Prime Rate plus 3.5%, once the facility equals or exceeds $50.0 million.

(3)

We have received a term sheet to amend our existing National Bank of Arizona (“NBA”) facility to allow us to pledge additional timeshare receivables up to the borrowing limit, with the additional advances not to exceed $5.0 million. There can be no assurance that we will close on this amendment on favorable terms, if at all.

(4)

In February 2011, we revised the terms of and extended the revolving advance period of the Liberty Bank Facility with certain existing participants in the Liberty-led syndicate. In addition to the $47.0 million outstanding to the extending participants reflected in this table, an additional $17.4 million is outstanding as of February 28, 2011 to the other participants. This amount outstanding to the other participants does not reduce the availability under the extended Liberty Bank Facility. See Other Outstanding Receivable-Backed Notes Payable below for further information regarding the terms of this amendment and extension.

(5)	Interest charged on this facility is subject to a floor of 6.75%
(6)	Interest charged on this facility is subject to a floor of 6.50%

BB&T Purchase Facility. We have a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”). The BB&T Purchase Facility provides a revolving advance period through December 17, 2011. The interest rates on future advances under the facility are the Prime Rate plus 2.0%, subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, with a maximum interest rate of the Prime Rate plus 3.5%, once the facility equals or exceeds $50.0 million. We receive all of the excess cash flows generated by the timeshare receivables transferred to BB&T under the facility (excess meaning after customary payment of fees, interest and principal under the facility). The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5%, subject to the terms of the facility.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.

As of December 31, 2010, the entire $75.0 million facility was available to be drawn upon, subject to eligible collateral and what we believe to be customary terms and conditions.

Quorum Facility. On December 22, 2010, we entered into a new timeshare receivables purchase facility (the “Quorum Facility”) with Quorum Federal Credit Union (“Quorum”). The Quorum Facility allows for the sale of timeshare notes receivable on a non-recourse basis, pursuant to the terms of the facility and subject to certain conditions precedent. Quorum has agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The terms of the Quorum Facility reflect an 80% advance rate and a program fee rate of 8% per annum through August 31, 2011, and terms to be agreed upon through December 22, 2011. Eligibility requirements for receivables sold include, amongst others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. The Quorum Facility contemplates the ability of Quorum to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. Subject to performance of the collateral, we will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payment of fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

Other Outstanding Receivable-Backed Notes Payable

We have outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. We had the following outstanding balances under such credit facilities as of December 31, 2010 (in thousands):

	Balance as of December 31, 2010	Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2010

Liberty Bank Facility	$67,514	August 27, 2014	Prime + 2.25%; 6.50%(1) 30 day
GE Bluegreen/Big Cedar Facility	23,877	August 16, 2016	LIBOR+1.75%; 2.01%
Legacy Securitization (2)	22,759	September 2, 2025	12.00%(2) 30 day
RFA Receivables Facility	3,159	February 15, 2015	LIBOR+4.00%; 4.26%
NBA Receivable Facility	18,351	September 30, 2017	30 Day LIBOR + 5.25%; 6.75%(3)
Non-recourse Securitization Debt	436,271	Varies	Varies

	$571,931

(1)	Interest charged on this facility is subject to a floor of 6.50%
(2)

Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $2.6 million.

(3)	Interest charged on this facility is subject to a floor of 6.75%

Liberty Bank Facility. As of December 31, 2010, we had a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“Liberty Bank Facility”). During 2010, we pledged $27.6 million of VOI notes receivable to this facility and received cash proceeds of $27.4 million. We also repaid $18.9 million on the facility. As of December 31, 2010, we had no availability under the facility as the revolving advance period has expired.

In February 2011, we revised the terms of and extended the Liberty Bank Facility. The revised $60.0 million facility (“New Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to terms and conditions we believe to be customary for transactions of this type. Availability under the New Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the existing Liberty Bank Facility. At February 28, 2011, the date of the transaction, such currently outstanding amounts under the existing Liberty Bank Facility were approximately $47.0 million, therefore, initial availability under the New Liberty Bank Facility was approximately $13.0 million, but as outstanding amounts on the existing facility amortize over time, the New Liberty Bank Facility will revolve up to $60.0 million, subject to eligible collateral and customary terms and conditions. Principal and interest will be paid as cash is collected on the pledged receivables, with the remaining balance due in February 2016.

Indebtedness under the New Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50%.

As a result of the significant non-cash charges associated with loan loss reserves and Communities’ inventory impairments as of December 31, 2010, we would have been in violation of one of the original net worth covenants under the Liberty Bank Facility as of that date. However, in March 2011, Liberty Bank confirmed that the covenants contained in the New Liberty Bank Facility superseded the covenants contained in the original facility. The Company was in compliance with all applicable covenants as of December 31, 2010.

The GE Bluegreen/Big Cedar Receivables Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30 day LIBOR rate plus 1.75%. During 2010, we repaid $8.9 million on this facility.

Legacy Securitization. In September 2010, we completed a securitization transaction of the lowest FICO®-score loans previously financed in the BB&T Purchase Facility. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, the date that we implemented our FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this securitization, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. The notes payable generated gross proceeds to us of $24.3 million (before fees and reserves and expenses we believe to be customary for transactions of this type), which were used to repay a portion of the outstanding balance under the BB&T Purchase Facility.

We guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equivalent to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During 2010, we repaid $1.7 million of the outstanding balance on the Legacy Securitization notes payable.

NBA Receivables Facility. In September 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare receivables hypothecation facility with National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provides for an 85% advance on $23.5 million of eligible receivables, all of which were pledged under the facility at closing, subject to terms and conditions which we believe to be customary for facilities of this type. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining balance due in September 2017. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of December 31, 2010). During 2010, we repaid $1.6 million on this facility.

We have received a term sheet from NBA to amend our existing facility to allow us to pledge additional timeshare receivables up to the borrowing limit, with the additional advances not to exceed $5.0 million. There can be no assurance that we will enter into this amendment on the contemplated terms, if at all.

Receivable-Backed Notes Payable Previously Reported as Off-Balance-Sheet – Non-Recourse Securitization Debt

See Note 9 to our Consolidated Financial Statements for information related to the debt obligations that were previously reported off-balance-sheet.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our Bluegreen Resorts or Bluegreen Communities inventories. As of December 31, 2010, these included the following significant items (in thousands):

	Balance as of December 31, 2010	Borrowing Maturity (1)	Borrowing Rate; Rate as of December 31, 2010

RFA AD&C Facility	$52,264	Varies by loan (2)	30 day LIBOR+4.50%; 4.76%

H4BG Communities Facility	30,842	December 31, 2012	Prime + 2.00%; 8.00% (3)

Textron AD&C Facility	9,290	Varies by loan (2)	Prime + 1.25 - 1.50%; 4.50% – 4.75%

Wells Fargo Term Loan	30,776	April 30, 2012	30 day LIBOR + 6.87%; 7.13%

	$123,172

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between December 31, 2010 and maturity.
(2)	The maturity dates for this facility vary by loan as discussed below.
(3)	The interest rate on this facility is subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter.

RFA AD&C Facility. In September 2010, GMAC assigned all rights, title, and interest in this facility (previously known as GMAC AD&C Facility) to Resort Finance America, LLC (“RFA”). This assignment did not affect any of the material financial terms of the loan agreement. This facility was used to finance the acquisition and development of certain of our resorts and currently has two outstanding project loans. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”) is June 30, 2012. Approximately $49.9 million was outstanding on the Club 36 Loan as of December 31, 2010, $27.3 million of which is due by October 31, 2011. The maturity date for the project loan collateralized by our Fountains resort in Orlando, Florida (the “Fountains Loan”) is March 31, 2011. Approximately $2.4 million was outstanding on this loan as of December 31, 2010. Principal payments are effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the RFA AD&C Facility are sold, subject to periodic minimum required amortization on the Club 36 Loan and the Fountains Loans. As of December 31, 2010, we had no availability under this facility. During 2010, we repaid $35.2 million of the outstanding balance under this facility.

H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by our golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia).

Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2.0%, subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter. During 2010, we repaid $7.6 million on this facility.

Textron AD&C Facility. In April 2008, Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility has historically been used to facilitate the borrowing of funds for resort acquisition and development activities. We have guaranteed all sub-loans under the master agreement. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% - 1.50% and is due monthly. The advance period under the Textron AD&C Facility has expired.

On October 28, 2009, we entered into an amendment to the Textron AD&C Facility and a sub-loan under the Facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Odyssey Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan to December 31, 2011, and revised the periodic minimum required principal amortization. As amended, our minimum required principal payments are $1.0 million per quarter through maturity. We pay Textron principal payments as we sell timeshare interests that collateralize the Odyssey Sub-Loan, subject to periodic minimum required principal amortization. As of December 31, 2010, our outstanding borrowings under the Sub-Loan totaled approximately $3.6 million.

The sub-loan used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey was $5.7 million as of December 31, 2010 (the “Atlantic Palace Sub-Loan”). We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.

We have guaranteed all sub-loans under the Textron AD&C Facility. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% - 1.50% and is due monthly. During 2010, we repaid $3.5 million under this facility.

Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which amended, restated and consolidated our then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line-of-credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, we made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the then-existing Wachovia debt. Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization as of December 31, 2010, of $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, we pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in the 2010 Term Securitization. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.13% as of December 31, 2010).

During 2010, we repaid $5.6 million on this facility.

Commitments

Our material commitments as of December 31, 2010 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal and interest payments, respectively, net of unamortized discount, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of December 31, 2010, (in thousands):

	Payments Due by Period

Contractual Obligations	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Receivable-backed notes payable(1)	$—	$—	$80,823	$491,108	$571,931
Lines-of-credit and notes payable	52,396	74,522	12,909	2,293	142,120
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	9,379	12,986	9,819	26,206	58,390

Total contractual obligations	$61,775	$87,508	$103,551	$630,434	$883,268

(1)	Legacy Securitization payments included in the Receivable-backed notes payable after 5 years are presented net of a discount of $2.6 million.

We estimate that the cash required to satisfy our development obligations related to resort buildings and resort amenities was approximately $6.0 million as of December 31, 2010. We estimate that the cash required to satisfy our development obligations related to communities was approximately $5.0 million as of December 31, 2010. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next three to ten years, primarily with cash generated from operations. There is no assurance that we will be able to generate the cash from operations necessary to complete these commitments or that actual costs will not exceed the amounts estimated.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities we intend to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and receivable-backed credit facility extensions discussed above and the ongoing availability of credit. We will continue our efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. We may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. No assurance can be given that we will not be required to seek waivers of such covenants, that we will be successful in obtaining waivers, or that such covenants will not limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. Further, although we do not currently believe that any such transactions currently are, or are likely to be, structured so as to materially limit our ability to pay cash dividends on our common stock or our ability to repurchase shares in the near term, there is no assurance this will remain true in the future. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Off-balance-sheet Arrangements

As of December 31, 2010, we did not have any “off-balance sheet” arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Inflation and Changing Prices Risk

We believe that inflation and changing prices have had a material impact on our revenues and results of operations. We have increased the sales prices of our VOIs periodically and have experienced increased construction and development costs from time to time during the last several years. There is no assurance that we will be able to increase or maintain the current level of our sales prices or that increased construction costs will not have a material adverse impact on our gross margin. In addition, to the extent that inflation in general or increased prices for our VOIs adversely impacts consumer demand, our results of operations could be adversely impacted. While we have previously reduced sales prices of our homesites in response to low levels of consumer demand, these same factors may continue to affect our Bluegreen Communities segment in the future.

Foreign Currency Risk

During 2010, our total revenues and net assets denominated in a currency other than U.S. dollars represented approximately 3% and less than 1% of our consolidated revenues and our consolidated assets, respectively. Sales generated by Bluegreen Properties, N.V., our subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

As of December 31, 2010, we had fixed interest rate debt of approximately $556.1 million and floating interest rate debt of approximately $268.8 million. In addition, our notes receivable from VOI and homesite customers were comprised of $703.5 million of fixed rate loans and $5.8 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase. If interest rates increased or decreased one percentage point, the effect on interest expense related to our variable-rate debt would be an annual increase or a decrease of approximately $2.7 million, based on December 31, 2010 balances. A similar change in interest rates would affect the total fair value of our fixed rate debt by an immaterial amount. This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a change in interest rates, we would likely attempt to take actions to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLUEGREEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2009	December 31, 2010

ASSETS
Unrestricted cash and cash equivalents	$70,491	$72,085
Restricted cash ($5,198 and $41,243 held by VIEs at December 31, 2009 and December 31, 2010, respectively)	23,908	53,922
Contracts receivable, net	4,826	1,843
Notes receivable including gross securitized notes of $169,041 and $533,343 (net of allowance of $46,826 and $143,160 at December 31, 2009 and 2010, respectively)	309,307	568,985
Prepaid expenses	7,884	4,882
Other assets	35,054	54,947
Inventory	515,917	419,877
Retained interests in notes receivable sold	78,313	—
Property and equipment, net	85,565	79,391

Total assets	$1,131,265	$1,255,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$14,846	$8,243
Accrued liabilities and other	51,083	60,518
Deferred income	14,883	17,550
Deferred income taxes	87,797	25,605
Receivable-backed notes payable - recourse ($0 and $22,759 held by VIEs at December 31, 2009 and 2010, respectively)	111,526	135,660
Receivable-backed notes payable - non-recourse (held by VIEs)	131,302	436,271
Lines-of-credit and notes payable	185,781	142,120
Junior subordinated debentures	110,827	110,827

Total liabilities	$708,045	$936,794

Commitments and contingencies (Note 12)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 140,000 shares authorized; 34,099 and 34,083 shares issued at December 31, 2009 and 2010, respectively	341	341
Additional paid-in capital	187,006	189,580
Treasury stock, 2,756 common shares at both December 31, 2009 and 2010, at cost	(12,885)	(12,885)
Accumulated other comprehensive loss, net of income taxes	(608)	—
Retained earnings	212,376	107,129

Total Bluegreen Corporation shareholders’ equity	386,230	284,165
Non-controlling interest	36,990	34,973

Total shareholders’ equity	423,220	319,138

Total liabilities and shareholders’ equity	$1,131,265	$1,255,932

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010

Revenues:
Gross sales of real estate	$542,632	$250,573	$231,680
Estimated uncollectible VOI notes receivable	(75,847)	(31,205)	(94,164)
Gains on sales of VOI notes receivable	8,245	—	—

Sales of real estate	475,030	219,368	137,516

Other resort and communities operations revenue	62,170	58,604	68,732
Fee-based sales commission revenue	—	20,057	52,966
Interest income	57,831	69,337	106,463

	595,031	367,366	365,677

Costs and expenses:
Cost of real estate sales	130,267	91,892	93,079
Cost of other resort and communities operations	45,284	43,469	47,554
Selling, general and administrative expenses	365,503	185,536	214,509
Interest expense	20,888	36,132	65,795
Other expense, net	1,637	1,810	2,839
Restructuring charges	15,617	—	—
Goodwill impairment charge	8,502	—	—

	587,698	358,839	423,776

Income (loss) before non-controlling interest, provision (benefit) for income taxes and discontinued operations	7,333	8,527	(58,099)
Provision (benefit) for income taxes	753	(2,640)	(22,227)

Income (loss) from continuing operations	6,580	11,167	(35,872)
Loss from discontinued operations	(1)	(7,267)	—

Net income (loss)	6,579	3,900	(35,872)
Less: Net income attributable to non-controlling interest	7,095	7,472	8,094

Net loss attributable to Bluegreen Corporation	$(516)	$(3,572)	$(43,966)

Income (loss) from continuing operations attributable to
Bluegreen Corporation per common share – Basic:
(Loss) earnings per share from continuing operations attributable to Bluegreen shareholders	$(0.02)	$0.12	$(1.41)
Loss per share for discontinued operations	—	(0.23)	—

Loss per share attributable to Bluegreen shareholders	$(0.02)	$(0.11)	$(1.41)

Income (loss) from continuing operations attributable to
Bluegreen Corporation per common share - Diluted

(Loss) earnings per share from continuing operations attributable to Bluegreen shareholders	$(0.02)	$0.12	$(1.41)
Loss per share for discontinued operations	—	(0.23)	—

Loss per share attributable to Bluegreen shareholders	$(0.02)	$(0.11)	$(1.41)

Weighted average number of common shares:
Basic	31,241	31,088	31,165

Diluted	31,241	31,100	31,165

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

			Equity Attributable to Bluegreen Shareholders

Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), net of Income Taxes	Equity Attributable to Non- Controlling Interests

33,957	Balance at December 31, 2007	$407,531	$339	$178,144	$209,702	$(12,885)	$9,808	$22,423
—	Net income (loss)	6,579	—	—	(516)	—	—	7,095
—	Other comprehensive loss	(6,635)	—	—	—	—	(6,635)	—
—	Stock compensation	4,378	—	4,378	—	—	—	—
39	Shares issued upon exercise of stock options	132	—	132	—	—	—	—

33,996	Balance at December 31, 2008	411,985	339	182,654	209,186	(12,885)	3,173	29,518
—	Net income (loss)	3,900	—	—	(3,572)	—	—	7,472
—	Other comprehensive income	405	—	—	—	—	405	—
—	Stock compensation	4,404	—	4,404	—	—	—	—
103	Vesting of restricted stock	2	2	—	—	—	—	—
—	Stock issuance costs	(52)	—	(52)	—	—	—	—
—	Cummulative effect (See Note 5)	2,576	—	—	6,762	—	(4,186)	—

34,099	Balance at December 31, 2009	423,220	341	187,006	212,376	(12,885)	(608)	36,990
—	Impact of adoption of ASU 2009-16 and 2009-17	(60,673)	—	—	(61,281)	—	608	—

34,099	Balance at January 1, 2010	362,547	341	187,006	151,095	(12,885)	—	36,990
—	Net income (loss)	(35,872)	—	—	(43,966)	—	—	8,094
—	Member distibution to non-controlling interest holder	(10,111)	—	—	—	—	—	(10,111)
(16)	Stock compensation	2,574	—	2,574	—	—	—	—

34,083	Balance at December 31, 2010	$319,138	$341	$189,580	$107,129	$(12,885)	$—	$34,973

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010

Operating activities:
Net income (loss)	$6,579	$3,900	$(35,872)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non- cash communities inventory impairment	5,204	13,159	54,564
Other non-cash charges	—	—	1,623
Non-cash stock compensation expense	4,378	4,406	2,574
Depreciation and amortization	15,084	15,579	14,910
Gain on sales of notes receivable	(8,245)	—	—
Loss on disposal of property and equipment	5,140	173	427
Loss on sales of golf courses	—	10,544	—
Estimated uncollectible notes receivable	76,079	31,641	94,554
Benefit for deferred income taxes	(2,804)	(3,409)	(27,238)
Interest accretion on retained interests in notes receivable sold	(17,729)	(19,186)	—
Proceeds from sales of notes receivable	55,705	—	—
Goodwill impairment	8,502	—	—
Changes in operating assets and liabilities:
Contracts receivable	13,080	2,626	2,983
Notes receivable	(313,661)	(21,332)	23,033
Prepaid expenses and other assets	3,898	(5,080)	(2,840)
Changes in restricted cash	(1,754)	(2,694)	6,504
Inventory	(53,470)	6,178	27,090
Accounts payable, accrued liabilities and other	(26,407)	(21,930)	1,628

Net cash (used in) provided by operating activities	(230,421)	14,575	163,940

Investing activities:
Cash received from retained interests in notes receivable sold	44,884	43,741	—
Business acquisitions	(6,105)	—	(2,208)
Purchases of property and equipment	(22,883)	(7,521)	(3,702)
Proceeds from sales of property and equipment	58	13	—
Proceeds from sales of golf courses, net	—	9,414	—

Net cash provided by (used in) investing activities	15,954	45,647	(5,910)

Financing activities:
Proceeds from borrowings collateralized by notes receivable	287,478	81,683	196,985
Payments on borrowings collateralized by notes receivable	(94,964)	(90,180)	(279,383)
Proceeds from borrowings under line-of-credit facilities and notes payable	105,832	11,861	—
Payments under line-of-credit facilities and notes payable	(90,907)	(48,944)	(56,861)
Payments on 10.50% senior secured notes	(55,000)	—	—
Payments of debt issuance costs	(3,056)	(4,660)	(7,066)
Stock issuance cost	—	(52)	—
Distributions to non-controlling interests	—	—	(10,111)
Proceeds from exercise of employee and director stock options	132	—	—

Net cash provided by (used in) financing activities	149,515	(50,292)	(156,436)

Net increase (decrease) in cash and cash equivalents	(64,952)	9,930	1,594
Unrestricted cash and cash equivalents at beginning of period	125,513	60,561	70,491

Unrestricted cash and cash equivalents at end of period	$60,561	$70,491	$72,085

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010

Supplemental schedule of non-cash operating, investing and financing activities:
Inventory acquired through financing	$10,132	$—	$13,200

Property and equipment acquired through financing	$4,639	$—	$—

Retained interests in notes receivable sold	$9,624	$(11,078)	$—

Net change in unrealized gains and losses in retained interests in sold notes receivable sold	$(10,391)	$369	$—

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$21,813	$36,372	$56,927

Income taxes paid	$5,390	$2,475	$1,666

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Organization

We provide Colorful Places to Live and Play® through our resorts and residential communities businesses. Our resorts business (“Bluegreen Resorts”) markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of others typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Members of the Bluegreen Vacation Club may stay in any of our 56 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays.

Our residential communities business (“Bluegreen Communities”) acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities. On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. There can be no assurance, however, regarding the timing or whether we will elect to pursue any of the strategic alternatives we may consider, or that any such alternatives, if pursued and ultimately consummated, will result in improvements to our financial condition and operating results or otherwise achieve the benefits we expect to realize from the transaction.

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

On January 1, 2010, we adopted Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (“ASC 860”): Accounting for Transfers of Financial Assets (“ASU 2009-16”) and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). The adoption of these standards resulted in our consolidation, on January 1, 2010, of seven special purpose finance entities associated with past securitization transactions. See Note 2 below for more information. Prior to January 1, 2010, in accordance with then-prevailing generally accepted accounting principles (“GAAP”), we did not consolidate these special purpose finance entities in our financial statements because the securitization transactions qualified as sales of financial assets.

On December 30, 2009, we sold four of our golf courses located in North Carolina and Virginia for an aggregate purchase price of approximately $9.4 million. The related golf operations and the 2009 pre-tax loss of $10.5 million recognized at the time of sale have been presented as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2008 and 2009.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

We invest cash in excess of our immediate operating requirements in short-term time deposits and money market instruments generally with original maturities at the date of purchase of three months or less. We maintain cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Canada and Aruba. Our investment policy is designed to limit exposure to any one institution. However, a significant portion of our unrestricted cash is maintained with a single bank and, accordingly, we are subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining our deposits are performed to evaluate and mitigate, if necessary, credit risk.

Restricted cash consists primarily of customer deposits held in escrow accounts and cash collected on pledged notes receivable not yet remitted to lenders.

Revenue Recognition and Contracts Receivable

In accordance with requirements of ASC 970, Real Estate (“ASC 970”), we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should our estimates regarding the collectibility of our receivables change adversely, we may have to defer the recognition of sales and our results of operations could be negatively impacted. Under timeshare accounting rules, the calculation of the adequacy of a buyer’s commitment for the sale of VOIs requires that cash received towards the purchase of our VOIs be reduced by the value of certain incentives provided to the buyer at the time of sale. If after considering the value of the incentive the 10% requirement is not met, the VOI sale, and the related cost and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that we provide to buyers of our VOIs may result in additional VOI sales being deferred, in which case our results of operations may be materially adversely impacted.

In cases where development has not been substantially completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing any of our Bluegreen Resorts’ or Bluegreen Communities’ projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, which may materially and adversely impact our results of operations.

Contracts receivable consist of: (1) amounts receivable from customers on recent sales of VOIs pending recording of the customers’ notes receivable in our loan servicing system; (2) receivables related to unclosed homesite sales; and (3) receivables from third-party escrow agents on recently closed homesite sales. Contracts receivable are stated net of a reserve for loan losses of $0.6 million and $0.1 million at December 31, 2009 and 2010, respectively.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of our sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are charged to expense as incurred. Conversely, incremental revenues in excess of incremental carrying costs is recorded as a reduction to VOI inventory. Incremental carrying costs include costs that have been incurred by us during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory. During the years ended December 31, 2009 and 2010, all of our rental revenue and sampler revenue earned were recorded as an off-set to cost of other resort and communities operations as such amounts were less than the incremental carrying cost.

In addition to sales of real estate, we also generate revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized when:

Fee-based sales commissions	The sale transaction with the VOI purchaser is consummated in accordance with the terms of the agreement with the third-party developer and the related consumer rescission period has passed.

Resort management and service fees	Management services are rendered (1).

Resort title fees	Escrow amounts are released and title documents are completed.

Rental and sampler program	Guests complete stays at the resorts. Rental and sampler program proceeds are classified as a reduction to “cost of other resort and communities operations.”

Communities realty commissions	Sales of third-party-owned real estate are completed.

Golf course and ski hill daily fees	Services are provided.

(1)

In connection with our management of the property owners’ associations, among other things, we act as agent for the property owners’ association to operate the resort as provided under the management agreements. In certain cases, the personnel at the resorts are Bluegreen employees. The property owners’ association bears all of the economic costs of such personnel and generally pays us in advance of, or simultaneously to, the payment of payroll. In accordance with ASC 605-45, Overall Considerations of Reporting Revenues Gross as a Principal versus Net as an Agent, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

Our cost of other resort and communities operations consists of the costs associated with the various revenues described above as well as developer subsidies and maintenance fees on our unsold VOIs.

Notes Receivable

Our notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2009 and 2010, $14.2 million and $28.3 million, respectively, of our notes receivable were more than three months contractually past due and, hence, were not accruing interest income. Our notes receivable are generally charged off as uncollectible when they have become approximately 120 days past due.

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

Loan origination costs are deferred and recognized over the life of the related notes receivable.

Retained Interest in Notes Receivable Sold

We periodically sell notes receivable related to the sale of VOIs. In connection with such transactions, we retain subordinated tranches and rights to excess interest spread which represent retained interests in the notes receivable sold. Prior to the adoption of ASU 2009-17 on January 1, 2010, these retained interests were reported as assets and treated as available-for-sale investments and, accordingly, carried at fair value. Changes in the fair values of the retained interests in notes receivable sold considered temporary were included in our shareholders’ equity as accumulated other comprehensive income, net of income taxes. The portion of other-than-temporary declines in fair value that represented credit losses were charged to operations. The value of our retained interests in notes receivable sold was $78.3 million at December 31, 2009.

Subsequent to the adoption of ASU 2009-17, we consolidated special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance-sheet sales treatment, and as a result, the retained interests were eliminated. See Note 2 for additional information related to the impact of adoption of ASU 2009-17.

Inventory

Our inventory consists of completed VOIs, VOIs under construction, land held for future vacation ownership development and residential land acquired or developed for sale. We carry our completed inventory at the lower of i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes plus other costs incurred during construction, or ii) estimated fair value, less costs to sell. VOI inventory and cost of sales are accounted for under timeshare accounting rules, which define a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, we do not relieve inventory for VOI cost of sales related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). For Bluegreen Communities real estate projects, costs are allocated to individual homesites in the projects based on the relative estimated sales value of each homesite in accordance with ASC 970, which defines the accounting for costs of real estate projects. Under this method, the allocated cost of a unit is relieved from inventory and recognized as cost of sales upon recognition of the related sale. Homesites reacquired upon default of the related receivable are considered held for sale and are recorded at fair value less costs to sell.

We also periodically evaluate the recovery of the carrying amount of our incomplete or undeveloped resort and residential communities’ properties under the guidelines of ASC 360, Property, Plant and Equipment (“ASC 360”), which provides guidance relating to the accounting for the impairment or disposal of long-lived assets.

During 2009 and 2010, we recorded charges totaling $13.2 million and $54.6 million, respectively, to reduce the carrying value of inventory related to certain developed and undeveloped phases of our residential communities. See Note 7 for a further discussion.

Deferred Financing Costs

Deferred financing costs included in “other assets” on our Consolidated Balance Sheets are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense over the terms of the related financing arrangements. As of December 31, 2009 and 2010, deferred financing costs were $7.8 million and $16.9 million, respectively. We recognized amortization of deferred financing costs for the years ended December 31, 2008, 2009, and 2010 of approximately $1.8 million, $3.9 million, and $5.4 million, respectively.

As a result of our adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010, our Consolidated Financial Statements as of and for the year ended December 31, 2010 include the deferred financing costs associated with the special purpose finance entities previously not consolidated by us. See Note 2 for additional information regarding the impact of our adoption of ASU 2009-16 and ASU 2009-17.

Property and Equipment

Our property and equipment is recorded at acquisition cost. We record depreciation and amortization in a manner that recognizes the cost of our depreciable assets over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated useful lives of the improvements. Depreciation expense includes the amortization of assets recorded under capital leases.

Impairment of Long-Lived Assets

We evaluate the recovery of the carrying amounts of our long-lived assets under the guidelines of ASC 360. We review the carrying amounts of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized to write-down the carrying value of the asset to its estimated fair value less any costs of disposition.

Goodwill

We account for goodwill under the provisions of ASC 350, Intangibles – Goodwill and Other (“ASC 350”). This statement requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis. Based on the results of the annual impairment test performed during 2008 with respect to the goodwill recorded in our Bluegreen Resorts reporting unit, we determined that the fair value of the reporting unit, based on our overall market capitalization, could not support the book value of goodwill. Accordingly, we wrote-off the balance of our goodwill associated with Bluegreen Resorts and recorded a charge of $8.5 million for the year ended December 31, 2008.

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

Advertising Expense

We expense advertising costs, which include marketing costs, as incurred. Advertising expense for the years ended December 31, 2008, 2009, and 2010 was $126.6 million, $39.0 million and $50.0 million, respectively. Advertising expense is included in selling, general and administrative expenses in our Consolidated Statements of Operations.

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

The fair value of the options granted during 2008 and 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (no options were granted during 2010):

	For the Year Ended December 31,

	2008	2009

Risk free investment rate	3.1%	2.4%
Dividend yield	0.0%	0.0%
Volatility factor of expected market price	49.4%	84.2%

Expected term	5.5 years	5.0 years

At the grant date, the Company estimates the number of shares ultimately expected to vest and subsequently adjusts compensation costs for any changes in the estimated rate of forfeitures. The Company uses historical data to estimate the forfeiture rate and historical option exercise behavior to estimate the expected term of life of the option. The risk-free investment rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses the historical volatility of its common stock to estimate the volatility factor of expected market price. We recognize stock-based compensation expense on a straight-line basis over the service or vesting period of the instrument.

Total stock-based compensation expense for non-employee directors and employees during the years ended December 31, 2008, 2009, and 2010 was $4.4 million, $4.4 million and $2.6 million, respectively.

Earnings (Loss) Per Common Share

We compute basic earnings (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per common share, but also gives effect to all dilutive stock options and unvested restricted stock using the treasury stock method.

During 2008, 38,500 shares of common stock were issued as a result of stock option exercises. No stock options were exercised during 2009 or 2010.

During the years ended December 31, 2008, 2009, and 2010, approximately 3.6 million, 4.1 million, and 4.1 million shares, respectively, were excluded from the determination of diluted earnings (loss) per common share because their effect would have been anti-dilutive.

The following table sets forth our computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Year Ended December 31,

	2008	2009	2010

Basic and diluted earnings per common share — numerator:
Income (loss) from continuing operations	$6,580	$11,167	$(35,872)
Net income attributable to non-controlling interests	7,095	7,472	8,094

(Loss) income from continuing operations attributable to Bluegreen Corporation	$(515)	$3,695	$(43,966)

Denominator:
Denominator for basic (loss) earnings per common share- weighted-average shares	31,241	31,088	31,165
Effect of dilutive securities:
Stock options and unvested restricted stock	—	12	—

Denominator for diluted earnings (loss) per common share- adjusted weighted-average shares and assumed conversions	31,241	31,100	31,165

(Loss) income from continuing operations attributable to Bluegreen Corporation per common share – Basic:	$(0.02)	$0.12	$(1.41)

(Loss) income from continuing operations attributable to Bluegreen Corporation per common share – Diluted:	$(0.02)	$0.12	$(1.41)

Comprehensive Income (Loss)

Prior to January 1, 2010, our accumulated other comprehensive income (loss), net of income taxes (benefit), was comprised of net unrealized losses on retained interests in notes receivable sold, which were held as available-for-sale investments. As described above under Retained Interest in Notes Receivable Sold, our retained interests in notes receivable sold were eliminated on January 1, 2010 in connection with the adoption of ASU 2009-17.

Business Combinations

During 2008, we purchased real estate and operations at two resorts, The Royal Suites at Atlantic Palace in Atlantic City, New Jersey, and Club La Pension in New Orleans, Louisiana. The combined purchase price of these acquisitions was $21.8 million, which was allocated as follows: VOI inventory of $9.9 million, property and equipment of $7.7 million, and goodwill of $4.2 million. These acquisitions, individually and in aggregate, did not have a material impact on our operations. The goodwill generated from these acquisitions was subsequently charged to operations as an impairment recorded in 2008.

In 2010, the Bluegreen/Big Cedar Joint Venture acquired Paradise Point Resort, which is located in close proximity to the existing Wilderness Club at Big Cedar in Ridgedale, Missouri, for the purpose of expanding the amount of completed VOI inventory available for sale by the Bluegreen/Big Cedar Joint Venture as well as to develop and sell new VOI inventory in the future. The purchase price of the resort was $7.7 million, and was primarily allocated to VOI inventory. This acquisition did not have a material impact on our operations during 2010.

Each of the acquisitions described above constituted the purchase of a business under ASC 805, Business Acquisitions (“ASC 805”), which contains the accounting rules for business combinations.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which updates the Codification to require new disclosures for assets and liabilities measured at fair value. The requirements include expanded disclosure of valuation methodologies for fair value measurements, transfers between levels of the fair value hierarchy, and gross rather than net presentation of certain changes in Level 3 fair value measurements. The updates to the Codification contained in ASU No. 2010-06 became effective for the quarter ended March 31, 2010, except that the requirements related to gross presentation of certain changes in Level 3 fair value measurements will become effective for us for the annual period ending December 31, 2011.

On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. For a discussion related to the adoption of these standards, refer to Note 2 below.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 is designed to improve transparency in financial reporting by companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. ASU 2010-20 requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.

The balance sheet related disclosures are effective with this report and are presented below in Note 3. The statements of income disclosures are required beginning for the three months ending March 31, 2011.

2. Cumulative Effect of a Change in Accounting Principle

On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. As a result of the adoption of these accounting standards, we consolidated seven of our then-existing special purpose finance entities associated with prior securitization transactions which previously qualified for off-balance-sheet sales treatment. The consolidation of these special purpose finance entities resulted in a one-time, non-cash, after-tax reduction to retained earnings of $61.3 million, representing the cumulative effect of a change in accounting principle during the year ended December 31, 2010. Additionally, as a result of the adoption of these standards, our statement of operations and statement of cash flows for 2010 and our balance sheet as of December 31, 2010 are not comparable to those of prior periods.

ASU 2009-16 and ASU 2009-17 impacted our Consolidated Statements of Operations during the year ended 2010 as a result of the recognition of additional interest income from VOI notes receivable now consolidated, partially offset by the absence of accretion income attributable to retained interests that were eliminated, additional interest expense from the consolidation of debt obligations and increased estimated uncollectible VOI notes receivable.

In addition, the consolidation of the special purpose finance entities resulted in the following impacts to our balance sheet at January 1, 2010: (1) assets increased by $319.3 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of our retained interests; (2) liabilities increased by $380.0 million, primarily representing the consolidation of non-recourse debt obligations to securitization investors, partially offset by the elimination of certain deferred tax liabilities; and (3) total Bluegreen Corporation shareholders’ equity decreased by approximately $60.7 million. The cash flows from borrowings and repayments associated with the securitized VOI debt are now presented as cash flows from financing activities on our Consolidated Statement of Cash Flows.

3. Notes Receivable

The table below contains additional information about our notes receivable (in thousands):

	As of December 31

	2009	2010

Notes receivable secured by VOIs
Notes receivable – securitized	$169,041	$533,479
Notes receivable – non-securitized	182,191	171,901
Notes receivable secured by homesites	4,901	6,765

Notes receivable, gross	356,133	712,145
Allowance for loan losses	(46,826)	(143,160)

Notes receivable, net	$309,307	$568,985

The weighted-average interest rate on our notes receivable was 14.4%, 14.8% and 15.2% at December 31, 2008, 2009, and 2010, respectively. All of our VOI loans bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 14.4%, 14.9%, and 15.3% at December 31, 2008, 2009, and 2010, respectively. The majority of our notes receivable secured by homesites bear interest at variable rates. The weighted-average interest rate charged on loans secured by homesites was 10.1%, 8.8%, and 7.8% at December 31, 2008, 2009, and 2010, respectively.

Our VOI loans are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivable are secured by homesites in Georgia, Texas, and Virginia.

Future principal payments due on our notes receivable as of December 31, 2010 are as follows (in thousands):

2011	$80,284
2012	82,129
2013	89,486
2014	95,928
2015	99,282
Thereafter	265,036

Total	$712,145

Credit Quality for Financed Receivables and the Allowance for Credit Losses

The following table summarizes our allowance for loan losses by division as of December 31, 2009 and 2010 (dollars in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2009:
Gross notes receivable	$351,232	$4,901	$356,133
Allowance for loan losses	(46,302)	(524)	(46,826)

Notes receivable, net	304,930	4,377	309,307

Allowance as a % of gross notes receivable	13%	11%	13%

December 31, 2010:
Gross notes receivable	705,380	6,765	712,145
Allowance for loan losses	(142,468)	(692)	(143,160)

Notes receivable, net	$562,912	$6,073	$568,985

Allowance as a % of gross notes receivable	20%	10%	20%

We hold large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables. In estimating future credit losses, we do not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a combination of factors, including its static pool analysis, the aging of the respective receivables, current default trends and prepayment rates by origination year, and the FICO® scores of the buyers.

The activity in our allowance for uncollectible notes receivable was as follows (in thousands):

	Year Ended December 31,

	2008	2009	2010

Balance, beginning of year	$17,458	$52,029	$46,826
One time impact of ASU 2009-16 and 2009-17 (1)	—	—	86,252
Provision for loan losses (2)	76,079	31,641	94,554	(3)
Less: Allowance on sold receivables	(10,964)	—	—
Less: Write-offs of uncollectible receivables	(30,544)	(36,844)	(84,472)

Balance, end of year	$52,029	$46,826	$143,160

(1)	On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17, which required us to consolidate special purpose finance entities that were previously recorded “off-balance sheet.” See Note 2 above.

(2)	Includes provision for loan losses on homesite notes receivable.

(3)

Includes charges totaling $69.7 million to increase the allowance for uncollectible VOI notes receivable in connection with the lower FICO® score loans generated prior to December 15, 2008, the date on which we implemented FICO® score-based credit standards.

The following table shows the aging of our VOI notes receivable as of December 31, 2009 and 2010 (dollars in thousands):

	As of December 31,

	2009	2010

Current	$326,218	$655,304
31-60 days	6,633	12,063
61-90 days	4,981	10,228
Over 91 days (1)	13,400	27,785

Total	$351,232	$705,380

(1)

Includes $5.9 million and $16.9 million for 2009 and 2010, respectively, related to VOI transactions that have been foreclosed but the related VOI note receivable balance has not yet been charged off. These VOI notes receivable have been reflected in the allowance for loan loss.

4. Sales of Notes Receivable

During 2008 we completed a private offering and sale of $60.0 million of timeshare loan-backed securities (the “2008 Term Securitization”). This transaction was considered a sale of financial assets pursuant to the accounting rules effective at that time. The 2008 Term Securitization consisted of the following (in millions):

Aggregate principal balance of notes receivable	$68.6

Purchase price	$60.0

Gain recognized	$8.2

Initial fair value of retained interest	$11.7

In connection with this transaction, we retained subordinated tranches and rights to excess interest spread and accounted for these assets and interest as retained interests. The following assumptions (which are classified as Level 3 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820” )) were used to measure the initial fair value of our retained interest in notes receivable sold in 2008:

Prepayment rates	31% - 17%

Loss severity rate	38%

Default rates	7.2% - 1.0%

Discount rate	13.40%

The assumptions take into account our intended actions relating to our right to either acquire or substitute for defaulted loans, pursuant to the terms of the transaction.

None of our similar notes receivable transactions in 2009 and 2010 were considered sales of financial assets.

5. Retained Interests in Notes Receivable Sold

Upon our adoption of ASU 2009-17 on January 1, 2010, we consolidated seven special purpose finance entities associated with prior securitization transactions that previously qualified for “off-balance-sheet” sales treatment and as a result, the retained interests in notes receivable sold were eliminated. See Note 2 for additional information related to the impact of adoption of ASU 2009-17.

Our December 31, 2009 retained interests in notes receivable sold, which were classified as available-for-sale investments, and their associated unrealized gain (loss) are set forth below (in thousands):

As of December 31, 2009:	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value

2004 Term Securitization	$7,731	$391	$8,122
2004 GE Purchase Facility (1)	3,864	(598)	3,266
2005 Term Securitization	11,852	834	12,686
2006 GE Purchase Facility (2)	15,408	(2,328)	13,080
2006 Term Securitization	10,107	573	10,680
2007 Term Securitization (1)	20,220	(211)	20,009
2008 Term Securitization	10,098	372	10,470

Total	$79,280	$(967)	$78,313

(1)	As of December 31, 2009, this security was in a continuous unrealized loss position for less than 12 months.
(2)	As of December 31, 2009, this security was in a continuous unrealized loss position for more than 12 months.

The following assumptions (which are classified as Level 3 inputs under ASC 820), were used to measure the fair value of the above retained interests as of December 31, 2009:

As of December 31, 2009

Prepayment rates	20% - 3%

Loss severity rates	18% - 38%

Default rates	7% - 0%

Discount rate	24.5%

These assumptions take into account our intended actions, which can change from time to time, relating to our right to either repurchase or substitute for defaulted loans, pursuant to the terms of each transaction.

The net unrealized loss on our retained interests in notes receivable sold, which is presented as a separate component of our shareholders’ equity net of income taxes, was $0.6 million as of December 31, 2009. Our maximum exposure to loss as a result of our involvement with our qualified special purpose finance subsidiaries described below is the value of our retained interest.

During the years ended December 31, 2008 and 2009, we recorded charges for other-than-temporary decreases in the fair value of certain of our retained interest in notes receivable sold totaling $5.0 million and $1.1 million, respectively. The decrease in the fair value of our retained interest in notes receivable sold primarily resulted from an increase in the discount rates applied to estimated future cash flows on our retained interests to reflect then-current interest rates in the securitization market and unfavorable changes in the amount and timing of estimated future cash flows. These charges have been netted against interest income on our Consolidated Statements of Operations.

In 2002, ING Financial Markets, LLC, an affiliate of ING, consummated a $170.2 million private offering and sale of vacation ownership loan-backed securities on our behalf (the “2002 Term Securitization”). In May 2009, we, in our capacity as servicer of the 2002 Term Securitization, exercised our servicer option, which caused the full redemption of all classes of notes issued under the 2002 Term Securitization. As a result of this exercise and the ultimate redemption, we exchanged cash of $4.2 million and the retained interest in the 2002 Term Securitization for notes receivable and VOI inventory with an estimated fair value totaling $17.9 million.

On April 1, 2009, upon the adoption of ASC 325-40, Beneficial Interests in Securitized Financial Assets, we recorded additional unrealized losses of $6.8 million in accumulated other comprehensive income related to other-than-temporary impairments previously recognized in earnings through a cumulative-effect adjustment to our retained earnings.

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

The following table is a rollforward for the year ended December 31, 2009 of the amount of other comprehensive loss on our retained interest in notes receivable sold related to credit losses for which a portion of such losses was recognized in earnings (in thousands):

Balance at April 1, 2009 of the amount related to credit losses for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$—

Additions for the amount related to the credit losses for which other-than-temporary impairment was not previously recognized	1,777

Reductions for other-than-temporary impairment realized in earnings, net of tax	(311)

Balance at December 31, 2009 of the amount related to credit losses for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$1,466

The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries (in thousands):

	For the Year Ended December 31,

	2008	2009

Proceeds from sales of notes receivable	$55,705	$—
Collections on previously sold notes receivable	(175,551)	(136,685)
Servicing fees received	9,436	7,612

Purchases of defaulted receivables	(3,547)	(920)
Resales of foreclosed assets	(50,314)	(14,802)
Remarketing fees received	29,581	8,187
Cash received on retained interests in notes receivable sold	44,884	43,741
Cash paid to fund required reserve accounts	(8,288)	(1,148)
Purchases of upgraded accounts	$(47,045)	$(516)

In addition to the cash paid for the purchase of defaulted receivables included in the above table, we also acquired defaulted receivables from our qualifying special purpose finance subsidiaries in exchange for unencumbered receivables (a process known as substitution). During the years ended December 31, 2008 and 2009, we acquired notes receivable totaling $32.2 million and $66.5 million, respectively, through substitutions. Although we are not obligated to repurchase or substitute for defaulted notes receivable from our qualifying special purpose finance subsidiaries, we may do so from time to time to the extent desired and permitted. The VOIs securing the defaulted receivables received by us in this manner are typically recovered and put back in VOI inventory and resold in the normal course of business.

Quantitative information about the portfolios of VOI notes receivable previously sold without recourse in which we held the above retained interests was as follows as of December 31, 2009 (in thousands):

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

6. Variable Interest Entities

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

We sell, through special purpose finance entities, VOI notes receivable originated by Bluegreen Resorts. These transactions are generally structured as non-recourse to us, with the exception of one securitization transaction entered into in 2010, which was guaranteed by us (see the description of the Legacy Securitization in Note 9 below). These transactions are generally designed to provide liquidity for us and transfer the economic risks and certain of the benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. We service the notes receivable for a fee. With each securitization, we generally retain a portion of the securities.

Pursuant to GAAP in effect prior to 2010, seven of our eight special purpose finance entities then in existence met the definition of a qualified special purpose entity, and were not consolidated in our financial statements. Upon the adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010, we were required to evaluate these entities for consolidation. Since we created these entities to serve as financing vehicles for holding assets and related liabilities, and the entities have no equity investment at risk, they are considered variable interest entities. Furthermore, since we continue to service the notes and retain rights to receive benefits that are potentially significant to the entities, we concluded that we are the entities’ primary beneficiary and, therefore, we now consolidate these entities into our financial statements. See Note 2 for a description of the impact of the initial consolidation of these entities.

At December 31, 2010, the principal balance of VOI notes receivable included within our Consolidated Balance Sheet that are restricted to satisfy obligations of the variable interest entities’ obligations totaled $533.5 million. In addition, approximately $41.2 million of our restricted cash is held in accounts for the benefit of the variable interest entities. Further, at December 31, 2010, the carrying amount of the consolidated liabilities included within our Consolidated Balance Sheet for these variable interest entities totaled $459.0 million, comprised of $436.2 million of non-recourse receivable-backed notes payable and $22.8 million of receivable-backed notes payable which are recourse to us.

Under the terms of certain of our timeshare note sales, we have the right to repurchase or substitute for defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the defaulted mortgage note. The transaction documents typically limit such repurchases or substitutions to 15-20% of the receivables originally included in the transaction. Voluntary repurchases or substitutions by us of defaulted notes during 2009 and 2010 were $75.5 million and $37.6 million, respectively.

7. Inventory

Our inventory holdings, summarized by division, are as follows (in thousands):

	As of December 31,

	2009	2010

Bluegreen Resorts	$370,470	$337,684

Bluegreen Communities	145,447	82,193

	$515,917	$419,877

Our VOI inventory consists of the following (in thousands):

	As of December 31,

	2009	2010

Completed VOI units	$287,176	$250,389

Construction-in-progress	8,243	—

Real estate held for future development	75,051	87,295

	$370,470	$337,684

As a result of our continued low volume of sales, reduced prices, and the impact of reduced sales on the forecasted sell-out period of our communities projects, we recorded non-cash charges to cost of real estate sales of approximately $13.2 million and $19.6 million during the years ended December 31, 2009 and 2010, respectively, to write-down the carrying amount of our completed Bluegreen Communities’ properties to their estimated fair value less costs to sell.

In addition, we review our undeveloped resort and residential communities’ properties for impairment under the guidelines of ASC 360, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. As of December 31, 2010, we evaluated the carrying value of our Bluegreen Communities undeveloped inventory based upon the probability weighted average cash flows at various outcomes, including the development and sale of such inventory as retail homesites. In connection with this analysis, we recorded an impairment charge (included in cost of real estate sales) of $35.0 million to write down the carrying amount of certain undeveloped phases in several of our residential communities properties in our Bluegreen Communities segment to fair value, as we determined that the carrying amounts of these homesites would not be recovered by estimated future cash flows.

We estimated the fair value of the underlying properties based on either the prices of comparable properties or our analysis of their estimated future cash flows (Level 3 inputs), discounted at rates commensurate with the risk inherent in the property. We estimated future cash flows based upon our expectations of performance given current and projected forecasts of the economy and real estate markets in general. Should adverse conditions in the real estate market continue longer than forecasted or deteriorate further or if our performance does not meet the expectations on which our estimates were based, or if we otherwise determine based on information available to us that the carrying value of the assets exceed their fair value, additional charges may be recorded in the future.

Interest capitalized to inventory during the years ended December 31, 2008 and 2009 totaled $12.8 million and $1.6 million, respectively. Interest capitalized to inventory during 2010 was insignificant. The interest expense reflected in our consolidated statements of operations is net of capitalized interest.

8. Property and Equipment

Our property and equipment consisted of the following (dollars in thousands):

		As of December 31,

	Useful Life	2009	2010

Office equipment, furniture and fixtures	3-14 years	$60,657	$57,548
Golf course land, land improvements, buildings and equipment	5-39 years	7,591	7,537
Land, buildings and building improvements	3-30 years	70,323	70,063
Leasehold improvements	2-14 years	11,952	11,575
Transportation and equipment	3-5 years	1,999	2,045

		152,522	148,768

Accumulated depreciation and amortization of leasehold improvements		(66,957)	(69,377)

Total		$85,565	$79,391

9. Debt

Contractual minimum principal payments required on our debt, net of unamortized discount, by type, for each of the five years and thereafter subsequent to December 31, 2010 are shown below. Such minimum contractual payments may differ from actual payments due to the effect of principal payments required on a homesite or VOI release basis for certain of the obligations (in thousands):

	Lines-of-credit and notes payable	Recourse receivable-backed notes payable	Non-recourse receivable-backed notes payable	Junior subordinated debendures

2011	$52,396	$—	$—	$—

2012	70,269	—	—	—

2013	4,253	—	—	—

2014	717	67,514	—	—

2015	12,192	3,159	10,150	—
Thereafter	2,293	64,987	426,121	110,827

Total	$142,120	$135,660	$436,271	$110,827

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of our inventory and to fund operations. Financial data related to our borrowing facilities is as follows (dollars in thousands):

	As of

	December 31, 2009			December 31, 2010

	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

RFA AD&C Facility	$87,415	4.73%	$145,031	$52,264	4.76%	$127,460
H4BG Communities Facility	38,479	10.00%	117,872	30,842	8.00%	66,925
Wachovia Notes Payable	24,497	2.23 – 2.58%	44,686	—	—	—
Wells Fargo Term Loan	—	—	—	30,776	7.13%	104,747
Wachovia Line-of-Credit	15,700	1.98%	—	—	—	—
Foundation Capital	—	—	—	13,200	8.00%	17,574
Textron AD&C Facility	12,757	4.50 –4.75%	27,582	9,290	4.50 –4.75%	26,579
Fifth Third Bank Note
Payable	3,381	3.23%	4,841	3,154	3.26%	4,680
Other	3,552	4.25 – 12.50%	3,851	2,594	5.00 – 11.03%	2,293

Total	$185,781		$343,863	$142,120		$350,258

RFA AD&C Facility. In September 2010, GMAC assigned all rights, title, and interest in this facility (previously known as the GMAC AD&C Facility) to Resort Finance America, LLC (“RFA”). This assignment did not affect any of the material financial terms of the loan agreement. This facility was used to finance the acquisition and development of certain of our resorts and currently has two outstanding project loans. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”) is June 30, 2012. Approximately $49.9 million was outstanding on the Club 36 Loan as of December 31, 2010, $27.3 million of which is due by October 31, 2011. The maturity date for the project loan collateralized by our Fountains resort in Orlando, Florida (the “Fountains Loan”) is March 31, 2011. Approximately $2.4 million was outstanding on this loan as of December 31, 2010. Principal payments are effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the RFA AD&C Facility are sold, subject to periodic minimum required amortization on the Club 36 Loan and the Fountains Loans. As of December 31, 2010, we had no availability under this facility. During 2010, we repaid $35.2 million of the outstanding balance under this facility.

H4BG Communities Facility. We have an outstanding balance under the H4BG Communities Facility, historically used to finance our Bluegreen Communities real estate acquisitions and development activities. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by our golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia). The period during which we can add additional projects to the H4BC Communities Facility has expired.

Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2%, subject to the following floors: (1) 8% until the balance of the loan is less than or equal to $20 million, and (2) 6% thereafter. During 2010, we repaid $7.6 million on this facility.

The Wachovia Notes Payable. In April 2010, we executed an agreement with Wells Fargo Bank, N.A, the parent Company of Wachovia (“Wells Fargo”), to refinance the then outstanding balance of $21.9 million under the Wachovia Notes Payable into a new term loan. See Wells Fargo Term Loan below for further details.

The Wachovia Line-of-Credit. In April 2010, the then outstanding balance of $14.5 million was refinanced by Wells Fargo in connection with the Wells Fargo Term Loan described below.

Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which amended, restated and consolidated our then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line-of-credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, we made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the then-existing Wachovia debt. Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization as of December 31, 2010, of $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, we pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in the 2010 Term Securitization. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.13% as of December 31, 2010). During 2010, we repaid $5.6 million on this facility.

Textron AD&C Facility. In April 2008, BVU, our wholly-owned subsidiary, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility has historically been used to facilitate the borrowing of funds for resort acquisition and development activities. We have guaranteed all sub-loans under the master agreement. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% - 1.50% and is due monthly.

On October 28, 2009, we entered into an amendment to the Textron AD&C Facility and a sub-loan under the Facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Odyssey Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan to December 31, 2011, and revised the periodic minimum required principal amortization. Under the terms of the amendment, we made a required principal payment of $0.4 million in March 2010, and additional required principal payments of $1.0 million during each subsequent quarter. These $1.0 million minimum principal payments are required on a quarterly basis until maturity. We pay Textron principal payments as we sell timeshare interests that collateralize the Odyssey Sub-Loan, subject to periodic minimum required principal amortization. As of December 31, 2010, our outstanding borrowings under the Odyssey Sub-Loan totaled approximately $3.6 million.

The sub-loan used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”) had an outstanding balance of $5.7 million as of December 31, 2010. We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.

We have guaranteed all sub-loans under the Textron AD&C Facility. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% - 1.50% and is due monthly. During 2010, we repaid $3.5 million under this facility.

Fifth Third Bank Note Payable. In April 2008, we purchased a building in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023. The interest rate under the note equals the 30-day LIBOR plus 3.00%. During 2010, we repaid $0.2 million under this note.

Receivable-Backed Notes Payable

The balances of our receivable-backed notes payable facilities are as follows (in thousands):

	As of

	December 31, 2009			December 31, 2010

	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Recourse receivable-backed notes payable:

Liberty Bank Facility	$59,055	5.75%	$68,175	$67,514	6.50%	$77,377
GE Bluegreen/Big Cedar Receivables Facility	32,834	1.98%	35,935	23,877	2.01%	29,232
Legacy Securitization (1)	—	—	—	25,342	12.00%	34,232
NBA Receivables Facility	—	—	—	18,351	6.75%	22,458
Wells Fargo Facility	14,409	4.00%	15,926	—	—	—
RFA Receivables Facility	5,228	4.23%	6,331	3,159	4.26%	4,451

Total before discount	111,526		126,367	138,243		167,750
Less unamortized discount on Legacy Securitization	—		—	(2,583)		—

Total recourse debt	111,526		126,367	135,660		167,750

Non-recourse receivable-backed notes payable (2):

BB&T Purchase Facility	131,302	5.75%	166,562	—	—	—
GE 2004 Facility	—	—	—	10,150	7.16%	11,709
2004 Term Securitization	—	—	—	18,722	4.45-7.18%	20,540
2005 Term Securitization	—	—	—	55,888	5.41-9.85%	63,527
GE 2006 Facility	—	—	—	50,596	6.68-7.77%	57,988
2006 Term Securitization	—	—	—	52,716	5.61-9.38%	59,415
2007 Term Securitization	—	—	—	100,953	5.83-11.15%	117,379
2008 Term Securitization	—	—	—	39,624	5.89-11.63%	44,889
2010 Term Securitization	—	—	—	107,514	5.10-7.50%	123,662
Big Cedar Quorum Federal Credit Union	—	—	—	108	8.00%	136

Total non-recourse debt	131,302		166,562	436,271		499,245

Total receivable-backed debt	$242,828		$292,929	$571,931		$666,995

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.
(2)

As of December 31, 2009, with the exception of the BB&T Purchase Facility, all non-recourse receivable-backed notes payable were not consolidated by us in accordance with the accounting guidance then in effect.

Liberty Bank Facility. As of December 31, 2010, we had a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“Liberty Bank Facility”). During 2010, we pledged $27.6 million of VOI notes receivable to this facility and received cash proceeds of $27.4 million. We also repaid $18.9 million on the facility.

In February 2011, we revised the terms of and extended the Liberty Bank Facility. The revised $60.0 million facility (“New Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the New Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the existing Liberty Bank Facility. At February 28, 2011, such outstanding amounts under the existing Liberty Bank Facility were approximately $47.0 million, therefore, initial availability under the New Liberty Bank Facility was approximately $13.0 million, but as outstanding amounts on the existing facility amortize over time, the New Liberty Bank Facility will revolve up to $60.0 million. Principal and interest will be paid as cash is collected on the pledged receivables, with the remaining balance due in February 2016.

Indebtedness under the New Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5%.

As a result of the significant non-cash charges associated with loan loss reserves and Communities’ inventory impairments as of December 31, 2010, we would have been in violation of one of the original net worth covenants under the Liberty Bank Facility as of that date. However, in March 2011, Liberty Bank confirmed that the covenants contained in the New Liberty Bank Facility superseded the covenants contained in the original facility. The Company was in compliance with all applicable covenants as of December 31, 2010.

The GE Bluegreen/Big Cedar Receivables Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30 day LIBOR rate plus 1.75%. During 2010, we repaid $8.9 million on this facility.

Legacy Securitization. In September 2010, we completed a securitization transaction (the “Legacy Securitization”) relating to the lowest FICO® score loans previously financed in the BB&T Purchase Facility. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, the date that we implemented our FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this securitization, BXG Legacy 2010 LLC, our wholly-owned special purpose subsidiary, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. The notes payable generated gross proceeds to Bluegreen of $24.3 million (before fees and reserves and expenses we believe to be customary for transactions of this type), which was used to repay a portion of the outstanding balance under the BB&T Purchase Facility.

We guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equivalent to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During 2010, we repaid $1.7 million on this facility.

NBA Receivables Facility. In September 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare receivables hypothecation facility with National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provides for an 85% advance on $23.5 million of eligible receivables, all of which were pledged under the facility at closing, subject to terms and conditions which we believe to be customary for facilities of this type. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining balance due in September 2017. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75%, which was applicable as of December 31, 2010. During 2010, we repaid $1.6 million on this facility.

We have received a term sheet from NBA to amend our existing facility to allow us to pledge additional timeshare receivables up to the borrowing limit, with the additional advances not to exceed $5.0 million. There can be no assurances that we will close on this amendment on favorable terms, if at all.

The Wells Fargo Facility. We had a credit facility with Wells Fargo Capital Finance, LLC. which we primarily used for borrowings collateralized by the pledge of certain VOI receivables which typically have been our one-year term receivables. The borrowing period for advances on eligible receivables expired on December 31, 2009, and the facility was fully paid down in 2010.

BB&T Purchase Facility. We have a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”). The BB&T Purchase Facility provides a revolving advance period through December 17, 2011. The interest rates on future advances under the facility are the Prime Rate plus 2.0%, subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, subject to a maximum interest rate of the Prime Rate plus 3.5%, once the facility equals or exceeds $50.0 million. Additionally, we receive all of the excess cash flows generated by the timeshare receivables transferred to BB&T under the facility (excess meaning after customary payment of fees, interest and principal under the facility). The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5%, subject to the terms of the facility.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet.

The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.

As of December 31, 2010, the entire $75.0 million facility amount was available to be drawn upon, subject to eligible collateral and customary terms and conditions.

2010 Term Securitization. On December 17, 2010, we completed a private offering and sale of $107.6 million of investment-grade, timeshare loan-backed notes (the “2010 Term Securitization”). The 2010 Term Securitization consisted of the issuance of $88.0 million of A rated and $19.6 million of BBB rated timeshare-loan backed notes with coupon rates of 5.1% and 7.5%, respectively, which blended to a weighted average coupon rate of 5.5%. The advance rate for this transaction was 85.25%. BB&T Capital Markets acted as the sole placement agent and initial purchaser.

The amount of the timeshare receivables sold was $126.2 million, substantially all of which was provided at closing. Through the completion of this private offering, we repaid BB&T approximately $93.6 million, representing all amounts outstanding under the Company’s existing receivables purchase facility with BB&T, including accrued interest.

While ownership of the timeshare receivables included in the 2010 Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

The 2010 Term Securitization is non-recourse and is not guaranteed by us.

Quorum Facility. On December 22, 2010, we entered into a new timeshare receivables purchase facility (the “Quorum Facility”) with Quorum Federal Credit Union (“Quorum”). The Quorum Facility allows for the sale of timeshare notes receivable on a non-recourse basis, pursuant to the terms of the facility and subject to certain conditions precedent. Quorum has agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The terms of the Quorum Facility reflect an 80% advance rate and a program fee rate of 8% per annum through August 31, 2011, and terms to be agreed upon through December 22, 2011. Eligibility requirements for receivables sold include, amongst others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. The Quorum Facility contemplates the ability of Quorum to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. Subject to performance of the collateral, we will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payment of fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of any timeshare receivables financed through the Quorum facility is considered transferred and sold to Quorum for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

Receivable-Backed Notes Payable Previously Reported Off-Balance-Sheet

As discussed in further detail in Note 2 above, on January 1, 2010, we consolidated seven special purpose finance entities previously reported “off-balance-sheet” and their associated receivable-backed notes payable. These entities and their associated debt were not required to be consolidated during periods prior to January 1, 2010. Historically, we have been a party to a number of securitization-type transactions, in which we sold receivables to one of our special purpose finance entities which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. These receivables were typically sold on a non-recourse basis (except for breaches of certain representations and warranties). Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of December 31, 2010, we were in compliance with all applicable terms and no trigger events had occurred.

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

We had the following junior subordinated debentures outstanding at December 31, 2009 and 2010 (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures	Initial Equity In Trust (3)	Issue Date	Fixed Interest Rate (1)	Variable Interest Rate (2)	Beginning Optional Redemption Date	Maturity Date

BST I	$23,196	$696	3/15/05	(4)	3-month LIBOR + 4.90 (5.20% as of 12/31/10)	3/30/10	3/30/35
BST II	25,774	774	5/04/05	(5)	3-month LIBOR + 4.85 (5.15% as of 12/31/10)	7/30/10	7/30/35
BST III	10,310	310	5/10/05	(5)	3-month LIBOR + 4.85 (5.15% as of 12/31/10)	7/30/10	7/30/35
BST IV	15,464	464	4/24/06	10.130%	3-month LIBOR + 4.85%	6/30/11	6/30/36
BST V	15,464	464	7/21/06	10.280%	3-month LIBOR + 4.85%	9/30/11	9/30/36
BST VI	20,619	619	2/26/07	9.842%	3-month LIBOR + 4.80%	4/30/12	4/30/37

	$110,827	$3,327

(1)	Both the trust preferred securities and junior subordinated debentures bear interest at a fixed interest rate from the issue date through the beginning optional redemption date.

(2)	Both the trust preferred securities and junior subordinated debentures bear interest at a variable interest rate from the beginning optional redemption date through the maturity date.

(3)	Initial equity in trust is recorded as part of other assets in our consolidated balance sheets.

(4)

On March 30, 2010, the interest rates on the securities issued by Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.20% as of December 31, 2010).

(5)

On July 30, 2010, the interest rate on the securities issued by BST II and BST III contractually changed from a fixed- rate of 9.158% and 9.193%, respectively, to a variable rate equal to the 3-month LIBOR + 4.85% (5.15% as of December 31, 2010).

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

The carrying amounts and estimated fair value of our financial instruments are as follows (in thousands):

	As of December 31, 2009		As of December 31, 2010

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Unrestricted cash and cash equivalents	$70,491	$70,491	$72,085	$72,085
Restricted cash	23,908	23,908	53,922	53,922
Contracts receivable, net	4,826	4,826	1,843	1,843
Notes receivable, net	309,307	279,208	568,985	619,000
Retained interests in notes receivable sold	78,313	78,313	—	—
Lines-of-credit, notes payable, and receivable-backed notes payable	428,609	428,609	714,051	702,274
Junior subordinated debentures	$110,827	$60,522	$110,827	$68,100

11. Common Stock and Stock Option Plans

Bluegreen Corporation 2008 Stock Incentive Plan

The 2008 Stock Incentive Plan (referred to within this Note 11 as the “Plan”) provides for the issuance of restricted stock awards and for the grant of options to purchase shares of our common stock. Any shares subject to stock awards or option grants under the plan which expire or are terminated, forfeited, or canceled without having been exercised or vested in full are available for further grant under the Plan. During 2009, the Plan was amended to, among other things, increase the aggregate number of shares available for grant under the Plan from 4 million shares to 10 million shares. As of December 31, 2010, 7.9 million shares were available for grant under the Plan.

Share-Based Compensation

Under the Plan, options and shares of restricted stock can be granted with various vesting periods. All of the options granted generally expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances for non-employee director grants. Our options are granted at exercise prices that either equal or exceed the quoted market price of our common stock at the respective dates of grant.

Options and restricted stock granted to employees generally vest 100% on the five-year anniversary of the date of grant. Options granted to non-employee directors generally vest immediately upon grant, while restricted stock granted to non-employee directors generally vests pro-rata on a monthly basis over a one year period from the date of grant. Certain restricted stock granted during 2008 to employees and our Chairman and Vice Chairman are scheduled to vest on the five-year anniversary of the date of grant, subject to accelerated vesting pursuant to change in control provisions included in the terms of the award agreements.

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

Total stock-based compensation expense for non-employee directors and employees during the years ended December 31, 2008, 2009, and 2010 was $4.4 million, $4.4 million and $2.6 million, respectively. The following table sets forth certain information related to our estimated unrecognized compensation for our stock-based awards as of December 31, 2010:

	Weighted Average Remaining Recognition	Unrecognized Compensation

	(in years)	(000’s)
Stock Option Awards	1.9	$1,873
Restricted Stock Awards	2.2	$4,687

Changes in our stock option plans are presented below:

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Aggregate Intrinsic Value

	(000’s)		(000’s)
Balance at December 31, 2008	2,710	$9.91	871	$32,100

Granted	120	$2.75
Forfeited	(1)	$3.48
Expired	(34)	$7.35
Exercised	—	$—

Balance at December 31, 2009	2,795	$9.64	956	$7,250

Granted	—	$—
Forfeited	(78)	$12.88
Expired	—	$—
Exercised	—	$—

Balance at December 31, 2010	2,717	$9.53	1,310	$91,396

During the years ended December 31, 2008, 2009 and 2010, the grant-date fair value of stock options that vested was approximately $0.9 million, $0.2 million, and $4.0 million, respectively. The aggregate intrinsic value of our stock options outstanding and exercisable was less than $0.1 million as of December 31, 2009 and 2010. The total intrinsic value of our stock options exercised during 2008 was $0.2 million. No stock options were exercised during 2009 and 2010.

The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at December 31, 2010 (grouped by range of exercise prices) were:

	Number of Options	Number of Vested Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Weigted- Average Exercise Price (Vested Only)

	(In 000’s )	(In 000’s )	(In years )
$2.11 - $3.00	155	155	6.7	$2.63	$2.63
$3.01 - $4.52	378	378	1.8	$3.46	$3.46
$4.53 - $6.79	168	168	4.3	$5.92	$5.92
$6.80 - $10.20	937	—	5.3	$7.65	$—
$10.21 - $15.31	584	114	5.7	$11.94	$11.47
$15.32 - $18.36	495	495	4.6	$18.27	$18.27

	2,717	1,310	4.8	$9.53	$9.98

A summary of the status of the Company’s unvested restricted stock awards and activity during the years ended December 31, 2009 and 2010 are as follows:

Non-vested Restricted Shares	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(In 000’s )
Unvested at January 1, 2009	1,417	$8.14
Granted	92	$2.75
Vested	(63)	$4.04
Forfeited	(20)	$10.14

Unvested at December 31, 2009	1,426	$7.94

Granted	—	$—
Vested	(54)	$2.75
Forfeited	(45)	$8.28

Unvested at December 31, 2010	1,327	$8.14

Shareholders’ Rights Plan

On July 27, 2006, the Board of Directors authorized the adoption of the rights agreement (the “Rights Agreement”) and declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock. The Board of Directors authorized the adoption of the Rights Agreement to protect shareholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Agreement imposes a significant penalty upon any person or group which acquires beneficial ownership of 10% or more of the Company’s outstanding common stock without the prior approval of the Board of Directors. Excluded from the operation of the Rights Agreement are the Company, its subsidiaries, employee benefit plans or any of its subsidiaries and any entity holding common stock for or pursuant to the terms of any such employee benefit plan, as well as BFC Financial Corporation and its affiliates, successors and assigns.

12. Commitments and Contingencies

At December 31, 2010, the estimated cost to satisfy our development obligations in subdivisions or resorts at which homesites or VOIs have been sold totaled approximately $11.0 million. The timing of development spending is contingent on our development plans and the strategic alternatives related to our Bluegreen Communities division, which are currently under evaluation.

In 2006, we entered into a separation agreement with our former CEO, George Donovan. Under the terms of this agreement, Mr. Donovan will be paid a total of $3.0 million over a seven year period in exchange for his services to be provided on an as needed basis. As of December 31, 2010, the remaining amount due to Mr. Donovan was $0.9 million, the present value of which is recorded as a liability on our consolidated balance sheet.

Rent expense for the years ended December 31, 2008, 2009, and 2010 totaled approximately $14.7 million, $12.9 million and $11.9 million, respectively. Lease commitments under these and our various other noncancelable operating leases for each of the five years subsequent to December 31, 2010 and thereafter are as follows (in thousands, inclusive of terminated leases as a result of our 2008 restructuring described below in Note 17):

2011	$9,379
2012	7,669
2013	5,317
2014	4,955
2015	4,864
Thereafter	26,206

Total future minimum lease payments	$58,390

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

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2010 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

Management is not at this time able to estimate a range of reasonably possible losses in excess of accrued amounts with respect to maters in which it is reasonably possible that a loss has been incurred. In certain matters, we are unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters the claims are broad and the plantiffs’ have not quantified or factually supported the claim.

We believe that liabilities arising from litigation and regulatory matters, discussed below, in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial statements. However, due to the significant uncertainties involved in these legal matters, an adverse outcome in these matters could be material to the Company’s financial statements.

Bluegreen Resorts

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

In Cause No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, the Plaintiff as escrow agent brought an interpleader action seeking a determination as to whether we, as purchaser, or Hubert A. Laird and MSB of Destin, Inc. as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Both we and the seller brought cross-claims for breach of the underlying purchase and sale contract. The seller’s complaint, as amended, includes a fraud allegation, contends that we failed to perform under the terms of the purchase and sale contract and claims entitlement to the full amount in escrow. We maintain that our decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and therefore are entitled to a return of the full escrow deposit. A trial date of May 31, 2011 has been set for this matter. Bluegreen believes the seller’s allegations are without merit and intends to vigorously defend this claim.

The Office of the Attorney General for the State of Florida (the “AGSF”) has advised Bluegreen that it has accumulated a number of consumer complaints since 2005 against Bluegreen and/or its affiliates related to its timeshare sales and marketing, and has requested that Bluegreen respond on a collective basis as to how it had or would resolve the complaints. Bluegreen has determined that many of these complaints were previously addressed and/or resolved by Bluegreen. The AGSF has also requested that Bluegreen enter into a written agreement in which the parties establish a process and timeframe for determining consumer eligibility for relief (including where applicable monetary restitution). Bluegreen does not believe this matter will have a material effect on Bluegreen’s results of operations, financial condition or its sales and marketing activities in Florida.

Other Matters

In addition to the matters disclosed above, from time to time in the ordinary course of business, we receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise.

Bluegreen Communities

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Cause No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010 the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. No information is available as to when the Texas Supreme Court will render a decision on the appeal.

On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., in the 284Th Judicial District of Montgomery County, Texas, the plaintiffs brought suit alleging fraud, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision, developed in Montgomery County, Texas, specifically, the usability of the lakes within the community for fishing and sporting and the general level of quality at the community. The lawsuit sought material damages and the payment of costs to remediate the lake. On September 10, 2010, a tentative settlement of this matter was reached, pursuant to which Bluegreen agreed to pay $0.3 million to provide for improvements to the fish habitat and general usability of the lake environment. The settlement agreement has since been fully executed and as of December 31, 2010, Bluegreen paid $0.2 million of the agreed upon settlement payment. Bluegreen has accrued the remaining $0.1 million due. Improvements to the lake are ongoing and Bluegreen will disburse the remaining funds as they are needed to complete the improvements.

On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, in the United States District Court for the Southern District of Georgia, Brunswick Division, the plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. The plaintiff subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws. On January 25, 2010, the plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons claimed to have been harmed by the alleged activities in a similar manner. We have filed a response with the Court in opposition to class certification. No decision has yet been made by the Court as to whether they will certify a class. We deny the allegations and intend to vigorously defend the lawsuit.

On June 3, 2010, in Cause No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen’s Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its complaint, the plaintiffs alleged that approximately $0.2 million in unpaid bulk cable fees are due from the defendants, and that the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association allege incomplete performance under the contract by the plaintiffs and that the cable system installed was inferior and did not comply with the requirements of the contract. The case went to mediation on September 20, 2010, but no resolution was reached. A trial date has been set for May 5, 2011 in this matter. We intend to vigorously defend the lawsuit.

Other Matters

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.

13. Income Taxes

Our provision (benefit) for income taxes attributable to continuing operations consists of the following (in thousands):

	For the Year Ended

	December 31, 2008	December 31, 2009	December 31, 2010

Federal:
Current	$2,392	$(3,335)	$3,005
Deferred	(1,671)	(474)	(26,648)

	$721	$(3,809)	$(23,643)

State and Other:
Current	$1,165	$153	$2,006
Deferred	(1,133)	1,016	(590)

	32	1,169	1,416

Total	$753	$(2,640)	$(22,227)

The reasons for the difference between our provision (benefit) for income taxes and the amount that results from applying the federal statutory tax rate to income from continuing operations before provision (benefit) for income taxes are as follows (in thousands):

	For the Year Ended

	December 31, 2008	December 31, 2009	December 31, 2010

Income tax expense at statutory rate	$84	$369	$(23,166)
Effect of state taxes, net of federal tax benefit	9	100	1,304
Effect of state rate changes on net deferred liabilities	(1,592)	1,395	59
Change in valuation allowance	1,251	(379)	(650)
Non-deductible items	1,016	(4,122)	229
Other	(15)	(3)	(3)

Total	$753	$(2,640)	$(22,227)

Our deferred income taxes consist of the following components (in thousands):

	As of

	December 31, 2009	December 31, 2010

Deferred federal and state tax liabilities (assets):
Installment sales treatment VOI of notes receivable	$224,941	$213,154
Deferred federal and state loss carryforwards/AMT credits (net of valuation allowance of $3.2 million and $2.6 million as of December 31, 2009 and 2010, respectively)	(134,295)	(107,106)
Book over tax carrying value of retained interests in notes	30,392	0
Book reserves for loan losses and inventory	(23,502)	(78,196)
Tax over (under) book depreciation	391	(43)
Unrealized losses on retained interests in notes receivable sold (see Note 4)	(358)	0
Deferral of VOI sales and costs under timeshare accounting	4,618	12,185
Deferred rent	(2,202)	(2,719)
Restructuring	(665)	(281)
Accrued contingencies	(2,996)	(1,646)
Goodwill	(1,926)	(1,757)
Stock-based compensation	(4,175)	(5,112)
Other	(2,426)	(2,874)

Deferred income taxes	$87,797	$25,605

Total deferred federal and state tax liabilities	$260,342	$225,339
Total deferred federal and state tax assets	(172,545)	(199,734)

Deferred income taxes	$87,797	$25,605

As of December 31, 2010, we had federal net operating loss carryforwards related to continuing operations of approximately $150.4 million, which expire at various periods from 2022 through 2029, and alternative minimum tax credit carryforwards related to continuing operations of approximately $38.0 million, which never expire. Additionally, as of December 31, 2010, we have state operating loss carryforwards of approximately $460.7 million, which expire from 2012 through 2030.

Internal Revenue Code Section 382 addresses limitations on the use of net operating loss carryforwards following a change in ownership, as defined in Section 382. We do not believe that any such ownership change occurred during 2009 or 2010. If our interpretation were found to be incorrect, there would be significant limitations placed on these carryforwards which would result in an increase in the Company’s tax liability and a reduction of its net income.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

We evaluate our tax positions based upon guidelines of ASC 740-10, Income Tax, which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, we are required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. In accordance with our accounting policy, we recognize interest and penalties related to unrecognized taxes as a component of general and administrative expenses.

In May 2009, we received a notice from the North Carolina Department of Revenue informing us of its proposal to assess us for taxes, interest, and penalties related to our corporate income tax returns for fiscal years 2004, 2005, and 2006. In March 2010, we paid interest totaling $0.1 million and received notice from the North Carolina Department of Revenue that the tax years 2004, 2005 and 2006 are now closed.

In April 2010, we received notice from the Internal Revenue Service that the 2008 Federal partnership return for one of our wholly-owned subsidiaries, Bluegreen Southwest One, L.P., had been selected for audit. In August 2010, we received notice from the Internal Revenue Service that this examination was completed without adjustment.

In May 2010, we received notice from the Minnesota Department of Revenue that Bluegreen Vacations Unlimited, Inc.’s Corporation Franchise Tax Returns for the years ended December 31, 2006 through 2008 were selected for audit. The audit field work has not yet been scheduled. While there is no assurance as to the results of the audit, we do not currently anticipate any material adjustments in connection with this examination.

In March 2011, we received notice from the Minnesota Department of Revenue that Bluegreen Corporation’s Franchise Tax Returns for the years ended December 31, 2007 through 2009 were selected for audit. The audit field work has not yet been scheduled. While there is no assurance as to the results of the audit, we do not currently anticipate any material adjustments in connection with this examination.

In August 2010, we received notice from the Texas Comptroller of Public Accounts that Bluegreen Corporation’s Franchise Tax Report for the year ended December 31, 2008 was selected for audit. The field work for this audit is scheduled to begin in April 2011. While there is no assurance as to the results of the audit, we do not currently anticipate any material adjustments in connection with this examination.

As of December 31, 2010, we did not have any significant amounts accrued for interest and penalties, and we had no significant amounts recorded for uncertain tax positions.

As described in Note 2, we recorded a one-time, non-cash pre-tax reduction to shareholders’ equity of approximately $60.7 million in conjunction with the adoption of ASU 2009-16 and 2009-17 as of January 1, 2010. That amount included a $35.0 million reduction in our net deferred income tax liability.

As discussed in Note 5, we exercised our servicer option relating to the 2002 Term Securitization to redeem all classes of notes subject to the securitization as of May 8, 2009, which resulted in a reduction to our income tax provision of $4.6 million on the Consolidated Statement of Operations for the year ended December 31, 2009.

14. Employee Retirement Savings Plan and Other Employee Matters

Our Employee Retirement Plan (the “Retirement Plan”) is an Internal Revenue Code section 401(k) Retirement Savings Plan. All U.S.-based employees at least 21 years of age with one year of employment with us and 1,000 work hours are eligible to participate in the Retirement Plan. During 2008, the Retirement Plan provided an annual employer discretionary matching contribution and a fixed-rate employer matching contribution equal to 100% of the first 3% of a participant’s contribution with an annual limit of $1,500 per participant. During 2008, we recognized expenses for our contributions to the Retirement Plan of approximately $1.3 million. Subsequent to December 31, 2008, the fixed-rate employer matching contribution was amended and replaced with a discretionary match for the 2009 and 2010 plan years. We did not make any contributions in 2009 or 2010.

Five of our employees in New Jersey are employed subject to the terms of collective bargaining agreements. These employees comprise less than 1% of our total workforce.

15. Business Segments

We are organized into two divisions: Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by us or developed by others. We also earn fees from third-party resort developers and timeshare owners for providing services such as sales and marketing, mortgage servicing, construction management, title, and resort management. Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites. The majority of these homesites are sold directly to retail customers who seek to build a home, in some cases on properties featuring a golf course and related amenities.

We evaluate the performance and allocate resources to each business segment based on its individual segment operating profit (loss). Segment operating profit (loss) is operating profit (loss) prior to the allocation of corporate overhead, interest income, other income or expense items, interest expense, income taxes, discontinued operations, and income attributable to non-controlling interest. Inventory, notes receivable and property and equipment are the only assets that we evaluate on a segment basis — all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in Note 1 above.

Required disclosures for our business segments are as follows, excluding the impact of discontinued operations (in thousands):

	Bluegreen Resorts		Bluegreen Communities		Totals

For the year ended December 31, 2008:

Sales of real estate	$428,010	(1)	$47,020		$475,030
Other resort and communities operations revenue	58,643		3,527		62,170
Depreciation expense	7,294		579		7,873
Segment operating profit (loss)	46,999	(1)	(3,574	) (3)	43,425

For the year ended December 31, 2009:

Sales of real estate	$201,755	(2)	$17,613		$219,368
Other resort and communities operations revenue	57,014		1,590		58,604
Fee-based sales commission revenue	20,057		—		20,057
Depreciation expense	5,349		589		5,938
Segment operating profit (loss)	37,748		(21,099	) (3)	16,649

For the year ended December 31, 2010:

Sales of real estate	$125,765	(4)	$11,751		$137,516
Other resort and communities operations revenue	67,036		1,696		68,732
Fee-based sales commission revenue	52,966		—		52,966
Depreciation expense	5,486		531		6,017
Segment operating profit (loss)	15,706		(67,086	) (3)	(51,380)

(1)

Sales of real estate for the year ended December 31, 2008 include approximately $8.2 million related to gains on the sales of VOI notes receivable through “off-balance sheet” transactions. There was no such gain during the year ended December 31, 2009 or 2010.

(2)	Amount excludes $15.6 million related to the 2008 restructuring (discussed in Note 17 below) and $8.5 million related to the impairment of goodwill (discussed in Note 1 above).

(3)

Amount includes charges of $5.2 million, $13.2 million and $54.6 million related to the impairment of certain communities inventory for the years ended December 31, 2008, 2009 and 2010, respectively (discussed in Note 7 above).

(4)

Amount includes charges of $69.7 million to increase the allowance for uncollectible notes receivable on notes generated prior to December 15, 2008, the date on which we implemented our FICO® score-based underwriting standards.

	Bluegreen Resorts	Bluegreen Communities	Totals

As of December 31, 2009
Notes receivable, net	$304,930	$4,377	$309,307
Inventory	370,470	145,447	515,917
Property and equipment, net (1)	70,036	6,153	76,189

	Bluegreen Resorts	Bluegreen Communities	Totals

As of December 31, 2010
Notes receivable, net	$562,912	$6,073	$568,985
Inventory	337,684	82,193	419,877
Property and equipment, net (1)	65,244	5,576	70,820

(1)	As of December 31, 2009 and 2010, $9.4 million and $8.6 million, respectively, of property and equipment, net, related to corporate assets were not included in the segment information.

Reconciliations to Consolidated Amounts

Segment operating profit (loss) for our reportable segments reconciled to our consolidated income before non-controlling interests, provision (benefit) for income taxes and discontinued operations are as follows (in thousands):

	Year Ended December 31,

	2008	2009	2010

Segment operating profit (loss) from continuing operations for reportable segments	$43,425	$16,649	$(51,380)
Interest income	57,831	69,337	106,463	(1)
Other expense, net	(1,637)	(1,810)	(2,839)
Corporate general and administrative expenses	(54,822)	(45,106)	(42,199)
Mortgage servicing operations	7,543	5,589	(2,349	)(1)
Interest expense	(20,888)	(36,132)	(65,795	)(1)
Restructuring charges	(15,617)	—	—
Goodwill impairment	(8,502)	—	—

Consolidated income (loss) before non-controlling interests, provision (benefit) for income taxes and discontinued operations	$7,333	$8,527	$(58,099	)(1)

(1)	Reflects the impact of the adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010.

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense is as follows, excluding the impact of discontinued operations (in thousands):

	Year Ended December 31,

	2008	2009	2010

Depreciation expense - reportable segments	$7,873	$5,938	$6,017
Depreciation expense - corporate	4,331	4,846	3,347

Consolidated depreciation expense	$12,204	$10,784	$9,364

Assets for our reportable segments reconciled to our consolidated assets is as follows (in thousands):

	As of

	December 31, 2009	December 31, 2010

Notes receivable for reportable segments, net	$309,307	$568,985
Inventory for reportable segments	515,917	419,877
Property and equipment for reportable segments	76,189	70,820
Assets not allocated to reportable segments	229,852	196,250

Total assets	$1,131,265	$1,255,932

Geographic Information

Sales of real estate by geographic area are as follows (in thousands):

	Year Ended December 31,

	2008	2009	2010

United States	$467,500	$213,907	$133,140
Aruba	7,530	5,461	4,376

Total	$475,030	$219,368	$137,516

Assets by geographic area are as follows (in thousands):

	As of December 31,

	2009	2010

United States	$1,123,841	$1,251,977
Aruba	7,424	3,955

Total assets	$1,131,265	$1,255,932

16. Discontinued Operations

On December 30, 2009, we sold four of our golf courses located in North Carolina and Virginia for an aggregate purchase price of approximately $9.8 million. In connection with these sales, we recognized a pre-tax loss on disposal of approximately $10.5 million.

Discontinued operations include the results of golf operations for the years ended December 31, 2008 and 2009 and the $10.5 million loss on disposal referenced above, and are as follows (in thousands):

	December 31,

	2008	2009

Golf operations revenue	$7,182	$6,244
Cost of operations	7,170	6,924

Income (loss) from discontinued operations before provision for income taxes	12	(680)

Loss on the disposal of golf courses	—	(10,544)
Provision (benefit) for income taxes	13	(3,957)

Loss from discontinued operations	$(1)	$(7,267)

17. 2008 Restructuring Charges

During the fourth quarter of 2008, we implemented initiatives in Bluegreen Resorts in an attempt to significantly reduce sales, conserve cash, and conserve availability under our receivables credit facilities. Such initiatives included closing certain sales offices; significantly eliminating what we identified as lower-efficiency marketing programs; reducing overhead, including eliminating a significant number of staff positions across a variety of areas at various locations; reducing our overall capital spending; implementing our FICO® score-based underwriting program; and increasing interest rates on new sales transactions for which we provide financing.

This restructuring involved incurring costs associated with lease termination obligations, the write down of certain fixed assets, and employee severance and benefits and resulted in a charge of $15.6 million. This charge is presented as a separate line item on our Consolidated Statements of Operations, and the remaining unpaid liability as of December 31, 2009 and 2010 is included as a component of accrued liabilities on our Consolidated Balance Sheets. Restructuring costs were accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations.

Activity during the year ended December 31, 2009 related to the 2008 restructuring liability, as well as our remaining liability, was as follows (in thousands):

	Liability at December 31, 2008	Charges and Other Adjustments		Cash Payments made during 2009	Liability at December 31, 2009

Severance and benefit-related costs(1)	$3,540	$594		$4,134	$—
Lease termination obligations(2)(3)	4,079	(556	) (4)	1,803	1,720
Other	349	(134)		215	—

Total restructuring	$7,968	$(96)		$6,152	$1,720

(1)	Includes severance payments made to employees, payroll taxes and other benefit-related costs in connection with the termination of approximately 2,200 employees.

(2)

Includes costs associated with non-cancelable property and equipment leases that we ceased to use, as well as termination fees related to the cancellation of certain contractual lease obligations. Included in this amount are future minimum lease payments in excess of estimated sublease income, fees and expenses.

(3)	Continuing lease obligations will be paid monthly through November 2012.

(4)	During 2009, we successfully terminated certain of our lease obligations, resulting in a reduction of liability of $0.7 million.

During 2010, in connection with our 2008 restructuring obligations, we made cash payments of $1.0 million, all of which related to our lease termination obligations. As of December 31, 2010, our remaining 2008 restructuring liability related entirely to lease termination obligations and was $0.7 million.

18. Related Party Transactions

BFC Financial Corporation (“BFC”) beneficially owns approximately 52% of our common stock. In addition, Alan B. Levan and John E. Abdo, our Chairman and Vice Chairman, respectively, serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively, and may be deemed to control BFC by virtue of their ownership position in BFC.

During 2009 and 2010, we paid approximately $0.5 million and $1.3 million, respectively, to Snapper Creek Equity Management, LLC, a subsidiary of BFC, for a variety of management advisory services. Additionally, during 2009 and 2010, we reimbursed BFC and its Woodbridge Holdings subsidiary, approximately $2.4 million and $1.4 million, respectively, for certain expenses incurred in assisting us in our efforts to explore potential additional sources of liguidity. During 2008, 2009, and 2010, we also paid BFC Shared Services Corporation and Risk Management Services, LLC, both subsidiaries of BFC, a total of approximately $0.4 million, $0.5 million and $0.4 million, respectively, in consideration for their provision of risk management and other administrative services.

Beginning in 2009, we entered into a land lease with Benihana Inc. (“Benihana”), which constructed and operates a restaurant at one of our resort properties. During each of 2009 and 2010, we received lease payments from Benihana of approximately $0.1 million. BFC holds a significant investment in Benihana, and Alan B. Levan, our Chairman, and John E. Abdo, or Vice Chairman, serve on Benihana’s Board of Directors.

19. Subsequent Events

In February 2011, the Bluegreen/Big Cedar Joint Venture, in which we own a 51% interest, made a cash distribution of its operating proceeds to us and its other member. The distribution totaled $7.4 million and was allocated between us and its other member based on our and the other member’s respective distribution percentages, resulting in a $3.8 million distribution to us and a $3.6 million distribution to the other member.

20. Quarterly Financial Information (Unaudited)

A summary of the quarterly financial information for the years ended December 31, 2009 and 2010 is presented below (in thousands, except per share information):

	For the Three Months Ended

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Sales of real estate	$45,855	$56,555	$71,266	$45,692
Gross profit	33,750	34,416	42,745	16,565	(1)
Income (loss) from continuing operations attributable to Bluegreen Corporation	3,695	6,582	4,138	(10,720	) (1)
Discontinued operations	(142)	232	(205)	(7,152)
Net income (loss)	4,739	8,364	6,580	(15,783	) (1)
Net income (loss) attributable to Bluegreen Corporation	$3,553	$6,814	$3,933	$(17,872	) (1)

Income (loss) from continuing operations attributable to Bluegreen corporation per common share:
Diluted earnings (loss) per share from continuing operations attributable to Bluegreen shareholders	$0.12	$0.21	$0.13	$(0.34)
Diluted (loss) income per share for discontinued operations	(0.01)	0.01	—	(0.23)

Diluted earnings (loss) per share attributable to Bluegreen shareholders	$0.11	$0.22	$0.13	$(0.57)

	For the Three Months Ended

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Sales of real estate (2)	$26,239	$51,120	$42,203	$17,954
Gross profit (loss) (2)(3)	11,791	35,774	4,895	(8,023)
Net (loss) income (2)(3)	(6,318)	5,678	(13,519)	(21,713)
Net (loss) income attributable to Bluegreen Corporation (2)(3)	$(7,857)	$4,309	$(16,708)	$(23,710)

(Loss) income from continuing operations attributable to Bluegreen Corporation per common share:

Diluted (loss) earnings per share attributable to Bluegreen shareholders	$(0.25)	$0.14	$(0.54)	$(0.76)

(1)

Amounts presented for the quarter ended December 31, 2009 reflect a charge of $10.9 million to adjust the carrying amount of inventory to fair value, less cost to sell, on certain of our Bluegreen Communities real estate developments.

(2)

Sales of real estate for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, reflect charges of $10.7 million, $2.5 million, $24.5 million and $32.0 million, respectively to increase our allowance for uncollectible notes receivable on notes generated prior to December 15, 2008, the date on which we implemented our FICO® score-based underwriting standards.

(3)

Amounts presented for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010 reflect charges of $5.3 million, $0.3 million, $20.8 million and $28.2 million, respectively, to adjust the carrying amount of inventory to fair value, less cost to sell, on certain of our Bluegreen Communities real estate developments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited the accompanying consolidated balance sheets of Bluegreen Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for its qualified special purpose entities associated with past securitization transactions as a result of the adoption of Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” and Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” effective January 1, 2010. As discussed in Note 5, in 2009 the Company changed the method by which it evaluates its retained interests in notes receivable sold for other-than-temporary impairment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bluegreen Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
March 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Bluegreen Corporation

We have audited Bluegreen Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bluegreen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bluegreen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bluegreen Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 31, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
March 31, 2011

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15(f).Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

As of December 31, 2010, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal controls will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected or will detect all control issues and instances of improper conduct, if any. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report and our independent registered public accounting firm’s attestation report on our internal control over financial reporting are set forth in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information concerning our executive officers required by Item 10 is contained in the discussion entitled “Executive Officers” in Part I, Item 1 - Business of this Annual Report on Form 10-K. The remaining information required by Item 10 will be provided by incorporating such information by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders or, alternatively by amendment to this Annual Report on Form 10-K, in either case to be filed no later than 120 days after December 31, 2010.

Item 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 will be provided by incorporating such information by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders or, alternatively by amendment to this Annual Report on Form 10-K, in either case to be filed no later than 120 days after December 31, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information relating to our equity compensation plans required by Item 12 is contained in Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities of this Annual Report on Form 10-K. The remaining information required by Item 12 will be provided by incorporating such information by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders or, alternatively by amendment to this Annual Report on Form 10-K, in either case to be filed no later than 120 days after December 31, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be provided by incorporating such information by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders or, alternatively by amendment to this Annual Report on Form 10-K, in either case to be filed no later than 120 days after December 31, 2010.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 will be provided by incorporating such information by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders or, alternatively by amendment to this Annual Report on Form 10-K, in either case to be filed no later than 120 days after December 31, 2010.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) List of Financial Statements and Schedules

1.	The following financial statements and notes thereto and the report of our independent registered public accounting firm relating thereto, are included in Item 8.

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2010.

Consolidated Statements of Operations for the years ended December 31, 2008, 2009 and 2010.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2009 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.

All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the financial statements or related notes.

(a)(3) List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 121 through 129 hereof and are incorporated herein by reference.

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

BLUEGREEN CORPORATION
(Registrant)

Date: March 31, 2011	By:	/S/	JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer

Date: March 31, 2011	By:	/S/	ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: March 31, 2011	By:	/S/	RAYMOND S. LOPEZ

Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31th day of March, 2011.

Signature	Title

/S/ JOHN M. MALONEY, JR	President and Chief Executive Officer

John M. Maloney, Jr.

/S/ ANTHONY M. PULEO	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Anthony M. Puleo

/S/ RAYMOND S. LOPEZ	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Raymond S. Lopez

/S/ ALAN B. LEVAN	Chairman of the Board of Directors

Alan B. Levan

/S/ JOHN E. ABDO	Vice Chairman of the Board of Directors

John E. Abdo

/S/ NORMAN H. BECKER	Director

Norman H. Becker

/S/ LAWRENCE CIRILLO	Director

Lawrence Cirillo

/S/ ROBERT F. DWORS	Director

Robert F. Dwors

/S/ SCOTT W. HOLLOWAY	Director

Scott W. Holloway

/S/ JOHN LAGUARDIA	Director

John Laguardia

/S/ MARK A. NERENHAUSEN	Director

Mark A. Nerenhausen

/S/ J. LARRY RUTHERFORD	Director

J. Larry Rutherford

/S/ ARNOLD SEVELL	Director

Arnold Sevell

EXHIBIT INDEX

Number	Description

3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended April 2, 1989).

3.2	Articles of Amendment to Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended March, 31, 1996).

3.3	Articles of Amendment to Restated Articles of Organization (incorporated by reference to Exhibit A of Exhibit 4.1 to Current Report on Form 8-K filed on August 2, 2006).

3.4	Articles of Amendment to Restated Articles of Organization (incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed on October 16, 2009).

3.5	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2005).

3.6	First Amendment to Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on September 25, 2007).

3.7	Second Amendment to Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on November 18, 2010).

4.1

Rights Agreement, dated as of July 27, 2006, by and between Bluegreen Corporation and Mellon Investor Services LLC(incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 2, 2006).

4.2

Amendment to Rights Agreement, dated October 16, 2006, by and between Bluegreen Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on October 18, 2006).

4.3

Second Amendment to Rights Agreement, dated as of May 21, 2007, by and between Bluegreen Corporation and Mellon Shareholder Services LLC (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K, filed on May 21, 2007).

4.4

Third Amendment to Rights Agreement, dated as of October 15, 2007, by and between Bluegreen Corporation and Mellon Shareholder Services LLC (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K, filed on October 16, 2007).

4.5

Fourth Amendment to Rights Agreement, dated as of July 17, 2008, by and between Bluegreen Corporation and Mellon Shareholder Services LLC (incorporated by reference to Exhibit 99.8 to Current Report on Form 8-K, filed on July 18, 2008).

4.6	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-K for the year ended December 31, 2007).

10.1

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, JPMorgan Chase Bank, National Association as Property Trustee, Chase Bank USA, National Association as Delaware Trustee and the Administrative Trustees Named Herein as Administrative Trustees dated as of March 15, 2005 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.2

Junior Subordinated Indenture between Bluegreen Corporation and JPMorgan Chase Bank, National Association as Trustee dated as of March 15, 2005 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.3

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee and the Administrative Trustees Named Therein as Administrative Trustees dated as of May 4, 2005 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.4

Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee dated as of May 4, 2005 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.5

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee and the Administrative Trustees, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.6

Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee dated as of May 10, 2005 (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.7

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee, and various Administrative Trustees, dated as of February 26, 2007 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on March 1, 2007).

10.8

Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee, dated as of February 26, 2007 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on March 1, 2007).

10.9

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee and various Administrative Trustees, dated April 24, 2006 (incorporated by reference to Exhibit 10.61 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.10

Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee dated as of April 24, 2006 (incorporated by reference to Exhibit 10.62 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.11

Trust Agreement of Bluegreen Statutory Trust V among Bluegreen Corporation as Depositor, Wilmington Trust Company as Trustee and Property Trustee, dated as of July 19, 2006 (incorporated by reference to Exhibit 10.63 to Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.12

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee, and various Administrative Trustees, dated as of July 21, 2006 (Bluegreen Statutory Trust V) (incorporated by reference to Exhibit 10.64 to Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.13

Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee, dated as of July 21, 2006 (incorporated by reference to Exhibit 10.65 to Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.14*	Bluegreen Corporation’s 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.131 to Annual Report on Form 10-K for the year ended March 29, 1998).

10.15*	Bluegreen Corporation’s 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.79 to Annual Report on Form 10-K for the year ended March 29, 1998).

10.16*	Bluegreen Corporation’s 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.201 to Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.17*	Bluegreen Corporation’s 2008 Stock Incentive Plan, as amended (incorporated by reference to Appendix B to Definitive Proxy Statement on Schedule 14A filed on October 16, 2009).

10.18*	Bluegreen Corporation's Retirement Savings Plan (incorporated by reference to Exhibit 10.81 to Annual Report on Form 10-K for the year ended March 31, 2002).

10.19*

Mandatory Distribution Amendment to Bluegreen Corporation’s Retirement Savings Plan dated as of March 28, 2005 (incorporated by reference to Exhibit 10.82 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.20*	Amendment to Bluegreen Corporation’s Retirement Savings Plan (incorporated by reference to Exhibit 10.90 to Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.21*	Clerk’s Certificate dated April 28, 2008 approving the 401(K) Match Increase for Bluegreen Corporation’s Retirement Savings Plan.

10.22

Loan and Security Agreement, dated April 16, 2007 among Bluegreen/Big Cedar Vacations, LLC as borrower and General Electric Capital Corporation as Lender (incorporated by reference to Exhibit 10.87 to Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.23

Revolving Promissory Note, dated April 16, 2007 from Bluegreen/Big Cedar Vacations, LLC as borrower to General Electric Capital Corporation as Lender (incorporated by reference to Exhibit 10.88 to Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.24*

Employment Agreement between George F. Donovan and Bluegreen Corporation dated December 31, 2006 (incorporated by reference to Exhibit 10.135 to Annual Report on Form 10-K for the year ended December 31, 2006).

10.25 *

Employment Letter Agreement, dated April 25, 2007, by and between Bluegreen Corporation and David L. Pontius (incorporated by reference to Exhibit 10.150 to Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.26*

Employment Agreement between Daniel C. Koscher and Bluegreen Corporation dated May 22, 2002 (incorporated by reference to Exhibit 10.126 to Annual Report on Form 10-K for the year ended March 31, 2002).

10.27

Loan Agreement dated as of September 25, 2002, between Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen Properties of Virginia, Inc., Bluegreen Southwest One, L.P. and Residential Funding Corporation (incorporated by reference to Exhibit 10.149 to Current Report on Form 8-K filed on September 25, 2002).

10.28

Revolving Promissory Note dated as of September 25, 2002, between Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen Properties of Virginia, Inc., Bluegreen Southwest One, L.P. and Residential Funding Corporation (incorporated by reference to Exhibit 10.150 to Current Report on Form 8-K filed on September 25, 2002).

10.29

Third Amendment to Loan Agreement and Other Loan Documents, dated October 21, 2005 between Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen Properties of Virginia, Inc., Bluegreen Southwest One, L.P.,  Catawba Falls, LLC, and RFC Construction Funding Corp. as successor in interest to and assignee of Residential Funding Corporation (incorporated by reference to Exhibit 10.160 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.30

Fourth Amendment to Loan Agreement and Other Loan Documents, dated July 1, 2009 between Bluegreen Corporation of the Rockies, Bluegreen Golf Clubs, Inc., Bluegreen Properties of Virginia, Inc., Bluegreen Southwest One, L.P.,  Catawba Falls, LLC, and RFC Construction Funding Corp. as successor in interest to and assignee of Residential Funding Corporation (incorporated by reference to Exhibit 10.105 to Quarterly Report on Form 10-Q for the period ended June 30, 2009).

10.31

Fifth Amendment to Loan Agreement and Other Loan Documents, dated April 16. 2010, by and among Bluegreen Corporation and subsidiaries named Herein as borrower and guarantor and H4BG, L.P., as lender and as assignee of RFC Construction Funding, LLC (incorporated by reference to Exhibit 10.200 to Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.32

Loan Agreement dated February 10, 2003, between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.155 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.33

Modification Agreement (AD&C Loan Agreement) dated September 10, 2003, between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.164 to Annual Report on Form 10-K for the year ended December 31, 2003).

10.34

Revolving Promissory Note (AD&C Loan) dated February 10, 2003, between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.156 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.35

Amendment No. 1 to Revolving Promissory Note (AD&C Loan) dated as of September 10, 2003 between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.157 to Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.36

Amendment No. 2 to Revolving Promissory Note (AD&C Loan) dated as of September 15, 2004 between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.167 to Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.37

Third Modification Agreement (AD&C Loan) dated February 15, 2006, between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.175 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.38

Fourth Modification Agreement (AD&C Loan) dated July 1, 2009, between Bluegreen Vacations Unlimited, Inc., Bluegreen Nevada, LLC, Bluegreen Corporation and GMAC Commercial Finance, LLC (incorporated by reference to Exhibit 10.106 to Quarterly Report on Form 10-Q for the period ended June 30, 2009).

10.39

Master Acquisition, Development and Construction Facility Loan and Security Agreement dated April 17, 2008, between Textron Financial Corporation as Lender, Bluegreen Vacations Unlimited, Inc. as Borrower and Bluegreen Corporation as Guarantor (incorporated by reference to Exhibit 10.194 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.40

First Amendment to Master Acquisition, Development and Construction Facility Loan and Security Agreement dated October 28, 2009, between Textron Financial Corporation as Lender, Bluegreen Vacations Unlimited, Inc. as Borrower and Bluegreen Corporation as Guarantor(incorporated by reference to Exhibit 10.100 to Quarterly Report on Form 10-Q for the period ended September 30, 2009).

10.41

First Amendment to Amended and Restated Acquisition and Construction Loan and Security Agreement (Sub-loan and Security Agreement for Mt. Olympus Resort) dated October 28, 2009, between Textron Financial Corporation as Lender, Bluegreen Vacations Unlimited, Inc. as Borrower, and Bluegreen Corporation as Guarantor (incorporated by reference to Exhibit 10.200 to Quarterly Report on Form 10-Q for the period ended September 30, 2009).

10.42

Loan and Security Agreement dated February 10, 2003, between Bluegreen Corporation, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to Exhibit 10.157 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.43

Modification Agreement (Receivables Loan and Security Agreement) dated September 10, 2003, between Bluegreen Corporation, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to Exhibit 10.168 to Annual Report on Form 10-K for the year ended December 31, 2003).

10.44

Second Modification Agreement (Receivables Loan and Security Agreement) dated September 15, 2004, between Bluegreen Corporation, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to Exhibit 10.169 to Annual Report on Form 10-K for the year ended December 31, 2004.)

10.45

Third Modification Agreement (Receivables Loan and Security Agreement) dated February 15, 2006 between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.176 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.46

Revolving Promissory Note (Receivables Loan) dated February 10, 2003, between Bluegreen Corporation, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to Exhibit 10.158 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.47

Amendment No. 1 to Revolving Promissory Note (Receivables Loan) dated as of September 10, 2003 between Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., Bluegreen/Big Cedar Vacations, LLC and Residential Funding Corporation (incorporated by reference to Exhibit 10.160 to Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.48

Sale and  Servicing  Agreement  among BXG  Receivables  Owner  Trust 2004-A,   Bluegreen   Receivables   Finance   Corporation  VII,  the Registrant,  Concord Servicing  Corporation,  Vacation Trust,  Inc., U.S.  Bank  National   Association  and  General   Electric  Capital Corporation,  dated as of August 3, 2004  (incorporated by reference to exhibit  10.106 to  Quarterly  Report on Form 10-Q dated June 30,2004).

10.49

Indenture between BXG Receivables Owner Trust 2004-A and U.S. Bank National Association, dated as of August 3, 2004 (incorporated by reference to exhibit 10.108 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.50

BXG Receivables Owner Trust 2004-A Definitions Annex, Definitions and Interpretations, dated as of August 3, 2004 (incorporated by reference to exhibit 10.109 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.51

Indenture   between BXG   Receivables   Owner Trust 2004-B,   the Registrant, Vacation Trust, Inc., Concord Servicing Corporation and U.S. Bank National Association, dated as of June 15, 2004(incorporated by reference to exhibit 10.130 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.52

Sale   Agreement  by  and  among   Bluegreen   Receivables   Finance Corporation VIII and BXG Receivables Note Trust 2004-B,  dated as of June 15,  2004  (incorporated  by  reference  to  exhibit  10.133 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.53

Standard  Definitions  to Indenture  between BXG  Receivables  Owner Trust  2004-B,   the  Registrant,   Vacation  Trust,  Inc.,  Concord Servicing Corporation and U.S. Bank National  Association,  dated as of June 15, 2004  (incorporated  by reference  to exhibit  10.131 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.54

Full Guaranty dated February 10, 2003, by Bluegreen Corporation in favor of Residential Funding Corporation (incorporated by reference to Exhibit 10.159 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.55

BXG Receivables Owner Trust 2006-A Definition Annex, Definitions and Interpretations, dated as of March 13, 2006 (incorporated by reference to Exhibit 10.180 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.56

Indenture between BXG Receivables Owner Trust 2006-A and U.S. Bank National Association, dated as of March 13, 2006 (incorporated by reference to Exhibit 10.182 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.57

Sale and Servicing Agreement among BXG Receivables Owner Trust 2006-A, Bluegreen Receivables Finance Corporation XI, the Trust Depositor, Concord Servicing Corporation, Vacation Trust, Inc., U.S. Bank National Association and General Electric Capital Corporation dated March 13, 2006 (incorporated by reference to Exhibit 10.183 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.58

Receivables Note Trust 2007-A, Standard Definitions, dated as of September 15, 2007 (incorporated by reference to Exhibit 10.184 to Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.59

Indenture between BXG Receivables Note Trust 2007-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian dated September 15, 2007 (incorporated by reference to Exhibit 10.185 to Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.60

Sale Agreement by and among BRF Corporation 2007-A as Depositor and BXG Receivables Note Trust 2007-A as Issuer dated September 15, 2007 (incorporated by reference to Exhibit 10.186 to Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.61

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller, and BRF Corporation 2007-A as Depositor, dated September 15, 2007 (incorporated by reference to Exhibit 10.187 to Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.62

Purchase and Contribution Agreement by and among Bluegreen Corporation and BRF Corporation 2007-A, dated September 15, 2007 (incorporated by reference to Exhibit 10.188 to Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.63

BXG Receivables Note Trust 2006-B, Standard Definitions, dated as of September 15, 2006 (incorporated by reference to Exhibit 10.185 to Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.64

Indenture between BXG Receivables Note Trust 2006-B as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian dated September 15, 2006 (incorporated by reference to Exhibit 10.186 to Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.65

Sale Agreement by and among Bluegreen Receivables Finance Corporation XII as Depositor and BXG Receivables Note Trust 2006-B as Issuer dated September 15, 2006 (incorporated by reference to Exhibit 10.187 to Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.66

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller, and Bluegreen Receivables Finance Corporation XII as Depositor, dated September 15, 2006 (incorporated by reference to Exhibit 10.188 to Quarterly Report on Form 10-Q for the period September 30, 2006).

10.67

Purchase and Contribution Agreement by and among Bluegreen Corporation and Bluegreen Receivables Finance Corporation XII, dated September 15, 2006 (incorporated by reference to Exhibit 10.189 to Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.68	BXG Legacy 2010 LLC, Standard Definitions, dated as of August 1, 2010 (incorporated by reference to Exhibit 10.198 to Current Report on Form 8-K filed on September 7, 2010).

10.69

Indenture between BXG Legacy 2010 LLC as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association as Indenture Trustee, Paying Agent, Custodian and Account Intermediary, dated August 1, 2010 (incorporated by reference to Exhibit 10.199 to Current Report on Form 8-K filed on September 7, 2010).

10.70

Sale Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BXG Legacy 2010 LLC as Issuer dated August 1, 2010 (incorporated by reference to Exhibit 10.200 to Current Report on Form 8-K filed on September 7, 2010).

10.71	BXG Receivable Note Trust 2010-A, Standard Definitions, dated as of November 15, 2010 (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on December 21, 2010).

10.72

Indenture between BXG Receivable Note Trust 2010-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association as Indenture Trustee, Paying Agent and Custodian, dated November 15, 2010 (incorporated by reference to Exhibit 10.101 to Current Report on Form 8-K filed on December 21, 2010).

10.73

Sale Agreement by and among BRFC 2010-A LLC as Depositor and BXG Note Trust 2010-A as Issuer dated November 15, 2010 (incorporated by reference to Exhibit 10.102 to Current Report on Form 8-K filed on December 21, 2010).

10.74

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2010-A LLC as Depositor, dated November 15, 2010 (incorporated by reference to Exhibit 10.103 to Current Report on Form 8-K filed on December 21, 2010).

10.75

Purchase and Contribution Agreement by and among Bluegreen Corporation as Seller and BRFC 2010-A LLC as Depositor, dated November 15, 2010 (incorporated by reference to Exhibit 10.104 to Current Report on Form 8-K filed on December 21, 2010).

10.76	BXG Receivables Note Trust 2008-A, Standard Definitions, dated as of March 15, 2008 (incorporated by reference to Exhibit 10.195 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.77

Indenture between BXG Receivables Note Trust 2008-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association as Indenture Trustee, Paying Agent and Custodian, dated March 15, 2008 (incorporated by reference to Exhibit 10.196 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.78

Sale Agreement dated March 15, 2008, by and among BRFC 2008-A LLC as Depositor and BXG Receivables Note Trust 2008-A as Issuer (incorporated by reference to Exhibit 10.197 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.79

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2008-A LLC as Depositor, dated March 15, 2008 (incorporated by reference to Exhibit 10.198 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.80

Purchase and Contribution Agreement by and among Bluegreen Corporation and BRFC 2008-A LLC, dated March 15, 2008 (incorporated by reference to Exhibit 10.199 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.81

Receivable Loan Note by Bluegreen Corporation as Borrower in favor of Liberty Bank as Lender, dated as of August 27, 2008 (incorporated by reference to Exhibit 10.201 to Quarterly Report on Form 10-Q for the period ended September 30, 2008).

10.82

Receivable Loan Agreement by Bluegreen Corporation as Borrower in favor of Liberty Bank as Lender, dated as of August 27, 2008 (incorporated by reference to Exhibit 10.200 to Quarterly Report on Form 10-Q for the period ended September 30, 2008).

10.83

Second Amendment to Receivables Loan Agreement dated September 27, 2010, by and among Bluegreen Corporation and Liberty Bank (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on September 30, 2010).

10.84	Third Amendment to Receivables Loan Agreement by and between Bluegreen Corporation and Liberty Bank (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on March 4, 2011).

10.85

Receivables Loan Agreement by and among Bluegreen Corporation as Borrower, Liberty Bank and TD Bank, N.A. as Lenders, and Liberty Bank as Agent (incorporated by reference to Exhibit 10.101 to Current Report on Form 8-K filed on March 4, 2011).

10.86

Purchase and Contribution Agreement, dated as of May 1, 2006 by and among Bluegreen Corporation as Seller and Bluegreen Timeshare Finance Corporation I as Depositor (incorporated by reference to Exhibit 10.211 to Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.87

Sale Agreement dated May 1, 2006, by and among Bluegreen Timeshare Finance Corporation I as Depositor and BXG Timeshare Trust I as Issuer (incorporated by reference to Exhibit 10.213 to Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.88	Omnibus Amendment No. 4 dated as of June 30, 2009 (incorporated by reference to Exhibit 10.207 to Annual Report on Form 10-K for the year ended December 31, 2009).

10.89

Second Amended and Restated Indenture dated June 1, 2009 between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer, U.S. Bank National Association as Indenture Trustee, Paying Agent and Custodian and Branch Banking and Trust Company as Agent (incorporated by reference to Exhibit 10.101 to Quarterly Report on Form 10-Q for the period ended June 30, 2009).

10.90

Second Amended and Restated Standard Definitions to Indenture dated June 1, 2009 between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer, U.S. Bank National Association as Indenture Trustee, Paying Agent and Custodian and Branch Banking and Trust Company as Agent (incorporated by reference to Exhibit 10.102 to Quarterly Report on Form 10-Q for the period ended June 30, 2009).

10.91

Second Amended and Restated Note Funding Agreement dated June 1, 2009 among BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Seller and Servicer, Bluegreen Timeshare Finance Corporation I as Depositor, various Purchaser Parties and Branch Banking and Trust Company as Agent (incorporated by reference to Exhibit 10.103 to Quarterly Report on Form 10-Q for the period ended June 30, 2009).

10.92

Second Amended Trust Agreement dated June 1, 2009 between Bluegreen Timeshare Finance Corporation I as Depositor and Residual Interest Holder, GSS Holdings, Inc. as Trust Owner and Wilmington Trust Company as Owner Trustee (incorporated by reference to Exhibit 10.104 to Quarterly Report on Form 10-Q for the period ended June 30, 2009).

10.93

Omnibus Amendment No. 5 dated June 29, 2010, by and among Bluegreen Corporation, Bluegreen Timeshare Finance Corporation I, BXG Timeshare Trust I, Vacation Trust, Inc., Wilmington Trust Company as Owner Trustee, Concord Servicing Corporation, GSS Holdings, Inc. as Trust Owner, U.S. Bank National Association and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on June 29, 2010).

10.94

Third Amended and Restated Indenture dated August 1, 2010 between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer, U.S. Bank, National Association as Indenture Trustee, Paying Agent and Custodian, and Branch Banking and Trust Company as Agent (incorporated by reference to Exhibit 10.214 to Current Report on Form 8-K filed on September 7, 2010).

10.95

Third Amended and Restated Standard Definitions to Indenture dated August 1, 2010 between BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer, U.S. Bank, National Association as Indenture Trustee, Paying Agent and Custodian, and Branch Banking and Trust Company as Agent (incorporated by reference to Exhibit 10.215 to Current Report on Form 8-K filed on September 7, 2010).

10.96

Third Amended and Restated Note Funding Agreement dated August 1, 2010 among BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Seller and Servicer, Bluegreen Timeshare Finance Corporation I as Depositor, various Purchaser Parties and Branch Banking and Trust Company as Agent (incorporated by reference to Exhibit 10.216 to Current Report on Form 8-K filed on September 7, 2010).

10.97

Amended, Restated and Consolidated Loan Agreement, dated April 30, 2010, by and between Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A., and Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., and Bluegreen Louisiana, LLC (incorporated by reference to Exhibit 10.100 to Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.98

Amended, Restated and Consolidated Promissory Note, dated April 30, 2010 for $35,975,615 by Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., and Bluegreen Louisiana, LLC in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.101 to Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.99

Loan and Security Agreement, dated September 30, 2010, by and between National Bank of Arizona as lender and Bluegreen/Big Cedar Vacations, LLC, as borrower (incorporated by reference to Exhibit 10.100 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.100

Promissory Note, dated September 30, 2010, for $20,000,000 by Bluegreen/Big Cedar Vacations, LLC in favor of National Bank of Arizona (incorporated by reference to Exhibit 10.101 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.101

Full Guaranty, dated September 30, 2010, by Bluegreen Corporation as guarantor, in favor of National Bank of Arizona as lender (incorporated by reference to Exhibit 10.102 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.102

Omnibus Amendment No. 8 dated December 17, 2010, by and among the BXG Timeshare Trust I as Issuer, Bluegreen Timeshare Finance Corporation I as Depositor, Bluegreen Corporation as Servicer, Concord Servicing Corporation as Backup Servicer, U.S. Bank National Association as Custodian and as Indenture Trustee, and Branch Banking and Trust Company as Agent (incorporated by reference to Exhibit 10.105 to Current Report on Form 8-K filed on December 21, 2010).

10.103

Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of December 31, 2007 (incorporated by reference to Exhibit 10.301 to Annual Report on Form 10-K for the year ended December 31, 2007).

10.104

First Amendment to Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of October 1, 2010 (incorporated by reference to Exhibit 10.105 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.105

Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen Corporation and affiliates, dated as of December 31, 2007 (incorporated by reference to Exhibit 10.302 to Annual Report on Form 10-K for the year ended December 31, 2007).

10.106

First Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of June 26, 2010 (incorporated by reference to Exhibit 10.103 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.107

Second Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of October 1, 2010 (incorporated by reference to Exhibit 10.104 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.108

Amended and Restated Administrative Services Agreement dated as of December 31, 2006 by and among Bluegreen/Big Cedar Vacations, LLC, Bluegreen Vacations Unlimited, Inc. and Big Cedar LLC (incorporated by reference to Exhibit 10.303 to Annual Report on Form 10-K for the year ended December 31, 2007).

10. 109

First Amendment to Amended and Restated Administrative Services Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of October 1, 2010 (incorporated by reference to Exhibit 10.107 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.110

Amended and Restated Servicing Agreement dated as of December 31, 2006 by and among Bluegreen Corporation, Bluegreen/Big Cedar Vacations, LLC and Big Cedar LLC (incorporated by reference to Exhibit 10.304 to Annual Report on Form 10-K for the year ended December 31, 2007).

10.111

Contribution Agreement dated as of June 16, 2000 by and between Bluegreen Vacations Unlimited, Inc. and Big Cedar LLC (incorporated by reference to Exhibit 10.204 to Quarterly Report on Form 10-Q for the period ended July 2, 2000).

10.112

First Amendment to Amended and Restated Servicing Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of October 1, 2010 (incorporated by reference to Exhibit 10.106 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.113

First Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of June 26, 2010 (incorporated by reference to Exhibit 10.103 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.114

Second Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of October 1, 2010 (incorporated by reference to Exhibit 10.104 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10. 115

Loan Sale and Servicing Agreement by and among BRFC – Q 2010 LLC as Seller, Quorum Federal Credit Union as Buyer, Vacation Trust, Inc. as Club Trustee, U.S. Bank National Association as Custodian and Paying Agent, Bluegreen Corporation as Servicer and Concord Servicing Corporation as Backup Servicer, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on December 29, 2010).

10.116	BRFC – Q 2010 LLC, Standard Definitions, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.101 to Current Report on Form 8-K filed on December 29, 2010).

10.117

Purchase and Contribution Agreement by and among Bluegreen Corporation and BRFC – Q 2010 LLC, dated December 22, 2010 (incorporated by reference to Exhibit 10.102 to Current Report on Form 8-K filed on December 29, 2010).

10.118

Loan Sale and Servicing Agreement by and among BBCV Receivables - Q 2010 LLC as Seller, Quorum Federal Credit Union as Buyer, Vacation Trust, Inc. as Club Trustee, U.S. Bank National Association as Custodian and Paying Agent, Bluegreen Corporation as Servicer and Concord Servicing Corporation as Backup Servicer, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.103 to Current Report on Form 8-K filed on December 29, 2010).

10.119	BBCV Receivables – Q 2010 LLC, Standard Definitions, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.104 to Current Report on Form 8-K filed on December 29, 2010).

10.120

Purchase and Contribution Agreement by and among Bluegreen/Big Cedar Vacations, LLC and BBCV Receivables – Q 2010 LLC, dated December 22, 2010 (incorporated by reference to Exhibit 10.105 to Current Report on Form 8-K filed on December 29, 2010).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plan or arrangement.