Form 10-K/A
period 2010-12-31
BLUEGREEN CORP
filed 2011-04-29
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Amendment No. 1

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2010

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

Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $46,245,664 based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2010 ($3.01 per share). For this purpose, “affiliates” include members of the registrant’s Board of Directors, members of executive management of the registrant and all persons known by the registrant to be the beneficial owners of more than 10% of the Company’s outstanding common stock.

As of April 20, 2011, there were 32,504,612 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Bluegreen Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010 to include the remaining information required by Items 10-14 of Part III of Form 10-K. Pursuant to Item 9B of Form 10-K, the Company is also providing information with regard to Robert F. Dwors’ and J. Larry Rutherford’s resignations from the Company’s Board of Directors in lieu of filing a separate Current Report on Form 8-K relating to their resignations.

BLUEGREEN CORPORATION

Amendment No. 1 to
Annual Report on Form 10-K
for the year ended December 31, 2010

PART II

Item 9B. Other Information

The information set forth under Item 10 of Part III below with regard to Robert F. Dwors’ and J. Larry Rutherford’s resignations from the Company’s Board of Directors is incorporated into this item by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below are the names and ages of the Company’s directors as of April 20, 2011 as well as certain additional information for each director, including his principal occupation or employment for at least the previous five years.

Alan B. Levan, age 66, became a director of the Company in 2002. In May 2002, Mr. Levan was elected as Chairman of the Company’s Board of Directors. Since 1978, Mr. Levan has served as the Chairman of the Board and Chief Executive Officer of BFC Financial Corporation (“BFC”) or its predecessors. BFC currently beneficially owns approximately 52% of the Company’s common stock. Mr. Levan has been the Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) since 1994, and Chairman of the Board of BankAtlantic, BankAtlantic Bancorp’s bank subsidiary, since 1987. Since June 2009, Mr. Levan has also served as a director of Benihana, Inc. (“Benihana”). In addition to its majority interest in the Company’s common stock, BFC also holds a controlling interest in BankAtlantic Bancorp and a significant investment in Benihana. Mr. Levan also served as the Chairman of the Board and Chief Executive Officer of Woodbridge Holdings Corporation from 1985 until 2009 when it merged with BFC. The Board believes that Mr. Levan’s leadership and his extensive business experience gained from, among other things, his service as Chairman and Chief Executive Officer of publicly traded companies has enhanced the Board and contributed to the Company. The Board also believes that, as the Company’s Chairman for the previous nine years, Mr. Levan has a thorough understanding of the Company’s business, affairs and prospects, which has allowed him to bring insight and perspective to the Board. In addition, the Board believes that Mr. Levan has successfully interacted with management, including John M. Maloney, Jr., the Company’s Chief Executive Officer and President, which has provided the Company with the appropriate foundation to pursue its strategic and operational objectives.

John E. Abdo, age 67, became a director of the Company in 2002. In May 2002, Mr. Abdo was elected as the Vice Chairman of the Company’s Board of Directors. Mr. Abdo has been the Vice Chairman of BankAtlantic Bancorp since 1994 and a director of BankAtlantic since 1984. Since 1993, Mr. Abdo has also served as Vice Chairman of BFC. He served as Vice Chairman of Woodbridge Holdings Corporation until September 2009 when it merged with BFC. Mr. Abdo is also Vice Chairman of Benihana and President of Abdo Companies, Inc. He is also a member of the Board of Directors of the Performing Arts Center Authority (PACA) and former President and current director and Chairman of the Finance Committee of the Broward Performing Arts Foundation. The Board believes that it has benefited from the contributions that Mr. Abdo has made, and the perspective that Mr. Abdo has added, to the Board, many of which resulted from his knowledge of the Company’s business and affairs based on his service as Vice Chairman for the past nine years, and his experience and knowledge regarding the real estate sector generally.

Norman H. Becker, age 73, became a director of the Company in March 2003. Mr. Becker is currently, and has been for more than ten years, self-employed as a Certified Public Accountant. Mr. Becker is also the Chief Financial Officer and Treasurer of Proguard Acquisition Corp. as well as a member of its Board of Directors. Mr. Becker was previously a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for more than ten years. Mr. Becker is also a director of Benihana. The Board believes that Mr. Becker has provided valuable insight to the Board based on his business, financial and accounting expertise and that his accounting and financial knowledge has made him a valuable member of the Audit Committee.

Lawrence A. Cirillo, age 72, became a director of the Company in October 2003. Mr. Cirillo was Principal Partner and President of Atlantic Chartering, an oil tanker brokerage company, from 1979 until Atlantic Chartering merged with Seabrokers, Inc., a subsidiary of Clarkson, Ltd. Mr. Cirillo served as a Vice President of Seabrokers, Inc. until 2000. From 2000 to present, Mr. Cirillo has served as an oil tanker broker with Southport Maritime, Inc. The Board believes that it has benefited from Mr. Cirillo’s business experience generally and within the sales industry in particular.

Robert F. Dwors, age 68, became a director of the Company in October 2005. In December 2005, Mr. Dwors became the Managing Partner of Cypress Equities, LLC, a commercial brokerage and real estate development company, where he also serves as a director. From 1995 until he joined Cypress Equities in December 2005, Mr. Dwors served as Senior Vice President of Corporate Real Estate Services for AutoNation, Inc. The Board believes that it has benefited from Mr. Dwors’ knowledge of the real estate industry and the related capital and credit markets gained from his current and past positions. In addition, Mr. Dwors provided valuable contributions to the Audit Committee as a result of his experience and knowledge with respect to financial matters gained throughout his career. On April 26, 2011, Mr. Dwors resigned from the Board in order to pursue other business interests.

Scott W. Holloway, age 62, became a director of the Company in October 2003. Since 1986, Mr. Holloway has served as President, Chief Executive Officer and sole owner of Hampton Financial Group, Inc., a company involved in real estate development, investment, management and mortgage brokerage services. In January 2007, Mr. Holloway formed SWH Master, LLC, which owns a 20% equity interest in Capstone Group, LLC, a commercial real estate investment company. The Board believes that Mr. Holloway’s experience in investment management has added to the expertise and insight of the Board. The Board also believes that it has benefited from Mr. Holloway’s knowledge of the real estate industry and the related capital and credit markets.

John Laguardia, age 72, became a director of the Company in 2000. Since August 2008, Mr. Laguardia has served as the President and Chief Executive Officer of Liberty Consulting USA, LLC, a real estate and troubled asset consulting company. From 2005 until January 2008, he served as Senior Vice President-Acquisitions of Woodbridge Holdings Corporation and, from 2004 through April 2005, he was the Chairman of the Board and Chief Executive Officer of Bowden Building Corporation. From 1999 through April 2004, he was the President, Chief Executive Officer and Chief Operating Officer of ALH II, Inc., a holding company involved in the roll-up of regional homebuilders located in the southeastern United States. From 1997 through 1999, Mr. Laguardia served as the Executive Vice President and Chief Operating Officer of Atlantic Gulf Communities Corporation, a publicly traded real estate development company. Mr. Laguardia was the President and Chief Executive Officer for American Heritage Homes from 1994 to 1997. Mr. Laguardia is also President and serves as a director of the Schooner Point Condominium Association. The Board believes that it has benefited from Mr. Laguardia’s leadership skills and knowledge of the real estate industry and the resulting insight and expertise that he has provided to the Board. In addition, the Board believes that, as a member of the Board for over ten years, Mr. Laguardia’s understanding of the Company’s business and affairs has provided valuable perspective to the Board.

Mark A. Nerenhausen, age 56, became a director of the Company in October 2003. Since August 2010, Mr. Nerenhausen has been a Principal of ZSP Consulting. From March 2009 through July 2010, Mr. Nerenhausen served as President and Chief Executive Officer of the Dallas Performing Arts Foundation. He previously served as President and Chief Executive Officer of the Performing Arts Center Authority (PACA), the successor to the Broward Center for the Performing Arts, from 1998 through March 2009. The Board believes that it has benefited from Mr. Nerenhausen’s leadership skills and business and management experience gained from his service in Principal, President and Chief Executive Officer positions, including the sales aspects of his positions.

J. Larry Rutherford, age 65, became a director of the Company in 1997. Since September 1999, Mr. Rutherford has been the President and Chief Executive Officer of SouthStar Development Partners, Inc., a real estate developer. From 1990 to 1999, he served as the President and Chief Executive Officer of Atlantic Gulf Communities Corporation, a land development company. The Board believes that it has benefited from Mr. Rutherford’s contributions, many of which resulted from his vast experience in the real estate industry and his understanding of the Company’s business and affairs gained from his fourteen years of service on the Board. Additionally, Mr. Rutherford’s financial knowledge has made him a valuable contributor to the Audit Committee. On April 28, 2011, Mr. Rutherford provided notice to the Company of his resignation from the Board, effective April 30, 2011.

Arnold Sevell, age 63, became a director of the Company in 2002. For more than fifteen years, Mr. Sevell has been the President of Sevell Realty Partners, Inc., a full-service commercial real estate firm, and its affiliated entities, Sevell Realty Holdings, LLC, Sevell Family Holdings, LLC and Sevell Residential Realty LLC. Mr. Sevell also serves as a member of the Planning and Zoning Board of Boca Raton, Florida. The Board believes that Mr. Sevell has provided expertise and insight to the Board as a result of his knowledge of and experience within the real estate industry and his insight into real estate markets generally.

Executive Officers

Information required by Item 10 with respect to the Company’s executive officers is set forth under Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that, during the year ended December 31, 2010, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to the Company’s officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

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

Audit Committee Members and Financial Expert

The Company’s Board of Directors has established an Audit Committee. During 2010, the Audit Committee consisted of Norman H. Becker, Chairman, Robert F. Dwors, J. Larry Rutherford and Arnold Sevell. The Company’s Board of Directors has determined that Mr. Becker is qualified as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and is “independent” within the meaning of applicable SEC rules and regulations relating to directors serving on audit committees and the listing standards of the New York Stock Exchange.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information concerning compensation paid or accrued by the Company during the years ended December 31, 2010 and 2009 to or on behalf of the Company’s Chief Executive Officer and each of the next two highest paid executive officers of the Company during the year ended December 31, 2010 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John M. Maloney, Jr., President	2010	$600,000	$750,000	(1)	—	—	—	—	$10,133	$1,360,133
and Chief Executive Officer	2009	600,000	1,375,000	(1)	—	—	—	—	10,968	1,985,968

David L. Pontius, Senior Vice	2010	475,000	—		—	—	669,872	—	12,000	1,156,872
President and Chief Strategy Officer;	2009	450,000	150,000		—	—	609,093	—	12,000	1,221,093
President – Bluegreen Management Services(2)

David A. Bidgood, Senior Vice	2010	400,000	—		—	—	582,639	—	9,900	992,539
President; President – Bluegreen Resorts
Field Sales and Marketing(4)

(1)	Represent cash bonuses paid to Mr. Maloney under the discretionary component of the Company’s annual incentive program, as described below.

(2)

During April 2007, the Company entered into a letter agreement relating to Mr. Pontius’s employment with the Company. Under the terms of the letter agreement, the Company agreed to pay Mr. Pontius an annual base salary, subject to increases at the discretion of the Compensation Committee, and a $450,000 signing bonus payable in three equal annual installments. Mr. Pontius’ annual base salary was $450,000 for 2009 and $475,000 for 2010. The 2009 bonus paid to Mr. Pontius represents the final $150,000 installment payment with respect to the signing bonus. The letter agreement also provides for Mr. Pontius to receive certain benefits and to be eligible to receive a bonus of 100% to 150% of his base salary based upon the achievement of targeted financial performance objectives under the Company’s annual incentive program, as described below. Additional information regarding the letter agreement is set forth below under the heading “Potential Payments Upon Termination or Change in Control.”

(3)

The Company has an annual incentive program, which is a cash bonus plan that includes a formula-based element pursuant to which bonuses are tied to the financial performance of the Company and its divisions and a discretionary element pursuant to which bonuses are tied to a subjective evaluation of overall performance in areas outside those that are objectively measured from financial results. Mr. Pontius was paid bonuses of $669,872 and $609,093 during 2010 and 2009, respectively, based on his achievement during those years of the financial performance objectives under the program related generally to Bluegreen Resorts’ and Bluegreen Services’ field operating profit and, with respect to 2009, cash generation and earnings per share measures (in each case excluding the results of Bluegreen Communities). During 2010, Mr. Bidgood was paid a bonus of $582,639 based on his achievement of the financial performance objectives under the program related generally to timeshare sales and selling, general and administrative expenses (excluding corporate overhead and certain other items).

(4)	Mr. Bidgood was not a “named executive officer” (as such term is defined under applicable SEC rules and regulations) of the Company for 2009.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of December 31, 2010.

	Option Awards						Stock Awards

	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested

Name	Exercisable		Unexercisable

John M. Maloney, Jr.	20,000	(1)	—		$2.29	5/24/2011	—	—		—	—
	100,000	(3)	—		$5.84	10/9/2013	—	—		—	—
	65,000	(4)	—		$18.36	7/20/2015	—	—		—	—
	—		45,000	(5)	$12.07	7/19/2016	—	—		—	—
	—		—		—	—	37,848	$121,871	(6)	—	—
	—		—		—	—	77,336	$249,022	(7)	—	—
	—		—		—	—	275,000	$885,500	(8)	—	—
	—		275,000	(8)	$7.50	5/21/2015	—	—		—	—

David L. Pontius	—		—		—	—	56,391	$181,579	(7)	—	—
	—		—		—	—	112,500	$362,250	(8)	—	—
	—		112,500	(8)	$7.50	5/21/2015	—	—		—	—

David A. Bidgood	200,000	(2)	—		$3.45	6/25/2012	—	—		—	—
	—		85,000	(8)	$7.50	5/21/2015
	24,000	(4)	—		$18.36	7/20/2015
	—		30,000	(5)	$12.07	7/19/2016	—	—		—	—
							25,232	$81,247	(6)	—	—
	—		—		—	—	56,391	$181,579	(7)	—	—
	—		—		—	—	85,000	$273,700	(8)	—	—

(1)	Vested ratably over a five-year period ended May 24, 2006.

(2)	Vested on June 25, 2007.

(3)	Vested on October 9, 2008.

(4)	Vested on July 20, 2010.

(5)	Vests on July 19, 2011.

(6)	Vests on July 18, 2012.

(7)	Vests on February 13, 2013.

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

Potential Payments Upon Termination or Change in Control

During April 2007, the Company entered into a letter agreement relating to Mr. Pontius’s employment with the Company. In addition to setting forth his compensation as described in footnote 2 to the “Summary Compensation Table” above, the letter agreement provides that, in the event of the Company’s termination of Mr. Pontius’ employment without cause (as defined in the letter agreement), Mr. Pontius will receive a severance payment in an amount equal to his then-current annual base salary ($475,000 at December 31, 2010) plus a pro-rated portion of the bonus payment that he would be entitled to receive based on the achievement of targeted financial performance objectives ($676,097 for the year ended December 31, 2010).

Neither Mr. Maloney nor Mr. Bidgood is currently entitled to receive any payment or other benefit at, following, or in connection with, retirement under any arrangement or agreement with the Company.

Compensation of Directors

The Company’s compensation policy for non-employee directors is designed to achieve the following goals: (i) compensation should fairly pay directors for work required by a company of similar size and scope to the Company; (ii) compensation should align directors’ interests with the long-term interests of the Company’s shareholders; and (iii) the structure of the compensation should be simple, transparent and easy for shareholders to understand.

While in the past the Company has compensated its non-employee directors for their service on the Board and its committees through the payment of cash fees and the granting of equity compensation (consisting of stock options and/or restricted stock awards), the Company currently compensates its directors through cash fees only, with each non-employee director, other than Alan B. Levan and John E. Abdo, earning $100,000 annually for his service on the Board. (During 2010, each of Messrs. Levan and Abdo earned $100 for his service on the Board, and Mr. Abdo also received $6,251 of benefits, which is included in the “All Other Compensation” column of the “Director Compensation Table – 2010” below.) In addition, the Company currently compensates its directors for their services on the committees of the Board as follows. Members of the Audit Committee, other than its Chairman, receive $10,000 in cash annually. The Chairman of the Audit Committee receives $15,000 in cash annually. The Chairmen of the Nominating/Corporate Governance Committee and the Compensation Committee each receive $3,500 in cash annually. Other members of the Nominating/Corporate Governance Committee and the Compensation Committee do not currently receive additional compensation for their service on those committees. J. Larry Rutherford also receives compensation, currently consisting of an annual cash fee of $15,000, for his service on the Investment Committee. In addition, during 2010, a special committee of the Board of Directors was created to evaluate the advisability of certain strategic alternatives. Arnold Sevell, Chairman, Lawrence A. Cirillo, Robert F. Dwors, Scott W. Holloway, and J. Larry Rutherford served on the special committee and received compensation for their service on the committee as follows. Mr. Sevell received $25,000 for serving as Chairman of the committee. Each of the other members of the committee received $15,000. In addition, each member of the Committee, including Mr. Sevell, received $1,000 for each meeting of the committee which he attended in person or via teleconference. Except as described above, directors do not receive additional compensation for attendance at Board of Directors’ meetings or meetings of committees on which they serve.

Director Compensation Table - 2010

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or on behalf of its non-employee directors for their service during the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alan B. Levan	$100	$—	$—	$—	$—	$—	$100

John E. Abdo	100	—	—	—	—	6,251	6,351

Norman H. Becker	90,000	—	—	—	—	—	90,000

Lawrence A. Cirillo	107,000	—	—	—	—	—	107,000

Robert F. Dwors	116,000	—	—	—	—	—	116,000

Scott W. Holloway	101,750	—	—	—	—	—	101,750

John Laguardia	75,000	—	—	—	—	—	75,000

Mark A. Nerenhausen	72,500	—	—	—	—	—	72,500

J. Larry Rutherford	102,000	—	—	—	—	—	102,000

Arnold Sevell	128,750	—	—	—	—	—	128,750

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders and Security Ownership of Management

The following table sets forth, as of April 20, 2011, certain information as to persons owning in excess of 5% of the outstanding shares of the Company’s common stock. In addition, the following table includes the outstanding securities beneficially owned by (i) the Company’s directors as of April 20, 2011, (ii) each of the Named Executive Officers and (iii) the Company’s directors and executive officers as of April 20, 2011 as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s common stock as of April 20, 2011. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock: (i) over which he or she has or shares, directly or indirectly, voting or investment power; or (ii) of which he or she has the right to acquire beneficial ownership at any time within 60 days after April 20, 2011. As used herein, “voting power” is the power to vote, or direct the voting of, shares and “investment power” includes the power to dispose, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

Name	Common Stock (1)	Options Exercisable Within 60 Days	Total Shares Beneficially Owned	Percent of Shares Outstanding (2)

BFC Financial Corporation (3) 2100 W. Cypress Creek Road Ft. Lauderdale, FL 33309	16,922,953	—	16,922,953	50.3%
John E. Abdo (3)	16,922,953	50,000	16,972,953	50.5%
Norman H. Becker	34,940	16,010	50,950	*
Lawrence A. Cirillo	100	77,712	77,812	*
Robert F. Dwors (4)	30,566	13,535	44,101	*
Scott W. Holloway	9,531	70,287	79,818	*
David A. Bidgood	—	224,000	224,000	*
John Laguardia	—	78,213	78,213	*
Alan B. Levan (3)	16,923,053	50,000	16,973,053	50.5%
John M. Maloney, Jr.	7,139	185,000	192,139	*
Mark A. Nerenhausen	32,384	24,499	56,883	*
David L. Pontius	—	—	—	—
J. Larry Rutherford (5)	5,869	16,010	21,879	*
Arnold Sevell	1,000	81,748	82,748	*

All directors and executive officers as of April 20, 2011 as a group (16 persons)	17,086,028	1,122,238	18,208,266	54.2%

Dimensional Fund Advisors Inc. (6) 1299 Ocean Avenue, Santa Monica, CA 90401	2,698,520	—	2,698,520	8.0%

(1)	Includes shares held in the Company’s 401(k) retirement savings plan for employees of the Company.

(2)

In accordance with applicable SEC rules and regulations, the denominator used to calculate the percent of shares outstanding includes shares which may be acquired by the applicable individual, company or group upon the exercise of stock options that are exercisable within 60 days, plus 32,504,612 shares outstanding on April 20, 2011.

(3)

BFC may be deemed to beneficially own the 16,922,953 shares, which are held by its wholly-owned subsidiary, Woodbridge Holdings, LLC. Messrs. Levan and Abdo may be deemed to control BFC, and therefore the shares beneficially owned by BFC may also be deemed to be beneficially owned by Messrs. Abdo and Levan (as reported in a Form 4 filed with the SEC on November 17, 2009 for Messrs. Abdo and Levan).

(4)	Mr. Dwors resigned from the Company’s Board of Directors on April 26, 2011.

(5)	On April 28, 2011, Mr. Rutherford provided notice to the Company of his resignation from the Company’s Board of Directors, effective April 30, 2011.

(6)

As reported in a Schedule 13G/A filed with the SEC on February 11, 2011, Dimensional Fund Advisors LP, subject to the following qualifications, has sole voting power over 2,640,503 of such shares and sole dispositive power over all 2,698,520 of such shares. In that Schedule 13G/A, Dimensional Fund Advisors LP disclosed that: (i) it furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”); (ii) in certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds; (iii) in its role as investment adviser, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or any of its subsidiaries possess voting and/or investment power over the shares that are owned by the Funds; and (iv) all 2,698,520 shares reported in the Schedule 13G/A are owned by the Funds.

Equity Compensation Plan Information

Information required by Item 12 with respect to the Company equity compensation plans is set forth under Item 5 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On November 16, 2009, BFC purchased through a wholly-owned subsidiary approximately 7.4 million shares of the Company’s common stock from Central Florida Investments, Inc. for an aggregate purchase price of approximately $23 million. As a result of the share purchase, BFC beneficially owns approximately 16.9 million shares, or approximately 52%, of the Company’s common stock. Prior to the purchase, BFC owned approximately 9.5 million shares, or approximately 29%, of the Company’s common stock. Alan B. Levan, Chairman of the Company and Chairman, Chief Executive Officer and President of BFC, and John E. Abdo, Vice Chairman of the Company and BFC, collectively may be deemed to beneficially own shares of BFC’s Class A Common Stock and Class B Common Stock representing approximately 72% of BFC’s total voting power.

During 2009 and 2010, the Company paid approximately $0.5 million and $1.3 million, respectively, to a subsidiary of BFC for a variety of management advisory services and reimbursed BFC and another of its subsidiaries approximately $2.4 million and $1.4 million, respectively, for certain expenses incurred in assisting the Company in its efforts to explore potential additional sources of liquidity. During 2009 and 2010, the Company also paid two subsidiaries of BFC a total of approximately $0.4 million and $0.5 million, respectively, in consideration for their provision of risk management and other administrative services. In addition, the Company and BFC have an agreement relating to the maintenance of different registered public accounting firms. Pursuant to the agreement, the Company has reimbursed, or will reimburse BFC for the $624,950 of fees which BFC paid to PricewaterhouseCoopers LLP, its independent registered public accounting firm (“PwC”), in connection with certain reviews and procedures performed at the Company as part of PwC’s annual audit of BFC’s consolidated financial statements for 2010.

Beginning in 2009, the Company entered into a land lease with Benihana, which constructed and operates a restaurant at one of the Company’s resort properties. During each of 2009 and 2010, the Company received lease payments from Benihana of approximately $0.1 million. BFC holds a significant investment in Benihana, and Alan B. Levan and John E. Abdo serve on Benihana’s Board of Directors.

Director Independence

During 2010, the Company’s Board of Directors affirmatively determined that Norman H. Becker, Lawrence A. Cirillo, Robert F. Dwors, Scott W. Holloway, J. Larry Rutherford and Arnold Sevell, who together comprised a majority of the members of the Board of Directors, were “independent” under the listing standards of the New York Stock Exchange and applicable rules and regulations of the SEC. In determining Mr. Becker’s independence, the Board specifically considered the fact that he serves on the Board of Directors of Benihana with Alan B. Levan and John E. Abdo. Mr. Levan serves as Chairman of the Company and Chairman, Chief Executive Officer and President of BFC, and Mr. Abdo serves as Vice Chairman of the Company and BFC. Further, in addition to its beneficial ownership of approximately 52% of the Company’s common stock, BFC also holds a significant investment in Benihana.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees billed for professional services rendered by Ernst & Young LLP, the Company’s independent registered public accounting firm for the years ended December 31, 2010 and 2009 (“E&Y”), for the audit of the Company’s annual financial statements and fees billed for audit-related services, tax services and all other services rendered by E&Y for those years.

	Year Ended December 31,

	2010	2009

Audit Fees (1)	$1,232,147	$1,876,279
Audit-related fees (2)	358,863	172,703
Tax fees (3)	43,000	50,150
Other (4)	1,995	1,995

(1)

The 2010 and 2009 fees relate to the audit of the Company’s consolidated financial statements, assessments of the Company’s internal control over financial reporting, quarterly reviews of the Company’s interim financial statements and accounting consultations on matters addressed during the audit or interim reviews. Approximately $48,650 of the 2009 fees related to the inclusion of the Company’s audited financial statements in certain of BFC’s and Woodbridge Holdings Corporation’s filings with the SEC. These fees were subsequently reimbursed to the Company by BFC or Woodbridge Holdings Corporation, as applicable.

(2)

The 2010 and 2009 fees include approximately $99,085 and $65,280, respectively, for the financial statement audit of one of the Company’s subsidiaries. The balance of the 2010 and 2009 fees relate primarily to the audit of the Bluegreen Corporation Retirement Savings Plan and agreed-upon procedures during those years related to term securitizations.

(3)	The 2010 and 2009 fees include fees for reviewing the Company’s federal income tax returns and certain of its state income tax returns.

(4)	The 2010 and 2009 fees represent the cost of an online accounting research subscription.

All audit-related services, tax services and other services during 2010 were pre-approved by the Audit Committee, which concluded that the provision of such services by E&Y was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

In addition to the amounts included in the table above, during 2010, PwC performed certain reviews and procedures at the Company as part of its annual audit of BFC’s consolidated financial statements. The Company has agreed to reimburse BFC for the $624,950 of fees which it paid to PwC in connection with these services.

Under its charter, the Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent auditor and shall not engage the independent auditor to perform any non-audit services prohibited by law or regulation. Each year, the independent auditor’s retention to audit the Company’s financial statements, including the associated fee arrangement, is approved by the Audit Committee before any audit work for that year is commenced. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent auditor, and management may present additional services for specific pre-approval. The Audit Committee has delegated to its Chairman the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman of the Audit Committee so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting and obtain ratification of such approval by the entire Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

	(3)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEGREEN CORPORATION

Dated: April 29, 2011	By:	/s/ John M. Maloney, Jr.

John M. Maloney, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2011	By:	/s/ Anthony M. Puleo

Anthony M. Puleo
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: April 29, 2011	By:	/s/ Raymond S. Lopez

Raymond S. Lopez
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of April, 2011.

SIGNATURE	TITLE

/s/ John M. Maloney, Jr.	President and Chief Executive Officer
(Principal Executive Officer)
John M. Maloney, Jr.

/s/ Anthony M. Puleo	Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Anthony M. Puleo

/s/ Raymond S. Lopez	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Raymond S. Lopez

/s/ Alan B. Levan	Chairman of the Board of Directors

Alan B. Levan

/s/ John E. Abdo	Vice Chairman of the Board of Directors

John E. Abdo

/s/ Norman H. Becker	Director

Norman H. Becker

/s/ Lawrence Cirillo	Director

Lawrence Cirillo

/s/ Scott W. Holloway	Director

Scott W. Holloway

/s/ John Laguardia	Director

John Laguardia

/s/ Mark A. Nerenhausen	Director

Mark A. Nerenhausen

/s/ J. Larry Rutherford	Director

J. Larry Rutherford

/s/ Arnold Sevell	Director

Arnold Sevell

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002