Form 10-Q
period 2011-03-31
BLUEGREEN CORP
filed 2011-05-13
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

     ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

or

     ☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission	001-09292

Bluegreen Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	03-0300793

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 Conference Way North, Suite 100, Boca Raton, Florida	33431

(Address of principal executive offices)	(Zip Code)

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

          Yes ☐     No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2011, there were 32,504,612 shares of the registrant’s common stock, $0.01 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2010	March 31, 2011

	(1)	(Unaudited)
ASSETS
Unrestricted cash and cash equivalents	$72,085	$57,533
Restricted cash ($41,243 and $38,735 held by VIEs at December 31, and March 31, 2011, respectively)	53,922	50,127
Notes receivable including gross securitized notes of $533,479 and $505,459 (net of allowance of $143,160 and $128,772 at December 31, 2010 and March 31, 2011, respectively)	568,985	553,188
Prepaid expenses	4,882	12,463
Other assets	56,790	50,577
Inventory	419,877	410,357
Property and equipment, net	79,391	77,905

Total assets	$1,255,932	$1,212,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$8,243	$8,505
Accrued liabilities and other	60,518	56,207
Deferred income	17,550	19,206
Deferred income taxes	25,605	27,272
Receivable-backed notes payable - recourse ($22,759 and $20,769 held VIEs at December 31, 2010 and March 31, 2011, respectively)	135,660	129,090
Receivable-backed notes payable - non-recourse (held by VIEs)	436,271	409,560
Lines-of-credit and notes payable	142,120	131,453
Junior subordinated debentures	110,827	110,827

Total liabilities	936,794	892,120

Commitments and contingencies (Note 10)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 140,000 shares authorized; 34,083 shares issued at both December 31, 2010 and March 31, 2011	341	341
Additional paid-in capital	189,580	190,408
Treasury stock, 2,756 common shares at both December 31, 2010 and March 31, 2011, at cost	(12,885)	(12,885)
Retained earnings	107,129	109,660

Total Bluegreen Corporation shareholders’ equity	284,165	287,524
Non-controlling interest	34,973	32,506

Total shareholders’ equity	319,138	320,030

Total liabilities and shareholders’ equity	$1,255,932	$1,212,150

(1)

The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,

	2010	2011

Revenues:
Gross sales of real estate	$40,267	$45,028
Estimated uncollectible VOI notes receivable	(15,014)	(4,119)

Sales of real estate	25,253	40,909

Other resort and communities operations revenue	16,327	17,634
Fee-based sales commission revenue	10,180	10,764
Interest income	27,491	24,556
Other income, net	332	324

	79,583	94,187

Costs and expenses:
Cost of real estate sales	14,028	12,979
Cost of other resort and communities operations	12,222	13,967
Selling, general and administrative expenses	48,373	46,506
Interest expense	17,054	15,378

	91,677	88,830

(Loss) income before non-controlling interest and (benefit) provision for income taxes	(12,094)	5,357
(Benefit) provision for income taxes	(5,776)	1,667

Net (loss) income	(6,318)	3,690
Less: Net income attributable to non-controlling interest	1,539	1,159

Net (loss) income attributable to Bluegreen Corporation	$(7,857)	$2,531

Net (loss) income per common share:
Basic	$(0.25)	$0.08

Diluted	$(0.25)	$0.08

Weighted average number of common shares:
Basic	31,135	31,178

Diluted	31,135	32,055

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2010	2011

Operating activities:
Net (loss) income	$(6,318)	$3,690
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash communities inventory impairment	5,297	—
Non-cash stock compensation expense	1,134	828
Depreciation and amortization	3,977	3,741
Estimated uncollectible notes receivable	15,012	4,069
(Benefit) provision for deferred income taxes	(5,776)	1,667
Changes in operating assets and liabilities:
Notes receivable	15,917	11,728
Prepaid expenses and other assets	(10,386)	(1,947)
Changes in restricted cash	7,313	3,795
Inventory	5,535	9,520
Accounts payable, accrued liabilities and other	(6,336)	(2,354)

Net cash provided by operating activities	25,369	34,737

Investing activities:
Purchases of property and equipment	(1,098)	(744)

Net cash used in investing activities	(1,098)	(744)

Financing activities:
Proceeds from borrowings collateralized by notes receivable	7,456	9,238
Payments on borrowings collateralized by notes receivable	(37,149)	(42,748)
Payments under line-of-credit facilities and notes payable	(14,045)	(10,667)
Payments of debt issuance costs	(73)	(742)
Distributions to non-controlling interests	—	(3,626)

Net cash used in financing activities	(43,811)	(48,545)

Net decrease in cash and cash equivalents	(19,540)	(14,552)
Unrestricted cash and cash equivalents at beginning of period	70,491	72,085

Unrestricted cash and cash equivalents at end of period	$50,951	$57,533

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

1. Significant Accounting Policies

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. For further information, refer to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).

Organization

We are a sales, marketing and management company, primarily focused on the vacation ownership industry. Our resorts business (“Bluegreen Resorts”) markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of others typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Members of the Bluegreen Vacation Club may stay in any of our 57 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays.

Our residential communities business (“Bluegreen Communities”) acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers who seek to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities. On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. However, we may not elect to pursue any of the strategic alternatives we may consider, and any such alternatives, if pursued, may not ultimately be consummated, or, if consummated may not result in improvements to our financial condition and operating results or otherwise achieve the benefits we expect to realize from the transaction.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, and variable interest entities for which we are the primary beneficiary. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as we hold a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, have an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and have majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee. We do not consolidate our statutory business trusts formed to issue trust preferred securities as these entities represent variable interest entities (“VIEs”) in which we are not the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations (Topic 810). The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions in consolidation.

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

During the three months ended March 31, 2010 and 2011, approximately 4.1 million and 2.2 million shares, respectively, were excluded from the determination of diluted earnings (loss) per common share because their effect would have been anti-dilutive.

The following table sets forth our computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	For the Three Months Ended March 31,

	2010	2011

Basic and diluted earnings per common share — numerator:
Net (loss) income	$(6,318)	$3,690
Net income attributable to non-controlling interests	1,539	1,159

Net (loss) income attributable to Bluegreen Corporation	$(7,857)	$2,531

Denominator:
Denominator for basic (loss) earnings per common share-weighted-average shares	31,135	31,178
Effect of dilutive securities:
Stock options and unvested restricted stock	—	877

Denominator for diluted earnings (loss) per common share-adjusted weighted-average shares and assumed conversions	31,135	32,055

(Loss) income per common share – Basic:	$(0.25)	$0.08

(Loss) income per common share – Diluted:	$(0.25)	$0.08

The following table includes changes in shareholders’ equity, including changes in equity attributable to Bluegreen shareholders and changes in equity attributable to non-controlling interest (in thousands):

			Equity Attributable to Bluegreen Shareholders

Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Equity Attributable to Non-Controlling Interests

34,083	Balance at January 1, 2011	$319,138	$341	$189,580	$107,129	$(12,885)	$34,973
—	Net income	3,690	—	—	2,531	—	1,159
—	Member distribution to non-controlling interest holder	(3,626)	—	—	—	—	(3,626)
—	Stock compensation	828	—	828	—	—	—

34,083	Balance at March 31, 2011	$320,030	$341	$190,408	$109,660	$(12,885)	$32,506

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

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which updates the Codification requiring new disclosures for assets and liabilities measured at fair value. The requirements include expanded disclosure of valuation methodologies for fair value measurements, transfers between levels of the fair value hierarchy, and gross rather than net presentation of certain changes in Level 3 fair value measurements. The updates to the Codification contained in ASU No. 2010-06 became effective for the quarter ended March 31, 2010, except for the requirements related to gross presentation of certain changes in Level 3 fair value measurements, which became effective for us for the quarter ended March 31, 2011. The adoption did not have a material impact on our financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 is designed to improve transparency in financial reporting by companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. ASU 2010-20 requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. ASU 2010-20 became effective for us, with respect to disclosures as of the end of the reporting period, for an annual reporting period ended December 31, 2010 and, with respect to disclosures about activity that occurs during a reporting period, for our quarterly reporting period ended March 31, 2011. The required disclosures are presented below in Note 2.

2. Notes Receivable

The table below sets forth additional information relative to our notes receivable (in thousands):

	As of

	December 31, 2010	March 31, 2011

Notes receivable secured by VOIs:
Notes receivable – securitized	$533,479	$505,459
Notes receivable – non-securitized	171,901	170,132
Notes receivable secured by homesites	6,765	6,369

Notes receivable, gross	712,145	681,960
Allowance for loan losses	(143,160)	(128,772)

Notes receivable, net	$568,985	$553,188

The weighted-average interest rate on our notes receivable was 15.2% and 15.3% at December 31, 2010 and March 31, 2011, respectively. All of our VOI receivables bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.3% at both December 31, 2010 and March 31, 2011. The majority of our notes receivable secured by homesites bear interest at variable rates. The weighted-average interest rate charged on loans secured by homesites was 7.8% at both December 31, 2010 and March 31, 2011.

Our VOI receivables are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities’ notes receivable are secured by homesites in Georgia, Texas, and Virginia.

Credit Quality for Financed Receivables and the Allowance for Credit Losses

The following table summarizes our allowance for loan losses by division as of December 31, 2010 and March 31, 2011 (dollars in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2010:
Gross notes receivable	$705,380	$6,765	$712,145
Allowance for loan losses	(142,468)	(692)	(143,160)

Notes receivable, net	$562,912	$6,073	$568,985

Allowance as a % of gross notes receivable	20%	10%	20%

March 31, 2011:
Gross notes receivable	$675,591	$6,369	$681,960
Allowance for loan losses	(128,259)	(513)	(128,772)

Notes receivable, net	$547,332	$5,856	$553,188

Allowance as a % of gross notes receivable	19%	8%	19%

Our notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2010 and March 31, 2011, $28.3 million and $28.8 million, respectively, of notes receivable were more than three months past due, and accordingly, consistent with our policy, were not accruing interest income.

The activity in our allowance for uncollectible notes receivable was as follows (in thousands):

Balance, December 31, 2010	$143,160
Provision for loan losses	4,069
Less: Write-offs of uncollectible receivables	(18,457)

Balance, March 31, 2011	$128,772

We hold large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables. In estimating future credit losses, we do not use a single primary indicator of credit quality but instead evaluate our VOI notes receivable based upon a combination of factors, including a static pool analysis, the aging of the respective receivables, current default trends, prepayment rates by origination year, and the FICO® scores of the buyers.

The following table shows the delinquency status of our VOI notes receivable as of December 31, 2010 and March 31, 2011 (in thousands):

	As of

	December 31, 2010	March 31, 2011

Current	$655,304	$630,834
31-59 days	12,063	9,138
60-89 days	10,228	7,216
90 days and over (1)	27,785	28,403

Total	$705,380	$675,591

(1)

Includes $16.9 million and $18.5 million as of December 31, 2010 and March 31, 2011, respectively, related to VOI notes receivable that have been foreclosed but the related VOI note receivable balance has not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable. These VOI notes receivable are reflected in the allowance for loan loss.

3. Variable Interest Entities

In accordance with applicable guidance for the consolidation of variable interest entities, we analyze our variable interests, including loans, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and we base our qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. We also use our qualitative analysis to determine if we must consolidate a variable interest entity as the primary beneficiary.

We sell, through special purpose finance entities, VOI notes receivable originated by Bluegreen Resorts. These transactions are generally structured as non-recourse to us, with the exception of one securitization transaction entered into in 2010 which was guaranteed by us. These transactions are generally designed to provide liquidity for us and transfer the economic risks and certain of the benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. We service the securitized notes receivable for a fee. With each securitization, we generally retain a portion of the securities. In accordance with applicable accounting guidance currently in effect, we consolidate these entities into our financial statements as we are the primary beneficiary of the entities.

During the quarter ended March 31, 2011, we transferred $5.1 million of VOI notes receivable to the VIEs and received cash proceeds of $3.6 million. At March 31, 2011, the principal balance of VOI notes receivable included within our Condensed Consolidated Balance Sheet that are restricted to satisfy obligations of the variable interest entities’ obligations totaled $505.5 million. In addition, approximately $38.7 million of our restricted cash was held in accounts for the benefit of the variable interest entities. Further, at March 31, 2011, the carrying amount of the consolidated liabilities included within our Condensed Consolidated Balance Sheet for these variable interest entities totaled $430.4 million, comprised of $409.6 million of non-recourse receivable-backed notes payable and $20.8 million of receivable-backed notes payable which are recourse to us.

Under the terms of certain of our timeshare note sales, we have the right to repurchase or substitute for a limited amount of defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Voluntary repurchases or substitutions by us of defaulted notes during the first quarters of 2010 and 2011 were $14.1 million and $8.1 million, respectively.

4. Debt

Lines-of-Credit and Notes Payable

Please refer to the Liquidity and Capital Resources section included in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for additional information related to our debt. Additional information regarding our debt is also included in the Annual Report. Financial data related to our lines-of-credit and notes payable facilities is as follows (dollars in thousands):

	As of

	December 31, 2010			March 31, 2011

	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

RFA AD&C Facility	$52,264	4.76%	$127,460	$47,694	4.74%	$90,159
H4BG Communities Facility	30,842	8.00%	66,925	29,122	8.00%	67,498
Wells Fargo Term Loan	30,776	7.13%	104,747	27,501	7.11%	102,054
Foundation Capital	13,200	8.00%	17,574	13,150	8.00%	17,578
Textron AD&C Facility	9,290	4.50 –4.75%	26,579	8,538	4.50 –4.75%	25,353
Fifth Third Bank Note Payable	3,154	3.26%	4,680	3,098	3.24%	4,639
Other	2,594	5.00 – 11.03%	2,293	2,350	5.00 – 11.03%	2,246

Total	$142,120		$350,258	$131,453		$309,527

Significant changes related to our lines-of-credit and notes payable since December 31, 2010 include:

RFA AD&C Facility. During the first quarter of 2011, we repaid $4.6 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by our Fountains Resort in Orlando, Florida. While the final release of the lender’s lien was pending as of March 31, 2011, we have excluded the book value of the collateral associated with the Fountains Resort from the “Carrying Amount of Pledged Assets” for the RFA AD&C Facility presented in the table above.

H4BG Communities Facility. During the first quarter of 2011, we repaid $1.7 million of the outstanding balance under this facility.

Wells Fargo Term Loan. During the first quarter of 2011, we repaid $3.3 million of the outstanding balance under this facility.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities is as follows (dollars in thousands):

	As of

	December 31, 2010			March 31, 2011

	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Recourse receivable-backed notes payable:
2008 Liberty Bank Facility	$67,514	6.50%	$77,377	$61,912	6.50%	$72,042
2011 Liberty Bank Facility	—	—	—	5,472	6.50%	6,427
GE Bluegreen/Big Cedar Receivables Facility	23,877	2.01%	29,232	21,574	1.99%	27,780
Legacy Securitization (1)	25,342	12.00%	34,232	23,127	12.00%	31,833
NBA Receivables Facility	18,351	6.75%	22,458	16,714	6.75%	21,192
RFA Receivables Facility	3,159	4.26%	4,451	2,649	4.24%	3,981

Total before discount	138,243		167,750	131,448		163,255
Less unamortized discount on Legacy Securitization	(2,583)		—	(2,358)		—

Total	135,660		167,750	129,090		163,255

Non-recourse receivable-backed notes payable:

BB&T Purchase Facility	—	—	—	2,503	5.25%	3,578
GE 2004 Facility	10,150	7.16%	11,709	9,656	7.16%	11,093
2004 Term Securitization	18,722	4.45-7.18%	20,540	16,719	4.45-7.18%	18,040
2005 Term Securitization	55,888	5.41-9.85%	63,527	51,358	5.41-9.85%	58,378
GE 2006 Facility	50,596	6.68-7.77%	57,988	47,917	6.68-7.77%	54,827
2006 Term Securitization	52,716	5.61-9.38%	59,415	49,308	5.61-9.38%	55,413
2007 Term Securitization	100,953	5.83-11.15%	117,379	94,499	5.83-11.15%	109,626
2008 Term Securitization	39,624	5.89-11.63%	44,889	37,099	5.89-11.63%	42,592
2010 Term Securitization	107,514	5.10-7.50%	123,662	99,309	5.10-7.50%	118,681
Quorum Purchase Facility	108	8.00%	136	1,192	8.00%	1,398

Total	436,271		499,245	409,560		473,626

Total receivable-backed debt	$571,931		$666,995	$538,650		$636,881

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.

Significant changes related to our receivable-backed notes payable facilities since December 31, 2010 include:

2011 Liberty Bank Facility. In February 2011, we entered into a new revolving hypothecation facility with certain participants in our 2008 Liberty Bank Facility. This new $60.0 million facility (“2011 Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($45.4 million as of March 31, 2011), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5%.

During the first quarter of 2011, we pledged $6.6 million of VOI notes receivable to this facility and received cash proceeds of $5.6 million. We also repaid $0.1 million on the facility.

NBA Receivables Facility. During the first quarter of 2011, we repaid $1.6 million on this facility. We have received a term sheet related to a contemplated amendment to the facility which would allow us to pledge additional timeshare receivables up to the $20.0 million borrowing limit, with the additional advances not to exceed $5.0 million. We may not be successful in our efforts to enter into this amendment on the contemplated terms, or at all.

BB&T Purchase Facility. During the first quarter of 2011, we pledged $3.7 million of VOI notes receivable to this facility and received cash proceeds of $2.5 million.

Quorum Purchase Facility. During the first quarter of 2011, we pledged $1.4 million of VOI notes receivable to this facility and received cash proceeds of $1.1 million.

Other Facilities. In addition to the payments on the above described facilities, during the first quarter of 2011 we repaid $41.0 million on our other receivable-backed notes payable facilities.

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

On March 30, 2010, the interest rates on the securities issued by Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.20% as of March 31, 2011).

On July 30, 2010, the interest rate on the securities issued by BST II and BST III contractually changed from a fixed-rate of 9.158% and 9.193%, respectively, to in each case a variable rate equal to the 3-month LIBOR + 4.85% (5.15% as of March 31, 2011).

5. Common Stock and Stock Option Plans

Share-Based Compensation

There were no grants of restricted stock or stock options during the three months ended March 31, 2010 or 2011.

Total stock-based compensation expense for non-employee directors and employees during the three months ended March 31, 2010 and 2011 was $1.1 million and $0.8 million, respectively. The following table sets forth certain information related to our unrecognized compensation for our stock-based awards as of March 31, 2011:

	Weighted Average Remaining Recognition	Unrecognized Compensation

	(in years)	(000’s)

Stock Option Awards	1.6	$1,578
Restricted Stock Awards	2.0	$4,155

Changes in options outstanding under our stock option plans are presented below (in thousands, except exercise price per share data):

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Aggregate Intrinsic Value

Balance at December 31, 2010	2,717	$9.55	1,310	$91
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—

Balance at March 31, 2011	2,717	$9.55	1,310	$473

No stock options were exercised during the first quarter of 2010 or 2011.

The weighted-average remaining contractual terms and weighted-average exercise prices of our outstanding stock options at March 31, 2011 (grouped by range of exercise prices) were:

	Number of Options	Number of Vested Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Weigted- Average Exercise Price (Vested Only)

	(In 000’s)	(In 000’s)	(In years)

$2.11 - $3.00	155	155	6.5	$2.63	$2.63
$3.01 - $4.52	378	378	1.6	$3.46	$3.46
$4.53 - $6.79	168	168	4.0	$5.92	$5.92
$6.80 - $10.20	937	—	4.5	$7.69	$—
$10.21 - $15.31	584	114	5.4	$11.94	$11.47
$15.32 - $18.36	495	495	4.3	$18.27	$18.27

	2,717	1,310	4.3	$9.55	$9.98

A summary of the activity related to our unvested restricted stock awards during the three months ended March 31, 2011 was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(In 000’s)

Unvested at December 31, 2010	1,327	$8.14
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2011	1,327	$8.14

6. Inventory

Our inventory holdings, summarized by division, are set forth below (in thousands):

	As of

	December 31, 2010	March 31, 2011

Bluegreen Resorts	$337,684	$327,741
Bluegreen Communities	82,193	82,616

	$419,877	$410,357

We carry our completed inventory at the lower of i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes plus other costs incurred during construction, or ii) estimated fair value, less costs to sell. As a result of our continued low volume of homesite sales, reduced prices, and the impact of depressed sales levels on the forecasted sell-out period of our Bluegreen Communities projects, we recorded non-cash charges to cost of real estate sales of approximately $5.3 million during the first quarter of 2010. The write-down reduced the carrying amount of our completed Bluegreen Communities’ properties to their estimated fair value less costs to sell.

We estimate the fair value of the underlying properties based on either the prices of comparable properties or our analysis of their estimated future cash flows (Level 3 inputs), discounted at rates commensurate with the risk inherent in the property. We estimate future cash flows based upon our expectations of performance given current and projected forecasts of the economy and real estate markets in general. Should adverse conditions in the real estate market continue longer than forecasted or deteriorate further or if our performance does not meet the expectations on which our estimates were based, or if we otherwise determine based on information available to us that the carrying value of the assets exceed their fair value, additional charges may be recorded in the future.

Our VOI inventory consists of the following (in thousands):

	As of

	December 31, 2010	March 31, 2011

Completed VOI units	$250,389	$241,723
Real estate held for future development	87,295	86,018

	$337,684	$327,741

7. Fair Value of Financial Instruments

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

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in our consolidated balance sheets approximate fair value for indebtedness that provides for variable interest rates. The fair value of our fixed-rate, non-recourse receivable-backed notes payable was determined by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the loans that secure these obligations and are non-recourse to us.

Junior subordinated debentures. The fair values of our junior subordinated debentures were based on the discounted value of contractual cash flows at a market discount rate or based on market price quotes from the over-the-counter bond market.

The carrying amounts and estimated fair value of our financial instruments are as follows (in thousands):

	As of December 31, 2010		As of March 31, 2011

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Unrestricted cash and cash equivalents	$72,085	$72,085	$57,533	$57,533
Restricted cash	53,922	53,922	50,127	50,127
Notes receivable, net	568,985	619,000	553,188	591,000
Lines-of-credit, notes payable, and receivable-backed notes payable	714,051	702,274	670,103	650,815
Junior subordinated debentures	110,827	68,100	110,827	81,700

8. Business Segments

We are organized into two divisions: Bluegreen Resorts and Bluegreen Communities. Bluegreen Resorts markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by us or developed by others. We also earn fees from third-party resort developers and timeshare owners for providing services such as sales and marketing, mortgage servicing, construction management, title, and resort management. Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites. The majority of these homesites are sold directly to retail customers who seek to build a home, in some cases on properties featuring a golf course or other amenities. On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. However, we may not elect to pursue any of the strategic alternatives we may consider when expected or at all, and any such alternatives, if pursued and ultimately consummated, may not result in improvements to our financial condition and operating results or otherwise achieve the benefits we expect to realize from the transaction.

We evaluate the performance and allocate resources to each business segment based on its individual segment operating profit (loss). Segment operating profit (loss) is operating profit (loss) prior to the allocation of corporate overhead, mortgage servicing operations, interest income, other income or expense items, interest expense, income taxes, and income attributable to non-controlling interest. Inventory, notes receivable and property and equipment are the only assets that we evaluate on a segment basis — all other assets are only evaluated on a consolidated basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in Note 1 above and in the Annual Report.

Beginning in January 1, 2011, we modified our measure of segment operating profit (loss) to include certain bank-related charges, which were previously reported as corporate general and administrative expenses. In connection with this modification, we revised the prior period’s presentation to be comparable with the current period, which increased Bluegreen Resorts’ segment operating loss by $0.4 million for the three months ended March 31, 2010 from the amounts previously reported.

Required disclosures for our business segments are as follows (in thousands):

	Bluegreen Resorts		Bluegreen Communities		Total

For the three months ended March 31, 2010:

Sales of real estate	$22,007	(1)	$3,246		$25,253
Other resort and communities operations revenue	15,976		351		16,327
Fee-based sales commission revenue	10,180		—		10,180
Depreciation expense	1,419		136		1,555
Segment operating loss	(1,224	) (1)	(7,742	) (2)	(8,966)

For the three months ended March 31, 2011:

Sales of real estate	$36,929		$3,980		$40,909
Other resort and communities operations revenue	17,200		434		17,634
Fee-based sales commission revenue	10,764		—		10,764
Depreciation expense	1,267		126		1,393
Segment operating profit (loss)	8,559		(1,475)		7,084

(1)

Sales of real estate and segment operating loss for the three months ended March 31, 2010 for Bluegreen Resorts includes charges of $10.7 million to increase the allowance for uncollectible notes receivable on notes generated prior to December 15, 2008, the date on which we implemented our FICO® score-based underwriting standards.

(2)	Amount includes non-cash charges of $5.3 million related to the impairment of certain communities inventory (discussed in Note 6 above).

	Bluegreen Resorts	Bluegreen Communities	Total

As of December 31, 2010
Notes receivable, net	$562,912	$6,073	$568,985
Inventory	337,684	82,193	419,877
Property and equipment, net (1)	65,244	5,576	70,820

	Bluegreen Resorts	Bluegreen Communities	Total

As of March 31, 2011
Notes receivable, net	$547,332	$5,856	$553,188
Inventory	327,741	82,616	410,357
Property and equipment, net (1)	64,173	5,459	69,632

(1)

As of December 31, 2010 and March 31, 2011, property and equipment, net, also included $8.6 million and $8.3 million, respectively, related to corporate assets. These amounts are not included in the segment information set forth above.

Reconciliations to Consolidated Amounts

Segment operating (loss) profit for our reportable segments reconciled to our consolidated (loss) income before non-controlling interest and (benefit) provision for income taxes are as follows (in thousands):

	For the Three Months Ended March 31,

	2010	2011

Segment operating (loss) profit for reportable segments	$(8,966)	$7,084
Interest income	27,491	24,556
Other income, net	332	324
Corporate general and administrative expenses	(12,912)	(10,396)
Mortgage servicing operations	(985)	(833)
Interest expense	(17,054)	(15,378)

Consolidated (loss) income before non-controlling interests and (benefit) provision for income taxes	$(12,094)	$5,357

Depreciation expense for our reportable segments reconciled to our consolidated depreciation expense (in thousands):

	For the Three Months Ended March 31,

	2010	2011

Depreciation expense - reportable segments	$1,555	$1,393
Depreciation expense - corporate assets	896	793

Consolidated depreciation expense	$2,451	$2,186

Assets for our reportable segments reconciled to our consolidated assets (in thousands):

	As of

	December 31, 2010	March 31, 2011

Notes receivable for reportable segments, net	$568,985	$553,188
Inventory for reportable segments	419,877	410,357
Property and equipment for reportable segments	70,820	69,632
Assets not allocated to reportable segments	196,250	178,973

Total assets	$1,255,932	$1,212,150

9. Income Taxes

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years before 2006.

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

In August 2010, we received notice from the Texas Comptroller of Public Accounts that Bluegreen Corporation’s Franchise Tax Report for the year ended December 31, 2008 was selected for audit. The field work for this audit was completed in April 2011.

In March 2011, we received notice from the Minnesota Department of Revenue that Bluegreen Corporation’s Franchise Tax Returns for the years ended December 31, 2007 through 2009 were selected for audit. The audit field work has not yet been scheduled.

In April 2011, we received notice from the Indiana Department of Revenue that Bluegreen Corporation’s Income Tax Returns for the years ended December 31, 2007 through 2009 were selected for audit. The field work for this audit is scheduled to begin in June 2011.

While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

As of March 31, 2011, we did not have any significant amounts accrued for interest and penalties, and we had no significant amounts recorded for uncertain tax positions.

10. Contingencies

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate (including VOIs). Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise. Unless otherwise described below, we believe that these claims are routine litigation incidental to our business.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of March 31, 2011 are not material to our consolidated financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

Management is not at this time able to estimate a range of reasonably possible losses in excess of accrued amounts with respect to maters in which it is reasonably possible that a loss has been incurred. In certain matters, we are unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plantiffs’ have not quantified or factually supported the claim.

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

The Office of the Attorney General for the State of Florida (the “AGSF”) has advised us that it has accumulated a number of consumer complaints since 2005 against us and/or our affiliates related to our timeshare sales and marketing, and has requested that we respond on a collective basis as to how we have or would resolve the complaints. The AGSF has also requested that we enter into a written agreement in which to establish a process and timeframe for determining consumer eligibility for relief (including, where applicable, monetary restitution). We have determined that many of these complaints were previously addressed and/or resolved by us. We do not believe this matter will have a material effect on our results of operations, financial condition or on our sales and marketing activities in Florida.

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

On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, in the United States District Court for the Southern District of Georgia, Brunswick Division, the plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. The plaintiff subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws. On January 25, 2010, the plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons alleged to have been harmed by the alleged activities in a similar manner. No decision has yet been made by the Court as to whether a class will be certified. We deny the allegations and intend to vigorously defend the lawsuit.

On June 3, 2010, in Cause No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen Communities’ Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its complaint, the plaintiffs allege that unpaid bulk cable fees are due from the defendants, and that the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association have responded that the plaintiffs breached the parties’ contract. The case went to mediation on September 20, 2010, but no resolution was reached. Both parties have filed motions for summary judgment which have been set for hearing on August 11, 2011. A trial date, if necessary, will be set after the Court rules on the parties’ summary judgment motions.

11. Related Party Transactions

BFC Financial Corporation (“BFC”) beneficially owns approximately 52% of our common stock. In addition, Alan B. Levan and John E. Abdo, our Chairman and Vice Chairman, respectively, serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively, and may be deemed to control BFC by virtue of their ownership position in BFC.

During the first quarters of 2010 and 2011, we paid approximately $0.2 million and $0.1 million, respectively, to Snapper Creek Equity Management, LLC, a subsidiary of BFC, for a variety of management advisory services. As of March 31, 2011, $0.2 million was accrued for these services.

During each of the first quarters of 2010 and 2011, we also paid BFC Shared Services Corporation and Risk Management Services, LLC, both subsidiaries of BFC, approximately $0.1 million in consideration for their provision of risk management and other administrative services. We also have an agreement with BFC relating to the maintenance of different independent registered public accounting firms. As of March 31, 2011, we accrued $0.5 million in connection with payments to be made to BFC for fees related to certain procedures performed by PricewaterhouseCoopers LLP, BFC’s independent registered public accounting firm, at our Company as part of its 2010 audit of BFC’s financial statements. Additionally, during the first quarter of 2010, we reimbursed BFC, approximately $0.4 million for certain expenses incurred in assisting us in our efforts to explore potential additional sources of liquidity.

In 2009, we entered into a land lease with Benihana Inc. (“Benihana”), which constructed and operates a restaurant at one of our resort properties. During the first quarters of 2010 and 2011, we received lease payments from Benihana of less than $0.1 million. BFC holds a significant investment in Benihana, and Alan B. Levan and John E. Abdo serve on Benihana’s Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making the following statements to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factors section of such filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, as the plans, estimates and expectations reflected herein may not be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We wish to caution you that the important factors set forth below and elsewhere in this Quarterly Report and in the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”) in some cases have affected, and in the future could affect, our actual results and could cause them to differ materially from those expressed in any forward-looking statements.

•	The overall state of the economy, interest rates and the availability of financing affect our ability to market VOIs and residential homesites.

•	We would incur substantial losses and our liquidity position could be adversely impacted if the customers we finance default on their obligations.

•

While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, such restructuring may not be successful and our business and profitability may continue to depend on our ability to obtain financing, which may not be available on favorable terms, or at all.

•	Our future success depends on our ability to market our products successfully and efficiently.

•	We are subject to the risks of the real estate market and the risks associated with real estate development, including the decline in real estate values and the deterioration of real estate sales.

•

We may not be successful in increasing or expanding our fee-based service relationships, and our fee-based service activities may not be profitable, which may have an adverse impact on our results of operations and financial condition.

•

Our results of operations and financial condition may be materially and adversely impacted if Bluegreen Resorts does not continue to participate in exchange networks or its customers are not satisfied with the networks in which it participates.

•

Our exploration of strategic alternatives for Bluegreen Communities involves a number of risks, including that it may divert management’s attention from our business activities, result in additional impairment charges and not ultimately lead to us consummating a transaction or otherwise realizing improvements in our operating results and financial condition.

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

Executive Overview

Our results for the first quarter of 2011 reflect our continued focus on our fee-based service business and our efforts to achieve selling and marketing efficiencies in our Bluegreen Resorts segment.

During the three months ended March 31, 2011:

•	We generated “free cash flow” (cash flow from operating and investing activities) of $34.0 million.

•	VOI system-wide sales, which include sales of third-party developer inventory, totaled $58.5 million, reflecting a 6% increase over the three months ended March 31, 2010.

•

Our sales and marketing fee-based service business sold $16.9 million of third-party developer inventory and earned sales and marketing commissions of $10.8 million. Including our resort management, resort title, construction management and other operations, our total resort fee-based service revenues were $28.0 million, a 7% increase over the three months ended March 31, 2010.

•

Our Bluegreen Communities business continues to be impacted by low consumer demand for homesites and we incurred a segment operating loss of $1.5 million. On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division.

•	We entered into a new sales and marketing fee-based agreement with the Manhattan Club in New York City.

We believe our fee-based service business enables us to leverage our management, sales and marketing, mortgage servicing, title and construction experience to generate recurring revenues from third parties. Our provision of these services requires significantly less capital investment than our traditional vacation ownership business. During the first quarters of 2010 and 2011, we sold $15.8 million and $16.9 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $10.2 million and $10.8 million, respectively. Based on an allocation of our selling, marketing and segment general and administrative expenses to these sales, we believe we generated approximately $0.9 million and $1.1 million in pre-tax profits by providing these sales and marketing fee-based services during the three months ended March 31, 2010 and 2011, respectively. In addition to the sales and marketing of third-party VOIs, we also generate fee-based income by providing resort and reservation management services, title services, construction consulting services (where we manage the construction, design and development of vacation ownership resorts for third parties), and mortgage servicing of the VOI notes originated from the sales of certain of the third-party VOIs. Our goal is for fee-based services to become an increasing portion of our resorts business over time; however, our efforts to do so may not be successful.

Additionally, consistent with our initiatives to improve our liquidity, during the first quarter of 2011, we continued to focus on entering into VOI sales that are 100% cash and encouraging larger down payments on financed sales. Including down payments received on financed sales, 59% of our sales were realized in cash within approximately 30 days from the contract date during the first quarter of 2011. Refer to Liquidity and Capital Resources section below for additional information.

On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. However, we may not elect to pursue any of the strategic alternatives we may consider, and any such alternatives, if pursued, may not ultimately be consummated, or, if consummated, may not result in improvements to our financial condition and operating results or otherwise achieve the benefits we expect to realize from the transaction. In addition, it is possible that our announcement regarding strategic alternatives may have a material adverse effect on our Bluegreen Communities operations. In the event that adverse conditions in the real estate market continue or deteriorate further, the carrying value of our Bluegreen Communities inventory will be reevaluated and could result in additional impairment charges. Impairment charges may also be required to the extent that the strategic review process indicates that the carrying value of our Bluegreen Communities inventory will not be recoverable. Any such impairment charges may be material.

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

Notes Receivable and Allowance for Loan Losses

We offer financing to buyers of our Bluegreen Resorts VOIs, and on a limited basis, to buyers of homesites. Accordingly, we are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries of defaulted inventory. The allowance for loan losses for each business segment as of December 31, 2010 and March 31, 2011 was as follows (dollars in thousands):

	Bluegreen Resorts	Bluegreen Communities	Total

December 31, 2010:
Notes receivable - non-securitized	$171,901	$6,765	$178,666
Notes receivable - securitized	533,479	—	533,479

	705,380	6,765	712,145
Allowance for loan losses	(142,468)	(692)	(143,160)

Notes receivable, net	$562,912	$6,073	$568,985

Allowance as a % of gross notes receivable	20%	10%	20%

March 31, 2011:
Notes receivable - non-securitized	$170,132	$6,369	$176,501
Notes receivable - securitized	505,459	—	505,459

	675,591	6,369	681,960
Allowance for loan losses	(128,259)	(513)	(128,772)

Notes receivable, net	$547,332	$5,856	$553,188

Allowance as a % of gross notes receivable	19%	8%	19%

The table below sets forth the activity in our allowance for uncollectible notes receivable for the quarter ended March 31, 2011 (in thousands):

Balance, December 31, 2010	$143,160
Provision for loan losses	4,069
Less: Write-offs of uncollectible receivables	(18,457)

Balance, March 31, 2011	$128,772

We believe that relatively high unemployment in the United States and adverse economic conditions in general have adversely impacted, and may continue to adversely impact, the performance of our notes receivable portfolio in the form of relatively higher defaults and lower prepayment rates than we have historically experienced. Our estimates regarding our allowance for loan losses involve interpretation of historical data, the aging of receivables, current default trends by origination year, the impact of loan seasoning, current economic conditions and the FICO® scores of the buyers. To the extent that our estimates change, our results of operations could be adversely affected. While we believe our notes receivable are adequately reserved at this time, future defaults may occur at levels greater than we expected. If the future performance of our loans varies from our expectations and estimates, additional charges may be required in the future.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen Resorts’ and Bluegreen Communities’ receivables were as follows:

Average Annual Default Rates	12 Month Period Ended March 31,

Division	2010	2011

Bluegreen Resorts
Loans originated prior to December 15, 2008(2)	15.3%	12.2%
Loans originated on or after December 15, 2008(2)	2.4%	6.3%
Bluegreen Communities	7.4%	5.6%

Delinquency Rates(1)	As of

Division	December 31, 2010	March 31, 2011

Bluegreen Resorts
Loans originated prior to December 15, 2008(2)	5.3%	4.6%
Loans originated on or after December 15, 2008(2)	3.3%	2.3%
Bluegreen Communities	11.5%	8.1%

(1)	The percentage of our serviced VOI notes receivable portfolio that was over 30 days past due as of the dates indicated.

(2)	On December 15, 2008, we implemented our FICO®-score based credit underwriting program.

Substantially all defaulted VOI notes receivable result in a recovery of the related VOI that secured the note receivable, typically soon after default and at little or no cost. The recovered VOI is then resold in the normal course of business.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with United States GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; the recovery of the carrying value of real estate inventories, golf courses, intangible assets and other assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies, see Critical Accounting Policies and Estimates in our Annual Report.

Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting standards which we have not yet adopted that are expected to have a material effect on our financial condition, results of operations or cash flows.

Results of Operations

We review financial information, allocate resources and manage our business as two segments, Bluegreen Resorts and Bluegreen Communities. The information reviewed is based on internal reports and excludes an allocation of general and administrative expenses attributable to corporate overhead, interest income, other income or expense items, interest expense, income taxes, and income attributable to non-controlling interest. The information provided is based on a management approach and is used by us for the purpose of tracking trends and changes in results. It does not reflect the actual economic costs, contributions or results of operations of the segments as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the segments might differ but the relative trends, in our view, would likely not be materially impacted.

Bluegreen Resorts

	For the Three Months Ended March 31,

	2010		2011

	Amount	% of System-wide Sales of VOIs, net	Amount	% of System-wide Sales of VOIs, net

System-wide sales of VOIs (1)	$55,272		$58,474
Changes in sales deferred under timeshare accounting rules	(2,497)		(516)
Estimated uncollectible VOI notes receivable	(4,310)		(4,119)

System-wide sales of VOIs, net	48,465	100%	53,839	100%
Less: Sales of third-party VOIs	(15,754)	(33)	(16,910)	(31)
Adjustment to allowance for loan losses	(10,704)	(22)	—	—

Sales of real estate	22,007	45	36,929	69
Cost of real estate sales (2)	6,088	28	10,538	29

Gross profit (2)	15,919	72	26,391	71
Fee-based sales commission revenue	10,180	21	10,764	20
Other resort fee-based services revenues	15,976	33	17,200	32
Cost of other resort fee-based services (3)	11,475	24	13,081	24
Selling and marketing expenses	27,383	57	28,529	53
General and administrative expenses (4)	4,441	9	4,186	8

Bluegreen Resorts operating (loss) profit	$(1,224)	(3)%	$8,559	16%

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted through the same process as the sale of our VOI inventory.

(2)

Percentages for cost of real estate sales and gross profit are calculated as a percentage of sales of real estate. Cost of sales in 2010 was reduced by approximately $3.0 million in connection with the adjustment to the allowance for loan losses of $10.7 million.

(3)	Includes approximately $3.6 million and $4.1 million of net carrying cost of VOI inventory for the three months ended March 31, 2010 and 2011, respectively.

(4)

General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses totaled $12.9 million and $10.4 million for the three months ended March 31, 2010 and 2011, respectively. (See Corporate General and Administrative Expenses below for further discussion).

Resort Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of our VOIs as well as sales of VOIs owned by third parties. The sales of third party VOIs are transacted through the same selling and marketing process we use to sell our VOI inventory. We earn commissions on such sales for third parties. System-wide sales of VOIs were $55.3 million and $58.5 million during the three months ended March 31, 2010 and 2011, respectively. System-wide sales increased during the three months ended March 31, 2011 as compared to the same period in 2010 due to an increase in the number of VOI sales transactions and a higher average sales price per transaction.

The following table provides certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third parties for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with timeshare accounting rules:

	For the Three Months Ended March 31,

	2010	2011

Number of sales offices at period-end	21	20
Number of Bluegreen VOI sales transactions	3,478	3,522
Number of sales made on behalf of third parties for a fee	1,317	1,366
Total number of VOI sales transactions	4,795	4,888
Average sales price per transaction	$11,712	$12,106
Number of total prospects tours	29,553	32,284
Sale-to-tour conversion ratio– total prospects	16.2%	15.1%
Number of new prospects tours	15,408	17,800
Sale-to-tour conversion ratio– new prospects	12.1%	11.4%
Percentage of sales to owners	61.9%	59.3%

Sales of Real Estate. Sales of real estate for Bluegreen Resorts were $22.0 million and $36.9 million during the three months ended March 31, 2010 and 2011, respectively. Sales of real estate for Bluegreen Resorts represents sales of Bluegreen-owned VOIs, as adjusted by changes in sales deferred under timeshare accounting rules, the impact of estimated uncollectible VOI notes receivable on new loan originations and adjustments, if any, to allowance for loan losses of existing VOI loans, as further described below.

VOI revenue is reduced by our estimate of future uncollectible VOI notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in our estimates of future note receivable performance for newly originated loans and the future performance of our existing loan portfolio. During the three months ended March 31, 2010 and 2011, we reduced revenue by $4.3 million and $4.1 million, respectively, for the estimated future uncollectibles on loans originated in these periods.

Additionally, during the first quarter of 2010, we recorded a charge of $10.7 million to increase our allowance for uncollectible notes receivable in connection with the lower FICO® score loans generated prior to December 15, 2008, the date on which we implemented our FICO® score-based credit standards. In connection with our analysis of loan performance performed during the first quarter of 2010, we concluded that these lower FICO® score loans had not experienced the same benefit of seasoning as other loans of the same vintage historically have had, thus resulting in the probability of higher future defaults on such loans.

Sales of Bluegreen Resorts real estate, prior to changes in sales deferred under timeshare accounting rules, the impact of estimated uncollectible VOI notes receivable and adjustment to allowance for loan losses described above, were $39.5 million and $41.6 million during the three months ended March 31, 2010 and 2011, respectively.

Cost of Real Estate Sales. Bluegreen Resorts’ cost of sales was $6.1 million and $10.5 million during the three months ended March 31, 2010 and 2011, respectively. As a percentage of sales of real estate, cost of sales was 28% and 29% during the three months ended March 31, 2010 and 2011, respectively. Cost of sales in 2010 was reduced by approximately $3.0 million in connection with the increase of $10.7 million to our allowance for loan losses described above. Cost of sales varies between periods based on the sales volumes, the relative costs of the specific VOIs sold in each respective period and the size of the point packages of the VOIs sold.

Fee-Based Sales Commission Revenue. We earn commissions for the sales of third-party inventory upon the closing of the respective sales transaction.

During the three months ended March 31, 2010 and 2011, we sold $15.8 million and $16.9 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $10.2 million and $10.8 million, respectively. Based on an allocation of our selling, marketing and segment general and administrative expenses to these sales, we believe we generated approximately $0.9 million and $1.1 million in pre-tax profits by providing these sales and marketing fee-based services during the three months ended March 31, 2010 and 2011, respectively. We anticipate that fee-based services will be a greater portion of our revenues in the future although our efforts in this respect may not be successful.

Selling and Marketing Expenses. Selling and marketing expenses for Bluegreen Resorts were $27.4 million and $28.5 million during the three months ended March 31, 2010 and 2011, respectively. As a percentage of system-wide sales, net, selling and marketing expenses decreased from 57% during the three months ended March 31, 2010 to 53% during the three months ended March 31, 2011. The decrease in the sales and marketing expense percentage during the 2011 period was due to the fluctuations in the mix of marketing programs, lower commission costs, as well as the higher average sales price during the 2011 period. During the three months ended March 31, 2010 and 2011, the average sales price was $11,712 and $12,106, respectively, and such increase also contributed to the decrease in our selling and marketing expense as a percentage of sales.

General and Administrative Expenses. General and administrative expenses for Bluegreen Resorts were $4.4 million and $4.2 million during the three months ended March 31, 2010 and 2011, respectively. As a percentage of system-wide sales, net, general and administrative expenses decreased slightly from 9% during the first quarter of 2010 to 8% during the first quarter of 2011.

Other Resort Fee-Based Services

Revenue and costs related to our other resort fee-based services were as follows (in thousands):

	For the Three Months Ended March 31,

	2010	2011

Revenues:
Fee-based management services	$12,584	$13,298
Title operations	1,992	2,192
Other	1,400	1,710

Total other fee-based service revenues	15,976	17,200

Costs:
Fee-based management services	5,989	6,584
Title operations	521	566
Other	1,414	1,789

Total other fee-based service costs	7,924	8,939
Net carrying cost of VOI inventory	3,551	4,142

Total costs	11,475	13,081

Profit:
Fee-based management services	6,595	6,714
Title operations	1,471	1,626
Other	(14)	(79)

Total other fee-based service profit	8,052	8,261
Net carrying cost of VOI inventory	(3,551)	(4,142)

Total profit	$4,501	$4,119

Other Resort Fee-Based Services Revenue. Our other resort fee-based services revenue consists primarily of fees earned for providing management services and fees earned for providing title services in connection with VOI transactions. In exchange for fees, we provide management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of our resorts. In connection with our management services provided to the Bluegreen Vacation Club, we manage the club reservation system, provide owner services as well as billing and collections services.

Revenues generated by other resort fee-based services were $16.0 million and $17.2 million during the three months ended March 31, 2010 and 2011, respectively. Revenues related to other resort fee-based services increased in 2011 as a result of additional fees earned by providing services to more VOI owners and from managing more timeshare resorts on behalf of property owners’ associations. As of March 31, 2011, we managed 42 timeshare resort properties and hotels compared to 40 as of March 31, 2010. Additionally, our revenues related to title services increased due to the increase in the number of system-wide VOI sales transactions.

We intend to continue to pursue our efforts to provide resort management and title services to resort developers and others, on a cash-fee basis. While our efforts to do so may not be successful, we hope that this will become an increasing portion of our business over time.

Cost of Other Resort Fee-Based Services. Cost of other resort fee-based services was $11.5 million and $13.1 million during the three months ended March 31, 2010 and 2011, respectively. The increase in the cost during 2011 is due to the additional service volumes described above. Additionally, the carrying cost of VOI inventory includes maintenance fees and developer subsidies for unsold Bluegreen VOI inventory, which is paid to the property owners’ associations that maintain the resorts. We partially mitigate this expense, to the extent possible, through the rental of our owned VOIs. Accordingly, the net carrying cost of our unsold inventory fluctuates with the number of VOIs we own and the number of resorts subject to developer subsidy arrangements, as well as proceeds from rental and sampler activity. During the first quarters of 2010 and 2011, the carrying cost of our inventory was $5.8 million and $6.8 million, respectively, and was partially offset by rental and sampler revenues, net of expenses, of $2.2 million and $2.7 million, respectively.

Bluegreen Communities

On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. However, we may not elect to pursue any of the strategic alternatives we may consider, and any such alternatives, if pursued, may not ultimately be consummated, or, if consummated may not result in improvements to our financial condition and operating results or otherwise achieve the benefits we expect to realize from the transaction. In addition, it is possible that our announcement regarding strategic alternatives may have a material adverse effect on our Bluegreen Communities’ operations. In the event that adverse conditions in the real estate market continue or deteriorate further, the carrying value of Bluegreen Communities’ inventory would be reevaluated and could result in additional impairment charges. Impairment charges may also be required to the extent that additional market information obtained during the strategic review process indicates that the carrying value of our Bluegreen Communities’ inventory exceeds its fair value. Any such impairment charges may be material.

	For the Three Months Ended March 31,

	2010		2011

	Amount	% Sales	Amount	% Sales

	(dollars in thousands)

Gross sales of real estate	$3,382		$2,740
Changes in sales deferred under percentage of completion accounting	(136)		1,240

Sales of real estate	3,246	100%	3,980	100%
Cost of real estate sales (1)	7,940	245	2,441	61

Gross profit (1)	(4,694)	(145)	1,539	39
Other operations revenues	351	11	434	11
Cost of other operations	747	23	886	22
Selling and marketing expenses	1,021	31	1,093	27
General and administrative expenses (2)	1,631	50	1,469	37

Segment operating loss	$(7,742)	(239)%	$(1,475)	(37)%

(1)

Percentages for cost of real estate sales and gross profit are calculated as a percentage of sales of real estate. Cost of real estate sales for the three months ended March 31, 2010 includes non-cash charges of $5.3 million to write-down the inventory balances of certain phases of our completed properties to their estimated net realizable value.

(2)

General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses totaled $12.9 million and $10.4 million for the three months ended March 31, 2010 and 2011, respectively. (See Corporate General and Administrative Expenses below for further discussion).

Sales of Real Estate. Sales of real estate for Bluegreen Communities were $3.2 and $4.0 million during the three months ended March 31, 2010 and 2011, respectively. During the first quarter of 2011, we substantially completed development in one of the phases of our Vintage Oaks at the Vineyard community, located in New Braunfels, Texas, which resulted in the recognition of $1.2 million of revenue that was previously deferred in accordance with the percentage-of-completion method of accounting. During the first quarter of 2010, the impact of the percentage-of-completion method of accounting did not have a significant impact on revenue. Excluding the impact of the percentage-of-completion method of accounting from both periods, Bluegreen Communities’ sales decreased by $0.6 million, or 19%, during the first quarter of 2011 as compared to the first quarter of 2010. Sales at Bluegreen Communities continue to be adversely impacted by the weak residential real estate market.

The number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, and excluding sales of bulk parcels were as follows:

	For the Three Months Ended March 31,

	2010	2011

Number of homesites sold	66	46
Average sales price per homesite	$58,191	$67,095

The average sales price per homesite increased by $8,904, or 15%, during the first quarter of 2011, compared to the first quarter of 2010, reflecting a higher percentage of sales of higher-priced homesites at our Vintage Oaks at the Vineyard community.

Cost of Real Estate Sales. Bluegreen Communities’ cost of real estate sales was $7.9 million and $2.4 million during the three months ended March 31, 2010 and 2011, respectively. During the first quarter of 2010, we recorded non-cash charges to cost of real estate sales of $5.3 million to write-down the inventory balances of certain phases of our completed properties to their estimated net realizable value. Excluding the impairment charge incurred in the first quarter of 2010, cost of real estate sales decreased by $0.2 million during the three months ended March 31, 2011 compared to the 2010 period. Variations in cost structures and the market pricing of homesites available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.), also impact the gross margin of Bluegreen Communities from period to period.

Other Operations Revenues and Cost. During the three months ended March 31, 2010 and 2011, Bluegreen Communities’ other operations revenues were $0.4 million in both periods and the associated cost of other revenues was $0.7 million and $0.9 million, respectively. Other operations of our Bluegreen Communities business include the operation of two daily fee golf courses. Our golf courses have historically generated operating losses as they are still in their early years of operations and are located within relatively new communities while the associated operating expenses and maintenance costs are fixed.

Selling and Marketing Expenses. Bluegreen Communities’ total selling and marketing expenses during the first quarter of 2011 were substantially at the same level with the expenses incurred during the first quarter of 2010.

General and Administrative Expenses. General and administrative expenses for Bluegreen Communities were $1.6 million and $1.5 million during the three months ended March 31, 2010 and 2011, respectively.

Interest Income and Interest Expense.

Notes Receivable Portfolio. As of March 31, 2011, our net interest spread from our notes receivable portfolio included the interest earned on $682.0 million of notes receivable, net of interest expense incurred on $538.7 million of related receivable-backed debt. The following table details the sources of interest income and related interest expense associated with our notes receivable portfolio (in thousands):

	For the Three Months Ended March 31,

	2010	2011

Interest Income:
Notes receivable:
Non-securitized	$6,159	$6,463
Securitized	21,287	18,031
Other	45	62

Total interest income	27,491	24,556

Interest Expense:
Receivable-backed notes payable:
Non-recourse	9,985	7,789
Recourse	1,299	2,679

Total interest expense on receivable-backed notes payable	11,284	10,468

Net interest on notes receivable portfolio	$16,207	$14,088

Interest Income. Interest income was $27.5 million and $24.6 million during the first quarters of 2010 and 2011, respectively. The decrease in interest income during the first quarter of 2011 compared to 2010 is a result of the continued decrease in our VOI notes receivable portfolio, a result of both the maturing of the portfolio as well as our efforts to increase cash sales and higher down payments on those VOI sales that we do finance. We expect that our notes receivable portfolio will continue to decrease in the near term as more VOI sales are realized as cash.

Interest Expense. Interest expense on receivable-backed notes payable was $11.3 million and $10.5 million for the first quarters of 2010 and 2011, respectively. Our other interest expense, which is primarily comprised of interest on lines of credit and notes payable and on our subordinated debentures, was $5.8 million and $4.9 million during the first quarters of 2010 and 2011, respectively. Our total interest expense decreased by $1.7 million or 10% during the first quarter of 2011 compared to the first quarter of 2010 due to the lower outstanding average debt balance during the 2011 period as a result of debt repayments, partially offset by slightly higher average interest rates. Our effective cost of borrowing was 7.25% and 7.65% during the first quarters of 2010 and 2011, respectively.

Mortgage Servicing Operations. Our mortgage servicing operations include processing payments and collection of notes receivable owned by us and by third parties. In addition, our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities and include monthly reporting activities for our lenders and receivable investors. The cost of our mortgage servicing operations was $1.0 million and $0.9 million during the first quarters of 2010 and 2011, respectively.

We earn loan servicing fees from our securitization and securitization-type transactions as well as from providing loan servicing to third-party developers. The loan servicing fees that we earn on our securitization and securitization-type transactions are included as a component of interest income on notes receivable as we consolidate the VIEs that hold the notes receivable and related debt (see Note 3 to our Condensed Consolidated Financial Statements). Servicing fee income earned for servicing the loan portfolio of a third-party developer in connection with one of our fee-based service arrangements was $13,000 and $93,000 during the first quarters of 2010 and 2011, respectively. As of March 31, 2011, the total amount of notes receivable serviced by us under this arrangement was $25.2 million. In April 2011, we began providing mortgage servicing to another third-party developer, for whom we also provide fee-based selling and marketing services.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Overall corporate and general administrative costs may fluctuate between periods for various reasons, including but not limited to the timing of professional services and litigation expenses. In addition, consistent with our segment reporting treatment, changes in the accrued payroll between reporting periods for the entire company are recorded as corporate general and administrative expense.

Corporate general and administrative expenses were $12.9 million and $10.4 million for the first quarters of 2010 and 2011, respectively. The $2.5 million, or 20%, decrease during the first quarter of 2011 compared to the first quarter of 2010 primarily relates to lower litigation costs and lower costs incurred for management consulting services.

See above for a discussion of field selling, general and administrative expenses.

Other Income, Net. Other income, net, remained constant at $0.3 million for the three months ended March 31, 2010 and 2011.

Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, our 51%-owned subsidiary, in our consolidated financial statements (See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information). The non-controlling interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in Bluegreen/Big Cedar Vacations, LLC. Non-controlling interest in income of consolidated subsidiary was $1.5 million and $1.2 million for the first quarters of 2010 and 2011, respectively.

Provision (benefit) for Income Taxes. Our effective income tax rate was approximately 42% and 40% during the first quarters of 2010 and 2011, respectively. Our quarterly effective income tax rates are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon our taxable earnings as well as on our mix of taxable earnings in the various states in which we operate.

Summary. Our net loss was $7.9 million during the three months ended March 31, 2010 and our net income was $2.5 million during the three months ended March 31, 2011 due to the reasons described above.

Changes in Financial Condition

The following table summarizes our cash flows for the first quarters of 2010 and 2011 (in thousands):

	For the Three Months Ended March 31,

	2010	2011

Cash flows provided by operating activities	$25,369	$34,737
Cash flows used in investing activities	(1,098)	(744)
Cash flows used in financing activities	(43,811)	(48,545)

Net decrease in cash and cash equivalents	$(19,540)	$(14,552)

Cash Flows from Operating Activities. We generated $34.7 million of cash from our operating activities during the first quarter of 2011, as compared to $25.4 million of cash generated during the first quarter of 2010. The increase in cash flows from operating activities during 2011 was primarily the result of higher cash sales and the timing of cash receipts from fee-based commission and management services, partially off-set by the timing of maintenance fee payments on our VOI inventory. Additionally, during the first quarter of 2010, we paid $3.4 million in connection with a legal settlement.

Cash Flows from Investing Activities. We used $0.7 million of cash in our investing activities during the first quarter of 2011, as compared to $1.1 million of cash used during the first quarter of 2010. The cash used by our investing activities decreased during the 2011 period reflecting reduced spending for property and equipment.

Cash Flows from Financing Activities. We used $48.5 million of cash in our financing activities during the first quarter of 2011, as compared to $43.8 million of cash used during the first quarter of 2010. The increase in the cash used in financing activities during the first quarter of 2011 reflects higher payments on receivable-backed debt and a $3.6 million distribution made by the Bluegreen/Big Cedar Joint Venture to a member with a non-controlling interest in the joint venture. For additional information on the availability of cash from our existing credit facilities as well as our repayment obligations, see Liquidity and Capital Resources below.

Liquidity and Capital Resources

Our primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our residual interests in such transactions, (iv) cash from our finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites, and (v) net cash generated from our sales and marketing fee-based services and other resort fee-based services, including our resorts management operations.

As a result of initiatives implemented in the fourth quarter of 2008, we have in recent years realized higher down payments and a higher percentage of cash sales in connection with VOI sales compared to prior years. During the quarter ended March 31, 2011, including down payments received on financed sales, 59% of our VOI sales were paid in cash within approximately 30 days from the contract date.

While the vacation ownership business has historically been capital intensive, our principal goal in the current environment has been to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by i) incentivizing our sales associates to generate higher percentages of our sales in cash compared to historical levels; ii) maintaining sales volumes that allow us to focus on what we believe to be the most efficient marketing channels available to us; iii) minimizing capital and inventory expenditures; and iv) utilizing our sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for us.

Historically, our business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers has been a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in our ability to meet our short and long-term cash needs and we have attempted to diversify our sources of such financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Although we believe that we currently have adequate completed VOIs in inventory to satisfy our needs for the next several years, and therefore, expect acquisition and development expenditures to remain at current levels in the near term, we may decide to acquire or develop more inventory in the future which would increase our acquisition and development expenditures and may require us to incur additional debt.

The challenging credit markets have negatively impacted our financing activities in the past several years. While the credit markets appear to be recovering and we consummated term securitizations and entered into new financing facilities during 2010 and the first quarter of 2011, the number of banks and other finance companies willing to provide “warehouse” lines of credit for timeshare receivables has decreased. As a result, we may not be able to renew our existing receivable-backed lines of credit when their current advance periods expire or secure new future financing for our VOI notes receivable on acceptable terms, if at all. In addition, the securitization market has become unavailable for extended periods of time in the past and may become unavailable to us in the future.

Further, while we may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, such financing may not be available to us on favorable terms or at all. If our efforts are unsuccessful, our liquidity would be significantly adversely impacted. In light of the current trading price of our common stock, financing involving the issuance of our common stock or securities convertible into our common stock would be highly dilutive to our existing shareholders.

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments, or pay cash dividends on or repurchase common stock; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our financing arrangements materially limit our ability to pay cash dividends on our common stock or our ability to repurchase shares in the near term. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

Credit Facilities

The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of March 31, 2011. These facilities do not constitute all of our outstanding indebtedness as of March 31, 2011. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of March 31, 2011 (dollars in thousands):

	Borrowing Limit	Outstanding Balance as of March 31, 2011	Availability as of March 31, 2011	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of March 31, 2011

BB&T Purchase Facility(1)	$75,000	$2,503	$72,497	December 2011; September 2023	Prime Rate +2.00%(2); 5.25%

Quorum Purchase Facility	20,000	1,192	18,808	December 2011; December 2030	8.00%

NBA Receivables Facility(3)	20,000	16,714	3,286	June 2011; June 2018	30 day LIBOR+5.25%; 6.75%(5)

2011 Liberty Bank Facility(1)(4)	60,000	5,472	9,126	February 2013; February 2016	Prime Rate +2.25%; 6.50%(6)

	$175,000	$25,881	$103,717

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)

The borrowing rate is subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, subject to a maximum interest rate of the Prime Rate plus 3.5%, once the outstanding balance under the facility equals or exceeds $50.0 million.

(3)

We have received a term sheet to amend our existing National Bank of Arizona (“NBA”) facility which would allow us to pledge additional timeshare receivables up to the borrowing limit, with the additional advances not to exceed $5.0 million. The amount shown as “Availability as of March 31, 2011” and the dates under “Advance Period Expiration; Borrowing Maturity” are pro-forma, as if the amendment had been closed as of March 31, 2011. We may not be successful in our efforts to enter into this amendment or the contemplated terms, or at all.

(4)

In February 2011, we entered into a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. The availability under the 2011 Liberty Bank Facility is reduced by the amounts outstanding to the extending participants under the 2008 Liberty Bank Facility, as the aggregate amount outstanding to such participants under the 2008 Liberty Bank Facility and the 2011 Liberty Bank Facility at any point in time cannot exceed $60.0 million. The amount outstanding under the 2008 Liberty Bank Facility to the extending participants was $45.4 million as of March 31, 2011.

(5)	Interest charged on this facility is subject to a floor of 6.75%

(6)	Interest charged on this facility is subject to a floor of 6.50%

BB&T Purchase Facility. We have a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”). The BB&T Purchase Facility provides a revolving advance period through December 17, 2011. The interest rates on future advances under the facility are the Prime Rate plus 2.0%, subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, with a maximum interest rate of the Prime Rate plus 3.5% once the outstanding balance equals or exceeds $50.0 million. We receive all of the excess cash flows generated by the timeshare receivables transferred to BB&T under the facility (excess meaning after customary payment of fees, interest and principal under the facility) subject to the compliance with covenants and terms of the BB&T Purchase Facility. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5%, subject to the terms of the facility.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.

During the first quarter of 2011, we pledged $3.7 million of VOI notes receivable to this facility and received cash proceeds of $2.5 million.

In April 2011, we pledged $4.9 million of VOI notes receivable to this facility and received cash proceeds of $3.3 million. Subsequent to this borrowing, we had $69.2 million in availability under this facility.

Quorum Purchase Facility. On December 22, 2010, we entered into a timeshare receivables purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). The Quorum Facility allows for the sale of timeshare notes receivable on a non-recourse basis, pursuant to the terms of the facility and subject to certain conditions precedent. Quorum has agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The terms of the Quorum Purchase Facility reflect an 80% advance rate and a program fee rate of 8% per annum through August 31, 2011, and terms to be agreed upon through December 22, 2011. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. The Quorum Purchase Facility contemplates the ability of Quorum to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. Subject to performance of the collateral, we will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payment of fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

During the first quarter of 2011, we pledged $1.4 million of VOI notes receivable to this facility and received cash proceeds of $1.1 million.

In April 2011, we pledged $0.8 million of VOI notes receivable to this facility and received cash proceeds of $0.6 million. Subsequent to this borrowing, and based on subsequent repayments, we had $18.2 million in availability under this facility.

NBA Receivables Facility. In September 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare receivables hypothecation facility with NBA (“NBA Receivable Facility”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The NBA Receivable Facility provides for an 85% advance on $23.5 million of eligible receivables, all of which were pledged under the facility at closing, subject to terms and conditions which we believe to be customary for facilities of this type. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining balance due in September 2017. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of March 31, 2011). During the first quarter of 2011, we repaid $1.6 million on this facility.

We have received a term sheet to amend our existing NBA Receivable Facility which would allow us to pledge additional timeshare receivables up to the borrowing limit, with the additional advances not to exceed $5.0 million. We may not be successful in our efforts to enter into this amendment or the contemplated terms, or at all.

2011 Liberty Bank Facility. In February 2011, we entered into a new revolving hypothecation facility with certain participants in our 2008 Liberty Bank Facility (see discussion of our 2008 Liberty Bank Facility below, under Other Outstanding Receivable-Backed Notes Payable). This new $60.0 million facility (“2011 Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($45.4 million as of March 31, 2011), but as the outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016.

Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of March 31, 2011).

During the first quarter of 2011, we pledged $6.6 million of VOI notes receivable to this facility and received cash proceeds of $5.6 million, of which we repaid $0.1 million.

Other Outstanding Receivable-Backed Notes Payable

We have outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. We had the following outstanding balances under such credit facilities as of March 31, 2011 (dollars in thousands):

	Balance as of March 31, 2011	Borrowing Maturity	Borrowing Rate; Rate as of March 31, 2011

2008 Liberty Bank Facility	$61,912	August 27, 2014	Prime + 2.25%; 6.50%(1)

GE Bluegreen/Big Cedar Facility	21,574	April 16, 2016	30 day LIBOR+1.75%; 1.99%

Legacy Securitization (2)	20,769	September 2, 2025	12.00%

RFA Receivables Facility	2,649	February 15, 2015	30 day LIBOR+4.00%; 4.24%

Non-recourse Securitization Debt	405,865	Varies	Varies

	$512,769

(1)	Interest charged on this facility is subject to a floor of 6.50%

(2)

Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $2.4 million.

2008 Liberty Bank Facility. We have a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. During the first quarter of 2011, we repaid $5.6 million on this facility.

In February 2011, we entered into the 2011 Liberty Bank Facility, a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. See Credit Facilities for Bluegreen Receivables with Future Availability above for further information regarding the 2011 Liberty Bank Facility.

The GE Bluegreen/Big Cedar Receivables Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30 day LIBOR rate plus 1.75%. During the first quarter of 2011, we repaid $2.3 million on this facility.

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

We guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equivalent to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During the first quarter of 2011, we repaid $2.2 million on this facility.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our Bluegreen Resorts or Bluegreen Communities inventories. As of March 31, 2011, these included the following significant items (dollars in thousands):

	Balance as of March 31, 2011	Borrowing Maturity (1)	Borrowing Rate; Rate as of March 31, 2011

RFA AD&C Facility	$47,694	Varies by loan (2)	30 day LIBOR+4.50%; 4.74%

H4BG Communities Facility	29,122	December 31, 2012	Prime + 2.00%; 8.00% (3)

Textron AD&C Facility	8,538	Varies by loan (2)	Prime + 1.25 - 1.50%; 4.50% – 4.75%

Wells Fargo Term Loan	27,501	April 30, 2012	30 day LIBOR + 6.87%; 7.11%

	$112,855

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between March 31, 2011 and maturity.

(2)	The maturity dates for this facility vary by loan as discussed below.

(3)	The interest rate on this facility is subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter.

RFA AD&C Facility. In September 2010, GMAC assigned all rights, title, and interest in this facility (previously known as GMAC AD&C Facility) to Resort Finance America, LLC (“RFA”). This assignment did not affect any of the material financial terms of the loan agreement. This facility was used to finance the acquisition and development of certain of our resorts and currently has one outstanding project loan. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”) is June 30, 2012. Approximately $47.7 million was outstanding on the Club 36 Loan as of March 31, 2011, $25.1 million of which is due by October 31, 2011. As of March 31, 2011, we repaid the entire outstanding balance of the project loan collateralized by our Fountains resort in Orlando, Florida. Principal payments are effected through agreed-upon release prices as timeshare interests in Bluegreen Club 36 are sold, subject to periodic minimum required amortization. As of March 31, 2011, we had no availability under this facility. During the first quarter of 2011, we repaid $4.6 million of the outstanding balance under this facility.

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

Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2.0%, subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter. During the first quarter of 2011, we repaid $1.7 million of the outstanding balance under this facility.

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

On October 28, 2009, we entered into an amendment to the Textron AD&C Facility and a sub-loan under the facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Odyssey Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan to December 31, 2011, and revised the periodic minimum required principal amortization. We pay Textron principal payments as we sell timeshare interests that collateralize the Odyssey Sub-Loan, subject to periodic minimum required principal amortization. As amended, our minimum required principal payments are $1.0 million per quarter through maturity. As of March 31, 2011, our outstanding borrowings under the Odyssey Sub-Loan totaled approximately $2.9 million.

We also have a sub-loan under the Textron AD&C Facility which we used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). The outstanding balance under the Atlantic Palace Sub-Loan was $5.6 million as of March 31, 2011. We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.

Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% - 1.50% and is due monthly. During the first quarter of 2011, we repaid $0.8 million under this facility.

Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which amended, restated and consolidated our then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization as of March 31, 2011 of $7.3 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, we pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in a term securitization transaction we completed in December 2010. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.11% as of March 31, 2011).

During the first quarter of 2011, we repaid $3.3 million of the outstanding balance under this facility.

Commitments

Our material commitments as of March 31, 2011 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.

The following tables summarize the contractual minimum principal and interest payments, respectively, net of unamortized discount, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of March 31, 2011, (in thousands):

	Payments Due by Period

Contractual Obligations	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Receivable-backed notes payable(1)	$—	$—	$79,688	$458,962	$538,650
Lines-of-credit and notes payable	46,913	69,579	12,737	2,224	131,453
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	9,086	12,730	10,280	25,133	57,229

Total contractual obligations	$55,999	$82,309	$102,705	$597,146	$838,159

(1)	Legacy Securitization payments included in the Receivable-backed notes payable after 5 years are presented net of a discount of $2.4 million.

We estimate that the cash required to satisfy our development obligations related to resort buildings and resort amenities was approximately $6.0 million as of March 31, 2011. We estimate that the cash required to satisfy our development obligations related to communities was approximately $5.0 million as of March 31, 2011. These amounts assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next three to ten years, primarily with cash generated from operations; however, we may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities we will seek to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit. We will continue our efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. We may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, our efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, we may be required to seek waivers of such covenants, and we may not be successful in obtaining waivers, and such covenants may limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. Further, certain of our outstanding debt includes covenants which materially limit our ability to pay cash dividends on our common stock or our ability to repurchase shares of our outstanding common stock. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

Off-balance-sheet Arrangements

As of March 31, 2011, we did not have any “off-balance sheet” arrangements.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our reports that we file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have not been any material changes in our legal proceedings from those previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2011, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Exchange Act. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of March 31, 2011, there were 694,500 shares remaining for purchase under our current repurchase program.

Item 5. Other Information.

Our 2011 Annual Meeting of Shareholders is currently scheduled to be held on July 27, 2011. Shareholder proposals intended to be considered for inclusion in our proxy materials for the meeting must be received by us by no later than 5:00 P.M., Eastern time, on June 3, 2011 and must comply with the other requirements of Rule 14a-8 under the Exchange Act. In addition, pursuant to Rule 14a-8 under the Exchange Act, we will have discretionary authority to vote on shareholders proposals received after the deadline set forth above. All such communications should be sent to Bluegreen Corporation, 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431, Attention: Anthony M. Puleo, Secretary.

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

BLUEGREEN CORPORATION
(Registrant)

Date: May 13, 2011	By:	/S/ JOHN M. MALONEY, JR.

John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	By:	/S/ ANTHONY M. PULEO

Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 13, 2011	By:	/S/ RAYMOND S. LOPEZ

Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)