Form 10-Q
period 2011-06-30
BLUEGREEN CORP
filed 2011-08-12
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2011

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	001-09292

Bluegreen Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	03-0300793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 Conference Way North, Suite 100,
Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

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

          Yes ☐      No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2011, there were 32,571,639 shares of the registrant’s common stock, $0.01 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2010	June 30, 2011
	(1)	(Unaudited)
ASSETS
Unrestricted cash and cash equivalents	$72,085	$67,121
Restricted cash ($41,243 and $38,813 held by VIEs at December 31, and June 30, 2011, respectively)	53,922	52,982
Notes receivable including gross securitized notes of $533,479 and $486,138 (net of allowance of $143,160 and $116,625 at December 31, 2010 and June 30, 2011, respectively)	568,985	541,271
Prepaid expenses	4,882	11,246
Other assets	56,790	49,737
Inventory	337,684	318,730
Property and equipment, net	73,815	71,878
Assets held for sale	87,769	31,750
Total assets	$1,255,932	$1,144,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$8,243	$8,360
Accrued liabilities and other	60,518	58,795
Deferred income	17,550	21,708
Deferred income taxes	25,605	10,641
Receivable-backed notes payable - recourse ($22,759 and $18,941 held by VIEs at December 31, 2010 and June 30, 2011, respectively)	135,660	123,393
Receivable-backed notes payable - non-recourse (held by VIEs)	436,271	393,840
Lines-of-credit and notes payable	142,120	121,239
Junior subordinated debentures	110,827	110,827
Total liabilities	936,794	848,803

Contingencies (Note 10)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 140,000 shares authorized; 34,083 and 34,150 shares issued December 31, 2010 and June 30, 2011, respectively	341	341
Additional paid-in capital	189,580	191,407
Treasury stock, 2,756 common shares at both December 31, 2010 and June 30, 2011, at cost	(12,885)	(12,885)
Retained earnings	107,129	82,961
Total Bluegreen Corporation shareholders’ equity	284,165	261,824
Non-controlling interest	34,973	34,088
Total shareholders’ equity	319,138	295,912
Total liabilities and shareholders’ equity	$1,255,932	$1,144,715

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

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2010	2011
Revenues:
Gross sales of VOIs	$57,267	$51,410
Estimated uncollectible VOI notes receivable	(9,588)	(6,632)
Sales of VOIs	47,679	44,778

Other resort revenue	16,729	17,287
Fee-based sales commission revenue	12,130	18,308
Interest income	26,926	23,902
	103,464	104,275
Costs and expenses:
Cost of VOIs sold	12,346	10,116
Cost of other resort operations	10,048	12,156
Selling, general and administrative expenses	50,306	49,406
Interest expense	15,401	13,903
Other expense, net	721	1,239
	88,822	86,820
Income before non-controlling interest, provision for income taxes and discontinued operations	14,642	17,455
Provision for income taxes	5,067	6,186
Income from continuing operations	9,575	11,269
Loss from discontinued operations, net of income taxes	(3,897)	(36,386)
Net income(loss)	5,678	(25,117)
Less: Net income attributable to non-controlling interest	1,369	1,582
Net income (loss) attributable to Bluegreen Corporation	$4,309	$(26,699)

Income (loss) attributable to Bluegreen Corporation per common share - Basic
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.26	$0.31
Loss per share from discontinued operations	(0.12)	(1.17)
Earnings (loss) per share attributable to Bluegreen shareholders	$0.14	$(0.86)

Income (loss) attributable to Bluegreen Corporation per common share - Diluted
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.26	$0.30
Loss per share from discontinued operations	(0.12)	(1.13)
Earnings (loss) per share attributable to Bluegreen shareholders	$0.14	$(0.83)

Weighted average number of common shares:
Basic	31,166	31,210
Diluted	31,730	32,156

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2010	2011
Revenues:
Gross sales of VOIs	$94,288	$92,458
Estimated uncollectible VOI notes receivable	(24,602)	(10,751)
Sales of VOIs	69,686	81,707

Other resort revenue	32,705	34,487
Fee-based sales commission revenue	22,310	29,072
Interest income	54,417	48,458
	179,118	193,724
Costs and expenses:
Cost of VOIs sold	18,434	20,654
Cost of other resort operations	21,523	25,237
Selling, general and administrative expenses	96,027	93,350
Interest expense	31,287	28,521
Other expense, net	389	915
	167,660	168,677
Income before non-controlling interest, provision for income taxes and discontinued operations	11,458	25,047
Provision for income taxes	3,259	8,712
Income from continuing operations	8,199	16,335
Loss from discontinued operations, net of income taxes	(8,839)	(37,762)
Net loss	(640)	(21,427)
Less: Net income attributable to non-controlling interest	2,908	2,741
Net loss attributable to Bluegreen Corporation	$(3,548)	$(24,168)

Income (loss) attributable to Bluegreen Corporation per common share - Basic
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.17	$0.44
Loss per share from discontinued operations	(0.28)	(1.21)
Loss per share attributable to Bluegreen shareholders	$(0.11)	$(0.77)

Income (loss) attributable to Bluegreen Corporation per common share - Diluted
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.17	$0.42
Loss per share from discontinued operations	(0.28)	(1.18)
Loss per share attributable to Bluegreen shareholders	$(0.11)	$(0.76)

Weighted average number of common shares:
Basic	31,155	31,194
Diluted	31,508	32,082

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2011

Operating activities:
Net loss	$(640)	$(21,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash loss on assets held for sale	—	56,400
Non-cash communities inventory impairment	5,602	—
Stock compensation expense	1,667	1,658
Depreciation and amortization	7,877	7,251
Loss on disposal of property and equipment	140	—
Estimated uncollectible notes receivable	24,707	10,751
Benefit for deferred income taxes	(2,625)	(14,964)
Changes in operating assets and liabilities:
Notes receivable	15,100	16,963
Prepaid expenses and other assets	2,729	(910)
Changes in restricted cash	9,873	940
Inventory	17,537	18,352
Accounts payable, accrued liabilities and other	(2,438)	2,745
Net cash provided by operating activities	79,529	77,759

Investing activities:
Purchases of property and equipment	(1,674)	(2,158)
Cash used in investing activities	(1,674)	(2,158)

Financing activities:
Proceeds from borrowings collateralized by notes receivable	20,613	25,301
Payments on borrowings collateralized by notes receivable	(78,517)	(80,438)
Payments under line-of-credit facilities and notes payable	(25,895)	(20,881)
Payments of debt issuance costs	(958)	(1,090)
Proceeds from exercise of employee stock options	—	169
Distributions to non-controlling interests	—	(3,626)
Net cash used in financing activities	(84,757)	(80,565)
Net decrease in cash and cash equivalents	(6,902)	(4,964)
Unrestricted cash and cash equivalents at beginning of period	70,491	72,085
Unrestricted cash and cash equivalents at end of period	$63,589	$67,121

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. For further information, refer to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).

Organization

We are a sales, marketing and management company, primarily focused on the vacation ownership industry. Our business has historically been conducted through two operating segments – our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”).

Our continuing operations relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of others typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of our 57 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

Bluegreen Communities acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers seeking to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities. Bluegreen Communities also provides realty and daily-fee golf course operations. On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities. In connection with that process, our Board of Directors made a determination during June 2011 to seek to sell Bluegreen Communities or all or substantially all of its assets. As a consequence, Bluegreen Communities is accounted for as a discontinued operation for all periods in the accompanying consolidated financial statements. See Note 8 below for further information. We recently entered into a non-binding letter of intent with a third party contemplating the sale of Bluegreen Communities, or a similar transaction. However, as of the date of this filing, we had not entered into any definitive agreement or agreements with respect to the sale of Bluegreen Communities or its assets, and we may not be successful in our efforts to consummate any such sale or sales.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, and variable interest entities (“VIEs”) for which we are the primary beneficiary. The only non-wholly owned subsidiary that we consolidate is Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as we hold a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, have an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and have majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee. We do not consolidate our statutory business trusts formed to issue trust preferred securities as these entities represent variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations (Topic 810). The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions in consolidation.

As described above and further in Note 8, the operating results of Bluegreen Communities are classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

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

During the three and six months ended June 30, 2010 and 2011, approximately 2.2 million shares were excluded from the determination of diluted earnings per common share from continuing operations because their effect would have been anti-dilutive.

The following table sets forth our computation of basic and diluted earnings per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011

Basic and diluted earnings per common share — numerator:
Income from continuing operations	$9,575	$11,269	$8,199	$16,335
Net income attributable to non-controlling interests	1,369	1,582	2,908	2,741
Income from continuing operations attributable to Bluegreen Corporation	$8,206	$9,687	$5,291	$13,594

Denominator:
Denominator for basic earnings per common share-weighted-average shares	31,166	31,210	31,155	31,194
Effect of dilutive securities:
Stock options and unvested restricted stock	564	946	353	888
Denominator for diluted earnings per common share-adjusted weighted-average shares and assumed conversions	31,730	32,156	31,508	32,082

Income from continuing operations attributable to Bluegreen Corporation per common share – Basic:	$0.26	$0.31	$0.17	$0.44

Income from continuing operations attributable to Bluegreen Corporation per common share – Diluted:	$0.26	$0.30	$0.17	$0.42

The following table includes changes in shareholders’ equity, including changes in equity attributable to Bluegreen shareholders and changes in equity attributable to non-controlling interest (in thousands):

			Equity Attributable to Bluegreen Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Equity Attributable to Non-Controlling Interests

34,083	Balance at January 1, 2011	$319,138	$341	$189,580	$107,129	$(12,885)	$34,973
—	Net (loss) income	(21,427)	—	—	(24,168)	—	2,741
—	Member distribution to non-controlling interest holder	(3,626)	—	—	—	—	(3,626)
67	Shares issued upon exercise of stock options	169		169	—	—	—
—	Stock compensation	1,658	—	1,658	—	—	—
34,150	Balance at June 30, 2011	$295,912	$341	$191,407	$82,961	$(12,885)	$34,088

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

Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.

In May 2011, the FASB issued guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.

2. Notes Receivable

The table below sets forth additional information relative to our notes receivable and our allowance for loan losses as of December 31, 2010 and June 30, 2011 (dollars in thousands):

	As of
	December 31, 2010	June 30, 2011
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$171,901	$165,585
VOI notes receivable - securitized	533,479	486,138
	705,380	651,723
Allowance for loan losses	(142,468)	(116,116)
VOI notes receivable, net	$562,912	$535,607

Allowance as a % of gross notes receivable	20%	18%

Notes receivable secured by homesites:
Notes receivable	$6,765	$6,173
Allowance for loan losses	(692)	(509)
Homesite notes receivable, net	$6,073	$5,664

Allowance as a % of gross notes receivable	10%	8%

Total notes receivable:
Gross notes receivable	$712,145	$657,896
Allowance for loan losses	(143,160)	(116,625)
Notes receivable, net	$568,985	$541,271

Allowance as a % of gross notes receivable	20%	18%

The weighted-average interest rate on our VOI notes receivable was 15.2% and 15.3% at December 31, 2010 and June 30, 2011, respectively. All of our VOI receivables bear interest at fixed rates. The weighted-average interest rate on our homesite notes receivable was 7.8% and 7.7% at December 31, 2010 and June 30, 2011, respectively. The majority of our notes receivable secured by homesites bear interest at variable rates.

Our VOI receivables are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of our homesite notes receivable are secured by homesites in Georgia, Texas, and Virginia.

Our notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2010 and June 30, 2011, $28.3 million and $22.8 million, respectively, of notes receivable were more than three months past due, and accordingly, consistent with our policy, were not accruing interest income.

The activity in our allowance for uncollectible notes receivable was as follows (in thousands):

Balance, December 31, 2010	$143,160
Provision for loan losses	10,720
Less: Write-offs of uncollectible receivables	(37,255)
Balance, June 30, 2011	$116,625

We hold large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables. In estimating future credit losses, we do not use a single primary indicator of credit quality but instead evaluate our VOI notes receivable based upon a combination of factors, including a static pool analysis, the aging of the respective receivables, current default trends, prepayment rates by origination year, and the FICO® scores of the borrowers at the time of origination.

The following table shows the delinquency status of our VOI notes receivable as of December 31, 2010 and June 30, 2011 (in thousands):

	As of
	December 31, 2010	June 30, 2011
Current	$655,304	$615,179
31-59 days	12,063	7,504
60-89 days	10,228	6,600
90 days and over (1)	27,785	22,440
Total	$705,380	$651,723

(1)

Includes $16.9 million and $14.4 million as of December 31, 2010 and June 30, 2011, respectively, related to VOI notes receivable that have been foreclosed but the related VOI note receivable balance has not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable. These VOI notes receivable are reflected in the allowance for loan loss.

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

During the six months ended June 30, 2011, we transferred $21.0 million of VOI notes receivable to the VIEs and received cash proceeds of $14.7 million. At June 30, 2011, the principal balance of VOI notes receivable included within our Condensed Consolidated Balance Sheet that are restricted to satisfy obligations of the VIE’s obligations totaled $486.1 million. In addition, approximately $38.8 million of our restricted cash was held in accounts for the benefit of the variable interest entities. Further, at June 30, 2011, the carrying amount of the consolidated liabilities included within our Condensed Consolidated Balance Sheet for these variable interest entities totaled $412.8 million, comprised of $393.8 million of non-recourse receivable-backed notes payable and $18.9 million of receivable-backed notes payable which are recourse to us.

Under the terms of certain of our timeshare note sales, we have the right to repurchase or substitute for a limited amount of defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Voluntary repurchases or substitutions by us of defaulted notes during the six months ended June 30, 2010 and 2011 were $24.3 million and $14.5 million, respectively.

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

	As of
	December 31, 2010			June 30, 2011
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

RFA AD&C Facility	$52,264	4.76%	$127,460	$44,124	4.69%	$84,704
H4BG Communities Facility	30,842	8.00%	66,925	27,412	8.00%	24,588
Wells Fargo Term Loan	30,776	7.13%	104,747	24,953	7.06%	100,232
Foundation Capital	13,200	8.00%	17,574	13,083	8.00%	17,632
Textron AD&C Facility	9,290	4.50 –4.75%	26,579	6,474	4.50 –4.75%	24,789
Fifth Third Bank Note Payable	3,154	3.26%	4,680	3,041	3.19%	4,599
Other	2,594	5.00 – 11.03%	2,293	2,152	5.00 – 6.88%	2,032
Total	$142,120		$350,258	$121,239		$258,576

Significant changes related to our lines-of-credit and notes payable during the six months ended June 30, 2011 include:

RFA AD&C Facility. During the six months ended June 30, 2011, we repaid $8.1 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by our Fountains Resort in Orlando, Florida.

H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) and golf courses at several Bluegreen Communities projects. The facility is scheduled to mature on December 31, 2012; however, if the assets pledged as collateral for this facility are sold prior to the scheduled maturity date, the facility will mature upon the sale of the assets. During the six months ended June 30, 2011, we repaid $3.4 million of the outstanding balance under this facility.

Wells Fargo Term Loan. During the six months ended June 30, 2011, we repaid $5.8 million of the outstanding balance under this facility.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities is as follows (dollars in thousands):

	As of
	December 31, 2010			June 30, 2011
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Recourse receivable-backed notes payable:
2008 Liberty Bank Facility	$67,514	6.50%	$77,377	$57,528	6.50%	$68,043
2011 Liberty Bank Facility	—	—	—	5,980	6.50%	7,275
GE Bluegreen/Big Cedar Receivables Facility	23,877	2.01%	29,232	19,531	1.94%	26,626
Legacy Securitization (1)	25,342	12.00%	34,232	21,090	12.00%	29,465
NBA Receivables Facility	18,351	6.75%	22,458	19,236	6.75%	24,637
RFA Receivables Facility	3,159	4.26%	4,451	2,177	4.19%	3,598
Total before discount	138,243		167,750	125,542		159,644
Less unamortized discount on Legacy Securitization	(2,583)		—	(2,149)		—
Total	$135,660		$167,750	$123,393		$159,644

Non-recourse receivable-backed notes payable:

BB&T Purchase Facility	$—	—	$—	$11,221	5.25%	$16,069
GE 2004 Facility	10,150	7.16%	11,709	9,137	7.16%	10,476
2004 Term Securitization	18,722	4.45-7.18%	20,540	14,818	4.45-7.18%	15,607
2005 Term Securitization	55,888	5.41-9.85%	63,527	46,976	5.41-9.85%	52,924
GE 2006 Facility	50,596	6.68-7.77%	57,988	45,480	6.68-7.77%	51,883
2006 Term Securitization	52,716	5.61-9.38%	59,415	46,026	5.61-9.38%	50,968
2007 Term Securitization	100,953	5.83-11.15%	117,379	88,318	5.83-11.15%	102,085
2008 Term Securitization	39,624	5.89-11.63%	44,889	34,651	5.89-11.63%	39,741
2010 Term Securitization	107,514	5.10-7.50%	123,662	94,030	5.10-7.50%	113,068
Quorum Purchase Facility	108	8.00%	136	3,183	8.00%	3,854
Total	$436,271		$499,245	$393,840		$456,675

Total receivable-backed debt	$571,931		$666,995	$517,233		$616,319

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.

Significant changes related to our receivable-backed notes payable facilities during the six months ended June 30, 2011 include:

2011 Liberty Bank Facility. In February 2011, we entered into a new revolving hypothecation facility with certain participants in our 2008 Liberty Bank Facility. This new $60.0 million facility (“2011 Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during the two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($42.2 million as of June 30, 2011), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of June 30, 2011).

During the six months ended June 30, 2011, we pledged $7.9 million of VOI notes receivable to this facility and received cash proceeds of $6.7 million. We also repaid $0.7 million on the facility.

NBA Receivables Facility. Bluegreen/Big Cedar Joint Venture has a $20.0 million timeshare receivables hypothecation facility with the National Bank of Arizona (“NBA”), which provides for an 85% advance on eligible receivables. At the time of closing of the transaction, $23.5 million of eligible receivables were pledged. In May 2011, the facility was amended to allow us to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.0 million borrowing limit for all amounts outstanding under the facility.

The unpaid balance related to the initial September 30, 2010 advance, of which $15.3 million was outstanding as of June 30, 2011, matures on September 30, 2017. The unpaid balance related to the additional advances, of which $3.9 million was outstanding as of June 30, 2011, matures on October 31, 2018. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of June 30, 2011).

During the six months ended June 30, 2011, we pledged $4.6 million of VOI notes receivable to this facility and received cash proceeds of $3.9 million. We also repaid $3.0 million on this facility.

BB&T Purchase Facility. We have a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”), which has a revolving advance period through December 17, 2011. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5%, subject to the terms of the facility. During the six months ended June 30, 2011, we pledged $17.0 million of VOI notes receivable to this facility and received cash proceeds of $11.5 million. We also repaid $0.3 million on the facility.

Quorum Purchase Facility. We have a $20.0 million timeshare notes receivable purchase facility (the “Quorum Facility”) with Quorum Federal Credit Union (“Quorum”) which allows us to sell timeshare notes receivable on a non-recourse basis through December 22, 2011. The terms of the Quorum Facility provide an 80% advance rate and a program fee rate of 8% per annum through August 31, 2011, and terms to be agreed upon through December 22, 2011. During the six months ended June 30, 2011, we pledged $4.0 million of VOI notes receivable to this facility and received cash proceeds of $3.2 million. We also repaid $0.1 million on the facility.

Other Facilities. In addition to the above described facilities, during the six months ended June 30, 2011, we repaid $76.3 million on our other receivable-backed notes payable facilities.

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

On March 30, 2010, the interest rates on the securities issued by Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.15% as of June 30, 2011).

On July 30, 2010, the interest rate on the securities issued by BST II and BST III contractually changed from fixed-rates of 9.158% and 9.193%, respectively, to in each case a variable rate equal to the 3-month LIBOR + 4.85% (5.10% as of June 30, 2011).

On June 30, 2011, the interest rate on the securities issued by BST IV contractually changed from a fixed-rate of 10.13% to a variable rate equal to the 3-month LIBOR + 4.85% (5.10% as of June 30, 2011).

5. Common Stock and Stock Option Plans

Share-Based Compensation

There were no grants of restricted stock or stock options during the three or six months ended June 30, 2010 or 2011.

Stock-based compensation expense for non-employee directors and employees during the three months ended June 30, 2010 and 2011 was $0.5 million and $0.8 million, respectively. Stock-based compensation expense for non-employee directors and employees during each of the six months ended June 30, 2010 and 2011 was $1.7 million. The following table sets forth certain information related to our unrecognized compensation for our outstanding stock-based awards as of June 30, 2011:

	Weighted Average Remaining Recognition	Unrecognized Compensation
	(In years)	(In 000’s)

Stock Option Awards	1.4	$1,275
Restricted Stock Awards	1.7	$3,617

Changes in options outstanding under our stock option plans are presented below (in thousands, except exercise price per share data):

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Aggregate Intrinsic Value
Balance at December 31, 2010	2,717	$9.55	1,310	$91
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(67)	$2.52
Balance at June 30, 2011	2,650	$9.73	1,243	$17

No stock options were exercised during the three or six months ended June 30, 2010. During the three and six months ended June 30, 2011, options to purchase approximately 67,000 shares of our common stock were exercised.

The weighted-average remaining contractual terms and weighted-average exercise prices of our outstanding stock options at June 30, 2011 (grouped by range of exercise prices) were:

	Number of Options	Number of Vested Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Weighted- Average Exercise Price (Vested Only)
	(In 000’s )	(In 000’s )	(In years )

$2.75 - $3.00	93	93	8.1	$2.75	$2.75
$3.01 - $4.52	373	373	1.3	$3.46	$3.46
$4.53 - $6.79	168	168	3.8	$5.92	$5.92
$6.80 - $10.20	937	—	4.2	$7.69	$—
$10.21 - $15.31	584	114	5.1	$11.94	$11.47
$15.32 - $18.36	495	495	4.0	$18.27	$18.27
	2,650	1,243	4.1	$9.73	$10.38

The following table presents a summary of the activity related to our unvested restricted stock awards during the six months ended June 30, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
	(In 000’s )

Unvested at December 31, 2010	1,327	$8.14
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2011	1,327	$8.14

6. Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	December 31, 2010	June 30, 2011

Completed VOI units	$254,479	$235,574
Real estate held for future development	83,205	83,156
	$337,684	$318,730

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

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in our consolidated balance sheets approximate fair value for indebtedness that provides for variable interest rates. The fair value of our fixed-rate, non-recourse receivable-backed notes payable was determined by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the cash flow from the notes receivable that secure these obligations and are generally non-recourse to us.

Junior subordinated debentures. The fair values of our junior subordinated debentures were based on the discounted value of contractual cash flows at a market discount rate or based on market price quotes from the over-the-counter bond market.

The carrying amounts and estimated fair value of our financial instruments on the date indicated were as follows (in thousands):

	As of December 31, 2010		As of June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Unrestricted cash and cash equivalents	$72,085	$72,085	$67,121	$67,121
Restricted cash	53,922	53,922	52,982	52,982
Notes receivable, net	568,985	619,000	541,271	601,355
Lines-of-credit, notes payable, and receivable-backed notes payable	714,051	702,274	638,472	628,902
Junior subordinated debentures	110,827	68,100	110,827	79,000

8. Discontinued Operations

On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. Based on its analysis of information and the available options presented to it, on June 30, 2011, our Board of Directors made the determination to seek to sell Bluegreen Communities or all or substantially all of its assets. As a consequence, we determined that Bluegreen Communities met the criteria for classification as discontinued operations and, accordingly, the operating results of Bluegreen Communities, which had previously been presented as a separate reporting segment, are included in discontinued operations in the consolidated statements of operations. In addition, the majority of the assets related to Bluegreen Communities are presented separately on the consolidated balance sheets as “assets held for sale.” The assets held for sale primarily consist of Bluegreen Communities’ real estate assets valued on our books at $87.8 million and $31.8 million as of December 31, 2010 and June 30, 2011, respectively. This decrease in the carrying amount of the assets held for sale as of June 30, 2011 as compared to December 31, 2010, primarily related to the $56.4 million non-cash charge described below recorded during the three months ended June 30, 2011 to write down the value of Bluegreen Communities’ assets to estimated fair value less cost to sell. We derived the fair value of Bluegreen Communities’ assets held for sale based on the enterprise level discounted cash flow estimates (Level 3 inputs), and the expressions of interest received in the marketing process of the related assets. We recently entered into a non-binding letter of intent with a third party contemplating the sale of Bluegreen Communities, or a similar transaction. However, as of the date of this filing, we had not entered into any definitive agreement or agreements with respect to the sale of Bluegreen Communities or its assets, and we may not be successful in our efforts to consummate any such sale or sales.

Below are the results of discontinued operations for the three and six months ended June 30, 2010 and June 30, 2011 (in thousands):

	For the Three Months Ended June 30,
	2010	2011
Revenues of discontinued operations	$2,671	$2,597
Cost of discontinued operations	(7,364)	(4,271)
Loss on assets held for sale	—	(56,757)
Interest expense	(1,120)	(772)
Loss from discontinued operations before benefit for income taxes	(5,813)	(59,203)

Benefit for income taxes	1,916	22,817
Loss from discontinued operations	$(3,897)	$(36,386)

	For the Six Months Ended June 30,
	2010	2011
Revenues of discontinued operations	$6,268	$7,011
Cost of discontinued operations	(18,763)	(10,160)
Loss on assets held for sale	—	(56,757)
Interest expense	(2,228)	(1,532)
Loss from discontinued operations before benefit for income taxes	(14,723)	(61,438)

Benefit for income taxes	5,884	23,676
Loss from discontinued operations	$(8,839)	$(37,762)

As described above, loss from discontinued operations during the three and six months ended June 30, 2011 includes a loss on assets held for sale of approximately $56.8 million. Additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of assets held for sale are materially different from their estimated fair value.

Cost of discontinued operations during the six months ended June 30, 2010 includes non-cash impairment charges of approximately $5.6 million to write down certain phases of completed Communities properties to their estimated fair value less costs to sell at that time. This charge was incurred as a result of continued low volume of sales, reduced prices and the impact of reduced sales on the forecasted sellout period of the projects.

Also, included in results of discontinued operations in each of the periods presented is interest expense on notes payable collateralized by certain Bluegreen Communities’ inventory and property and equipment ($27.8 million as of June 30, 2011), as such debt is required to be repaid in full upon the sale of the related assets.

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

In August 2010, we received notice from the Texas Comptroller of Public Accounts that our Franchise Tax Report for the year ended December 31, 2008 was selected for audit. The field work for this audit was completed in April 2011. In July 2011, we paid an assessment of $30,000 to resolve and close the audit.

In March 2011, we received notice from the Minnesota Department of Revenue that our Franchise Tax Returns for the years ended December 31, 2007 through 2009 were selected for audit. The audit field work has not yet been scheduled.

In April 2011, we received notice from the Indiana Department of Revenue that our Income Tax Returns for the years ended December 31, 2007 through 2009 were selected for audit. The field work for this audit was completed in June 2011.

In August 2011, we received notice from the Wisconsin Department of Revenue that our Income/Franchise Tax Return for the year ended December 31, 2007 was selected for audit.

While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

As of June 30, 2011, we did not have any significant amounts accrued for interest and penalties, and we had no significant amounts recorded for uncertain tax positions.

10. Contingencies

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, sale or financing of VOI real estate. We are also subject to matters relating to Bluegreen Communities’ business, which we now report as a discontinued operation. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise. Unless otherwise described below, we believe that these claims are routine litigation incidental to our business.

Reserves are accrued for matters in which we believe it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of June 30, 2011 were not material. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims.

Excluding the Tennessee matter below, management is not at this time able to estimate a range of reasonably possible losses in excess of accrued amounts with respect to maters in which it is reasonably possible that a loss has been incurred. In certain matters, we are unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs’ have not quantified or factually supported the claim.

We believe that liabilities arising from the litigation and regulatory matters discussed below, in excess of the amounts currently accrued, if any, will not have a material impact on our financial statements. However, due to the significant uncertainties involved in these legal matters, an adverse outcome in these matters could be material to our financial results.

Bluegreen Resorts

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $652,000 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The Department of Revenue confirmed that we had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but have taken the position that we owed a total of $731,000 in taxes and interest based on the second type of transaction. On August 1, 2011 we filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against us by the Department of Revenue.

In Case No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, during 2006, Joseph M. Scheyd, Jr., P.A., as escrow agent, brought an interpleader action seeking a determination as to whether we, as purchaser, or Hubert A. Laird and MSB of Destin, Inc., as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. We maintain that our decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and therefore are entitled to a return of the full escrow deposit. On June 1, 2011, the trial court made a finding that we breached the purchase and sale contract and that the plaintiff was entitled to the escrow deposit and all accrued interest. We have filed a notice of appeal with the First District Court of Appeal seeking to appeal the result of the trial court’s decision. In connection with the appeal, the escrow deposit and all accrued interest have been placed in the appropriate Court registry pending the outcome of the appeal.

The Office of the Attorney General for the State of Florida (the “AGSF”) has advised us that it has accumulated a number of consumer complaints since 2005 against us and/or our affiliates related to timeshare sales and marketing, and has requested that we propose a resolution on a collective basis of any outstanding complaints. The AGSF has also requested that we enter into a written agreement in which to establish a process and timeframe for determining consumer eligibility for relief (including, where applicable, monetary restitution). We have determined that many of these complaints were previously addressed and/or resolved. We are cooperating with the State and do not believe this matter will have a material effect on our results of operations, financial condition or on our sales and marketing activities in Florida.

Bluegreen Communities

The matters described below relate to Bluegreen Communities’ business, which is reported as a discontinued operation.

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010, the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. No information is available as to when the Texas Supreme Court will render a decision on the appeal.

On September 18, 2008, in Case No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, in the United States District Court for the Southern District of Georgia, Brunswick Division, the plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. The plaintiff subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws. On January 25, 2010, the plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons alleged to have been harmed by the alleged activities in a similar manner. No decision has yet been made by the Court as to whether a class will be certified. We deny the allegations and intend to vigorously defend the lawsuit.

On June 3, 2010, in Case No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen Communities’ Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its complaint, the plaintiffs allege that unpaid bulk cable fees are due from the defendants, and that the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association have responded that the plaintiffs breached the parties’ contract. The case went to mediation on September 20, 2010, but no resolution was reached. Both parties have filed motions for summary judgment which have been set for hearing on August 11, 2011. A trial date, if necessary, will be set after the Court rules on the parties’ summary judgment motions.

11. Related Party Transactions

BFC Financial Corporation (“BFC”) beneficially owns approximately 52% of our common stock. In addition, Alan B. Levan and John E. Abdo, our Chairman and Vice Chairman, respectively, serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively, and may be deemed to control BFC by virtue of their ownership interest in BFC’s common stock.

We paid BFC or its affiliated entities approximately $1.2 million and $0.4 million during the three months ended June 30, 2010 and 2011, respectively, and $1.8 million and $0.7 million during the six months ended June 30, 2010 and 2011, respectively, for a variety of management services. The services provided to us by BFC or its affiliated entities included management advisory, risk management, administrative, as well as assistance with our efforts to explore potential additional sources of liquidity during 2010. In addition, in connection with our agreement with BFC to reimburse BFC for fees related to certain procedures performed by BFC’s independent registered public accounting firm at our company, we reimbursed BFC approximately $0.5 million during the three and six months ended June 30, 2011.

BFC holds a significant investment in Benihana Inc. (“Benihana”), and Alan B. Levan and John E. Abdo serve on Benihana’s Board of Directors. In 2009, we entered into a land lease with Benihana, which constructed and operates a restaurant at one of our resort properties and we receive lease payments from Benihana of approximately $0.1 million annually.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making the following statements to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factors section of such filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, as the plans, estimates and expectations reflected herein may not be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We caution you that the important factors set forth below and elsewhere in this Quarterly Report and in our Annual Report in some cases have affected, and in the future could affect, our actual results and could cause them to differ materially from those expressed in any forward-looking statements.

•	The overall state of the economy, interest rates and the availability of financing affect our ability to market VOIs.

•	We would incur substantial losses and our liquidity position could be adversely impacted if the customers we finance default on their obligations.

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

•

Our decision to sell Bluegreen Communities involves a number of risks, including that it may divert management’s attention from our business activities, result in additional impairment charges and not ultimately lead to us consummating a transaction or otherwise realizing improvements in our operating results and financial condition.

•	Claims for development-related defects could adversely affect our financial condition and operating results.

•	The resale market for VOIs could adversely affect our business.

•

We may be adversely affected by federal, state and local laws and regulations and changes in applicable laws and regulations, including the imposition of additional taxes on operations. In addition, results of audits of our tax returns or those of our subsidiaries may have a material and adverse impact on our financial condition.

•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our business.

•	The ratings of third-party rating agencies could adversely impact our ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital.

•

We are subject to risks related to the litigation and other legal proceedings against us and our subsidiaries, including that a finding of liability or damages, as well as the legal and other professional fees and other costs and expenses of such proceedings, may have a material adverse effect on our financial condition and operating results.

•

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with United States generally accepted accounting principles (“GAAP”). Any changes in estimates, judgments and assumptions used could have a material adverse impact on our operating results and financial condition.

•	The loss of the services of our key management and personnel could adversely affect our business.

Executive Overview

We are a sales, marketing and management company, primarily focused on the vacation ownership industry. Our business has historically been conducted through two operating segments – our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”).

Our continuing operations relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of others typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of our 57 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

Bluegreen Communities acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers seeking to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities. Bluegreen Communities also provides realty and daily-fee golf course operations. On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities. In connection with that process, our Board of Directors made a determination during June 2011 to seek to sell Bluegreen Communities or all or substantially all of its assets. As a consequence, Bluegreen Communities is accounted for as a discontinued operation for all periods in the accompanying consolidated financial statements. See Note 8 below for further information. We recently entered into a non-binding letter of intent with a third party contemplating the sale of Bluegreen Communities, or a similar transaction. However, as of the date of this filing, we had not entered into any definitive agreement or agreements with respect to the sale of Bluegreen Communities or its assets, and we may not be successful in our efforts to consummate any such sale or sales on terms acceptable to us, or at all.

Bluegreen Resorts’ results for the three and six months ended June 30, 2011 reflect our continued focus on our fee-based service business and our efforts to achieve selling and marketing efficiencies.

During the three months ended June 30, 2011:

•	We generated “free cash flow” (cash flow from operating and investing activities) of $41.6 million.

•	VOI system-wide sales, which include sales of third-party developer inventory, were $79.1 million and remained consistent with the $79.5 million generated during the three months ended June 30, 2010.

•

Our sales and marketing fee-based service business sold $27.0 million of third-party developer inventory and earned sales and marketing commissions of $18.3 million. Including our resort management, resort title, construction management and other operations, our total fee-based service revenues were $35.6 million, a 23% increase over the three months ended June 30, 2010.

We believe our fee-based service business enables us to leverage our expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Our provision of these services requires significantly less capital investment than our traditional vacation ownership business. Our goal is for fee-based services to become an increasing portion of our business over time; however, our efforts to do so may not be successful.

During the three months ended June 30, 2010 and 2011, we sold $18.2 million and $27.0 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $12.1 million and $18.3 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $2.4 million and $4.6 million in pre-tax profits by providing these sales and marketing fee-based services during the three months ended June 30, 2010 and 2011, respectively. During the six months ended June 30, 2010 and 2011, we sold $34.0 million and $43.9 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $22.3 million and $29.1 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $3.2 million and $5.8 million in pre-tax profits by providing these sales and marketing fee-based services during the six months ended June 30, 2010 and 2011, respectively.

Additionally, consistent with initiatives seeking to improve our liquidity, during the three and six months ended June 30, 2011, we continued to focus on generating VOI sales that are paid in cash in full at the time of sale and encouraging larger down payments on financed sales. During the six months ended June 30, 2011, including down payments received on financed sales, 57% of our VOI sales were paid in cash within approximately 30 days from the contract date. Refer to Liquidity and Capital Resources section below for additional information.

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

Notes Receivable and Allowance for Loan Losses

We offer financing to buyers of our VOIs who meet certain minimum requirements. On a more limited basis, Bluegreen Communities also offered financing to buyers of its homesites. Accordingly, we are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI notes receivables, excluding any benefit for the value of future recoveries of defaulted inventory.

The allowance for loan losses as of December 31, 2010 and June 30, 2011 was as follows (dollars in thousands):

	As of
	December 31, 2010	June 30, 2011

Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$171,901	$165,585
VOI notes receivable - securitized	533,479	486,138

	705,380	651,723
Allowance for loan losses	(142,468)	(116,116)

VOI notes receivable, net	$562,912	$535,607

Allowance as a % of gross notes receivable	20%	18%

Notes receivable secured by homesites:
Notes receivable	$6,765	$6,173
Allowance for loan losses	(692)	(509)

Homesite notes receivable, net	$6,073	$5,664

Allowance as a % of gross notes receivable	10%	8%

Total notes receivable:
Gross notes receivable	$712,145	$657,896
Allowance for loan losses	(143,160)	(116,625)

Notes receivable, net	$568,985	$541,271

Allowance as a % of gross notes receivable	20%	18%

The table below provides the activity in our allowance for uncollectible notes receivable for the six months ended June 30, 2011 (in thousands):

Balance, December 31, 2010	$143,160
Provision for loan losses	10,720
Less: Write-offs of uncollectible receivables	(37,255)

Balance, June 30, 2011	$116,625

We believe that relatively high unemployment in the United States and adverse economic conditions in general have adversely impacted, and may continue to adversely impact, the performance of our notes receivable portfolio in the form of relatively higher defaults and lower prepayment rates than we have historically experienced. Our estimates regarding our allowance for loan losses involve interpretation of historical data, the aging of receivables, current default trends by origination year, the impact of loan seasoning, current economic conditions and the FICO® scores of the borrowers at time of origination. To the extent that our estimates change, our results of operations could be adversely affected. While we believe our notes receivable are adequately reserved at this time, future defaults may occur at levels greater than we expected. If the future performance of our loans varies from our expectations and estimates, additional charges may be required in the future.

The average annual default rates and delinquency rates (more than 30 days past due) on our notes receivable were as follows:

Average Annual Default Rates	For the 12 Month Period Ended June 30,

Division	2010	2011

Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(2)	14.6%	11.6%
Loans originated on or after December 15, 2008(2)	3.5%	6.5%
Notes receivable secured by homesites	8.4%	9.6%

Delinquency Rates(1)	As of

Division	December 31, 2010	June 30, 2011

Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(2)	5.3%	4.0%
Loans originated on or after December 15, 2008(2)	3.3%	2.2%
Notes receivable secured by homesites	11.5%	8.6%

(1)	The percentage of our serviced VOI notes receivable portfolio that was over 30 days past due as of the dates indicated.

(2)	On December 15, 2008, we implemented our FICO®-score based credit underwriting program.

Substantially all defaulted VOI notes receivable result in a recovery of the related VOI that secured the note receivable, typically soon after default and at little or no cost. The recovered VOI is then resold in the normal course of business.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with United States GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies, see Critical Accounting Policies and Estimates in our Annual Report.

Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting standards which we have not yet adopted that are expected to have a material effect on our financial condition, results of operations or cash flows. Refer to Note 1 to our Condensed Consolidated Financial Statements for further description of accounting pronouncements not yet adopted.

Results of Operations

As described above and elsewhere in this report, the operating results of Bluegreen Communities, our residential communities business segment, have been classified as discontinued operations due to the decision made by our Board of Directors on June 30, 2011 to seek to sell the division or all or substantially all of its assets. In connection with that determination, we recorded a $56.4 million non-cash impairment charge during the quarter ended June 30, 2011 with respect to Bluegreen Communities’ assets based on our valuation of the disposal group. Including this charge, our discontinued operations reported a loss, net of tax benefit, of $36.4 million for the three months ended June 30, 2011. We recently entered into a non-binding letter of intent with a third party contemplating the sale of Bluegreen Communities, or a similar transaction. However, as of the date of this filing, we had not entered into any definitive agreement or agreements with respect to the sale of Bluegreen Communities or its assets, and we may not be successful in our efforts to consummate any such sale or sales on terms acceptable to us, or at all.

Information regarding the results of operations for our resorts business segment, Bluegreen Resorts, for the three and six months ended June 30, 2011 is set forth below:

	For the Three Months Ended June 30,
	2010		2011
	Amount	% of System wide sales of VOIs, net	Amount	% of System wide sales of VOIs, net

System-wide sales of VOIs (1)	$79,485		$79,149
Changes in sales deferred under timeshare accounting rules	(4,017)		(788)
System-wide sales of VOIs, net (1)	75,468	100%	78,361	100%
Less: Sales of third-party VOIs	(18,201)	(24)	(26,951)	(34)
Gross sales of VOIs	57,267	76	51,410	66
Estimated uncollectible VOI notes receivable (2)	(9,588)	(17)	(6,632)	(13)
Sales of VOIs	47,679	63	44,778	57
Cost of VOIs sold (3)	12,346	26	10,116	23
Gross profit (3)	35,333	74	34,662	77
Fee-based sales commission revenue	12,130	16	18,308	23
Other fee-based services revenues	16,729	22	17,287	22
Cost of other fee-based services	8,282	11	9,231	12
Net carrying cost of VOI inventory	1,766	2	2,925	4
Selling and marketing expenses	35,120	47	35,018	45
Field general and administrative expenses (4)	5,061	7	4,745	6
Operating profit	$13,963	19%	$18,338	23%

	For the Six Months Ended June 30,
	2010		2011
	Amount	% of System wide sales of VOIs, net	Amount	% of System wide sales of VOIs, net

System-wide sales of VOIs (1)	$134,757		$137,623
Changes in sales deferred under timeshare accounting rules	(6,514)		(1,304)
System-wide sales of VOIs, net (1)	128,243	100%	136,319	100%
Less: Sales of third-party VOIs	(33,955)	(26)	(43,861)	(32)
Gross sales of VOIs	94,288	74	92,458	68
Estimated uncollectible VOI notes receivable (2)	(24,602)	(26)	(10,751)	(12)
Sales of VOIs	69,686	54	81,707	60
Cost of VOIs sold (3)	18,434	26	20,654	25
Gross profit (3)	51,252	74	61,053	75
Fee-based sales commission revenue	22,310	17	29,072	21
Other fee-based services revenues	32,705	26	34,487	25
Cost of other fee-based services	16,206	13	18,170	13
Net carrying cost of VOI inventory	5,317	4	7,067	5
Selling and marketing expenses	62,503	49	63,547	47
Field general and administrative expenses (4)	9,502	7	8,931	7
Operating profit	$12,739	10%	$26,897	20%

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted in the same manner as the sale of our VOI inventory.

(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs.

(3)	Percentages for cost of VOIs sales and the associated gross profit are calculated as a percentage of sales of VOIs.

(4)

General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses totaled $9.4 million and $8.8 million for the three months ended and $22.3 million and $19.2 million for the six months ended June 30, 2010 and 2011, respectively. See Corporate General and Administrative Expenses below for further information.

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of our VOIs as well as sales of VOIs owned by third parties. The sales of third party VOIs are transacted through the same selling and marketing process we use to sell our VOI inventory. We earn commissions on such sales from third parties. Systemwide sales of VOIs during the three months ended June 30, 2011 were $79.1 million and $79.5 million for the same period in 2010. System-wide sales of VOIs were $134.8 million and $137.6 million during the six months ended June 30, 2010 and 2011, respectively. System-wide sales increased 2% during the six months ended June 30, 2011 as compared to the same period in 2010 due to a higher average sales price per transaction realized during the 2011 period.

The following table provides certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third parties for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011

Number of sales offices at period-end	21	20	21	20
Number of Bluegreen VOI sales transactions	5,170	4,505	8,647	8,027
Number of sales made on behalf of third parties for a fee	1,479	2,054	2,796	3,420
Total number of VOI sales transactions	6,649	6,559	11,443	11,447
Average sales price per transaction	$11,990	$12,250	$11,842	$12,189
Number of total prospects tours	44,026	45,348	73,579	77,632
Sale-to-tour conversion ratio– total prospects	15.1%	14.5%	15.6%	14.7%
Number of new prospects tours	26,329	26,966	41,737	44,766
Sale-to-tour conversion ratio– new prospects	10.5%	10.2%	11.1%	10.7%
Percentage of sales to owners	57.0%	57.2%	59.0%	58.1%

Sales of Bluegreen VOIs. Sales of VOIs were $47.7 million and $44.8 million during the three months ended June 30, 2010 and 2011, respectively. Sales of VOIs were $69.7 million and $81.7 million during the six months ended June 30, 2010 and 2011, respectively. Sales of VOIs represents sales of Bluegreen-owned VOIs, as adjusted by changes in sales deferred under GAAP and the impact of estimated uncollectible VOI notes receivable on new loan originations and adjustments, if any, to allowance for loan losses of existing VOI loans, as further described below.

VOI revenue is reduced by our estimate of future uncollectible VOI notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in our estimates of future note receivable performance for newly originated loans and the future performance of our existing loan portfolio. Our estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 17% and 13% during the three months ended June 30, 2010 and 2011, respectively, and were 26% and 12% during the six months ended June 30, 2010 and 2011, respectively.

In connection with our quarterly analysis of our loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, we may indentify factors or trends that change our estimate of future loan performance and result in a change in our allowance for loan losses. During the three and six months ended June 30, 2010, we increased our allowance for loan losses for loans generated prior to December 15, 2008, the date on which we implemented our FICO® score-based credit standards as we concluded that these lower FICO® score loans did not experience the same benefit of seasoning that other loans of the same vintage historically experienced, thus resulting in the probability of higher future defaults on such loans.

Sales of Bluegreen VOIs, prior to changes in sales deferred under timeshare accounting rules and the estimated uncollectible VOI notes receivable, were $61.3 million and $52.2 million during the three months ended June 30, 2010 and 2011, respectively, and were $100.8 million and $93.8 million during the six months ended June 30, 2010 and 2011, respectively. Sales of VOIs owned by us decreased during 2011, primarily reflecting our increased focus on selling VOIs on behalf of third-parties in connection with the expansion of our fee-based sales and marketing business. See Fee-Based Sales Commission Revenue below.

Cost of VOIs Sold. Cost of VOIs sold is the cost of Bluegreen VOI inventory which was sold during the period and relieved from inventory. During the three months ended June 30, 2010 and 2011, cost of VOIs sold was $12.3 million and $10.1 million, respectively, and represented 26% and 23%, respectively, of sales of VOIs. During the six months ended June 30, 2010 and 2011, cost of VOIs sold was $18.4 million and $20.7 million, respectively, and represented 26% and 25%, respectively, of sales of VOIs. Cost of VOIs sold varies between periods based on the sales volumes, the relative costs of the specific VOIs sold in each respective period and the size of the point packages of the VOIs sold.

Fee-Based Sales Commission Revenue. We earn commissions for the sales of third-party inventory upon the closing of the respective sales transaction.

During the three months ended June 30, 2010 and 2011, we sold $18.2 million and $27.0 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $12.1 million and $18.3 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $2.4 million and $4.6 million in pre-tax profits from these sales and marketing fee-based services during the three months ended June 30, 2010 and 2011, respectively.

During the six months ended June 30, 2010 and 2011, we sold $34.0 million and $43.9 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $22.3 million and $29.1 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $3.2 million and $5.8 million in pre-tax profits by providing these sales and marketing fee-based services during the six months ended June 30, 2010 and 2011, respectively.

The increase in the sales of third-party developer inventory is a result of our strategic expansion of our fee-based service business. We anticipate that fee-based services will be a greater portion of our revenues in the future although our efforts in this respect may not be successful.

Selling and Marketing Expenses. Selling and marketing expenses were $35.1 million and $35.0 million during the three months ended June 30, 2010 and 2011, respectively. As a percentage of system-wide sales, net, selling and marketing expenses decreased from 47% during the three months ended June 30, 2010 to 45% during the three months ended June 30, 2011. Selling and marketing expenses were $62.5 million and $63.5 million during the six months ended June 30, 2010 and 2011, respectively. As a percentage of system-wide sales, net, selling and marketing expenses decreased from 49% during the six months ended June 30, 2010 to 47% during the six months ended June 30, 2011.

The decrease in the sales and marketing expense as a percentage of system-wide sales, net, during the 2011 periods was due to the fluctuations in the mix of marketing programs, reflecting a reduction in the number of sales tours from higher cost programs, as well as an increase in the average sales price per VOI transaction. The average sales price was $11,990 and $12,250 during the three months ended June 30, 2010 and 2011, respectively, and was $11,842 and $12,189 during the six months ended June 30, 2010 and 2011, respectively.

Net Carrying Cost of VOI Inventory. We are responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory, which is paid to the property owners’ associations that maintain the resorts. We attempt to mitigate this expense, to the extent possible, through the rental of our owned VOIs. Accordingly, the net carrying cost of our unsold inventory fluctuates with the number of VOIs we own and the number of resorts subject to developer subsidy arrangements, as well as proceeds from rental and sampler activity. During the three months ended June 30, 2010 and 2011, the carrying cost of our inventory was $5.8 million and $6.2 million, respectively, and was partially offset by rental and sampler revenues, net of expenses, of $4.0 million and $3.3 million, respectively. During the six months ended June 30, 2010 and 2011, the carrying cost of our inventory was $11.6 million and $13.0 million, respectively, and was partially offset by rental and sampler revenues, net of expenses, of $6.3 million and $5.9 million, respectively. The decrease in rental proceeds in the 2011 periods is partially attributable to a higher percentage of our unsold VOIs being used to house marketing guests.

Field General and Administrative Expenses. Field general and administrative expenses, which represent expenses directly attributable to our resort operations and exclude corporate overhead, were $5.1 million and $4.7 million during the three months ended June 30, 2010 and 2011, respectively, and were $9.5 million and $8.9 million during the six months ended June 30, 2010 and 2011, respectively. As a percentage of systemwide sales, net, field general and administrative expenses decreased slightly from 7% during the three months ended June 30, 2010 to 6% during the three months ended June 30, 2011. As a percentage of system-wide sales, net, field general and administrative expenses remained constant at 7% during the six months ended June 30, 2010 and 2011.

Other Fee-Based Services

Revenue and costs related to our other fee-based services were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
Revenues:
Fee-based management services	$12,981	$13,639	$25,565	$26,937
Title operations	2,094	1,669	4,086	3,861
Other	1,654	1,979	3,054	3,689
Total other fee-based service revenues	16,729	17,287	32,705	34,487

Costs:
Fee-based management services	6,024	6,431	12,013	13,015
Title operations	522	570	1,043	1,136
Other	1,736	2,230	3,150	4,019
Total other fee-based service costs	8,282	9,231	16,206	18,170

Profit:
Fee-based management services	6,957	7,208	13,552	13,922
Title operations	1,572	1,099	3,043	2,725
Other	(82)	(251)	(96)	(330)
Total other fee-based service profit	8,447	$8,056	$16,499	$16,317

Other Fee-Based Services Revenue. Our other fee-based services revenue consists primarily of fees earned for providing management services and fees earned for providing title services in connection with VOI transactions. We provide management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of our resorts. In connection with our management services provided to the Bluegreen Vacation Club, we manage the club reservation system, provide owner services, and perform billing and collections services.

Revenues generated by other resort fee-based services were $16.7 million and $17.3 million during the three months ended June 30, 2010 and 2011, respectively and $32.7 million and $34.5 million during the six months ended June 30, 2010 and 2011, respectively. Revenues related to other resort fee-based services increased in 2011 as we provided services to more VOI owners and managed more timeshare resorts on behalf of property owners’ associations during the 2011 periods. As of June 30, 2011, we managed 45 timeshare resort properties and hotels compared to 43 as of June 30, 2010. Fees earned from title services decreased in 2011 compared to 2010 as a result of an initiative which was implemented in 2010 to reduce our processing back-log that had the impact of increasing 2010 revenues.

We intend to continue to pursue our efforts to provide resort management and title services to resort developers and others, on a cash-fee basis. While our efforts to do so may not be successful, we hope that this will become an increasing portion of our business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $8.3 million and $9.2 million during the three months ended June 30, 2010 and 2011, respectively. Cost of other fee-based services was $16.2 million and $18.2 million during the six months ended June 30, 2010 and 2011, respectively. The increase in the cost during the 2011 periods is due to the additional service volumes described above.

Interest Income and Interest Expense.

Notes Receivable Portfolio. As of June 30, 2010 and 2011, our net interest spread from our notes receivable portfolio included the interest earned on $749.7 million and $651.7 million of VOI notes receivable, respectively, net of interest expense incurred on $596.3 million and $517.2 million of related receivable-backed debt, respectively. The following table details the sources of interest income and related interest expense associated with our notes receivable portfolio (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011
Interest Income:
VOI notes receivable:
Non-securitized	$6,331	$6,209	$12,396	$12,555
Securitized	20,450	17,529	41,737	35,559
Other	145	164	284	344
Total interest income	26,926	23,902	54,417	48,458

Interest Expense:
Receivable-backed notes payable:
Non-recourse	$9,537	$7,346	$19,522	$15,135
Recourse	1,272	2,566	2,571	5,248
Total interest expense on receivable-backed notes payable	10,809	9,912	22,093	20,383

Net interest on notes receivable portfolio	$16,117	$13,990	$32,324	$28,075

Interest Income. Interest income was $26.9 million and $23.9 million during the three months ended June 30, 2010 and 2011, respectively. Interest income was $54.4 million and $48.5 million during the six months ended June 30, 2010 and 2011, respectively. The decrease in interest income during the 2011 periods compared to the same periods of 2010 was a result of the continued decrease in our VOI notes receivable portfolio, which in turn was due to both the maturing of the portfolio as well as our efforts to increase cash sales and collect higher down payments on those VOI sales that we do finance. We expect that our notes receivable portfolio will continue to decrease in the near term due to these factors.

Interest Expense. Interest expense on receivable-backed notes payable was $10.8 million and $9.9 million for the three months ended June 30, 2010 and 2011, respectively. Interest expense on receivable-backed notes payable was $22.1 million and $20.4 million for the six months ended June 30, 2010 and 2011, respectively. Our other interest expense, which is primarily comprised of interest on lines of credit and notes payable and on our subordinated debentures, was $4.6 million and $4.0 million during the three months ended June 30, 2010 and 2011, respectively, and $9.2 million and $8.1 million during the six months ended June 30, 2010 and 2011, respectively.

Our total interest expense, which includes interest expense on receivable-backed notes payable and interest on lines of credit, notes payable and subordinated debentures, was $15.4 million and $13.9 million for the three months ended June 30, 2010 and 2011, respectively, and $31.3 million and $28.5 million for the six months ended June 30, 2010 and 2011, respectively. Interest expense decreased during the three and six months ended June 30, 2011 compared to the same periods of 2010 due to the lower outstanding average debt balance during the 2011 periods as a result of debt repayments, partially offset by slightly higher average interest rates. Our effective cost of borrowing was 7.3% and 7.6% during the six months ended June 30, 2010 and 2011, respectively.

Mortgage Servicing Operations. Our mortgage servicing operations include processing payments and collection of notes receivable owned by us and by third parties. In addition, our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities and include monthly reporting activities for our lenders and receivable investors. The cost of our mortgage servicing operations was $1.1 million and $1.3 million during the three months ended June 30, 2010 and 2011, respectively. The cost of our mortgage servicing operations was $2.4 million and $2.5 million during the six months ended June 30, 2010 and 2011, respectively.

We earn loan servicing fees from our securitization and securitization-type transactions as well as from providing loan servicing to third-party developers. The loan servicing fees that we earn on our securitization and securitization-type transactions are included as a component of interest income on notes receivable as we consolidate the VIEs that hold the notes receivable and related debt (see Note 3 to our Condensed Consolidated Financial Statements). Servicing fee income earned for servicing the loan portfolios of two of our third-party developers in connection with our fee-based service arrangements was approximately $0.1 million and $0.2 million during the six months ended June 30, 2010 and 2011, respectively. As of June 30, 2011, the total amount of notes receivable serviced by us under these arrangements was $30.2 million.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters to support our business operations, including accounting, human resources, information technology, treasury, and legal. Overall corporate general and administrative costs may fluctuate between periods for various reasons, including but not limited to the timing of professional services and litigation expenses. In addition, changes in the accrued payroll between reporting periods for the entire company are recorded as corporate general and administrative expense.

Corporate general and administrative expenses were $9.4 million and $8.8 million for the three months ended June 30, 2010 and 2011, respectively. Corporate general and administrative expenses were $22.3 million and $19.2 million for the six months ended June 30, 2010 and 2011, respectively. The decrease in the expenses during the 2011 periods primarily relates to lower litigation costs and lower costs incurred for management consulting services.

Other Expense, Net. Other expense, net, was $0.7 million and $1.2 million for the three months ended June 30, 2010 and 2011, respectively. Other expense, net, was $0.4 million and $0.9 million for the six months ended June 30, 2010 and 2011, respectively. Other expense, net for both periods in 2010 includes $0.6 million in costs associated with pursuing alternative liquidity sources, while other expense, net for both periods in 2011 reflects a charge of $1.2 million due to an unfavorable outcome related to a disputed deposit on an acquisition attempted in 2005.

Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, our 51%-owned subsidiary, in our consolidated financial statements (See Note 1 to our Notes to Condensed Consolidated Financial Statements for further information). The non-controlling interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in Bluegreen/Big Cedar Vacations, LLC. Non-controlling interest in income of consolidated subsidiary was $1.4 million and $1.6 million for the three months ended June 30, 2010 and 2011, respectively. Non-controlling interest in income of consolidated subsidiary was $2.9 million and $2.7 million for the six months ended June 30, 2010 and 2011, respectively.

Provision for Income Taxes. Our effective income tax rate related to our continuing operations was approximately 38% and 39% during the six months ended June 30, 2010 and 2011, respectively. Our quarterly effective income tax rates are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon our taxable earnings as well as on our mix of taxable earnings in the various states in which we operate.

Discontinued Operations. On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. On June 30, 2011, our Board of Directors made a determination to seek to sell Bluegreen Communities or substantially all of its assets. As a result of this decision, it was determined that Bluegreen Communities met the criteria for classification as discontinued operations. Accordingly, the operating results of Bluegreen Communities, which had previously been presented as a separate reporting segment, are included in discontinued operations in the consolidated statements of operations (see Note 8 to Notes to Condensed Consolidated Financial Statements for further information). In addition, the majority of the assets related to Bluegreen Communities are presented separately on the consolidated balance sheets as “assets held for sale.” The assets held for sale primarily consist of Bluegreen Communities real estate assets valued on our books at $87.8 million and $31.8 million as of December 31, 2010 and June 30, 2011, respectively. This decrease in the carrying amount of the assets held for sale as of June 30, 2011 as compared to December 31, 2010, primarily related to the $56.4 million non-cash charge described below recorded during the three months ended June 30, 2011 to write down the value of the Bluegreen Communities’ assets in the disposal group to estimated fair value less cost to sell. Below are the results of discontinued operations for the three and six months ended June 30, 2010 and June 30, 2011 (in thousands):

	For the Three Months Ended June 30,
	2010	2011
Revenues of discontinued operations	$2,671	$2,597
Cost of discontinued operations	(7,364)	(4,271)
Loss on assets held for sale	—	(56,757)
Interest expense	(1,120)	(772)
Loss from discontinued operations before benefit for income taxes	(5,813)	(59,203)

Benefit for income taxes	1,916	22,817
Loss from discontinued operations	$(3,897)	$(36,386)

	For the Six Months Ended June 30,
	2010	2011
Revenues of discontinued operations	$6,268	$7,011
Cost of discontinued operations	(18,763)	(10,160)
Loss on assets held for sale	—	(56,757)
Interest expense	(2,228)	(1,532)
Loss from discontinued operations before benefit for income taxes	(14,723)	(61,438)

Benefit for income taxes	5,884	23,676
Loss from discontinued operations	$(8,839)	$(37,762)

Revenues of discontinued operations, which primarily related to sales of communities real estate, were $2.7 million and $2.6 million during the three months ended June 30, 2010 and 2011, respectively and $6.3 million and $7.0 million during the six months ended June 30, 2010 and 2011, respectively. The increase in the revenues during the six months ended June 30, 2011 was due to the recognition of previously deferred revenue related to one of our communities in which we substantially completed development during the first quarter of 2011.

Cost of discontinued operations was $7.4 million and $4.3 million for the three months ended June 30, 2010 and 2011, respectively and $18.8 million and $10.2 million for the six months ended June 30, 2010 and 2011, respectively. Cost of discontinued operations primarily consisted of cost of sales of real estate, expenses in connection with the operation of two golf courses, selling and marketing expenses, and general and administrative expenses. Cost of discontinued operations during the six months ended June 30, 2010 also included non-cash impairment charges of approximately $5.6 million to write down certain phases of the completed communities properties to their fair value less costs to sell, incurred as a result of continued low volume of sales, reduced prices and the impact of reduced sales on the forecasted sellout period of the communities projects.

Loss on assets held for sale during the three and six months ended June 30, 2011 primarily consisted of a non-cash charge of $56.4 million to write down the carrying value of the assets held for sale to fair value less cost to sell. See Note 8 to Notes to Condensed Consolidated Financial Statements for additional information. Additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of the disposal group are materially different from their estimated fair value.

Discontinued operations also include interest expense on notes payable which are collateralized by certain Bluegreen Communities inventory and property and equipment assets as such debt is required to be paid in full upon the sale of the related assets. Interest expense was $1.1 million and $0.8 million during the three months ended June 30, 2010 and 2011, respectively and $2.2 million and $1.5 million during the six months ended June 30, 2010 and 2011, respectively. Interest expense decreased during the 2011 periods due to lower debt balances as a result of debt repayments. We recently entered into a non-binding letter of intent with a third party contemplating the sale of Bluegreen Communities, or a similar transaction. However, as of the date of this filing, we had not entered into any definitive agreement or agreements with respect to the sale of Bluegreen Communities or its assets, and we may not be successful in our efforts to consummate any such sale or sales.

Changes in Financial Condition

The following table summarizes our cash flows for the six months ended June 30, 2010 and 2011 (in thousands):

	For the Six Months Ended June 30,
	2010	2011

Cash flows provided by operating activities	$79,529	$77,759
Cash flows used in investing activities	(1,674)	(2,158)
Cash flows used in financing activities	(84,757)	(80,565)
Net decrease in cash and cash equivalents	$(6,902)	$(4,964)

Cash Flows from Operating Activities. We generated $77.8 million of cash from our operating activities during the six months ended June 30, 2011, as compared to $79.5 million of cash generated during the same period in 2010. During the six months ended June 30, 2011, our operating cash flow was reduced by lower interest income on notes receivable due to the decreasing balance of the portfolio.

Cash Flows from Investing Activities. We used $2.2 million of cash in our investing activities during the six months ended June 30, 2011, as compared to $1.7 million of cash used during the same period in 2010. The cash used by our investing activities increased slightly during the 2011 period reflecting spending for property and equipment needed to support our operations.

Cash Flows from Financing Activities. We used $80.6 million of cash in our financing activities during the six months ended June 30, 2011, as compared to $84.8 million of cash used during the same period of 2010. The decrease in the cash used in financing activities during the six months ended June 30, 2011 reflects increased proceeds collateralized by notes receivable and lower payments under line-of-credit facilities and notes payable, partly offset by a $3.6 million distribution made by the Bluegreen/Big Cedar Joint Venture to a member with a non-controlling interest in the joint venture. For additional information on the availability of cash from our existing credit facilities as well as our repayment obligations, see Liquidity and Capital Resources below.

Liquidity and Capital Resources

Our primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our residual interests in such transactions, (iv) cash from our finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from our sales and marketing fee-based services and other resort fee-based services, including our resorts management operations.

As a result of initiatives implemented in the fourth quarter of 2008, we have in recent years realized higher down payments and a higher percentage of cash sales in connection with VOI sales compared to prior years. During the six months ended June 30, 2011, including down payments received on financed sales, 57% of our VOI sales were paid in cash within approximately 30 days from the contract date.

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

The challenging credit markets over the past several years have negatively impacted our financing activities. While the credit markets appear to be recovering and we consummated term securitizations and entered into new financing facilities during 2010 as well as renewed and expanded certain of our facilities during the six months ended June 30, 2011, the number of banks and other finance companies willing to provide “warehouse” lines of credit for timeshare receivables has decreased. As a result, we may not be able to renew our existing receivable-backed lines of credit when their current advance periods expire or secure new future financing for our VOI notes receivable on acceptable terms, if at all. In addition, the securitization market has become unavailable for extended periods of time in the past and may become unavailable to us in the future.

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

Credit Facilities

The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of June 30, 2011. These facilities do not constitute all of our outstanding indebtedness as of June 30, 2011. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of June 30, 2011 (dollars in thousands):

	Borrowing Limit	Outstanding Balance as of June 30, 2011	Availability as of June 30, 2011	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of June 30, 2011

BB&T Purchase Facility(1)	$75,000	$11,221	$63,779	December 2011; September 2023	Prime Rate +2.00%(2); 5.25%

Quorum Purchase Facility	20,000	3,183	16,817	December 2011; December 2030	8.00%

NBA Receivables Facility	20,000	19,236	764	October 2011; October 2018 (6)	30 day LIBOR+5.25%; 6.75%(4)

2011 Liberty Bank Facility(1)(3)	60,000	5,980	11,833	February 2013; February 2016	Prime Rate +2.25%; 6.50%(5)
	$175,000	$39,620	$93,193

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)

The borrowing rate is subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, subject to a maximum interest rate of the Prime Rate plus 3.5% once the outstanding balance under the facility equals or exceeds $50.0 million.

(3)

In February 2011, we entered into a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. The availability under the 2011 Liberty Bank Facility is reduced by the amounts outstanding to the extending participants under the 2008 Liberty Bank Facility, as the aggregate amount outstanding to such participants under the 2008 Liberty Bank Facility and the 2011 Liberty Bank Facility at any point in time cannot exceed $60.0 million. The amount outstanding under the 2008 Liberty Bank Facility to the extending participants was $42.2 million as of June 30, 2011.

(4)	Interest charged on this facility is subject to a floor of 6.75%

(5)	Interest charged on this facility is subject to a floor of 6.50%

(6)

In May 2011, the facility was amended to allow us to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.0 million borrowing limit for all amounts outstanding under the facility. The unpaid balance related to the initial advance, of which $15.3 million was outstanding as of June 30, 2011, matures on September 30, 2017. The unpaid balance related to all additional advances of which $3.9 million was outstanding as of June 30, 2011, matures on October 31, 2018.

BB&T Purchase Facility. We have a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”). The BB&T Purchase Facility provides a revolving advance period through December 17, 2011. The interest rates on future advances under the facility are the Prime Rate plus 2.0%, subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, with a maximum interest rate of the Prime Rate plus 3.5% once the outstanding balance equals or exceeds $50.0 million. We receive all of the excess cash flows generated by the timeshare receivables transferred to BB&T under the facility (excess meaning after customary payment of fees, interest and principal under the facility), provided we are in compliance with covenants and terms of the facility. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5%, subject to the terms of the facility.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.

During the six months ended June 30, 2011, we pledged $17.0 million of VOI notes receivable to this facility and received cash proceeds of $11.5 million. We also repaid $0.3 million on the facility.

Quorum Purchase Facility. On December 22, 2010, we entered into a timeshare receivables purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the facility and subject to certain conditions precedent, Quorum has agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The terms of the Quorum Purchase Facility reflect an 80% advance rate and a program fee rate of 8% per annum through August 31, 2011, and terms to be agreed upon through December 22, 2011. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. The Quorum Purchase Facility contemplates the ability of Quorum to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. Subject to performance of the collateral, we will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payment of customary fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is nonrecourse and is not guaranteed by us.

During the six months ended June 30, 2011, we pledged $4.0 million of VOI notes receivable to this facility and received cash proceeds of $3.2 million. We also repaid $0.1 million on the facility.

NBA Receivables Facility. In September 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare receivables hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provides an 85% advance on eligible receivables, subject to terms and conditions which we believe to be customary for facilities of this type. At the time of closing of the transaction, $23.5 million of eligible receivables were pledged and we received an advance of $20.0 million. The availability period under the facility had expired on June 30, 2010; however the facility was amended during May 2011 to allow us to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.0 million borrowing limit for all amounts outstanding under the facility.

All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of June 30, 2011).

The unpaid balance related to the initial September 30, 2010 advance, of which $15.3 million was outstanding as of June 30, 2011, matures on September 30, 2017. The unpaid balance related to all additional advances, of which $3.9 million was outstanding as of June 30, 2011, matures on October 31, 2018.

During the six months ended June 30, 2011, we pledged $4.6 million of VOI notes receivable to this facility and received cash proceeds of approximately $3.9 million. We also repaid $3.0 million on this facility.

2011 Liberty Bank Facility. In February 2011, we entered into a new revolving hypothecation facility with certain participants in our 2008 Liberty Bank Facility (see discussion of our 2008 Liberty Bank Facility below, under Other Outstanding Receivable-Backed Notes Payable). This new $60.0 million facility (“2011 Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($42.2 million as of June 30, 2011), but as the outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of June 30, 2011).

During the six months ended June 30, 2011, we pledged $7.9 million of VOI notes receivable to this facility and received cash proceeds of approximately $6.7 million. We also repaid $0.7 million on the facility.

Other Outstanding Receivable-Backed Notes Payable

We have outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. We had the following outstanding balances under such credit facilities as of June 30, 2011 (dollars in thousands):

	Balance as of June 30, 2011	Borrowing Maturity	Borrowing Rate; Rate as of June 30, 2011

2008 Liberty Bank Facility	$57,528	August 2014	Prime + 2.25%; 6.50%(1)

GE Bluegreen/Big Cedar Facility	19,531	April 2016	30 day LIBOR+1.75%; 1.94%

Legacy Securitization (2)	18,941	September 2025	12.00%

RFA Receivables Facility	2,177	February 2015	30 day LIBOR+4.00%; 4.19%
Non-recourse Securitization Debt	379,436	Varies	Varies
	$477,613

(1)	Interest charged on this facility is subject to a floor of 6.50%

(2)

Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $2.1 million.

2008 Liberty Bank Facility. We have a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. During the six months ended June 30, 2011, we repaid $10.0 million on the facility.

In February 2011, we entered into the 2011 Liberty Bank Facility, a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. See Credit Facilities for Bluegreen Receivables with Future Availability above for further information regarding the 2011 Liberty Bank Facility.

The GE Bluegreen/Big Cedar Receivables Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30 day LIBOR rate plus 1.75%. During the six months ended June 30, 2011, we repaid $4.3 million on this facility.

Legacy Securitization. In September 2010, we completed a securitization transaction of the lowest FICO®-score loans previously financed in the above described BB&T Purchase Facility. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, the date that we implemented our FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this securitization, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen Corporation, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. The notes payable generated gross proceeds to us of $24.3 million (before fees and reserves and expenses we believe to be customary for transactions of this type), which were used to repay a portion of the outstanding balance under the BB&T Purchase Facility.

We guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equivalent to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During the six months ended June 30, 2011, we repaid $4.3 million on this facility.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our inventories. As of June 30, 2011, these included the following significant items (dollars in thousands):

	Balance as of June 30, 2011	Borrowing Maturity (1)	Borrowing Rate; Rate as of June 30, 2011

RFA AD&C Facility	$44,124	June 2012	30 day LIBOR+4.50%; 4.69%

H4BG Communities Facility	27,412	December 2012 (4)	Prime + 2.00%; 8.00% (3)

Foundation Capital	13,083	October 2015	8% (5); 8%

Textron AD&C Facility	6,474	Varies by loan (2)	Prime + 1.25 - 1.50%; 4.50% – 4.75%

Wells Fargo Term Loan	24,953	April 2012	30 day LIBOR + 6.87%; 7.06%

Other Lines of Credit and Notes Payable	5,193	Varies	Varies
	$121,239

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between June 30, 2011 and maturity.

(2)	The maturity dates for this facility vary by loan as discussed below.

(3)	The interest rate on this facility is subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter.

(4)

This facility is secured by certain Bluegreen Communities real property homesites and property and equipment assets and will become due and payable upon the sale of the related assets, if consummated prior to the note maturity date.

(5)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.

RFA AD&C Facility. In September 2010, GMAC assigned all rights, title, and interest in this facility (previously known as GMAC AD&C Facility) to Resort Finance America, LLC (“RFA”). This assignment did not affect any of the material financial terms of the loan agreement. This facility was used to finance the acquisition and development of certain of our resorts and currently has one outstanding project loan, which loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”) and is scheduled to mature in June 30, 2012. Approximately $44.1 million was outstanding on the Club 36 Loan as of June 30, 2011, $21.5 million of which is due by October 31, 2011. Principal payments are effected through agreed-upon release prices as timeshare interests in Bluegreen Club 36 are sold, subject to periodic minimum required amortization. As of June 30, 2011, we had no availability under this facility.

During the six months ended June 30, 2011, we repaid $8.1 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by our Fountains Resort in Orlando, Florida.

H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by the following golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia).

Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2.0%, subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter. During the six months ended June 30, 2011, we repaid $3.4 million of the outstanding balance under this facility.

The facility is scheduled to mature on December 31, 2012, however, if the related assets are sold prior to the scheduled maturity date, the facility will mature upon the sale of the assets.

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

On October 28, 2009, we entered into an amendment to the Textron AD&C Facility and a sub-loan under the facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Odyssey Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan to December 31, 2011, and revised the periodic minimum required principal amortization. We pay Textron principal payments as we sell timeshare interests that collateralize the Odyssey Sub-Loan, subject to periodic minimum required principal amortization. As amended, our minimum required principal payments are $1.0 million per quarter through maturity. As of June 30, 2011, our outstanding borrowings under the Odyssey Sub-Loan totaled approximately $2.0 million.

We also have a sub-loan under the Textron AD&C Facility which we used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). The outstanding balance under the Atlantic Palace Sub-Loan was $4.5 million as of June 30, 2011. We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.

During the six months ended June 30, 2011, we repaid $2.8 million under this facility.

Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which amended, restated and consolidated our then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). Under the terms of the agreement, principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization as of June 30, 2011 of $4.8 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, we pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in a term securitization transaction we completed in December 2010. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.06% as of June 30, 2011).

During the six months ended June 30, 2011, we repaid $5.8 million of the outstanding balance under this facility.

Commitments

Our material commitments as of June 30, 2011 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our projects based on our sales contracts with customers and commitments under non-cancelable operating leases.

The following tables summarize the contractual minimum principal payments, net of unamortized discount, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our non-cancelable operating leases by period date, as of June 30, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total
Receivable-backed notes payable(1)	$—	$—	$94,353	$422,880	$517,233
Lines-of-credit and notes payable (2)	80,607	25,812	12,657	2,163	121,239
Jr. Subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	8,669	12,043	10,268	23,843	54,823
Total contractual obligations	$89,276	$37,855	$117,278	$559,713	$804,122

(1)	Legacy Securitization payments included in the Receivable-backed notes payable after 5 years are presented net of a discount of $2.1 million.

(2)

Payments of $6.9 million and $20.6 million for less than one year period and one-to-three year periods, respectively, relate to the H4BG Communities Facility. If the related collateralized assets are sold, however, the debt will become due and payable upon the sale of the respective assets. Additionally, approximately $0.3 million presented within payments after 5 years relates to other notes payable which will also become due and payable upon the sale of the assets of the Communities business that secure this facility.

We estimate that the cash required to satisfy our Bluegreen Resorts development obligations related to resort buildings and resort amenities was approximately $7.0 million as of June 30, 2011. We estimate that the cash required to satisfy our development obligations related to Bluegreen Communities projects was approximately $5.0 million as of June 30, 2011. These estimates assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next three to ten years, primarily with cash generated from operations; however, we may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated.

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

As of June 30, 2011, we did not have any “off-balance sheet” arrangements.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our reports that we file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Except as set forth below, there have not been any material changes in our legal proceedings from those previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Tennessee Audit Matter

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $652,000 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The Department of Revenue confirmed that we had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but have taken the position that we owed a total of $731,000 in taxes and interest based on the second type of transaction. On August 1, 2011 we filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against us by the Department of Revenue.

Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida

During 2006, Joseph M. Scheyd, Jr., P.A., as escrow agent, brought an interpleader action seeking a determination as to whether we, as purchaser, or Hubert A. Laird and MSB of Destin, Inc., as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. We maintain that our decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and therefore are entitled to a return of the full escrow deposit. On June 1, 2011, the trial court made a finding that we breached the purchase and sale contract and that the plaintiff was entitled to the escrow deposit and all accrued interest. We have filed a notice of appeal with the First District Court of Appeal seeking to appeal the result of the trial court’s decision. In connection with the appeal, the escrow deposit and all accrued interest have been placed in the appropriate Court registry pending the outcome of the appeal.

The Office of the Attorney General for the State of Florida (the “AGSF”) has advised us that it has accumulated a number of consumer complaints since 2005 against us and/or our affiliates related to timeshare sales and marketing, and has requested that we propose a resolution on a collective basis of any outstanding complaints. The AGSF has also requested that we enter into a written agreement in which to establish a process and timeframe for determining consumer eligibility for relief (including, where applicable, monetary restitution). We have determined that many of these complaints were previously addressed and/or resolved. We are cooperating with the State and do not believe this matter will have a material effect on our results of operations, financial condition or on our sales and marketing activities in Florida.

Item 1A.	Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended June 30, 2011, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Exchange Act. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such program from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares since the fiscal year ended April 1, 2001. As of June 30, 2011, there were 694,500 shares remaining for purchase under our current share repurchase program.

Item 6.	Exhibits.

10.100	Amendment No. 1 to Loan and Security Agreement, dated May 31, 2011, by and between National Bank of Arizona, as lender, and Bluegreen/Big Cedar Vacations, LLC, as borrower.

10.101	Guarantor Consent and Ratification and Confirmation of Guaranty Agreement, dated May 31, 2011, by Bluegreen Corporation as guarantor, in favor of National Bank of Arizona.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN CORPORATION
(Registrant)

Date: August 12, 2011	By:	/S/ JOHN M. MALONEY, JR.
John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2011	By:	/S/ ANTHONY M. PULEO
Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 12, 2011	By:	/S/ RAYMOND S. LOPEZ
Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)