Form 10-Q
period 2011-09-30
BLUEGREEN CORP
filed 2011-11-14
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-09292

Bluegreen Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	03-0300793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 Conference Way North, Suite 100,
Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

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

          Yes ☐     No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2011, there were 32,571,639 shares of the registrant’s common stock, $0.01 par value, outstanding.

BLUEGREEN CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

TRADEMARKS

The terms “Bluegreen®,” “Bluegreen Communities®,” “Bluegreen Getaway Station®,” “Bluegreen Resorts®,” “Bluegreen Vacation Club®,” “Bluegreen Wilderness Club™ at Big Cedar®,” “Colorful Places to Play®,” “Colorful Places To Live And Play®,” “Go Where the Wind Takes You®,” “Leisure Path®,” “See More. Pay Less. Bluegreen Traveler Plus®,” “You’re Going To Like What You See!®,” “Encore Rewards®,” “Outdoor Traveler Logo®,” “Great Vacations Destinations®,” and the “Select Conections®,” are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

The terms “The Hammocks at Marathon™,” “Orlando’s Sunshine Resort™,” “Solara Surfside™,” “Mountain Run at Boyne™,” “The Falls Village™,” “Bluegreen Wilderness Club™,” “Grande Villas at World Golf Village™,” “The Lodge Alley Inn™,” “Carolina Grande™,” “Harbour Lights™,” “BG Patrick Henry Square™,” “SeaGlass Tower™,” “Shore Crest Vacation Villas™,” “Laurel Crest™,” “MountainLoft™,” “MountainLoft Resort II™,” “Daytona SeaBreeze™,” “Shenandoah Crossing™,” “Christmas Mountain Village™,” “Club La Pension™,” “Bluegreen Odyssey Dells™,” “Traditions of Braselton™,” “Sanctuary Cove at St. Andrews Sound™,” “Catawba Falls Preserve™,” “Chapel Ridge™,” “Mountain Lakes Ranch™,” “Silver Lakes Ranch™,” “Mystic Shores™,” “Lake Ridge™,” “Lake Ridge at Joe Pool Lake™,” “Ridge Lake Shores™,” “Quail Springs Ranch™,” “SugarTree at the Brazos™,” “Mountain Springs Ranch™,” “Havenwood at Hunter’s Crossing™,” “Vintage Oaks at the Vineyard™,” “King Oaks™,” “The Bridges at Preston Crossings™,” “Crystal Cove™,” “Fairway Crossings™,” “Woodlake™,” “Saddle Creek Forest™,” “The Settlement at Patriot Ranch™,” “Carolina National™,” “Brickshire™,” “Preserve at Jordan Lake™,” “Encore Dividends™,” “Bluegreen Preferred™,” “BG Pirates Lodge™,” “Bluegreen Traveler Plus™,” “BG Club 36™,” “Bluegreen Wilderness Club at Long Creek Ranch™,” and “Bluegreen Wilderness Traveler at Shenandoah™,” “Outdoor Traveler Destinations™,” “Prizzma™,” “Prizzma The Fun Exchange™,” are trademarks or service marks of Bluegreen Corporation in the United States.

The terms “Big Cedar®” and “Bass Pro Shops®” are registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.

The term “World Golf Village®” is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc. All other marks are registered marks of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2010	September 30, 2011
	(1)	(Unaudited)
ASSETS

Unrestricted cash and cash equivalents	$72,085	$70,396
Restricted cash ($41,243 and $42,932 held by VIEs at December 31, and September 30, 2011, respectively)	53,922	56,521
Notes receivable including gross securitized notes of $533,479 and $471,595 (net of allowance of $143,160 and $111,820 at December 31, 2010 and September 30, 2011, respectively)	568,985	530,206
Prepaid expenses	4,882	8,201
Other assets	56,790	51,940
Inventory	337,684	308,179
Property and equipment, net	73,815	70,739
Assets held for sale	87,769	30,250
Total assets	$1,255,932	$1,126,432

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Accounts payable	$8,243	$9,137
Accrued liabilities and other	60,518	60,464
Deferred income	17,550	24,010
Deferred income taxes	25,605	14,738
Receivable-backed notes payable - recourse ($22,759 and $17,271 held by VIEs at December 31, 2010 and September 30, 2011, respectively)	135,660	114,955
Receivable-backed notes payable - non-recourse (held by VIEs)	436,271	382,089
Lines-of-credit and notes payable	142,120	103,981
Junior subordinated debentures	110,827	110,827
Total liabilities	936,794	820,201

Contingencies (Note 10)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 140,000 shares authorized; 34,083 and 34,150 shares issued December 31, 2010 and September 30, 2011, respectively	341	341
Additional paid-in capital	189,580	192,156
Treasury stock, 2,756 common shares at both December 31, 2010 and September 30, 2011, at cost	(12,885)	(12,885)
Retained earnings	107,129	90,011
Total Bluegreen Corporation shareholders’ equity	284,165	269,623
Non-controlling interest	34,973	36,608
Total shareholders’ equity	319,138	306,231
Total liabilities and shareholders’ equity	$1,255,932	$1,126,432

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

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2010	2011
Revenues:
Gross sales of VOIs	$72,237	$56,658
Estimated uncollectible VOI notes receivable	(33,448)	(10,770)
Sales of VOIs	38,789	45,888

Fee-based sales commission revenue	15,148	23,460
Other fee-based services revenue	17,476	18,838
Interest income	26,461	23,533
	97,874	111,719
Costs and expenses:
Cost of VOIs sold	13,696	11,349
Cost of other resort operations	11,584	12,912
Selling, general and administrative expenses	53,164	56,098
Interest expense	15,182	13,225
Other expense, net	2,008	—
	95,634	93,584

Income before non-controlling interest, (benefit) provision for income taxes and discontinued operations	2,240	18,135
(Benefit) provision for income taxes	(371)	5,939
Income from continuing operations	2,611	12,196
Loss from discontinued operations, net of income taxes	(16,130)	(2,626)
Net (loss) income	(13,519)	9,570
Less: Net income attributable to non-controlling interest	3,189	2,520
Net (loss) income attributable to Bluegreen Corporation	$(16,708)	$7,050

(Loss) income attributable to Bluegreen Corporation per common share - Basic
(Loss) earnings per share from continuing operations Bluegreen shareholders	$(0.02)	$0.31
Loss per share from discontinued operations	(0.52)	(0.08)
(Loss) earnings per share attributable to Bluegreen shareholders	$(0.54)	$0.23

(Loss) income attributable to Bluegreen Corporation per common share - Diluted
(Loss) earnings per share from continuing operations Bluegreen shareholders	$(0.02)	$0.30
Loss per share from discontinued operations	(0.52)	(0.08)
(Loss) earnings per share attributable to Bluegreen shareholders	$(0.54)	$0.22

Weighted average number of common shares:
Basic	31,178	31,245
Diluted	31,178	32,429

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2011
Revenues:
Gross sales of VOIs	$166,525	$149,116
Estimated uncollectible VOI notes receivable	(58,050)	(21,521)
Sales of VOIs	108,475	127,595

Fee-based sales commission revenue	37,458	52,532
Other fee-based services revenue	50,181	53,325
Interest income	80,878	71,986
	276,992	305,438
Costs and expenses:
Cost of VOIs sold	32,130	32,003
Cost of other resort operations	33,107	38,149
Selling, general and administrative expenses	149,191	149,448
Interest expense	46,469	41,746
Other expense, net	2,397	910
	263,294	262,256
Income before non-controlling interest, provision for income taxes and discontinued operations	13,698	43,182
Provision for income taxes	2,888	14,650
Income from continuing operations	10,810	28,532
Loss from discontinued operations, net of income taxes	(24,969)	(40,389)
Net loss	(14,159)	(11,857)
Less: Net income attributable to non-controlling interest	6,097	5,261
Net loss attributable to Bluegreen Corporation	$(20,256)	$(17,118)

Income (loss) attributable to Bluegreen Corporation per common share - Basic
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.15	$0.75
Loss per share from discontinued operations	(0.80)	$(1.29)
Loss per share attributable to Bluegreen shareholders	$(0.65)	$(0.55)

Income (loss) attributable to Bluegreen Corporation per common share - Diluted
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.15	$0.72
Loss per share from discontinued operations	(0.79)	(1.26)
Loss per share attributable to Bluegreen shareholders	$(0.64)	$(0.53)

Weighted average number of common shares:
Basic	31,162	31,211
Diluted	31,527	32,156

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2011
Operating activities:
Net loss	$(14,159)	$(11,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash loss on assets held for sale	—	57,791
Non-cash communities inventory impairment	26,447	—
Other non-cash charges	1,623	—
Stock compensation expense	1,674	2,407
Depreciation and amortization	11,526	10,438
Loss on disposal of property and equipment	188	—
Estimated uncollectible notes receivable	58,213	21,571
Benefit for deferred income taxes	(12,707)	(10,867)
Changes in operating assets and liabilities:
Notes receivable	13,270	17,208
Prepaid expenses and other assets	(198)	(1,017)
Changes in restricted cash	6,079	(2,599)
Inventory	31,350	29,021
Accounts payable, accrued liabilities and other	2,444	7,494
Net cash provided by operating activities	125,750	119,590

Investing activities:
Purchases of property and equipment	(2,367)	(2,865)
Cash used in investing activities	(2,367)	(2,865)

Financing activities:
Proceeds from borrowings collateralized by notes receivable	82,311	40,372
Payments on borrowings collateralized by notes receivable	(143,371)	(115,889)
Payments under line-of-credit facilities and notes payable	(38,508)	(38,139)
Payments of debt issuance costs	(3,198)	(1,301)
Proceeds from exercise of employee stock options	—	169
Distributions to non-controlling interests	(5,211)	(3,626)
Net cash used in financing activities	(107,977)	(118,414)
Net increase (decrease) in cash and cash equivalents	15,406	(1,689)
Unrestricted cash and cash equivalents at beginning of period	70,491	72,085
Unrestricted cash and cash equivalents at end of period	$85,897	$70,396

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. For further information, refer to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).

Organization

We are a sales, marketing and management company, primarily focused on the vacation ownership industry. Our business has historically been conducted through two operating segments – our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”).

Our continuing operations relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of others typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of our 59 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

Bluegreen Communities acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers seeking to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities. Bluegreen Communities also has realty and daily-fee golf course operations.

As previously disclosed, our Board of Directors made a determination during June 2011 to seek to sell Bluegreen Communities, or all or substantially all of its assets. As a consequence, Bluegreen Communities is accounted for as a discontinued operation for all periods in the accompanying financial statements.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $31.5 million in cash. Assets excluded from the sale primarily include Bluegreen Communities’ notes receivable portfolio. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. Southstar has advised us that they need to obtain debt and/or equity financing in order to close the transaction, but obtaining such financing is not a closing condition. There can be no assurance that the transaction will be consummated on the contemplated terms, including in the contemplated time frame, or at all. See Note 8 for additional information.

On November 11, 2011, we entered into a definitive merger agreement with BFC Financial Corporation (“BFC”), pursuant to which, upon consummation of the merger contemplated by the agreement and subject to the terms and conditions thereof, we will become a wholly owned subsidiary of BFC and our shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of our common stock that they hold at the effective time of the merger. There is no assurance that the merger will be consummated on the contemplated terms or at all. See Note 12 for additional information.

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

The following table sets forth our computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011

Basic and diluted earnings per common share — numerator:
Income from continuing operations	$2,611	$12,196	$10,810	$28,532
Net income attributable to non-controlling interests	3,189	2,520	6,097	5,261
(Loss) income from continuing operations attributable to Bluegreen Corporation	$(578)	$9,676	$4,713	$23,271

Denominator:
Denominator for basic earnings per common share-weighted-average shares	31,178	31,245	31,162	31,211
Effect of dilutive securities:
Stock options and unvested restricted stock (1)	—	1,184	365	945
Denominator for diluted earnings per common share-adjusted weighted-average shares and assumed conversions	31,178	32,429	31,527	32,156

(Loss) income from continuing operations attributable to Bluegreen Corporation per common share – Basic:	$(0.02)	$0.31	$0.15	$0.75

(Loss) income from continuing operations attributable to Bluegreen Corporation per common share – Diluted:	$(0.02)	$0.30	$0.15	$0.72

(1)

During the three months ended September 30, 2010 and 2011, approximately 4.0 million and 2.7 million shares, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. During each of the nine month periods ended September 30, 2010 and 2011, approximately 2.6 million shares were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.

The following table includes changes in shareholders’ equity, including changes in equity attributable to Bluegreen shareholders and changes in equity attributable to non-controlling interests (in thousands):

		Equity Attributable to Bluegreen Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Equity Attributable to Non-Controlling Interests

34,083	Balance at January 1, 2011	$319,138	$341	$189,580	$107,129	$(12,885)	$34,973
—	Net (loss) income	(11,857)	—	—	(17,118)	—	5,261
—	Member distribution to non-controlling interest holder	(3,626)	—	—	—	—	(3,626)
67	Shares issued upon exercise of stock options	169		169	—	—	—
—	Stock compensation	2,407	—	2,407	—	—	—
34,150	Balance at September 30, 2011	$306,231	$341	$192,156	$90,011	$(12,885)	$36,608

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

2. Notes Receivable

The table below provides additional information relative to our notes receivable and our allowance for loan losses as of December 31, 2010 and September 30, 2011 (dollars in thousands):

	As of
	December 31, 2010	September 30, 2011
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$171,901	$164,350
VOI notes receivable - securitized	533,479	471,595
	705,380	635,945
Allowance for loan losses - non-securitized	(29,263)	(25,548)
Allowance for loan losses - securitized	(113,205)	(85,798)
VOI notes receivable, net	$562,912	$524,599

Allowance as a % of gross notes receivable	20%	18%

Notes receivable secured by homesites:
Notes receivable	$6,765	$6,081
Allowance for loan losses	(692)	(474)
Homesite notes receivable, net	$6,073	$5,607

Allowance as a % of gross notes receivable	10%	8%

Total notes receivable:
Gross notes receivable	$712,145	$642,026
Allowance for loan losses	(143,160)	(111,820)
Notes receivable, net	$568,985	$530,206

Allowance as a % of gross notes receivable	20%	17%

The weighted-average interest rate on our VOI notes receivable was 15.2% and 15.4% at December 31, 2010 and September 30, 2011, respectively. All of our VOI notes receivable bear interest at fixed rates. The weighted-average interest rate on our homesite notes receivable was 7.8% and 7.9% at December 31, 2010 and September 30, 2011, respectively. The majority of our notes receivable secured by homesites bear interest at variable rates.

Our VOI notes receivable are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of our homesite notes receivable are secured by homesites in Georgia, Texas, and Virginia.

Our notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2010 and September 30, 2011, $27.8 million and $19.3 million, respectively, of our VOI notes receivable were more than three months past due, and accordingly, consistent with our policy, were not accruing interest income.

The activity in our allowance for loan losses (including our homesite notes receivable) was as follows (in thousands):

Balance, December 31, 2010	$143,160
Provision for loan losses	21,571
Less: Write-offs of uncollectible receivables	(52,911)
Balance, September 30, 2011	$111,820

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

The following table shows the delinquency status of our VOI notes receivable as of December 31, 2010 and September 30, 2011 (in thousands):

	As of
	December 31, 2010	September 30, 2011
Current	$655,304	$600,343
31-59 days	12,063	9,483
60-89 days	10,228	6,798
90 days and over (1)	27,785	19,321
Total	$705,380	$635,945

(1)

Includes $16.9 million and $10.5 million as of December 31, 2010 and September 30, 2011, respectively, related to VOI notes receivable that have been foreclosed but the related VOI note receivable balance has not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable. These VOI notes receivable are reflected in the allowance for loan loss.

3. Variable Interest Entities

In accordance with applicable guidance for the consolidation of variable interest entities (sometimes hereinafter referred to as “VIEs”), we analyze our variable interests, which may consist of loans, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and we base our qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. We also use our qualitative analysis to determine if we must consolidate a variable interest entity as the primary beneficiary.

We sell VOI notes receivable originated by Bluegreen Resorts through special purpose finance entities. These transactions are generally structured as non-recourse to us, with the exception of one securitization transaction entered into in 2010 which was guaranteed by us. These transactions are generally designed to provide liquidity for us and transfer the economic risks and certain of the benefits of the notes receivable to third-parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. We service the securitized notes receivable for a fee. With each securitization, we generally retain a portion of the securities. In accordance with applicable accounting guidance currently in effect, we have determined these entities to be VIEs and consolidate the entities into our financial statements as we are the primary beneficiary of the entities.

During the nine months ended September 30, 2011, excluding substitutions of defaulted notes as discussed below, we transferred $39.6 million of VOI notes receivable to the VIEs and received cash proceeds of $27.7 million. At September 30, 2011, the principal balance of VOI notes receivable included within our Condensed Consolidated Balance Sheet that were restricted to satisfy obligations of the VIEs’ obligations totaled $471.6 million. In addition, approximately $42.9 million of our restricted cash was held in accounts for the benefit of the VIEs. Further, at September 30, 2011, the carrying amount of the consolidated liabilities included within our Condensed Consolidated Balance Sheet for these VIEs totaled $399.4 million, comprised of $382.1 million of non-recourse receivable-backed notes payable and $17.3 million of receivable-backed notes payable which are recourse to us.

Under the terms of certain of our timeshare note sales, we have the right to repurchase, or substitute new notes, for a limited amount of defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Repurchases or substitutions by us of defaulted notes during the nine months ended September 30, 2010 and 2011 were $31.7 million and $18.5 million, respectively.

4. Debt

Lines-of-Credit and Notes Payable

Please refer to the Liquidity and Capital Resources section included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for additional information related to our debt. Additional information regarding our debt is also included in the Annual Report. Financial data related to our lines-of-credit and notes payable facilities was as follows on the dates indicated (dollars in thousands):

	As of
	December 31, 2010			September 30, 2011
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets
RFA AD&C Facility	$52,264	4.76%	$127,460	$33,811	4.74%	$74,888
H4BG Communities Facility	30,842	8.00%	66,925	25,545	8.00%	23,341
Wells Fargo Term Loan	30,776	7.13%	104,747	22,406	7.11%	99,460
Foundation Capital	13,200	8.00%	17,574	13,015	8.00%	17,696
Textron AD&C Facility	9,290	4.50 –4.75%	26,579	4,237	4.50 –4.75%	23,179
Fifth Third Bank Note Payable	3,154	3.26%	4,680	2,984	3.24%	4,559
Other	2,594	5.00 – 11.03%	2,293	1,983	5.00 – 6.88%	1,722
Total	$142,120		$350,258	$103,981		$244,845

Significant changes related to our lines-of-credit and notes payable during the nine months ended September 30, 2011 include:

RFA AD&C Facility. During the nine months ended September 30, 2011, we repaid $18.5 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by our Fountains Resort in Orlando, Florida. The only remaining project loan in this facility as of September 30, 2011 is collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada.

H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) and golf courses at several Bluegreen Communities projects. The facility is scheduled to mature on December 31, 2012; however, if the assets pledged as collateral for this facility are sold prior to the scheduled maturity date, the facility will mature upon the sale of the assets. The assets to be sold under the Purchase and Sale Agreement discussed in Note 1 and Note 8 include the assets pledged for collateral under this facility.

During the nine months ended September 30, 2011, we repaid $5.3 million of the outstanding balance under this facility.

Wells Fargo Term Loan. During the nine months ended September 30, 2011, we repaid $8.4 million of the outstanding balance under this facility.

Textron AD&C Facility. During the nine months ended September 30, 2011, we repaid $5.1 million of the outstanding balance under this facility.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows on the dates indicated (dollars in thousands):

	As of
	December 31, 2010			September 30, 2011
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Recourse receivable-backed notes payable:
2008 Liberty Bank Facility	$67,514	6.50%	$77,377	$53,639	6.50%	$64,590
2011 Liberty Bank Facility
	—	—	—	6,421	6.50%	8,015
GE Bluegreen/Big Cedar
Receivables Facility	23,877	2.01%	29,232	17,507	1.99%	25,734
Legacy Securitization (1)	25,342	12.00%	34,232	19,231	12.00%	27,649
NBA Receivables Facility	18,351	6.75%	22,458	18,407	6.75%	24,540
RFA Receivables Facility	3,159	4.26%	4,451	1,710	4.24%	3,205
Total before discount	138,243		167,750	116,915		153,733
Less unamortized discount on Legacy Securitization	(2,583)		—	(1,960)		—
Total	$135,660		$167,750	$114,955		$153,733

Non-recourse receivable-backed notes payable:

BB&T Purchase Facility	$—	—	$—	$20,597	5.25%	$30,031
GE 2004 Facility	10,150	7.16%	11,709	8,616	7.16%	9,854
2004 Term Securitization	18,722	4.45-7.18%	20,540	13,063	4.45-7.18%	13,596
2005 Term Securitization	55,888	5.41-9.85%	63,527	43,159	5.41-9.85%	48,100
GE 2006 Facility	50,596	6.68-7.77%	57,988	43,217	6.68-7.77%	49,280
2006 Term Securitization	52,716	5.61-9.38%	59,415	43,131	5.61-9.38%	47,430
2007 Term Securitization	100,953	5.83-11.15%	117,379	83,176	5.83-11.15%	94,444
2008 Term Securitization	39,624	5.89-11.63%	44,889	32,377	5.89-11.63%	36,963
2010 Term Securitization	107,514	5.10-7.50%	123,662	89,006	5.10-7.50%	107,227
Quorum Purchase Facility	108	8.00%	136	5,747	8.00%	7,021
Total	$436,271		$499,245	$382,089		$443,946

Total receivable-backed debt	$571,931		$666,995	$497,044		$597,679

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.

Significant changes related to our receivable-backed notes payable facilities during the nine months ended September 30, 2011 include:

2008 Liberty Bank Facility. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. During the nine months ended September 30, 2011, we repaid $13.9 million on the facility.

2011 Liberty Bank Facility. In February 2011, we entered into a new revolving hypothecation facility with certain existing participants in our 2008 Liberty Bank Facility. This new $60.0 million facility (“2011 Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during the two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($39.3 million as of September 30, 2011), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of September 30, 2011).

During the nine months ended September 30, 2011, we pledged $9.1 million of VOI notes receivable to this facility and received cash proceeds of $7.7 million. We also repaid $1.3 million on the facility.

NBA Receivables Facility. Bluegreen/Big Cedar Joint Venture has a $20.0 million timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”), which provides for an 85% advance on eligible receivables. At the time of closing of the transaction, $23.5 million of eligible receivables were pledged. In May 2011, the facility was amended to allow us to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.0 million borrowing limit for all amounts outstanding under the facility.

The principal balance related to the initial September 30, 2010 advance, $13.4 million of which was outstanding as of September 30, 2011, matures on September 30, 2017. The principal balance related to the additional advances, of which $5.0 million was outstanding as of September 30, 2011, matures on October 31, 2018. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of September 30, 2011).

During the nine months ended September 30, 2011, we pledged $5.9 million of VOI notes receivable to this facility and received cash proceeds of $5.0 million. We also repaid $4.9 million on this facility during the period.

BB&T Purchase Facility. As of September 30, 2011, we had a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”), which had a revolving advance period through December 17, 2011. During the nine months ended September 30, 2011, we pledged $32.0 million of VOI notes receivable to this facility and received cash proceeds of $21.6 million. We also repaid $1.0 million on the facility.

On October 14, 2011, the BB&T Purchase Facility was amended to provide for the financing of our timeshare notes receivable at an advance rate of 67.5% through the revolving advance period ending December 17, 2012, subject to the terms of the facility and eligible collateral. The amended facility allows for maximum outstanding borrowings of $50.0 million and matures three years after the revolving advance period has expired (such three-year period, the “Term-Out Period”), or earlier as provided under the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5%. During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. The 30- day LIBOR rate is subject to a floor of 1.25%.

Additionally, subject to the terms of the facility, we will continue to receive the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the commencement of the Term-Out Period, at which point all of the excess cash flow will be paid to BB&T until the outstanding balance is reduced to zero.

Quorum Purchase Facility. We have a $20.0 million timeshare notes receivable purchase facility (the “Quorum Facility”) with Quorum Federal Credit Union (“Quorum”) which allows us to sell eligible timeshare notes receivable on a non-recourse basis through December 22, 2011. The terms of the Quorum Facility provide an 80% advance rate and a program fee rate of 8% per annum. During the nine months ended September 30, 2011, we pledged $7.6 million of VOI notes receivable to this facility and received cash proceeds of $6.0 million. We also repaid $0.4 million on the facility during the period.

CapitalSource Facility. On September 20, 2011, we entered into a $30.0 million revolving timeshare notes receivable hypothecation facility (“the CapitalSource Facility”) with CapitalSource Bank (“CapitalSource”). The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest will be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.5% as of September 30, 2011). As of September 30, 2011 there were no amounts borrowed and outstanding under this facility.

Other Receivable-Backed Notes Payable. In addition to the above described facilities, during the nine months ended September 30, 2011, we repaid $94.4 million of our other receivable-backed notes payable.

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

The interest rate on the securities issued by Bluegreen Statutory Trust (“BST”) I is equal to the 3-month LIBOR plus 4.90% (5.27% as of September 30, 2011). The interest rate on the securities issued by BST II and BST III is equal to the 3-month LIBOR plus 4.85% (5.22% as of September 30, 2011).

On June 30, 2011, the interest rate on the securities issued by BST IV contractually changed from a fixed-rate of 10.13% to a variable rate equal to the 3-month LIBOR plus 4.85% (5.22% as of September 30, 2011).

On September 30, 2011, the interest rate on the securities issued by BST V contractually changed from a fixed-rate of 10.28% to a variable rate equal to the 3-month LIBOR plus 4.85% (5.22% as of September 30, 2011).

5. Common Stock and Stock Option Plans

Share-Based Compensation

There were no grants of restricted stock or stock options during the three or nine months ended September 30, 2010 or 2011.

Stock-based compensation expense for non-employee directors and employees during the three months ended September 30, 2010 was insignificant. Stock-based compensation expense for non-employee directors and employees during the three months ended September 30, 2011 was $0.7 million. Stock-based compensation expense for non-employee directors and employees during the nine months ended September 30, 2010 and 2011 was $1.7 million and $2.4 million, respectively. The following table sets forth certain information related to our unrecognized compensation for our outstanding stock-based awards as of September 30, 2011:

	Weighted Average Remaining Recognition	Unrecognized Compensation
	(In years)	(In 000’s)
Stock Option Awards	1.6	$1,071
Restricted Stock Awards	1.5	$3,072

Changes in options outstanding under our stock option plans are presented below (in thousands, except exercise price per share data):

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Aggregate Intrinsic Value

Balance at December 31, 2010	2,717	$9.55	1,310	$91
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(67)	$2.52
Balance at September 30, 2011	2,650	$9.73	1,613	$—

During the nine months ended September 30, 2011, options to purchase approximately 67,000 shares of our common stock were exercised. All of these options were exercised during the second quarter of 2011. No stock options were exercised during the three or nine months ended September 30, 2010.

The weighted-average remaining contractual terms and weighted-average exercise prices of our outstanding stock options at September 30, 2011 (grouped by range of exercise prices) were:

	Number of Options	Number of Vested Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Weighted- Average Exercise Price (Vested Only)
	(In 000’s)	(In 000’s)	(In years)

$2.75 - $3.00	93	93	7.8	$2.75	$2.75
$3.01 - $4.52	373	373	1.0	$3.46	$3.46
$4.53 - $6.79	168	168	3.5	$5.92	$5.92
$6.80 - $10.20	937	—	4.0	$7.69	—
$10.21 - $15.31	584	484	4.9	$11.94	$11.93
$15.32 - $18.36	495	495	3.8	$18.27	$18.27
	2,650	1,613	3.8	$9.73	$10.77

The following table presents a summary of the activity related to our unvested restricted stock awards during the nine months ended September 30, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
	(In 000’s)

Unvested at December 31, 2010	1,327	$8.14
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2011	1,327	$8.14

During October 2011, the Compensation Committee of our Board of Directors, acting pursuant to its authority under our 2008 Stock Incentive Plan (the “2008 Plan”), accelerated the vesting of options previously granted under the 2008 Plan to purchase an aggregate of 695,000 shares of our common stock at an exercise price of $7.50 per share. As a result of this acceleration, to the extent such stock options had not previously vested, all such stock options fully vested on October 26, 2011. In addition, effective November 11, 2011, stock option agreement amendments (the “Stock Option Amendments”) were entered into with respect to options previously granted to certain individuals under the 2008 Plan and our 2005 Stock Incentive Plan (the “2005 Plan”). Under the terms of the Stock Option Amendments, the affected options held by these individuals entitle them to purchase an aggregate of 1,130,000 shares of our common stock (including the aforementioned fully vested options to acquire 695,000 shares) will expire on November 25, 2011. These options have exercise prices ranging from $7.50 to $18.36 per share.

On November 11, 2011, we also entered into agreements with certain individuals holding unvested restricted shares of our common stock previously granted to them under the 2005 Plan and the 2008 Plan. Under the terms of the agreements, an aggregate of 1,077,112 unvested restricted shares of our common stock were relinquished by these individuals and canceled in exchange for an aggregate cash payment of $1.5 million. The cash payment is to be made to the individuals in two equal annual installments on December 31, 2011 and December 31, 2012, with each installment subject to the applicable individual’s continued employment with us as of each payment date (except in the case of the individual’s death or disability). The restricted stock awards were previously scheduled to vest in 2012 and 2013.

6. Inventory

Our VOI inventory consisted of the following (in thousands):

	As of
	December 31, 2010	September 30, 2011

Completed VOI units	$254,479	$224,874
Real estate held for future development	83,205	83,305
	$337,684	$308,179

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

The carrying amounts and estimated fair value of our financial instruments on the date indicated were as follows (in thousands):

	As of December 31, 2010		As of September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Unrestricted cash and cash equivalents	$72,085	$72,085	$70,396	$70,396
Restricted cash	53,922	53,922	56,521	56,521
Notes receivable, net	568,985	619,000	530,206	590,000
Lines-of-credit, notes payable, and receivable-backed notes payable	714,051	702,274	601,025	595,014
Junior subordinated debentures	110,827	68,100	110,827	75,000

8. Discontinued Operations

On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. Based on its analysis of information and the available options presented to it, on June 30, 2011, our Board of Directors made the determination to seek to sell Bluegreen Communities or all or substantially all of its assets. As a consequence, we determined that Bluegreen Communities met the criteria for classification as discontinued operations and, accordingly, the operating results of Bluegreen Communities, which prior to June 30, 2011 were presented as a separate reporting segment, are included in discontinued operations in the consolidated statements of operations. In addition, the assets related to Bluegreen Communities which we intend to sell at this time are presented separately on our consolidated balance sheets as “assets held for sale.” The assets held for sale primarily consist of Bluegreen Communities’ real estate assets valued on our books at $87.8 million and $30.3 million as of December 31, 2010 and September 30, 2011, respectively. This decrease in the carrying amount of the assets held for sale is primarily the result of a $57.8 million non-cash charge recorded during the nine months ended September 30, 2011 to write down the value of Bluegreen Communities’ assets to estimated fair value less cost to sell. The fair value as of September 30, 2011 of Bluegreen Communities’ assets held for sale was derived based on the sale price under the Purchase and Sale Agreement (Level 3) discussed below.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $31.5 million in cash. Assets excluded from the sale primarily include Bluegreen Communities’ notes receivable portfolio. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. As the transaction is an asset sale, liabilities not assumed by Southstar under the agreement and liabilities related to Bluegreen Communities’ operations prior to the closing of the transaction will be retained by our subsidiaries.

Southstar has delivered two cash deposits totaling $300,000 under the terms of the agreement, $50,000 of which was deemed earned under the agreement and paid to us and $250,000 of which is being held in escrow pending closing. Under the terms of the agreement, Southstar is entitled to have a portion of its deposit refunded to it under certain limited circumstances, including if there is a breach of the agreement by one or more of our subsidiaries which is not cured within the applicable cure period, and upon certain casualty and condemnation events. On November 4, 2011, the agreement was amended to increase the non-refundable portion of Southstar’s initial $300,000 deposit to $150,000, to expressly note the satisfaction of certain of the closing conditions and to provide Southstar with additional time to complete its due diligence and pay an additional $200,000 deposit. On November 9, 2011, Southstar confirmed that it had completed its remaining title and survey due diligence and paid the additional $200,000 deposit. The parties have outlined a process to complete due diligence, and determine remediation, if necessary, on one potential environmental issue.

The agreement contains certain representations and warranties on the part of our subsidiaries and Southstar which we believe to be customary for transactions of this nature, as well as certain covenants, including non-competition and other restrictive covenants. The closing of the transaction remains subject to the parties’ receipt of all required consents and certain other customary closing conditions, including the performance by the parties of their respective obligations under the agreement. The agreement provides for the transaction to be consummated on a date no earlier than December 2, 2011 and no later than February 3, 2012; provided that the closing may be accelerated upon mutual agreement of the parties or extended until a date no later than March 5, 2012 to the extent necessary for all required consents to the transfer of certain operating contracts related to Bluegreen Communities’ business to be obtained. Southstar has advised us that it needs to obtain debt and/or equity financing in order to close the transaction, but obtaining such financing is not a closing condition. There can be no assurance that the transaction will be consummated on the contemplated terms, including in the contemplated time frame, or at all.

As described above in Note 4, certain of the assets contemplated to be sold in the transaction serve as collateral for the H4BG Communities Facility, which had an outstanding balance of approximately $25.5 million as of September 30, 2011. Under the terms of the facility, the entire amount of such debt and a $2 million deferred fee would be required to be repaid in connection with the consummation of the transaction.

Below are the results of discontinued operations for the three and nine months ended September 30, 2010 and September 30, 2011 (in thousands):

	For the Three Months Ended September 30,
	2010		2011
Revenues of discontinued operations	$3,036		$2,559
Cost of discontinued operations	(27,799	) (1)	(4,547)
Loss on assets held for sale	—		(1,747)
Interest expense	(1,078)		(733)
Loss from discontinued operations before benefit for income taxes	(25,841)		(4,468)
Benefit for income taxes	9,711		1,842
Loss from discontinued operations, net	$(16,130)		$(2,626)

	For the Nine Months Ended September 30,
	2010		2011
Revenues of discontinued operations	$9,304		$9,570
Cost of discontinued operations	(46,502	) (2)	(14,707)
Loss on assets held for sale	—		(58,504)
Interest expense	(3,366)		(2,265)
Loss from discontinued operations before benefit for income taxes	(40,564)		(65,906)
Benefit for income taxes	15,595		25,517
Loss from discontinued operations, net	$(24,969)		$(40,389)

(1)	Includes non-cash inventory impairment charge of $20.8 million. See additional information below.

(2)	Includes non-cash inventory impairment charge of $26.4 million. See additional information below.

Loss from discontinued operations during the nine months ended September 30, 2011 includes a loss on assets held for sale of approximately $58.5 million, resulting from the $57.8 million non-cash charge described above. While fair value was derived from the sale price under the Purchase and Sale Agreement described above, the transaction may not be consummated on the contemplated terms or at all. As a result, additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of assets held for sale are materially different from their estimated fair value.

Cost of discontinued operations during the three and nine months ended September 30, 2010 includes non-cash impairment charges of approximately $20.8 million and $26.4 million, respectively, to write down certain phases of our properties to their estimated fair value less costs to sell at that time. These charges were incurred as a result of continued low volume of sales, reduced prices, and the impact of reduced sales on the forecasted sellout period of the projects.

Also, included in results of discontinued operations in each of the periods presented is interest expense primarily on the H4BG Communities Facility.

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

In August 2011, we received notice from the Wisconsin Department of Revenue that our Income/Franchise Tax Return for the year ended December 31, 2007 was selected for audit. The audit field work has not been scheduled.

In August 2011, we received notice from the North Carolina Department of Revenue that our Income/Franchise Tax Returns for the years ended December 31, 2007 through 2009 were selected for audit. The field work for this audit was completed in October 2011. We have not yet been informed as to any findings related to this audit.

While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

As of September 30, 2011, we did not have any significant amounts accrued for interest and penalties, and we had no significant amounts recorded for uncertain tax positions.

10. Contingencies

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, sale or financing of VOIs or other resort operations. We are also subject to matters relating to Bluegreen Communities’ business, which we now report as a discontinued operation. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise. Unless otherwise described below, we believe that these claims are routine litigation incidental to our business.

Reserves are accrued for matters in which we believe it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of September 30, 2011 we had accrued $3.5 million for matters which we believe meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims. Management is not at this time able to estimate a range of reasonably possible losses with respect to these matters in which it is reasonably possible that a loss will occur. In certain matters, we are unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs’ have not quantified or factually supported the claim.

We believe that liabilities arising from the litigation and regulatory matters discussed below, in excess of the amounts currently accrued, if any, will not have a material impact on our financial statements. However, due to the significant uncertainties involved in these legal matters, an adverse outcome in these matters could be material to our financial results.

Bluegreen Resorts

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The Department of Revenue confirmed that we had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but has taken the position that we owed a total of $0.7 million in taxes and interest based on the second type of transaction. On August 1, 2011 we filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against us by the Department of Revenue.

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

Bluegreen Communities

The matters described below relate to Bluegreen Communities’ business, which is reported as a discontinued operation. However, as the Purchase and Sale Agreement to sell substantially all of the assets of Bluegreen Communities (as further described in Note 8) is an asset sale and Southstar has not agreed to assume the liabilities related to the matters described below, these matters would be retained by us even if the transaction is consummated.

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third-parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third-parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010, the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. On August 26, 2011, the Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Court further ruled that the Plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest’s inaction in not leasing the mineral rights was not, by itself, a breach of a duty. The Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling.

On September 18, 2008, in Case No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, in the United States District Court for the Southern District of Georgia, Brunswick Division, the plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. The plaintiffs subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws. On January 25, 2010, the plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons alleged to have been harmed by the alleged activities in a similar manner. On September 2, 2011, the court issued an Order granting Bluegreen’s Motion for Summary Judgment and dismissing the lawsuit in full. The time period within which the plaintiffs may appeal the decision has expired.

On June 3, 2010, in Case No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen Communities’ Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its complaint, the plaintiffs alleged that unpaid bulk cable fees are due from the defendants, and that the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association have responded that the plaintiffs breached the parties’ contract. The case went to mediation on September 20, 2010, but no resolution was reached. Both parties filed Motions for Summary Judgment. On November 3, 2011, the parties agreed to tentative terms to settle the matter and are currently negotiating a formal settlement agreement. It is currently expected that this settlement agreement, if finalized, will provide for payments to be made to the plaintiffs over a four-year period and for the plaintiffs to release the defendants from any other obligations relating to this matter. The tentative terms of the settlement contemplate the community association making a payment to the plaintiffs of $250,000 during the first year of the four-year period and Bluegreen Communities of Georgia making three annual payments to the plaintiffs of $150,000 each and a payment of $125,000 during the fourth year. It is also expected that Bluegreen Corporation will guarantee Bluegreen Communities of Georgia’s obligations under the settlement agreement. There is no assurance that the settlement will be finalized on the contemplated terms, or at all.

On September 18, 2011, in Case No. T-7663A, styled The County of Comal, Texas vs. Bluegreen Southwest One, LP et al, in the District Court of the 22nd Judicial District, Comal County, Texas, The County of Comal, Texas, collecting property taxes for itself and for various local taxing districts, brought suit for the collection of delinquent taxes alleged to be due, including interest, penalties and costs totaling approximately $0.9 million. On September 28, 2011, Southwest answered the Complaint and alleged it was entitled to an abatement of the proceeding because it has filed administrative protests with the Comal County Appraisal Review Board and is waiting for an administrative hearing and determination. Southwest disputes its liability for the taxes and while waiting for an administrative hearing on the issue, believes it is inappropriate for the civil action to proceed. No further information is available as to whether the administrative hearing will be held, and if so, when, or whether Southwest’s request for an abatement of the tax suit will be granted.

11. Related Party Transactions

BFC beneficially owns approximately 52% of our common stock. In addition, Alan B. Levan and John E. Abdo, our Chairman and Vice Chairman, respectively, serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively, and may be deemed to control BFC by virtue of their ownership interest in BFC’s common stock. See Note 12 for a discussion of the merger agreement we entered into with BFC on November 11, 2011.

We paid BFC or its affiliated entities approximately $0.9 million and $0.2 million during the three months ended September 30, 2010 and 2011, respectively, and $2.7 million and $0.9 million during the nine months ended September 30, 2010 and 2011, respectively, for a variety of management services. The services provided to us by BFC or its affiliated entities included management advisory, risk management and administrative services, as well as assistance with our efforts to explore potential additional sources of liquidity during 2010. In addition, in connection with our agreement with BFC to reimburse BFC for fees related to certain procedures performed by BFC’s independent registered public accounting firm at our company, we reimbursed BFC approximately $0.5 million during the nine months ended September 30, 2011. All such reimbursements were made during the second quarter of 2011, and no such reimbursements were made during the three or nine months ended September 30, 2010.

BFC holds a significant investment in Benihana Inc. (“Benihana”), and Alan B. Levan and John E. Abdo serve on Benihana’s Board of Directors. In 2009, we entered into a land lease with Benihana, which constructed and operates a restaurant at one of our resort properties. Under the terms of the lease, we receive payments from Benihana of approximately $0.1 million annually.

J. Larry Rutherford, who served as a member of our Board of Directors until April 30, 2011, is the President and Chief Executive Officer of Southstar Development Partners, Inc. As described above, the Purchase and Sale Agreement entered into between seven of our subsidiaries and Southstar on October 12, 2011, as amended provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities. See Note 8 for additional information regarding the agreement and the proposed transaction.

12. Subsequent Event

On November 11, 2011, we entered into a definitive merger agreement with BFC, pursuant to which, upon consummation of the merger contemplated by the agreement and subject to the terms and conditions thereof, we will become a wholly owned subsidiary of BFC. Under the terms of the agreement, our shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of our common stock that they hold at the effective time of the merger. The consummation of the merger is subject to a number of closing conditions, including the approval of both our and BFC’s shareholders and the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. The merger agreement provides for all six of our directors who are not also directors of BFC to be appointed to BFC’s board of directors at the effective time of the merger. The merger agreement also contains other representations, warranties and covenants which are believed to be customary for transactions of this type. It is currently expected that the merger will be consummated during the first half of 2012; however, there is no assurance that the merger will be consummated on the contemplated terms, when expected or at all.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making the following statements to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factors section of such filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, as the plans, estimates and expectations reflected herein may not be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We caution you that the important factors set forth below and elsewhere in this Quarterly Report and our other SEC filings, including our Annual Report, in some cases have affected, and in the future could affect, our actual results and could cause them to differ materially from those expressed in any forward-looking statements.

•	The overall state of the economy, interest rates and the availability of financing affect our ability to market VOIs.

•	We would incur substantial losses and our liquidity position could be adversely impacted if the customers we finance default on their obligations.

•

While we have attempted to structure our business to reduce our need for and reliance on financing for liquidity in the short term, we may not be successful and our business and profitability may depend on our ability to obtain financing, which may not be available on favorable terms, or at all.

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

•

We are subject to risks related to litigation and other legal proceedings against us and our subsidiaries, including that a finding of liability or damages, as well as the legal and other professional fees and other costs and expenses of such proceedings, may have a material adverse effect on our financial condition and operating results.

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

Our continuing operations relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of others typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of our 59 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

Bluegreen Communities, which, as discussed below, has been classified as discontinued operations, acquires, develops and subdivides property and markets residential homesites, the majority of which are sold directly to retail customers seeking to build a home generally in the future. Bluegreen Communities also has realty and daily-fee golf course operations.

As previously disclosed, our Board of Directors made a determination during June 2011 to seek to sell Bluegreen Communities, or all or substantially all of its assets. As a consequence, Bluegreen Communities is presented as a discontinued operation for all periods.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $31.5 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. The agreement provides for the transaction to be consummated on a date no earlier than December 2, 2011 and no later than February 3, 2012; provided that the closing may be accelerated upon mutual agreement of the parties or extended until a date no later than March 5, 2012 to the extent necessary for all required consents to the transfer of certain operating contracts related to Bluegreen Communities’ business to be obtained. Southstar has advised us that it needs to obtain debt and/or equity financing in order to close the transaction, but obtaining such financing is not a closing condition. There can be no assurance that the transaction will be consummated on the contemplated terms, including in the contemplated time frame, or at all. See Note 8 to Condensed Consolidated Financial Statements for additional information.

On November 11, 2011, we entered into a definitive merger agreement with BFC Financial Corporation (“BFC”), pursuant to which, upon consummation of the merger contemplated by the agreement and subject to the terms and conditions thereof, we will become a wholly owned subsidiary of BFC and our shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of our common stock that they hold at the effective time of the merger. There is no assurance that the merger will be consummated on the contemplated terms or at all. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

Bluegreen Resorts’ results for the three and nine months ended September 30, 2011 reflect our continued focus on our fee-based service business and our efforts to achieve selling and marketing efficiencies.

During the three months ended September 30, 2011:

•	We generated “free cash flow” (cash flow from operating and investing activities) of $41.1 million.

•	VOI system-wide sales, which include sales of third-party inventory, were $91.0 million compared to $89.5 million during the three months ended September 30, 2010.

•

Our sales and marketing fee-based service business sold $34.0 million of third-party inventory and earned sales and marketing commissions of $23.5 million. Including our resort management, resort title, construction management and other operations, our total fee-based service revenues were $42.3 million, a 30% increase over the three months ended September 30, 2010.

We believe our fee-based service business enables us to leverage our expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third-parties. Our provision of these services requires significantly less capital investment than our traditional vacation ownership business. Our goal is for fee-based services to become an increasing portion of our business over time; however, our efforts to do so may not be successful.

During the three months ended September 30, 2010 and 2011, we sold $22.1 million and $34.0 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $15.1 million and $23.5 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $4.7 million and $6.2 million in pre-tax profits by providing sales and marketing fee-based services during the three months ended September 30, 2010 and 2011, respectively. During the nine months ended September 30, 2010 and 2011, we sold $56.0 million and $77.8 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $37.5 million and $52.5 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $8.1 million and $11.9 million in pre-tax profits by providing sales and marketing fee-based services during the nine months ended September 30, 2010 and 2011, respectively.

Additionally, consistent with initiatives seeking to improve our liquidity, during 2011 we continued to focus on generating VOI sales that are paid in cash in full at the time of sale or shortly thereafter and encouraging larger down payments on financed sales. During the nine months ended September 30, 2011, including down payments received on financed sales, 55% of our VOI sales were paid in cash within approximately 30 days from the contract date. Refer to Liquidity and Capital Resources section below for additional information.

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

Notes Receivable and Allowance for Loan Losses

We offer financing to buyers of our VOIs who meet certain minimum requirements. On a more limited basis, Bluegreen Communities also offers financing to buyers of its homesites. Accordingly, we are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI notes receivables, excluding any benefit for the value of future recoveries of defaulted inventory. We update our estimates of such future losses each quarter, and consequently, the charge against sales in a particular quarter may be impacted, favorably or unfavorably, by a change in our expected losses on prior periods’ financed sales.

We monetize our notes receivable by transferring the notes to warehouse purchase facilities, in which case the notes are legally sold to a special purpose entity for the benefit of a financial institution or conduit, or by pledging the notes as collateral for a receivables hypothecation loan. We attempt to maintain these diversified liquidity sources for our notes receivable in order to mitigate the risks of being too dependent on a single source. Each such facility has eligibility standards for the notes receivable that may be sold or pledged under the facility. It is generally contemplated that notes receivable transferred to a warehouse purchase facility will ultimately be included in a future securitization of the transferred notes. The notes receivable securitized are determined during the negotiation of the securitization transaction, with the characteristics of the notes receivable selected determining the terms of the transaction. Notes receivable previously pledged as collateral for a receivable hypothecation loan may also be included in a term securitization transaction, however such notes are generally not included if doing so would result in a significant prepayment penalty. Further, based on the size and timing of the securitization, we may also choose to include newly originated notes receivable. Additionally, the specific characteristics of the notes receivable factor into whether such notes would be desirable to include in a securitization. Such factors may include delinquency status, FICO® score, interest rate, remaining term, outstanding balance and whether the obligor is foreign or domestic.

The allowance for loan losses as of December 31, 2010 and September 30, 2011 was as follows (dollars in thousands):

	As of
	December 31, 2010	September 30, 2011
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$171,901	$164,350
VOI notes receivable - securitized	533,479	471,595
	705,380	635,945
Allowance for loan losses - non-securitized	(29,263)	(25,548)
Allowance for loan losses - securitized	(113,205)	(85,798)
VOI notes receivable, net	$562,912	$524,599

Allowance as a % of gross notes receivable	20%	18%

Notes receivable secured by homesites:
Notes receivable	$6,765	$6,081
Allowance for loan losses	(692)	(474)
Homesite notes receivable, net	$6,073	$5,607

Allowance as a % of gross notes receivable	10%	8%

Total notes receivable:
Gross notes receivable	$712,145	$642,026
Allowance for loan losses	(143,160)	(111,820)
Notes receivable, net	$568,985	$530,206

Allowance as a % of gross notes receivable	20%	17%

The table below provides the activity in our allowance for uncollectible notes receivable for the nine months ended September 30, 2011 (in thousands):

Balance, December 31, 2010	$143,160
Provision for loan losses	21,571
Less: Write-offs of uncollectible receivables	(52,911)
Balance, September 30, 2011	$111,820

We believe that relatively high unemployment in the United States and adverse economic conditions in general have adversely impacted, and may continue to adversely impact, the performance of our notes receivable portfolio in the form of relatively higher defaults and lower prepayment rates than we have historically experienced. Our estimates regarding our allowance for loan losses involve interpretation of historical data, the aging of receivables, current default trends by origination year, the impact of loan seasoning, current economic conditions, the economic outlook, and the FICO® scores of the borrowers at time of origination. To the extent that our estimates change, our results of operations could be adversely affected. While we believe our notes receivable are adequately reserved at this time, future defaults may occur at levels greater than we expect. If the future performance of our loans varies from our expectations and estimates, additional charges may be required in the future.

The average annual default rates and delinquency rates (more than 30 days past due) on our notes receivable were as follows:

Average Annual Default Rates	For the 12 Month Period Ended September 30,
Division	2010	2011
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(2)	13.5%	11.1%
Loans originated on or after December 15, 2008(2)	4.3%	6.5%
Notes receivable secured by homesites	9.8%	12.2%

Delinquency Rates(1)	As of
Division	December 31, 2010	September 30, 2011
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(2)	5.3%	4.6%
Loans originated on or after December 15, 2008(2)	3.3%	2.7%
Notes receivable secured by homesites	11.5%	5.4%

(1)	The percentage of our serviced VOI notes receivable portfolio that was over 30 days past due as of the dates indicated.

(2)	On December 15, 2008, we implemented our FICO®-score based credit underwriting program.

Substantially all defaulted VOI notes receivable result in a recovery of the related VOI that secured the note receivable, typically soon after default and at little or no cost. The recovered VOI is then resold in the normal course of business.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies, see Critical Accounting Policies and Estimates in our Annual Report.

Accounting Pronouncements Not Yet Adopted

Refer to Note 1 to our Condensed Consolidated Financial Statements for a description of accounting pronouncements not yet adopted.

Results of Operations

As described above and elsewhere in this report, the operating results of Bluegreen Communities, our residential communities business segment, have been classified as discontinued operations due to the decision made by our Board of Directors on June 30, 2011 to seek to sell the division or all or substantially all of its assets. In connection with that determination, we recorded a $58.5 million pre-tax impairment charge during the nine months ended September 30, 2011 with respect to Bluegreen Communities’ assets based on our valuation of the assets held for sale. Additionally, during the nine months ended September 30, 2011, our discontinued operations incurred a pre-tax loss of $7.4 million, which, when combined with the impairment charge, resulted in an after-tax loss from discontinued operations of $40.4 million.

Information regarding the results of operations for our resorts business segment, Bluegreen Resorts, for the three and nine months ended September 30, 2010 and 2011 is set forth below (dollars in thousands):

	For the Three Months Ended September 30,
	2010		2011
	Amount	% of System- wide sales of VOIs, net	Amount	% of System- wide sales of VOIs, net
System-wide sales of VOIs (1)	$89,473		$90,976
Changes in sales deferred under timeshare accounting rules	4,854		(335)
System-wide sales of VOIs, net (1)	94,327	100%	90,641	100%
Less: Sales of third-party VOIs	(22,090)	(23)	(33,983)	(37)
Gross sales of VOIs	72,237	77	56,658	63
Estimated uncollectible VOI notes receivable (2)	(33,448)	(46)	(10,770)	(19)
Sales of VOIs	38,789	41	45,888	51
Cost of VOIs sold (3)	(13,696)	(35)	(11,349)	(25)
Gross profit (3)	25,093	65	34,539	75
Fee-based sales commission revenue	15,148	16	23,460	26
Other fee-based services revenues	17,476	19	18,838	21
Cost of other fee-based services	(9,255)	(10)	(10,550)	(12)
Net carrying cost of VOI inventory	(2,329)	(2)	(2,362)	(3)
Selling and marketing expenses	(39,518)	(42)	(40,734)	(45)
Field general and administrative expenses (4)	(4,985)	(5)	(5,334)	(6)
Operating profit	$1,630	2%	$17,857	20%

	For the Nine Months Ended September 30,
	2010		2011
	Amount	% of System- wide sales of VOIs, net	Amount	% of System- wide sales of VOIs, net
System-wide sales of VOIs (1)	$224,230		$228,599
Changes in sales deferred under timeshare accounting rules	(1,660)		(1,639)
System-wide sales of VOIs, net (1)	222,570	100%	226,960	100%
Less: Sales of third-party VOIs	(56,045)	(25)	(77,844)	(34)
Gross sales of VOIs	166,525	75	149,116	66
Estimated uncollectible VOI notes receivable (2)	(58,050)	(35)	(21,521)	(14)
Sales of VOIs	108,475	49	127,595	56
Cost of VOIs sold (3)	(32,130)	(30)	(32,003)	(25)
Gross profit (3)	76,345	70	95,592	75
Fee-based sales commission revenue	37,458	17	52,532	23
Other fee-based services revenues	50,181	23	53,325	23
Cost of other fee-based services	(25,197)	(11)	(28,286)	(12)
Net carrying cost of VOI inventory	(7,910)	(4)	(9,863)	(4)
Selling and marketing expenses	(102,021)	(46)	(104,281)	(46)
Field general and administrative expenses (4)	(14,487)	(7)	(14,265)	(6)
Operating profit	$14,369	6%	$44,754	20%

(1)	Includes sales of VOIs made on behalf of third-parties, which are transacted in the same manner as the sale of our VOI inventory.

(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs.

(3)	Percentages for cost of VOIs sold and the associated gross profit are calculated as a percentage of sales of VOIs.

(4)

General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses totaled $7.8 million and $9.3 million for the three months ended September 30, 2010 and 2011, respectively, and $30.1 million and $28.5 million for the nine months ended September 30, 2010 and 2011, respectively. See Corporate General and Administrative Expenses below for further information.

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of our VOIs as well as sales of VOIs owned by third-parties. The sales of third-party VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process we use to sell our VOI inventory. We earn commissions on such sales from third-parties. System-wide sales of VOIs increased from $89.5 million during the three months ended September 30, 2010 to $91.0 million during the three months ended September 30, 2011. System-wide sales of VOIs were $224.2 million and $228.6 million during the nine months ended September 30, 2010 and 2011, respectively. System-wide sales increased during the 2011 periods as compared to the same periods in 2010 as a result of an increase in sales volume, partially offset by a slightly lower average sales price per transaction.

The following table provides certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third-parties for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Number of sales offices at period-end	20	21	20	21
Number of Bluegreen VOI sales transactions	5,569	4,853	14,217	12,880
Number of sales made on behalf of third parties for a fee	1,792	2,809	4,588	6,229
Total number of VOI sales transactions	7,361	7,662	18,805	19,109
Average sales price per transaction	$12,240	$11,851	$12,039	$11,985
Number of total prospects tours	47,750	48,773	121,329	126,405
Sale-to-tour conversion ratio– total prospects	15.4%	15.7%	15.5%	15.1%
Number of new prospects tours	28,463	29,125	70,200	73,891
Sale-to-tour conversion ratio– new prospects	10.1%	11.1%	10.7%	10.8%
Percentage of sales to owners	57.6%	55.1%	58.3%	56.9%

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $72.2 million and $56.7 million during the three months ended September 30, 2010 and 2011, respectively, and were $166.5 million and $149.1 million during the nine months ended September 30, 2010 and 2011, respectively. Sales of VOIs owned by us decreased during 2011 due to our increased focus on selling VOIs on behalf of third-parties in connection with the expansion of our fee-based sales and marketing business. See Fee-Based Sales Commission Revenue below.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, as adjusted by the impact of estimated uncollectible VOI notes receivable as further described below. Sales of VOIs were $38.8 million and $45.9 million during the three months ended September 30, 2010 and 2011, respectively. Sales of VOIs were $108.5 million and $127.6 million during the nine months ended September 30, 2010 and 2011, respectively.

VOI revenue is reduced by our estimate of future uncollectible VOI notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in our estimates of future note receivable performance for newly originated loans and the future performance of our existing loan portfolio. Our estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 46% and 19% during the three months ended September 30, 2010 and 2011, respectively, and were 35% and 14% during the nine months ended September 30, 2010 and 2011, respectively. Our estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were higher during the 2010 periods due to the charges recognized in connection with changes in our estimate of future performance of loans generated prior to December 15, 2008 as further described below.

In connection with our quarterly analysis of our loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, we may indentify factors or trends that change our estimate of future loan performance and result in a change in our allowance for loan losses. During the three and nine months ended September 30, 2010 and to a lesser extent during the same periods of 2011, we increased our allowance for loan losses for loans generated prior to December 15, 2008, the date on which we implemented our FICO® score-based credit standards, as we concluded that these loans to borrowers with lower FICO® scores did not experience the same benefit of seasoning that other loans of the same vintage historically experienced, resulting in the probability of higher future defaults on such loans.

Cost of VOIs Sold. Cost of VOIs sold is the cost of Bluegreen VOI inventory which was sold during the period and relieved from inventory. During the three months ended September 30, 2010 and 2011, cost of VOIs sold was $13.7 million and $11.3 million, respectively, and represented 35% and 25%, respectively, of sales of VOIs. During the nine months ended September 30, 2010 and 2011, cost of VOIs sold was $32.1 million and $32.0 million, respectively, and represented 30% and 25%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each respective period, changes to estimated future sales (including future defaults and estimated incremental revenue from the resale of repossessed VOI inventory), and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).

Fee-Based Sales Commission Revenue. We earn commissions for the sales of third-party inventory upon the closing of the respective sales transaction. During the three months ended September 30, 2010 and 2011, we sold $22.1 million and $34.0 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $15.1 million and $23.5 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $4.7 million and $6.2 million in pre-tax profits from these sales and marketing fee-based services during the three months ended September 30, 2010 and 2011, respectively.

During the nine months ended September 30, 2010 and 2011, we sold $56.0 million and $77.8 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $37.5 million and $52.5 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $8.1 million and $11.9 million in pre-tax profits by providing these sales and marketing fee-based services during the nine months ended September 30, 2010 and 2011, respectively.

The increase in the sales of third-party developer inventory during the 2011 periods is a result of our strategic expansion of our fee-based service business. We anticipate that fee-based services will be a greater portion of our revenues in the future although our efforts in this respect may not be successful.

Net Carrying Cost of VOI Inventory. We are responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory, which is paid to the property owners’ associations that maintain the resorts. We attempt to mitigate this expense, to the extent possible, through the rental of our owned VOIs. Accordingly, the net carrying cost of our unsold inventory fluctuates with the number of VOIs we own and the number of resorts subject to developer subsidy arrangements, as well as proceeds from rental and sampler activity. During the three months ended September 30, 2010 and 2011, the carrying cost of our inventory was $4.7 million and $4.9 million, respectively, and was partially offset by rental and sampler revenues, net of expenses, of $2.4 million and $2.5 million, respectively. During the nine months ended September 30, 2010 and 2011, the carrying cost of our inventory was $15.8 million and $17.1 million, respectively, and was partially offset by rental and sampler revenues, net of expenses, of $7.9 million and $7.2 million, respectively.

Selling and Marketing Expenses. Selling and marketing expenses were $39.5 million and $40.7 million during the three months ended September 30, 2010 and 2011, respectively. As a percentage of system-wide sales, net, selling and marketing expenses increased from 42% during the three months ended September 30, 2010 to 45% during the three months ended September 30, 2011. The increase in the sales and marketing expense as a percentage of system-wide sales, net, during the three months ended September 30, 2011 was due to the fluctuations in the mix of marketing programs, including a reduced proportion of sales to existing owners, which carry a relatively lower marketing cost, and due to changes in sales deferred under timeshare accounting rules.

Selling and marketing expenses were $102.0 million and $104.3 million during the nine months ended September 30, 2010 and 2011, respectively. As a percentage of system-wide sales, net, selling and marketing expenses remained constant at 46% during the nine months ended September 30, 2010 and 2011.

Field General and Administrative Expenses. Field general and administrative expenses, which represent expenses directly attributable to our resort sales and marketing operations and exclude corporate overhead, were $5.0 million and $5.3 million during the three months ended September 30, 2010 and 2011, respectively, and were $14.5 million and $14.3 million during the nine months ended September 30, 2010 and 2011, respectively.

Other Fee-Based Services

Revenues and costs related to our other fee-based services were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Revenues:
Fee-based management services	$12,772	$14,357	$38,337	$41,294
Title operations	3,025	2,271	7,111	6,132
Other	1,679	2,210	4,733	5,899
Total other fee-based service revenues	17,476	18,838	50,181	53,325

Costs:
Fee-based management services	6,647	7,628	18,660	20,643
Title operations	598	851	1,641	1,987
Other	2,010	2,071	4,896	5,656
Total costs of other fee-based service	9,255	10,550	25,197	28,286

Profit:
Fee-based management services	6,125	6,729	19,677	20,651
Title operations	2,427	1,420	5,470	4,145
Other	(331)	139	(163)	243
Total other fee-based service profit	$8,221	$8,288	$24,984	$25,039

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

Revenues generated by other fee-based services were $17.5 million and $18.8 million during the three months ended September 30, 2010 and 2011, respectively, and $50.2 million and $53.3 million during the nine months ended September 30, 2010 and 2011, respectively. Revenues related to other fee-based services increased in the 2011 periods as we provided services to more VOI owners and managed more timeshare resorts on behalf of property owners’ associations during the 2011 periods. As of September 30, 2011, we managed 45 timeshare resort properties and hotels compared to 43 as of September 30, 2010. Fees earned from title services decreased for the three and nine month periods ended September 30, 2011 compared to the same periods of 2010 as a result of an initiative which was implemented in 2010 to reduce our processing back-log that had the impact of increasing 2010 revenues.

We intend to continue to pursue our efforts to provide resort management and title services to resort developers and others, on a cash-fee basis. While our efforts to do so may not be successful, we hope that this will become an increasing portion of our business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $9.3 million and $10.6 million during the three months ended September 30, 2010 and 2011, respectively. Cost of other fee-based services was $25.2 million and $28.3 million during the nine months ended September 30, 2010 and 2011, respectively. The increase in the cost during the 2011 periods is due to the additional service volumes described above.

Interest Income and Interest Expense. As of September 30, 2010 and 2011, our net interest spread primarily included the interest earned on $732.5 million and $635.9 million, respectively, of gross VOI notes receivable, net of interest expense incurred on $593.2 million and $497.0 million, respectively, of related receivable-backed debt. The following table details the sources of interest income and interest expense (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011
Interest Income:
VOI notes receivable:
Non-securitized	$6,623	$6,136	$19,019	$18,590
Securitized	19,656	17,236	61,393	52,896
Other	182	161	466	500
Total interest income	26,461	23,533	80,878	71,986

Interest Expense:
Receivable-backed notes payable:
Non-recourse	8,597	7,098	28,118	22,233
Recourse	1,711	2,474	4,282	7,723
Total interest expense on receivable-backed notes payable	10,308	9,572	32,400	29,956
Other	4,874	3,653	14,069	11,790
Total interest expense	15,182	13,225	46,469	41,746

Net interest spread	$11,279	$10,308	$34,409	$30,240

Interest Income. Interest income was $26.5 million and $23.5 million during the three months ended September 30, 2010 and 2011, respectively. Interest income was $80.9 million and $72.0 million during the nine months ended September 30, 2010 and 2011, respectively. The decrease in interest income during the 2011 periods compared to the same periods during 2010 was a result of the continued decrease in our VOI notes receivable portfolio, which in turn was due to both the maturing of the portfolio as well as our efforts to increase cash sales and collect higher down payments on those VOI sales that we do finance. We expect that our notes receivable portfolio will continue to decrease in the near term due to these factors.

Interest Expense. Interest expense on receivable-backed notes payable was $10.3 million and $9.6 million during the three months ended September 30, 2010 and 2011, respectively. Interest expense on receivable-backed notes payable was $32.4 million and $30.0 million during the nine months ended September 30, 2010 and 2011, respectively. Our other interest expense, which is primarily comprised of interest on lines of credit and notes payable and on our subordinated debentures, was $4.9 million and $3.7 million during the three months ended September 30, 2010 and 2011, respectively, and $14.1 million and $11.8 million during the nine months ended September 30, 2010 and 2011, respectively.

Our total interest expense, which includes interest expense on receivable-backed notes payable and interest on lines of credit, notes payable and subordinated debentures, was $15.2 million and $13.2 million during the three months ended September 30, 2010 and 2011, respectively, and $46.5 million and $41.7 million during the nine months ended September 30, 2010 and 2011, respectively. Interest expense decreased during the three and nine months ended September 30, 2011 compared to the same periods during 2010 due to the lower outstanding average debt balance during the 2011 periods as a result of debt repayments, partially offset by a slightly higher average interest rate. Our effective cost of borrowing was 7.4% and 7.6% during the nine months ended September 30, 2010 and 2011, respectively.

Mortgage Servicing Operations. Our mortgage servicing operations include processing payments and collection of notes receivable owned by us and by third-parties. In addition, our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities and include monthly reporting activities for our lenders and receivable investors. The cost of our mortgage servicing operations was $1.2 million and $1.3 million during the three months ended September 30, 2010 and 2011, respectively. The cost of our mortgage servicing operations was $3.8 million and $3.7 million during the nine months ended September 30, 2010 and 2011, respectively.

We earn loan servicing fees from our securitization and securitization-type transactions as well as from providing loan servicing to third-party developers. The loan servicing fees that we earn on our securitization and securitization-type transactions are included as a component of interest income on notes receivable as we consolidate the VIEs that hold the notes receivable and related debt (see Note 3 to our Condensed Consolidated Financial Statements). Servicing fee income earned for servicing the loan portfolios of two of our third-party developers in connection with our fee-based service arrangements was approximately $0.1 million and $0.3 million during the nine months ended September 30, 2010 and 2011, respectively. As of September 30, 2011, the total amount of notes receivable serviced by us under these arrangements was $40.6 million.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters to support our business operations, including accounting, human resources, information technology, treasury, and legal. In addition, changes in both health insurance and accrued payroll between reporting periods for the entire company are recorded as corporate general and administrative expense.

Corporate general and administrative expenses were $7.8 million and $9.3 million for the three months ended September 30, 2010 and 2011, respectively. Corporate general and administrative expenses were $30.1 million and $28.5 million for the nine months ended September 30, 2010 and 2011, respectively. Overall corporate general and administrative costs may fluctuate between periods for various reasons, including but not limited to the timing of professional services and litigation expenses as well as changes in both health insurance and accrued payroll between reporting periods for the entire company.

Other Expense, Net. Other expense, net, was $2.0 million for the three months ended September 30, 2010. Other expense, net, was $2.4 million and $0.9 million for the nine months ended September 30, 2010 and 2011, respectively. Other expense, net, during the 2010 periods includes a $1.6 million non-cash impairment charge related to a write-down of one of our assets to be disposed of by sale, while other expense, net for the nine months ended September 30, 2011 reflects a charge of $1.2 million due to an unfavorable outcome related to a disputed deposit on an acquisition attempted in 2005.

Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, our 51%-owned subsidiary, in our consolidated financial statements (See Note 1 to our Notes to Condensed Consolidated Financial Statements for further information). The non-controlling interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in Bluegreen/Big Cedar Vacations, LLC. Non-controlling interest in income of consolidated subsidiary was $3.2 million and $2.5 million for the three months ended September 30, 2010 and 2011, respectively. Non-controlling interest in income of consolidated subsidiary was $6.1 million and $5.3 million for the nine months ended September 30, 2010 and 2011, respectively.

Provision for Income Taxes. Our effective income tax rate related to our continuing operations was approximately 38% and 39% during the nine months ended September 30, 2010 and 2011, respectively. Our quarterly effective income tax rates are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon our taxable earnings as well as on our mix of taxable earnings in the various states in which we operate.

Discontinued Operations. On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. On June 30, 2011, our Board of Directors made a determination to seek to sell Bluegreen Communities or substantially all of its assets. As a result of this decision, it was determined that Bluegreen Communities met the criteria for classification as discontinued operations. Accordingly, the operating results of Bluegreen Communities, which prior to June 30, 2011 were presented as a separate reporting segment, are included in discontinued operations in the consolidated statements of operations. Below are the results of discontinued operations for the three and nine months ended September 30, 2010 and September 30, 2011 (in thousands):

	For the Three Months Ended September 30,
	2010		2011
Revenues of discontinued operations	$3,036		$2,559
Cost of discontinued operations	(27,799	) (1)	(4,547)
Loss on assets held for sale	—		(1,747)
Interest expense	(1,078)		(733)
Loss from discontinued operations before benefit for income taxes	(25,841)		(4,468)
Benefit for income taxes	9,711		1,842
Loss from discontinued operations, net	$(16,130)		$(2,626)

	For the Nine Months Ended September 30,
	2010		2011
Revenues of discontinued operations	$9,304		$9,570
Cost of discontinued operations	(46,502	) (2)	(14,707)
Loss on assets held for sale	—		(58,504)
Interest expense	(3,366)		(2,265)
Loss from discontinued operations before benefit for income taxes	(40,564)		(65,906)
Benefit for income taxes	15,595		25,517
Loss from discontinued operations, net	$(24,969)		$(40,389)

(1)	Includes non-cash inventory impairment charge of $20.8 million. See additional information below.

(2)	Includes non-cash inventory impairment charge of $26.4 million. See additional information below.

Revenues of discontinued operations, which primarily related to sales of homesites, were $3.0 million and $2.6 million during the three months ended September 30, 2010 and 2011, respectively, and $9.3 million and $9.6 million during the nine months ended September 30, 2010 and 2011, respectively. The increase in the sales during the nine months ended September 30, 2011 was due to the recognition of revenue previously deferred related to one of our communities in which we substantially completed development during the first quarter of 2011.

Cost of discontinued operations was $27.8 million and $4.5 million for the three months ended September 30, 2010 and 2011, respectively, and $46.5 million and $14.7 million for the nine months ended September 30, 2010 and 2011, respectively. Cost of discontinued operations primarily consists of cost of sales of real estate, expenses associated with the operation of two golf courses, selling and marketing expenses, and general and administrative expenses. Cost of discontinued operations during the three and nine months ended September 30, 2010 also included non-cash impairment charges of $20.8 million and $26.4 million, respectively, to write-down certain phases of our properties to their estimated fair value less costs to sell, incurred as a result of continued low sales volume, reduced prices and the impact of reduced sales on the forecasted sellout period of the communities projects.

Loss from discontinued operations during the nine months ended September 30, 2011 includes a loss on assets held for sale of approximately $58.5 million, resulting from a $57.8 million non-cash charge which we recorded with respect to Bluegreen Communities’ assets based on our valuation of the assets held for sale. While fair value was derived from the sale price under the Purchase and Sale Agreement described below, the transaction may not be consummated on the contemplated terms or at all. As a result, additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of assets held for sale are materially different from the sales price under the Purchase and Sale Agreement.

Discontinued operations also include interest expense on notes payable which are collateralized by certain Bluegreen Communities inventory and property and equipment as such debt is required to be repaid upon the sale of the related assets. Interest expense was $1.1 million and $0.7 million during the three months ended September 30, 2010 and 2011, respectively and $3.4 million and $2.3 million during the nine months ended September 30, 2010 and 2011, respectively. Interest expense decreased during the 2011 periods due to lower average debt balances as a result of debt repayments.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $31.5 million in cash. Assets excluded from the sale primarily include Bluegreen Communities’ notes receivable portfolio.

Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. The agreement provides for the transaction to be consummated on a date no earlier than December 2, 2011 and no later than February 3, 2012; provided that the closing may be accelerated upon mutual agreement of the parties or extended until a date no later than March 5, 2012 to the extent necessary for all required consents to the transfer of certain operating contracts related to Bluegreen Communities’ business to be obtained. Southstar has advised us that it needs to obtain debt and/or equity financing in order to close the transaction, but obtaining such financing is not a closing condition. There can be no assurance that the transaction will be consummated on the contemplated terms, including in the contemplated time frame, or at all. As the transaction is an asset sale, liabilities not assumed by Southstar under the agreement and liabilities related to Bluegreen Communities’ operations prior to the closing of the transaction will be retained by our subsidiaries. See Note 8 to Condensed Consolidated Financial Statements for additional information.

Changes in Financial Condition

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2011 (in thousands):

	For the Nine Months Ended September
	2010	2011

Cash flows provided by operating activities	$125,750	$119,590
Cash flows used in investing activities	(2,367)	(2,865)
Cash flows used in financing activities	(107,977)	(118,414)
Net increase (decrease) in cash and cash equivalents	$15,406	$(1,689)

Cash Flows from Operating Activities. We generated $119.6 million of cash from our operating activities during the nine months ended September 30, 2011, as compared to $125.8 million of cash generated during the same period in 2010. During the nine months ended September 30, 2011, our operating cash flow was reduced by lower interest income on notes receivable due to the decreasing balance of the portfolio.

Cash Flows from Investing Activities. We used $2.9 million of cash in our investing activities during the nine months ended September 30, 2011, as compared to $2.4 million of cash used during the same period in 2010. The cash used by our investing activities increased slightly during the 2011 period reflecting spending for property and equipment to support our operations.

Cash Flows from Financing Activities. We used $118.4 million of cash in our financing activities during the nine months ended September 30, 2011, as compared to $108.0 million of cash used during the same period of 2010. The increase in the cash used in financing activities during the nine months ended September 30, 2011 reflects lower proceeds from borrowings collateralized by notes receivable due to a decrease in the VOI notes receivable that we generate. This decrease was partially offset by lower repayments on borrowings collateralized by notes receivable on a lower outstanding debt balance. For additional information on the availability of cash from our existing credit facilities as well as our repayment obligations, see Liquidity and Capital Resources below.

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

During the nine months ended September 30, 2011, including down payments received on financed sales, 55% of our VOI sales were paid in cash within approximately 30 days from the contract date.

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

Historically, our business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers has been a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in our ability to meet our short and long-term cash needs and we have attempted to diversify our sources of such financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Although we believe that in general we currently have adequate completed VOIs in inventory to satisfy our needs for the next several years, we expect to develop VOIs at our Bluegreen/Big Cedar Joint Venture in the near-term. Accordingly, except for development at the Bluegreen/Big Cedar Joint Venture, we expect acquisition and development expenditures to remain at current levels in the near term. Furthermore, if the opportunity to acquire a strategic property on favorable terms presents itself, we may decide to acquire or develop more inventory in the future which would increase our acquisition and development expenditures and may require us to incur additional debt. During the fourth quarter of 2011, we expect development expenditures to be in a range of approximately $2.0 million to $3.0 million.

The challenging credit markets over the past several years have negatively impacted our financing activities. While the credit markets appear to be recovering and we consummated term securitizations and entered into new financing facilities during 2010 as well as renewed and expanded certain of our facilities during the nine months ended September 30, 2011, we may not be able to renew our existing receivable-backed lines of credit when their current advance periods expire or secure new financing for our VOI notes receivable on acceptable terms, if at all. In addition, the securitization market has become unavailable for extended periods of time in the past and may become unavailable to us in the future.

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

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments, or pay cash dividends on or repurchase common stock; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our financing arrangements materially limit our ability in the near term to pay cash dividends on our common stock and repurchase shares. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

Credit Facilities

The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of September 30, 2011. These facilities do not constitute all of our outstanding indebtedness as of September 30, 2011. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of September 30, 2011 (dollars in thousands):

	Borrowing Limit		Outstanding Balance as of September 30, 2011	Availability as of September 30, 2011		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2011

BB&T Purchase Facility(1)	$50,000	(2)	$20,597	$29,403	(2)	December 2012(2); December 2015(2)	30 day LIBOR +3.50%(2); N/A
Quorum Purchase Facility	20,000		5,747	14,253		December 2011; December 2030	8.00%
2011 Liberty Bank Facility(1)(3)	60,000		6,421	14,245		February 2013; February 2016	Prime Rate +2.25%; 6.50%(4)
CapitalSource Facility(1)	30,000		—	30,000		September 2013; September 2016	30 day LIBOR+5.75%; 6.50%(5)
	$160,000		$32,765	$87,901

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)

On October 14, 2011, the BB&T Purchase Facility was amended and extended. The borrowing limit, advance period expiration, maturity and borrowing rate shown above reflect the amended terms. Prior to the amendment, the borrowing limit was $75.0 million, the advance period expiration date was December 2011, the borrowing maturity was December 2023 and the borrowing rate was Prime Rate plus 2.0% (5.25% as of September 30 2011). See further discussion below.

(3)

In February 2011, we entered into a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. Availability under the 2011 Liberty Bank Facility is reduced by the amounts outstanding to the extending participants under the 2008 Liberty Bank Facility, as the aggregate amount outstanding to such participants under the 2008 Liberty Bank Facility and the 2011 Liberty Bank Facility at any point in time cannot exceed $60.0 million. The amount outstanding under the 2008 Liberty Bank Facility to the extending participants was $39.3 million as of September 30, 2011.

(4)	Interest charged on this facility is subject to a floor of 6.50%.

(5)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.

BB&T Purchase Facility. As of September 30, 2011, we had a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”), which had a revolving advance period through December 17, 2011. During the nine months ended September 30, 2011, we pledged $32.0 million of VOI notes receivable to this facility and received cash proceeds of $21.6 million. We also repaid $1.0 million on the facility.

On October 14, 2011, the BB&T Purchase Facility was amended to provide for the financing of our timeshare notes receivable at an advance rate of 67.5% through the revolving advance period ending December 17, 2012, subject to the terms of the facility and eligible collateral. The amended facility allows for maximum outstanding borrowings of $50.0 million and matures three years after the revolving advance period has expired (such three-year period, the “Term-Out Period”), or earlier as provided under the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5%. During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. The 30-day LIBOR rate is subject to a floor of 1.25%.

Additionally, subject to the terms of the facility, we will continue to receive the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the commencement of the Term-Out Period, at which point all of the excess cash flow will be paid to BB&T until the outstanding balance is reduced to zero.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is non-recourse and is not guaranteed by us.

Quorum Purchase Facility. On December 22, 2010, we entered into a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the facility and subject to certain conditions precedent, Quorum has agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The terms of the Quorum Purchase Facility reflect an 80% advance rate and a program fee rate of 8% per annum. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. The Quorum Purchase Facility contemplates the ability of Quorum to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. Subject to performance of the collateral, we will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payment of customary fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by us.

During the nine months ended September 30, 2011, we pledged $7.6 million of VOI notes receivable to this facility and received cash proceeds of $6.0 million. We also repaid $0.4 million on the facility.

2011 Liberty Bank Facility. In February 2011, we entered into a new revolving hypothecation facility with certain participants in our 2008 Liberty Bank Facility (see discussion of our 2008 Liberty Bank Facility below, under Other Outstanding Receivable-Backed Notes Payable). This new $60.0 million facility (“2011 Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($39.3 million as of September 30, 2011), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of September 30, 2011).

During the nine months ended September 30, 2011, we pledged $9.1 million of VOI notes receivable to this facility and received cash proceeds of $7.7 million. We also repaid $1.3 million on the facility.

CapitalSource Facility. On September 20, 2011, we entered into a $30.0 million revolving timeshare receivables hypothecation facility (“the CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the Facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.5% as of September 30, 2011). The CapitalSource Facility includes affirmative, negative and financial covenants and events of default. As of September 30, 2011 there were no amounts borrowed and outstanding under this facility.

Other Outstanding Receivable-Backed Notes Payable

We have outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. We had the following outstanding balances under such credit facilities as of September 30, 2011 (dollars in thousands):

	Balance as of September 30, 2011	Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2011

2008 Liberty Bank Facility	$53,639	August 2014	Prime + 2.25%; 6.50% (1)
NBA Receivables Facility	18,407	September 2017, October 2018 (2)	30 day LIBOR+5.25%; 6.75% (3)
GE Bluegreen/Big Cedar Facility	17,507	April 2016	30 day LIBOR+1.75%; 1.99%
Legacy Securitization (4)	17,271	September 2025	12.00%
RFA Receivables Facility	1,710	February 2015	30 day LIBOR+4.00%; 4.24%
Non-recourse Securitization Debt	355,745	Varies	Varies
	$464,279

(1)	Interest charged on this facility is subject to a floor of 6.50%

(2)	$13.4 million of the amount outstanding as of September 30, 2011 matures on September 30, 2017, and $5.0 million matures on October 31, 2018.

(3)	Interest charged on this facility is subject to a floor of 6.75%.

(4)

Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $2.0 million.

2008 Liberty Bank Facility. We have a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. During the nine months ended September 30, 2011, we repaid $13.9 million on the facility.

In February 2011, we entered into the 2011 Liberty Bank Facility described above with certain existing participants in the Liberty-led syndicate. See Credit Facilities for Bluegreen Receivables with Future Availability above for further information regarding the 2011 Liberty Bank Facility.

NBA Receivables Facility. In September 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provides an 85% advance on eligible receivables, subject to terms and conditions which we believe to be customary for facilities of this type. At the time of closing of the transaction, $23.5 million of eligible receivables were pledged and we received an advance of $20.0 million. The availability period under the facility had expired on June 30, 2010; however the facility was amended during May 2011 to allow us to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.0 million borrowing limit for all amounts outstanding under the facility.

All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of September 30, 2011).

The unpaid balance related to the initial September 30, 2010 advance, $13.4 million of which was outstanding as of September 30, 2011, matures on September 30, 2017. The unpaid balance related to the additional advances, $5.0 million of which was outstanding as of September 30, 2011, matures on October 31, 2018.

During the nine months ended September 30, 2011, we pledged $5.9 million of VOI notes receivable to this facility and received cash proceeds of $5.0 million. We also repaid $4.9 million on this facility.

The GE Bluegreen/Big Cedar Receivables Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest at a rate adjusted monthly to the 30-day LIBOR rate plus 1.75%. During the nine months ended September 30, 2011, we repaid $6.4 million on this facility.

Legacy Securitization. In September 2010, we completed a securitization transaction of the lowest FICO®-score loans previously financed in the above described BB&T Purchase Facility. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, the date that we implemented our FICO® score-based credit underwriting program, and relate to loans to borrowers with FICO® scores below 600.

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

We guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equivalent to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During the nine months ended September 30, 2011, $6.1 million was repaid on this facility.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our inventories. As of September 30, 2011, these included the following significant items (dollars in thousands):

	Outstanding Balance as of September 30, 2011	Borrowing Maturity (1)	Borrowing Rate; Rate as of September 30, 2011
RFA AD&C Facility	$33,811	June 2012	30-day LIBOR+4.50%; 4.74%
H4BG Communities Facility	25,545	December 2012 (2)	Prime + 2.00%; 8% (3)
Wells Fargo Term Loan	22,406	April 2012	30-day LIBOR + 6.87%; 7.11%
Foundation Capital	13,015	October 2015	8% (4); 8%
Textron AD&C Facility	4,237	Varies by loan (5)	1.50%; 4.50% – 4.75%
Other Lines-of-Credit and Notes Payable	4,967	Varies	Varies
	$103,981

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between September 30, 2011 and maturity.

(2)

This facility is secured by certain Bluegreen Communities real property homesites and property and equipment assets and will become due and payable upon the sale of the related assets, if consummated prior to the note maturity date. See additional information below.

(3)	The interest rate on this facility is subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter.

(4)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.

(5)	The maturity dates for this facility vary by loan as discussed below.

RFA AD&C Facility. In September 2010, GMAC assigned all of its right, title, and interest in this facility (previously known as GMAC AD&C Facility) to Resort Finance America, LLC (“RFA”). This assignment did not affect any of the material financial terms of the loan agreement. This facility was used to finance the acquisition and development of certain of our resorts and currently has one outstanding project loan, collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”). The Club 36 Loan is scheduled to mature in June 30, 2012. Principal payments are effected through agreed-upon release prices as timeshare interests in Bluegreen Club 36 are sold, subject to periodic minimum required amortization. As of September 30, 2011, we had no availability under this facility.

During the nine months ended September 30, 2011, we repaid $18.5 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by our Fountains Resort in Orlando, Florida. Approximately $33.8 million was outstanding on the Club 36 Loan as of September 30, 2011, $11.2 million of which was due and paid by October 31, 2011.

H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by the following golf courses: The Bridges at Preston Crossings (Grayson County, Texas); and Sanctuary Cove (Waverly, Georgia).

Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2.0%, subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter. The H4BG Communities Facility also requires that a fee of $2.0 million be paid to the lender upon the maturity of the facility. During the nine months ended September 30, 2011, we repaid $5.3 million of the outstanding balance under this facility.

The facility is scheduled to mature on December 31, 2012, however, if the assets that secure the facility are sold prior to the scheduled maturity date, the facility will mature upon the sale of the assets. The assets to be sold under the Purchase and Sale Agreement described throughout this report relating to substantially all of the assets which comprise Bluegreen Communities, include the assets pledged as collateral under this facility.

Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which amended, restated and consolidated our then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). Under the terms of the agreement, principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization as of September 30, 2011 of $2.2 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, we pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in a term securitization transaction we completed in December 2010. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.11% as of September 30, 2011).

During the nine months ended September 30, 2011, we repaid $8.4 million under this facility.

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

On October 28, 2009, we entered into an amendment to the Textron AD&C Facility and a sub-loan under the facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Odyssey Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan to December 31, 2011, and revised the periodic minimum required principal amortization. We pay Textron principal payments as we sell timeshare interests that collateralize the Odyssey Sub-Loan, subject to periodic minimum required principal amortization. As amended, our minimum required principal payments are $1.0 million per quarter through maturity. As of September 30, 2011, our outstanding borrowings under the Odyssey Sub-Loan totaled less than $0.1 million, which we paid in full in October 2011.

We also have a sub-loan under the Textron AD&C Facility which we used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). The outstanding balance under the Atlantic Palace Sub-Loan was $4.2 million as of September 30, 2011. We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.

During the nine months ended September 30, 2011, we repaid $5.1 million under this facility.

Commitments

Our material commitments as of September 30, 2011 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our projects based on our sales contracts with customers and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our non-cancelable operating leases by period date, as of September 30, 2011 (in thousands):

	Payments Due by Period

	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Contractual Obligations
Receivable-backed notes payable(1)	$—	$53,639	$34,254	$409,151	$497,044
Lines-of-credit and notes payable (2)	65,652	23,662	12,570	2,097	103,981
Jr. subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	7,262	11,946	11,711	23,148	54,067
Total contractual obligations	72,914	89,247	58,535	545,223	765,919

Interest Obligations (3)
Receivable-backed notes payable
	32,529	64,768	57,085	169,369	323,751
Lines-of-credit and notes payable	4,743	2,572	1,201	451	8,967
Jr. subordinated debentures	6,348	11,572	11,572	112,118	141,610
Total contractual interest	43,620	78,912	69,858	281,938	474,328
Total contractual obligations	$116,534	$168,159	$128,393	$827,161	$1,240,247

(1)	Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $2.0 million.

(2)

Principal payments of $7.0 million and $18.7 million for the less than one year period and one-to-three year periods, respectively, relate to the H4BG Communities Facility. All of the assets that collateralize this facility are included in the assets contemplated to be sold under the Purchase and Sale Agreement described herein relating to the proposed sale of substantially all of the assets which comprise Bluegreen Communities. Upon the sale of such assets, the debt will become due and payable. Additionally, approximately $0.2 million presented within payments after 5 years relates to other notes payable which will also become due and payable upon the sale of the assets of the Bluegreen Communities business.

(3)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2011.

We estimate that the cash required to satisfy our Bluegreen Resorts development obligations related to resort buildings and resort amenities was approximately $6.5 million as of September 30, 2011. We estimate that the cash required to satisfy our development obligations related to Bluegreen Communities projects was approximately $5.0 million as of September 30, 2011. These estimates assume that we are not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, we anticipate that we will incur such obligations in the future. We plan to fund these expenditures over the next three to ten years, primarily with cash generated from operations; however, we may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated.

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

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, we may be required to seek waivers of such covenants, and we may not be successful in obtaining waivers, and such covenants may limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. Further, certain of our outstanding debt includes covenants which materially limit our ability to pay cash dividends on our common stock and repurchase shares of our outstanding common stock. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond our control.

Off-balance-sheet Arrangements

As of September 30, 2011, we did not have any “off-balance sheet” arrangements.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, there have not been any material changes in our legal proceedings from those previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third-parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third-parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010, the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. On August 26, 2011, the Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest’s inaction in not leasing the mineral rights was not, by itself, a breach of a duty. The Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling.

On September 18, 2008, in Case No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, in the United States District Court for the Southern District of Georgia, Brunswick Division, the plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. The plaintiffs subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws. On January 25, 2010, the plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons alleged to have been harmed by the alleged activities in a similar manner. On September 2, 2011, the court issued an Order granting Bluegreen’s motion for summary judgment and, dismissing the lawsuit in full. The time period within which the plaintiffs may appeal the decision has expired.

On June 3, 2010, in Case No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen Communities’ Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its complaint, the plaintiffs alleged that unpaid bulk cable fees are due from the defendants, and that the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association have responded that the plaintiffs breached the parties’ contract. The case went to mediation on September 20, 2010, but no resolution was reached. Both parties filed Motions for Summary Judgment. On November 3, 2011, the parties agreed to tentative terms to settle the matter and are currently negotiating a formal settlement agreement. It is currently expected that this settlement agreement, if finalized, will provide for payments to be made to the plaintiffs over a four-year period and for the plaintiffs to release the defendants from any other obligations relating to this matter. The tentative terms of the settlement contemplate the community association making a payment to the plaintiffs of $250,000 during the first year of the four-year period and Bluegreen Communities of Georgia making three annual payments to the plaintiffs of $150,000 each and a payment of $125,000 during the fourth year. It is also expected that Bluegreen Corporation will guarantee Bluegreen Communities of Georgia’s obligations under the settlement agreement. There is no assurance that the settlement will be finalized on the contemplated terms, or at all.

On September 18, 2011, in Case No. T-7663A, styled The County of Comal, Texas vs. Bluegreen Southwest One, LP et al, in the District Court of the 22nd Judicial District, Comal County, Texas, The County of Comal, Texas, collecting property taxes for itself and for various local taxing districts, brought suit for the collection of delinquent taxes alleged to be due, including interest, penalties and costs totaling approximately $0.9 million. On September 28, 2011, Southwest answered the Complaint and alleged it was entitled to an abatement of the proceeding because it has filed administrative protests with the Comal County Appraisal Review Board and is waiting for an administrative hearing and determination. Southwest disputes its liability for the taxes and while waiting for an administrative hearing on the issue, believes it is inappropriate for the civil action to proceed. No further information is available as to whether the administrative hearing will be held, and if so, when, or whether Southwest’s request for an abatement of the tax suit will be granted.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended September 30, 2011, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Exchange Act. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such program from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares under our share repurchase program since the fiscal year ended April 1, 2001. As of September 30, 2011, there were 694,500 shares remaining for purchase under our current share repurchase program.

Item 5. Other Information.

On November 11, 2011, we entered into stock option agreement amendments with, certain of our executive officers and employees including John M. Maloney, Jr., our President and Chief Executive Officer; Anthony M. Puleo, our Senior Vice President, Chief Financial Officer, Treasurer and President of Bluegreen Treasury Services; David L. Pontius, our Executive Vice President and Chief Strategy Officer, and President of Bluegreen Services; and David A. Bidgood, our Senior Vice President, and President of Bluegreen Resorts Field Sales & Marketing. Under the terms of these amendments, the applicable options held by these executive officers, which were previously granted to them under the 2005 Plan or the 2008 Plan and were initially scheduled to expire in 2015 or, for certain of the options, 2016, were fully vested and will now expire on November 25, 2011. The table below sets forth information with respect to the amendments entered into with these executive officers.

Executive Officer	Grant Date	Number of Stock Options	Exercise Price	Vesting Date	Initial Expiration Date	Amended Expiration Date
John M. Maloney, Jr.	July 20, 2005	65,000	$18.36	July 20, 2010	July 20, 2015	November 25, 2011
	July 19, 2006	45,000	$12.07	July 19, 2011	July 19, 2016	November 25, 2011
	May 21, 2008	275,000	$7.50	October 26, 2011(1)	May 21, 2015	November 25, 2011
Anthony M. Puleo	July 20, 2005	35,000	$18.36	July 20, 2010	July 20, 2015	November 25, 2011
	July 19, 2006	20,000	$12.07	July 19, 2011	July 19, 2016	November 25, 2011
	May 21, 2008	85,000	$7.50	October 26, 2011(1)	May 21, 2015	November 25, 2011
David L. Pontius	May 21, 2008	112,500	$7.50	October 26, 2011(1)	May 21, 2015	November 25, 2011
David A. Bidgood	July 20, 2005	24,000	$18.36	July 20, 2010	July 20, 2015	November 25, 2011
	July 19, 2006	30,000	$12.07	July 19, 2011	July 19, 2016	November 25, 2011
	May 21, 2008	85,000	$7.50	October 26, 2011(1)	May 21, 2015	November 25, 2011

(1) These options were initially scheduled to vest on May 21, 2013 (subject to earlier vesting in the event of a transaction which resulted in a change-in-control of the Company at a price of at least $12.50 per share, in which case a percentage (of up to 100%) of the options would have vested depending on both the timing of the event and specified price targets that increased annually starting at $12.50 per share). During October 2011, the vesting dates of these options were accelerated to October 26, 2011, as described above.

On November 11, 2011, we also entered into agreements with certain executive officers and employees including Messrs. Maloney, Puleo, Pontius and Bidgood, pursuant to which certain unvested restricted shares of our common stock previously granted to them under the 2005 Plan or the 2008 Plan were relinquished and canceled in exchange for cash payments to be made to them in two equal annual installments on December 31, 2011 and December 31, 2012. Each installment is subject to the executive officer’s continued employment with us as of each payment date (except in the case of the executive officer’s death or disability). The table below sets forth information with respect to the agreements entered into with these executive officers.

		Information Pertaining to Restricted Stock Relinquished
Executive Officer	Cash Payment	Grant Date	Number of Shares	Vesting Date
John M. Maloney, Jr.	$543,375	July 18, 2007	37,848	July 18, 2012
		February 13, 2008	77,336	February 13, 2013
		May 21, 2008	275,000	May 21, 2013(1)
Anthony M. Puleo	$168,244	July 18, 2007	10,033	July 18, 2012
		February 13, 2008	25,779	February 13, 2013
		May 21, 2008	85,000	May 21, 2013(1)
David L. Pontius	$235,200	February 13, 2008	56,391	February 13, 2013
		May 21, 2008	112,500	May 21, 2013(1)
David A. Bidgood	$232,041	July 18, 2007	25,232	July 18, 2012
		February 13, 2008	56,391	February 13, 2013
		May 21, 2008	85,000	May 21, 2013(1)

(1) These shares of restricted stock were previously subject to earlier vesting in the event of a transaction which resulted in a change-in-control of the Company at a price of at least $12.50 per share, in which case a percentage (of up to 100%) of the shares would have vested depending on both the timing of the event and specified price targets that increased annually starting at $12.50 per share.

Item 6. Exhibits.

10.100

Loan and Security Agreement by and among Bluegreen Corporation, as Borrower, and CapitalSource Bank, as Agent and a Lender, dated September 20, 2011 (incorporated by reference to exhibit 10.100 to Current Report on Form 8-K filed with the SEC on September 26, 2011).

10.101	CapitalSource Bank Promissory Note, dated September 20, 2011 (incorporated by reference to exhibit 10.101 to Current Report on Form 8-K filed with the SEC on September 26, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN CORPORATION
(Registrant)

Date: November 14, 2011	By:	/S/ JOHN M. MALONEY, JR.
John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/S/ ANTHONY M. PULEO
Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 14, 2011	By:	/S/ RAYMOND S. LOPEZ
Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)