Form 10-K
period 2011-12-31
BLUEGREEN CORP
filed 2012-03-28
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes  ☐          No    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $45,379,928 based upon the closing sale price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2011 ($2.93 per share). For this purpose, “affiliates” include members of the registrant’s Board of Directors, members of executive management of the registrant and all persons known by the registrant to beneficially own more than 10% of its outstanding Common Stock.

As of March 1, 2012, there were 31,494,527 shares of the registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUEGREEN CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K

TRADEMARKS

The terms “Bluegreen®,” “Bluegreen Communities®,” “Bluegreen Getaway Station®,” “Bluegreen Resorts®,” “Bluegreen Vacation Club®,” “Bluegreen Wilderness Club™ at Big Cedar®,” “Colorful Places to Play®,” “Colorful Places To Live And Play®,” “Go Where the Wind Takes You®,” “Leisure Path®,” “See More. Pay Less. Bluegreen Traveler Plus®,” “You’re Going To Like What You See!®,” “Encore Rewards®,” “Outdoor Traveler Logo®,” “Outdoor Traveler Destinations logo®,” “Great Vacations Destinations®,” and “Select Connections®” are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

The terms “The Hammocks at Marathon™,” “Orlando’s Sunshine Resort™,” “Solara Surfside™,” “Mountain Run at Boyne™,” “The Falls Village™,” “Bluegreen Wilderness Club™,” “Grande Villas at World Golf Village™,” “The Lodge Alley Inn™,” “Carolina Grande™,” “Harbour Lights™,” “BG Patrick Henry Square™,” “SeaGlass Tower™,” “Shore Crest Vacation Villas™,” “Laurel Crest™,” “MountainLoft™,” “MountainLoft Resort II™,” “Daytona SeaBreeze™,” “Shenandoah Crossing™,” “Christmas Mountain Village™,” “Club La Pension™,” “Bluegreen Odyssey Dells™,” “Traditions of Braselton™,” “Sanctuary Cove at St. Andrews Sound™,” “Catawba Falls Preserve™,” “Chapel Ridge™,” “Mountain Lakes Ranch™,” “Silver Lakes Ranch™,” “Mystic Shores™,” “Lake Ridge™,” “Lake Ridge at Joe Pool Lake™,” “Ridge Lake Shores™,” “Quail Springs Ranch™,” “SugarTree at the Brazos™,” “Mountain Springs Ranch™,” “Havenwood at Hunter’s CrossingTM,” “Vintage Oaks at the Vineyard™,” “King Oaks™,” “The Bridges at Preston Crossings™,” “Crystal Cove™,” “Fairway Crossings™,” “Woodlake™,” “Saddle Creek Forest™,” “The Settlement at Patriot Ranch™,” “Carolina National™,” “Brickshire™,” “Preserve at Jordan Lake™,” “Encore Dividends™,” “Bluegreen Preferred™,” “BG Pirates Lodge™,” “Bluegreen Traveler Plus™,” “BG Club 36™,” “The Cliffs™ at Long Creek,” “Bluegreen Wilderness Traveler at Shenandoah™,” “Outdoor Traveler Destinations™,” “Prizzma™,” “Prizzma The Fun Exchange™,” “Bluegreenaxis™,” “Bluegreen Getaways™,” and “Bluegreen Vacations™” are trademarks or service marks of Bluegreen Corporation in the United States.

The terms “Big Cedar®” and “Bass Pro Shops®” are registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP. The term “World Golf Village®” is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc. All other marks are registered marks of their respective owners.

MARKET AND INDUSTRY DATA

Market and industry data used throughout this Annual Report on Form 10-K were obtained from our internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and currently available information. The sources for this data include, without limitation, the American Resort Development Association. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified such market data. Similarly, our internal surveys, while believed by us to be reliable, have not been verified by any independent sources. Accordingly, such data may not prove to be accurate.

PART I

Item 1.	BUSINESS.

Introduction

We are a sales, marketing and management company, primarily focused on the vacation ownership industry. Our business has historically been conducted through two operating segments – our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”).

Our continuing operations relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed and owned by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of our 59 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences, such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

Bluegreen Communities markets residential homesites, the majority of which are sold directly to retail customers seeking to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities. Bluegreen Communities also has realty and daily-fee golf course operations. Bluegreen Communities’ historical operations also included acquiring, developing and subdividing the property comprising its residential homesites.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. Assets excluded from the sale primarily include Bluegreen Communities’ notes receivable portfolio and Bluegreen or Bluegreen Communities subsidiaries will generally remain responsible for commitments and liabilities relating to previously completed developments and assets not sold to Southstar. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. As the transaction is an asset sale, liabilities not assumed by Southstar under the agreement and liabilities related to Bluegreen Communities’ operations prior to the closing of the transaction will be retained by our subsidiaries.

Under the terms of the agreement, as amended, Southstar has delivered cash deposits totaling $4.5 million, $50,000 of which is non-refundable, and the remainder of which is being held in escrow pending closing and will only be refunded to Southstar in the event the transaction is not consummated as a result of a breach of the agreement by one or more of our subsidiaries which is not timely cured.

The agreement contains certain representations and warranties on the part of our subsidiaries and Southstar which we believe to be customary for transactions of this nature, as well as certain covenants, including non-competition and other restrictive covenants. The agreement, as amended, provides for the transaction to be consummated no later than April 30, 2012. The closing of the transaction remains subject to the parties’ receipt of all required consents and certain other customary closing conditions, including the performance by the parties of their respective obligations under the agreement. While Southstar’s receipt of financing is not a closing condition under the agreement, Southstar has advised us that it has obtained financing in order to close the transaction.

In connection with the determination made by our Board of Directors on June 30, 2011 to seek to sell Bluegreen Communities or all or substantially all of its assets, we determined that Bluegreen Communities met the criteria for classification as discontinued operations. Accordingly, the operating results of Bluegreen Communities, which prior to June 30, 2011 were presented as a separate reporting segment, are included in discontinued operations in the accompanying consolidated statements of operations. In addition, the assets related to Bluegreen Communities which are contemplated to be sold under the Purchase and Sale Agreement discussed above are presented separately on the accompanying consolidated balance sheets as “assets held for sale.” These assets primarily consist of Bluegreen Communities’ real estate assets valued on our books at $87.8 million and $28.6 million as of December 31, 2010 and 2011, respectively. The decrease in the carrying amount of the assets held for sale as of December 31, 2010 and 2011 is primarily the result of a $59.1 million non-cash charge recorded during the year ended December 31, 2011 to write down the value of Bluegreen Communities’ assets to their estimated fair value less cost to sell, which was derived based on the sale price under the Purchase and Sale Agreement.

On November 11, 2011, we entered into a definitive merger agreement with BFC Financial Corporation (“BFC”). BFC owns approximately 54% of our common stock as well as a controlling interest in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and a non-controlling interest in Benihana, Inc. (“Benihana”). Pursuant to the terms of the merger agreement, if the merger is consummated, we will become a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, holders of our common stock (other than BFC) will be entitled to receive, in exchange for each share of our common stock that they hold at the effective time of the merger, eight shares of BFC’s Class A Common Stock (as adjusted in connection with the reverse stock split expected to be effected by BFC immediately prior to the consummation of the merger). The shares of our common stock held directly or indirectly by BFC will be canceled in the merger. The merger agreement contains representations, warranties and covenants on the part of us and BFC which we believe to be customary for transactions of this type. Consummation of the merger is subject to a number of closing conditions, including the approval of both our and BFC’s shareholders, the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger and the absence of any legal restraints or prohibitions preventing the completion of the merger or litigation or other proceeding seeking to enjoin or prohibit the merger. Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate have been filed. See “Item 3 – Legal Proceedings.” The merger agreement provides for the transaction to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger.

Certain of our outstanding facilities with Wells Fargo Bank, N.A. (“Wells Fargo”) and Resort Finance America, LLC (“RFA”), which had an aggregate outstanding balance of approximately $21.1 million at December 31, 2011, require the prior consent of the lenders to the merger. The Wells Fargo loan ($19.9 million outstanding as of December 31, 2011) is due the earlier of June 30, 2012 or the closing of the merger. RFA has indicated that they intend to consent to the merger, and we are in the process of legal documentation on such consent.

If the merger is consummated, our common stock will no longer be listed for trading on the New York Stock Exchange (the “NYSE”) or registered under the Exchange Act of 1934 (the “Exchange Act”). As described above, the merger agreement requires, as a condition to the merger, that BFC’s Class A Common Stock be approved for listing on a national securities exchange at the effective time of the merger.

Bluegreen Resorts

From its inception in 1994, Bluegreen Resorts has been involved in the vacation ownership industry. As of December 31, 2011, we were selling VOIs in the Bluegreen Vacation Club at 21 sales offices at resorts located in the United States and Aruba. We believe the Bluegreen Vacation Club allows our VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs. A deeded real estate interest in a Bluegreen Vacation Club VOI in any of our resorts entitles the buyer to an annual or biennial allotment of “points” in perpetuity. Bluegreen Vacation Club members may use their points to stay in any of 59 resorts (29 Bluegreen Vacation Club – Club Resorts and 30 Club Associate Resorts) as well as having access to other vacation options, including cruises and stays at over 4,000 resorts offered through Resort Condominiums International, LLC (“RCI”), an unaffiliated external exchange network. Club members who acquired or upgraded their VOIs on or after July 1, 2007 also have access to 23 Shell Vacation Club (“Shell”) resorts through our Select Connections™ joint venture with Shell. Shell is an unaffiliated privately-held resort developer. The following table lists the Bluegreen Vacation Club – Club Resorts and Club Associate Resorts:

Bluegreen Vacation Club	Location

Club Resorts (1)

Daytona SeaBreeze (2)	Daytona Beach Shores, Florida
The Hammocks at Marathon (2)	Marathon, Florida
The Fountains (2)	Orlando, Florida
Orlando’s Sunshine Resort I & II (2)	Orlando, Florida
Casa del Mar Beach Resort (2)	Ormond Beach, Florida
Grande Villas at World Golf Village (2)	St. Augustine, Florida
Solara Surfside (2)	Surfside, Florida
Bluegreen Club La Pension (2)	New Orleans, Louisiana
Mountain Run at Boyne (2)	Boyne Falls, Michigan
The Falls Village (2)	Branson, Missouri
Paradise Point Resort (2)(3)	Hollister, Missouri
Bluegreen Wilderness Club at Big Cedar (2)(3)	Ridgedale, Missouri
The Cliffs at Long Creek (2)(3)	Ridgedale, Missouri
BG Club 36 (2)	Las Vegas, Nevada
Bluegreen at Atlantic Palace (2)	Atlantic City, New Jersey
The Suites at Hershey (2)	Hershey, Pennsylvania
The Lodge Alley Inn (2)	Charleston, South Carolina
Carolina Grande (2)	Myrtle Beach, South Carolina
Harbour Lights (2)	Myrtle Beach, South Carolina
SeaGlass Tower (2)	Myrtle Beach, South Carolina
Shore Crest Vacation Villas I & II (2)	North Myrtle Beach, South Carolina
MountainLoft (2)	Gatlinburg, Tennessee
Laurel Crest (2)	Pigeon Forge, Tennessee
Shenandoah Crossing (2)	Gordonsville, Virginia
Bluegreen Wilderness Traveler at Shenandoah (2)	Gordonsville, Virginia
BG Patrick Henry Square (2)	Williamsburg, Virginia
Bluegreen Odyssey Dells (2)	Wisconsin Dells, Wisconsin
Christmas Mountain Village (2)	Wisconsin Dells, Wisconsin
La Cabana Beach and Racquet Club (4)	Oranjestad, Aruba

Club Associate Resorts (1)

Paradise Isle Resort	Gulf Shores, Alabama
Shoreline Towers Resort	Gulf Shores, Alabama
Cibola Vista Resort and Spa (2)(5)	Peoria, Arizona
Blue Water Resort at Cable Beach (2)(5)	Cable Beach, Nassau, Bahamas
Via Roma Beach Resort (2)	Bradenton Beach, Florida
Dolphin Beach Club (2)	Daytona Beach Shores, Florida
Fantasy Island Resort II (2)	Daytona Beach Shores, Florida
Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
Tropical Sands Resort	Fort Myers Beach, Florida
Windward Passage Resort	Fort Myers Beach, Florida
Gulfstream Manor (2)	Gulfstream, Florida
Resort Sixty-Six (2)	Holmes Beach, Florida
Outrigger Beach Club (2)	Ormond Beach, Florida
Landmark Holiday Beach Resort	Panama City Beach, Florida
Ocean Towers Beach Club	Panama City Beach, Florida
Panama City Resort & Club	Panama City Beach, Florida
Surfrider Beach Club	Sanibel Island, Florida
Petit Crest Villas at Big Canoe	Marble Hill, Georgia
Studio Homes at Ellis Square (2)(5)	Savannah, Georgia
Pono Kai Resort (2)	Kapaa (Kauai), Hawaii
The Breakers Resort (2)(5)	Dennis Port, Massachusetts
The Soundings Seaside Resort (2)(5)	Dennis Port, Massachusetts
Lake Condominiums at Big Sky	Big Sky, Montana
South Mountain Resort (2)(5)	Lincoln, New Hampshire
Foxrun Townhouses	Lake Lure, North Carolina
Sandcastle Village II	New Bern, North Carolina
Waterwood Townhouses	New Bern, North Carolina
Players Club	Hilton Head Island, South Carolina
Parkside Williamsburg Resort(2)(5)	Williamsburg, Virginia
Manhattan Club(5)	New York City, New York

(1)

References to “Club Resorts” refer to resorts where we developed or acquired a significant number of VOIs associated with the resorts, even if substantially all of the VOIs in the property have been sold to consumers. References to “Club Associate Resorts” refer to resorts within the Bluegreen Vacation Club where we did not acquire or develop a significant number of the VOIs associated with the resorts. Additionally, “Club Associate Resorts” include resorts developed by third-parties where we have sold VOIs on their behalf in connection with our fee-based service business.

(2)	This resort is managed by Bluegreen Resorts Management, Inc., one of our wholly-owned subsidiaries.

(3)

This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture with Big Cedar, LLC. We own a 51% interest in this joint venture, and the joint venture’s results of operations, cash flows and financial position are included in our consolidated financial statements.

(4)	This resort is managed by Casa Grande Cooperative Association I, which has contracted with Bluegreen Resorts Management, Inc. to provide management consulting services to the resort.

(5)	This resort is a Club Associate Resort as a result of our sales of VOIs in the resort as part of our fee-based services business.

Throughout this Annual Report on Form 10-K, “estimated remaining life-of-project sales” assumes the aggregate sales of the existing, currently under construction or development, and planned VOIs at retail prices prevailing at December 31, 2011. “Bluegreen Resorts operating profit” is operating profit of our Bluegreen Resorts business prior to the allocation of corporate overhead, interest income, other income and expense items, interest expense, non-controlling interests, provision for income taxes, discontinued operations, and restructuring charges.

During 2011, we continued to expand our fee-based service business. We believe that we can leverage our expertise in sales and marketing, mortgage servicing, resort management, title services and construction management by offering these services to third-party timeshare developers and property owners’ associations. Our fee-based services business has generated positive cash flows and typically requires less capital investment than our traditional vacation ownership business.

Since our inception, we have generated approximately 379,000 VOI sales transactions, which include over 18,000 VOI sales transactions on behalf of third-parties. Bluegreen Resorts’ estimated remaining life-of-project sales of Bluegreen-owned inventory at December 31, 2011 were approximately $2.8 billion, including approximately $1.0 billion which relates to fully developed inventory. For the year ended December 31, 2011, Bluegreen Resorts recognized system-wide sales and operating profit of $303.2 million and $61.4 million, respectively.

We also offer a sampler program that allows purchasers of this product to enjoy substantially the same accommodations offered to Bluegreen Vacation Club members during a trial period, which is generally one or two years. We believe that we benefit from the sampler program as it gives us an opportunity to market our VOIs to customers when they use their trial memberships at our resorts and to recapture a portion of the costs incurred in connection with the initial marketing to prospective customers.

In addition to the sampler program described above, we use a variety of methods to attract prospective purchasers of VOIs, including marketing of mini-vacations either through face-to-face contact at retail and leisure locations or through telemarketing campaigns and marketing to current owners of VOIs.

Purchasers of VOIs are required to make a down payment of at least 10% of the VOI sales price and, subject to meeting eligibility requirements, may finance the balance of the sales price over a period of up to ten years. As part of our continued efforts to improve our operating cash flows, beginning in 2009, we began incentivizing our sales associates to encourage cash sales, and we promoted a point-of-sale credit card program with a third party bank. As a result, we have increased both the percentage of our sales that are 100% cash and our average down payment on financed sales. Including down payments received on financed sales, 58% of our sales during the year ended December 31, 2011 were paid in cash within approximately 30 days from the contract date.

Due to a significant reduction of liquidity in the receivable-backed credit markets commencing in the fourth quarter of 2008 and our continued desire to efficiently manage our timeshare marketing costs, we significantly reduced our sales volumes in the fourth quarter of 2008. Since that time, we have adjusted, and intend to continue to adjust, our sales volumes based on available liquidity in the receivable credit markets, the success of our efforts to increase the amount of cash paid at or shortly after the time that sales contracts are entered into and our ability to achieve desired levels of marketing efficiencies.

As of December 31, 2011, our VOI receivables portfolio totaled approximately $613.8 million in principal amount.

To maintain liquidity associated with our VOI receivables, we have historically had credit facilities pursuant to which we pledged or sold our consumer notes receivable. From time to time, we also engage in private placement securitization transactions and similar arrangements to pay down all or a portion of our note receivable credit facilities. We continue to actively pursue additional credit facility capacity, capital markets transactions and alternative financing solutions.

Industry Overview

The Market. The resorts component of the leisure industry is serviced primarily by two separate alternatives for overnight accommodations: commercial lodging establishments and vacation ownership resorts. Commercial lodging consists principally of hotels and motels in which a room is rented on a nightly, weekly or monthly basis, or rentals of privately-owned condominium units or homes. For many vacationers, particularly those with families, a lengthy stay at a quality commercial lodging establishment can be expensive, and the space provided to such vacationers by these establishments relative to the cost is often not economical. In addition, room rates at commercial lodging establishments are subject to change periodically and availability is often uncertain. We believe that vacation ownership presents an attractive vacation alternative to commercial lodging.

Vacation ownership interests were first introduced in Europe in the mid 1960s. Historically, the vacation ownership industry was highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. We believe that one of the most significant factors contributing to the historic growth of the vacation ownership industry was the entry into the market of some of the world’s major lodging, hospitality and entertainment companies, such as Marriott Vacations Worldwide Corp., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc., and Wyndham Worldwide Corporation. Although vacation ownership operations currently comprise only a portion of some of these companies’ overall operations, we believe that their involvement in the vacation ownership industry has enhanced the industry’s image with the general public.

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

The Consumer. According to information compiled by various sources, we believe our typical customer to be married and between 45-55 years of age, with a median household income of approximately $80,000.

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

Under a points-based system, such as the Bluegreen Vacation Club, the members purchase a real estate interest in a specific VOI resort, which is held in trust on the member’s behalf and provides the member with an annual or biennial allotment of points that can be redeemed for occupancy rights at participating resorts. We believe that compared to other vacation ownership arrangements, the points-based system offers members greater flexibility in planning their vacations. Members can stay for varying lengths of time on vacations for as little as two nights or as many nights as their points will allow on any one vacation. The number of points required for a stay at a resort varies depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations among available resorts according to their schedules, space needs, and available points. Members’ unused points may be saved for one year beyond the year they were allotted for a fee, subject to certain usage restrictions. Members also may “borrow” points from the next year’s allotment, subject to certain restrictions and pre-payment of the owner’s next year of maintenance fees.

The owners of VOIs collectively manage the resort property through a nonprofit property owners’ association that is governed by a board of directors or trustees, consisting of representatives of the developer (so long as the developer owns VOIs in the resort or as otherwise provided by law) and owners of VOIs at the resort. The board of directors hires a management company to which it delegates many of the rights and responsibilities of the property owners’ association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance.

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

Participation in Independent VOI Exchange Networks. We believe that our VOIs are made more attractive by our affiliation with an international VOI exchange network such as RCI. A VOI owner’s participation in the RCI exchange network allows an owner to exchange their annual VOI for occupancy at over 4,000 participating resorts, based upon availability and the payment of a variable exchange fee. RCI’s participating resorts are located throughout the world in over 100 countries. In 2011, approximately 6% of our owners utilized the RCI exchange network for an exchange of two or more nights. Additionally, certain Bluegreen Vacation Club members may use their points for a variety of hotel stays, RV site stays within the “Coast to Coast” network, or various cruise vacations.

We also have a joint venture with Shell called Select Connections™. This venture currently gives Bluegreen Vacation Club members who acquired or upgraded their VOIs on or after July 1, 2007 access to 23 Shell resorts. The Select Connections™ joint venture also provides members of Shell access to Bluegreen Vacation Club resorts.

No assurance can be given that our resorts will continue to participate in the RCI or Select Connections™ exchange networks, or that our customers will continue to be satisfied with these networks. Our failure or the failure of any of our resorts to participate in qualified exchange networks, or the failure of such networks to operate effectively could have a material adverse effect on us.

Fee-Based Services. Since 2009, we have focused on expanding our fee-based service business. We believe that we can leverage our expertise in sales and marketing, mortgage servicing, resort management, title services, and construction management by offering these services to third-party timeshare developers and property owners’ associations. Our fee-based services business typically generates positive cash flows and requires less capital investment than our traditional vacation ownership sales and marketing business. Our goal is for fee-based services to become an increasing portion of our business over time.

In July 2009, we began offering fee-based sales and marketing services to third-party developers by selling VOIs in their resorts as Bluegreen Vacation Club interests through our distribution network of sales offices. We seek to structure our fee for these services to cover our selling and marketing costs, plus a profit. Funds generated from the sales of the third-party VOIs are processed through our title company, which is a wholly-owned subsidiary that earns title fees in connection with the closing of the VOI transactions. Because the completed VOI was built by a third-party, we are not at risk for the development financing of these projects and we have little to no capital requirements.

Additionally, in exchange for fees, we provide management services to the Bluegreen Vacation Club and to certain property owners’ associations of the Club Resorts and Club Associate Resorts. In connection with the management services provided to the Bluegreen Vacation Club, we manage the club reservation system and provide owner services as well as billing and collections services. In connection with our management of property owners’ associations, we provide day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of December 31, 2011, we provided management services to 45 timeshare resort properties and hotels.

We also generate fee-based income by providing construction consulting services (where we manage the development of VOI inventory for third-parties) and mortgage servicing of the VOI notes originated from the sales of third-party VOIs.

Products and Services

Bluegreen Vacation Club members may use their points to stay in any of the Club Resorts or Club Associate Resorts. We consider a resort to be a Club Resort if we acquired or developed a significant number of VOIs in the resort, even if substantially all of the VOIs in the property have been sold to consumers.

A Club Associate Resort is a resort developed by a third-party, in which Bluegreen may have acquired timeshare interests for resale or in which Bluegreen has sold VOIs on behalf of a third-party in connection with our fee-based services sales and marketing business. Only a portion of each Club Associate Resort’s total timeshare interests is included in the Bluegreen Vacation Club and available for use by its members.

Units at most of the Bluegreen Vacation Club properties typically include a full kitchen, two televisions, a DVD and a CD player, and laundry facilities. Many properties offer guests a clubhouse (with an indoor or outdoor pool, a game room, exercise facilities and a lounge) and a hotel-type staff. We manage all of the Club Resorts, either directly or through a subcontract, and we manage certain of the Club Associate Resorts.

Club Resorts

Below is a description of each of the Club Resorts. Certain of the amenities described below for these resorts are separately owned and operated, and may require guests to pay separate fees.

Daytona SeaBreeze — Daytona Beach Shores, Florida. This 80-unit, oceanfront resort is located on the “World’s Most Famous Beach.” Amenities include private ocean-front balconies, a heated outdoor swimming pool, a children’s pool, a hot tub, a fitness center, a barbeque grill area and a game room. The resort is located near the world-famous Daytona International Speedway and DAYTONA USA®.

The Hammocks at Marathon — Marathon, Florida. The Hammocks at Marathon is located in the Florida Keys within easy reach of both Miami and Key West, Florida. This 58-unit waterfront resort offers such amenities as a pool, boat slips, an outside tiki bar and a variety of water sport recreational vehicle rentals.

The Fountains — Orlando, Florida. This 54-acre resort is located on a lake and is minutes away from Central Florida’s family attractions, including Walt Disney World®, SeaWorld® and Universal Studios Florida®. Amenities include a clubhouse with a heated indoor/outdoor swimming pool, a pool bar, a massage room, steam and sauna rooms, a family activity room, a tennis court, a basketball court, and a resort style pool facility, as well as an on-site Domino’s Pizza® and a Benihana restaurant.

Orlando’s Sunshine Resort — Orlando, Florida. Orlando’s Sunshine Resort is located near Wet’n’Wild® water park and Universal Studios Florida®. This 90-unit property features an outdoor swimming pool, a hot tub and tennis courts.

Casa del Mar Beach Resort — Ormond Beach, Florida. Casa del Mar is a 43-unit resort located directly on the ocean and includes an outdoor pool and miniature golf. In nearby Daytona Beach, guests can drive on the beach or visit the Daytona International Speedway.

Grande Villas at World Golf Village — St. Augustine, Florida. Grande Villas is located approximately 30 minutes away from the Atlantic Ocean and next to the World Golf Hall of Fame®. This resort features an extensive array of amenities, including a golf courses, swimming pools, a hot tub, a sauna and a playground. The resort includes 152 units.

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

Paradise Point Resort — Hollister, Missouri. Paradise Point, which currently has 36 units, is situated on Table Rock Lake. It offers studio units, executive 1-bedroom villas and spacious 2-bedroom villas. On-site amenities include a fitness center and an outdoor swimming pool.

Bluegreen Wilderness Club at Big Cedar — Ridgedale, Missouri. The Bluegreen Wilderness Club at Big Cedar is a wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. This vacation ownership resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture between Big Cedar, LLC and us, in which we own a 51% interest. The resort is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two-bedroom cabins or one- and two-bedroom lodge villas enjoy fireplaces, private balconies and full kitchens. Amenities include, or are expected to include, indoor and outdoor swimming pools and hot tubs, a lazy river, hiking trails, a campfire area, a beach and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including a marina, horseback riding, tennis courts and a spa.

The Cliffs at Long Creek — Ridgedale, Missouri. The Cliffs at Long Creek currently features 29 patio homes that overlook Table Rock Lake. These two- level, five-bedroom homes feature two master bedrooms, whirlpool bath, walk-in closet, a media room, billiards table, gourmet kitchen, covered porch, and a 2-car garage.

BG Club 36 — Las Vegas, Nevada. This 478 unit resort is located just off the Las Vegas Strip and features various amenities, including an indoor pool, outdoor sundeck, fitness center and two on-site restaurants. BG Club 36 features both one- and two-bedroom villas with Parisian Art Deco décor.

Bluegreen at Atlantic Palace — Atlantic City, New Jersey. This 31-story, 288-unit resort is situated on the Atlantic Ocean and the Atlantic City Boardwalk and features an outdoor pool, hot tub, game room, exercise room, steam room and sauna.

The Suites at Hershey — Hershey, Pennsylvania. This 79-unit resort is located near HersheyPark® and Hershey’s® Chocolate World. Amenities include an outdoor swimming pool, a hot tub, a playground, a picnic area with barbeque grills, a game room, a fitness center and indoor basketball courts.

The Lodge Alley Inn — Charleston, South Carolina. Located in Charleston’s historic district, The Lodge Alley Inn includes one- and two-bedroom suites, many furnished with an equipped kitchen, a living room with a fireplace, a dining room, a whirlpool bath, pine wood floors and 18th century-style furniture reproductions. This 90-unit resort, which features an on-site restaurant, is within walking distance of many of Charleston’s historical sites, open-air markets and art galleries.

Carolina Grande — Myrtle Beach, South Carolina. This 118-unit, 20-story tower is located across the street from the beach and through arrangement with The Carolinian Beach Resort, guests enjoy an accessible breezeway directly to the beach and other amenities, including indoor and outdoor swimming pools, hot tubs, full kitchens, washers and dryers, and views of the ocean and city. The resort is located near NASCAR® SpeedPark, Broadway at the BeachSM (a 350-acre complex featuring numerous specialty shops, restaurants, attractions and nightclubs), Myrtle Waves Water Park, Carolina Opry, Dixie Stampede and the Myrtle Beach Convention Center.

Harbour Lights — Myrtle Beach, South Carolina. Harbour Lights is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf courses and restaurants. The resort’s activities center overlooks the Intracoastal Waterway.

SeaGlass Tower — Myrtle Beach, South Carolina. The SeaGlass Tower is a 19-story, 144-unit mirrored tower located directly on the beach in Myrtle Beach. Amenities include, among others, balconies, fully equipped kitchens, whirlpool baths, an indoor and two outdoor swimming pools, a hot tub, and two saunas. SeaGlass Tower is located near Broadway at the BeachSM and the Myrtle Beach Convention Center.

Shore Crest Vacation Villas I & II — North Myrtle Beach, South Carolina. Shore Crest Vacation Villas, consisting of two multi-storied towers and 240 units, is located on the beach in the Windy Hill section of North Myrtle Beach, a mile from Barefoot Landing, which features numerous restaurants, theaters, shops and outlet stores.

MountainLoft — Gatlinburg, Tennessee. MountainLoft is located near the Great Smoky Mountains National Park and is minutes from the family attractions of Pigeon Forge, Tennessee. Units are located in individual chalets or mid-rise villa buildings. Each unit has private balconies.

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

Shenandoah Crossing — Gordonsville, Virginia. Shenandoah Crossing, which currently includes 262 units, features an 18-hole golf course, indoor and outdoor swimming pools, tennis courts, horseback riding trails and a lake for fishing and boating.

Bluegreen Wilderness Traveler at Shenandoah — Gordonsville, Virginia. This property is located adjacent to our existing Shenandoah Crossing resort. Wilderness Traveler at Shenandoah provides Bluegreen Vacation Club members with a high quality vacation experience in the “great outdoors”. Accommodations consist of cabins, luxury campsites for recreational vehicles and fully furnished climate-controlled platform tents, as well as outdoor-themed amenities and programs.

BG Patrick Henry Square – Williamsburg, Virginia. This 72-unit resort is located only 1/2 a block from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchen and colonial-inspired décor. Nearby attractions include Busch Gardens® Williamsburg, and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

Bluegreen Odyssey Dells — Wisconsin Dells, Wisconsin. This seven acre resort is located adjacent to the 156-acre Mt. Olympus Resort Water and Theme Park.

Christmas Mountain Village — Wisconsin Dells, Wisconsin. Christmas Mountain Village offers a 27-hole golf course and seven ski trails served by two chair lifts. Other on-site amenities include tennis courts, a five-acre lake with paddleboats and rowboats and four outdoor swimming pools.

La Cabana Beach & Racquet Club — Oranjestad, Aruba. La Cabana Beach & Racquet Club is a 449-suite oceanfront resort that offers one-, two-, and three-bedroom suites, garden suites and penthouse accommodations. On-site amenities include racquetball, squash, two swimming pools and private beach cabanas.

The following tables describe the relative size, and stage of development of, as well as the amount and the estimated sales value of our remaining unsold inventory at, each of our Club Resorts as of December 31, 2011. Although all inventory is sold as VOIs, we disclose the size and inventory information in terms of number of vacation homes for ease of comparability between our resorts and those of other companies in our industry. “Vacation homes” are individual lodging units (e.g., condominium-style apartments, town homes, cabins, yurts, luxury campsites, etc.).

Resort	Daytona SeaBreeze	The Hammocks at Marathon	The Fountains	Orlando’s Sunshine Resort	Casa del Mar Beach Resort
Location	Daytona Beach Shores, FL	Marathon, FL	Orlando, FL	Orlando, FL	Ormond Beach, FL
Year acquired (1)	2005	2003	2003	1997	2003
Number of vacation homes completed	80	58	571	90	43
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	175	—	—
Total current and future vacation homes	80	58	746	90	43
Percentage of total current and future vacation homes sold	79%	85%	62%	84%	71%
Estimated remaining life-of-project sales (in millions) (4)	$11.8	$12.3	$422.1	$16.9	$10.5

Resort	Grande Villas at World Golf Village	Solara Surfside Pension	Bluegreen Club La Resort	Mountain Run at Boyne	The Falls Village
Location	St. Augustine, FL	Surfside, FL	New Orleans, LA	Boyne Falls, MI	Branson, MO
Year acquired (1)	2003	2001	2008	2002	1997
Number of vacation homes completed	152	58	64	104	164
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	—	—	111
Total current and future vacation homes	152	58	64	104	275
Percentage of total current and future vacation homes sold (3)	89%	64%	67%	68%	54%
Estimated remaining life-of-project sales (in millions) (4)	$16.6	$14.7	$18.3	$21.9	$79.4

Resort	Paradise Point Resort	Bluegreen Wilderness Club at Big Cedar	Bluegreen Wilderness Club at Long Creek Ranch	BG Club 36	Bluegreen at Atlantic Palace
Location	Hollister, MO	Ridgedale, MO	Ridgedale, MO	Las Vegas, NV	Atlantic City, NJ
Year acquired (1)	2010	2000	2007	2006	2008
Number of vacation homes completed	36	312	29	478	288
Number of vacation homes under construction	24	—	—	—	—
Number of future vacation homes (2)	168	12	160	—	—
Total current and future vacation homes	228	324	189	478	288
Percentage of total current and future vacation homes sold(3)	9%	80%	15%	49%	92%
Estimated remaining life-of-project sales (in millions) (4)	$298.1	$30.0	$363.6	$244.0	$19.0

Resort	The Suites at Hershey	The Lodge Alley Inn	Carolina Grande	Harbour Lights	Seaglass Tower
Location	Hershey, PA	Charleston, SC	Myrtle Beach, SC	Myrtle Beach, SC	Myrtle Beach, SC
Year acquired (1)	2004	1998	2005	1997	2005
Number of vacation homes completed	79	90	118	240	144
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	—	78	—
Total current and future vacation homes	79	90	118	318	144
Percentage of total current and future vacation homes sold (3)	75%	93%	93%	67%	82%
Estimated remaining life-of-project sales (in millions) (4)	$19.6	$5.4	$6.9	$72.8	$17.7

Resort	Shore Crest Vacation Villas	Mountain Loft	Laurel Crest	Shenandoah Crossing	Bluegreen Wilderness Traveler at Shenandoah
Location	Myrtle Beach, SC	Gatlinburg, TN	Pigeon Forge, TN	Gordonsville, VA	Gordonsville, VA
Year acquired (1)	1996	1994	1995	1997	2007
Number of vacation homes completed	240	284	152	262	122
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	190	50	—	86
Total current and future vacation homes	240	474	202	262	208
Percentage of total current and future vacation homes sold (3)	93%	53%	56%	95%	55%
Estimated remaining life-of-project sales (in millions) (4)	$15.6	$214.0	$83.0	$10.2	$104.6

Resort	BG Patrick Henry Square	Bluegreen Odyssey Dells	Christmas Mountain Village	La Cabana Beach and Raquet Club
Location	Williamsburg, VA	Wisconsin Dells, WI	Wisconsin Dells, WI	Oranjestad, Aruba
Year acquired (1)	2006	2006	1997	1997
Number of vacation homes completed	72	86	309	449
Number of vacation homes under construction	—	—	—	—
Number of future vacation homes (2)	400	76	—	—
Total current and future vacation homes	472	162	309	449
Percentage of total current and future vacation homes sold (3)	6%	32%	93%	98%
Estimated remaining life-of-project sales (in millions)	$613.0	$159.9	$17.1	$8.6

(1)	Year that we first acquired the land to develop the resort or the year we first acquired existing VOIs at the resort, as applicable.

(2)

Number of vacation homes that can be developed at the resort in the future, although we may not have the resources to or may otherwise decide not to, commence or complete the development of any future vacation homes. In addition, any such vacation homes developed in the future may not be sold at favorable prices or at all.

(3)

Represents the portion of each resort that has been sold as of December 31, 2011, including sales made by prior owners of the resorts, if applicable. The unsold portion includes vacation homes that are either completed, under construction or subject to future development and may include VOIs that were sold and then reacquired through equity trade, receivable default or otherwise.

(4)

Estimated remaining life-of-project sales as of December 31, 2011, including both built and potential future units. These tables exclude VOI inventory that we own at several Club Associate Resorts and projected VOIs at new resort projects not yet started.

Club Associate Resorts

Below is a description of each of the Club Associate Resorts. Certain of the amenities described below for these resorts are separately owned and operated, and may require guests to pay separate fees.

Paradise Isle Resort — Gulf Shores, Alabama. This resort is located in Gulf Shores, across the street from the beach and the Gulf of Mexico. Amenities include private oceanfront balconies, an outdoor swimming pool, a children’s pool and a barbeque grill area.

Shoreline Towers — Gulf Shores, Alabama. Shoreline Towers is located on the beach in Gulf Shores, overlooking the Gulf of Mexico. This beachfront resort features two- and three-bedroom suites and offers amenities such as a pool, private balconies, biking and nearby tennis facilities.

Dolphin Beach Club — Daytona Beach, Florida. The Dolphin Beach Club is located in Daytona Beach overlooking the beach and the Atlantic Ocean. This resort features contemporary white furnishings, a tropical décor, private beachfront balconies and a heated outdoor swimming pool. Guests can enjoy numerous nearby golf courses or visit Daytona International Speedway.

Gulfstream Manor — Delray Beach, Florida. The Gulfstream Manor is located just south of Palm Beach, near shops, galleries, fine dining and boutiques. The beachfront resort features views of the ocean or courtyard and offers an intimate, small resort experience.

Mariner’s Boathouse & Beach Resort — Fort Myers Beach, Florida. Mariner’s Boathouse & Beach Resort is located on the seven-mile long island of Fort Myers Beach, alongside the beaches of the Gulf of Mexico. The beachfront villas are uniquely designed to resemble a first-class yacht, and each features a private, screened-in balcony or porch.

Tropical Sands Resort — Fort Myers Beach, Florida. Located on the seven-mile long island of Fort Myers Beach, the Tropical Sands Resort is centered around a sun deck and palm-filled courtyard. Resort amenities include an outdoor heated pool, concierge and a barbecue grill area.

Windward Passage Resort — Fort Myers Beach, Florida. This resort is located in the heart of Fort Myers Beach. Just steps away from the beach, the resort features one- and two-bedroom suites and an outdoor heated swimming pool, hot tub, tennis, basketball, volleyball, an on-site playground and a poolside bar.

Landmark Holiday Beach Resort — Panama City Beach, Florida. The Landmark Holiday Beach Resort is located on Panama City Beach. The resort features a hot tub, sauna, an indoor heated pool, barbecue grill and oceanfront private balconies.

Ocean Towers Beach Club — Panama City Beach, Florida. Located on the Miracle Strip, Ocean Towers Beach Club offers one- and two-bedroom oceanfront suites. The resort’s units feature private balconies or porches, full kitchens and washer/dryers. Other amenities include an exercise room and outdoor heated pool, and nearby tennis and golf are available.

Panama City Resort & Club — Panama City Beach, Florida. The Panama City Resort & Club is located on Panama City Beach overlooking the Gulf of Mexico. Amenities include private balconies, an outdoor heated pool, a year-round hot tub, and nearby jet skiing, windsurfing, parasailing, and golf.

Surfsider Beach Club — Sanibel Island, Florida. This resort is located along the beach on Sanibel Island. The resort features one- and two-bedroom suites and amenities such as an outdoor heated swimming pool, hot tub, tennis, fishing and biking.

Fantasy Island Resort II — Daytona Beach, Florida. This resort is situated on Daytona Beach and features units either facing or with views of the ocean. Amenities include an outdoor heated swimming pool, hot tub and two dry saunas.

Resort Sixty-Six — Holmes Beach, Florida. The resort is located on Anna Maria Island which stretches for seven miles and overlooks the Gulf of Mexico. The units at Resort Sixty-Six either overlook the courtyard, or offer views of the Gulf. Resort amenities include an outdoor heated swimming pool, hot tub and a barbecue grill area.

Outrigger Beach Club — Ormond Beach, Florida. Steps away from the beach and minutes from Daytona Beach, the Outrigger Beach Club’s boomerang shape allows all of the resort’s units to face the Atlantic Ocean. The resort features an outdoor heated swimming pool, children’s swimming pool, poolside grills and hot tub overlooking the beach and ocean.

Via Roma Beach Resort — Bradenton Beach, Florida. A beachfront enclave, Via Roma Beach Resort is located on Bradenton Beach. Featuring one- and two-bedroom suites, this beachfront resort offers such amenities as a heated outdoor swimming pool, hot tub and barbecue grill area.

Petit Crest Villas at Big Canoe — Big Canoe, Georgia. The resort is located at Big Canoe in the foothills of the North Georgia Appalachians and an hour north of Atlanta with nearby activities such as fishing, boating, golfing and tennis. Petit Crest Villas’ units feature a balcony or porch, full kitchen, fireplace, washer and dryer.

Pono Kai Resort — Kapaa (Kauai), Hawaii. This 13-acre oceanfront resort is located on Kauai’s Coconut Coast. Surrounded by palms and the Pacific, the Pono Kai Resort is close to the beaches and features tennis courts, local arts and crafts vendors, concierge and a hospitality suite.

Lake Condominiums at Big Sky — Big Sky, Montana. Lake Condominiums at Big Sky is located at the foot of Lore Mountain overlooking Lake Levinsky. Day trips may be made to Yellowstone National Park and an overnight trip may be made to Grand Teton National Park. The resort features amenities such as a year-round heated outdoor swimming pool, two large hot tubs and nearby skiing.

Foxrun Townhouses — Lake Lure, North Carolina. Located on Lake Lure at the foot of the Blue Ridge Mountains, Foxrun Townhouses offers two-bedroom units with activities, including golf, fishing, skiing in the winter and water sports in the spring, summer and fall.

Sandcastle Village II — New Bern, North Carolina. New Bern is located at the intersection of the Trent and Neuse Rivers. Guests can enjoy nearby sailing, boating and water sports, as well as the antique shops in the historic downtown area. The unique and spacious pedestal-style townhomes feature full kitchens, washers and dryers, and fireplaces.

Waterwood Townhouses — New Bern, North Carolina. Secluded in a remote area near historical Tyron Palace, the Waterwood Townhouses is perfect for sports, outdoor and nature enthusiasts. This lakefront resort offers two-bedroom suites and an on-site marina, tennis courts, miniature golf and indoor and outdoor pools.

Players Club — Hilton Head Island, South Carolina. Players Club is located on Hilton Head Island, which is famous for its striking natural beauty, expansive beaches and world-class golf and tennis. This resort features 28 lighted tennis courts and one of the finest health clubs on the island.

Club Associate Resorts Related to our Fee-Based Service Business

The following are Club Associate Resorts, where in connection with our fee-based service sales and marketing business, we sell third-party developers’ VOIs as Bluegreen Vacation Club interests. Certain of the amenities described below for these resorts are separately owned and operated, and may require guests to pay separate fees.

Cibola Vista Resort and Spa — Peoria, Arizona. Located between Lake Pleasant and Phoenix, this resort offers two outdoor pools and water slides, workout facilities, studios, and one- and two- bedroom suites with kitchens, fireplaces, and Western decor.

Blue Water Resort at Cable Beach — Cable Beach, Nassau, Bahamas. This oceanfront resort, located on the white sands of Cable Beach in the Nassau suburbs, offers three-bedroom suites and an outdoor pool.

The Studio Homes at Ellis Square — Savannah, Georgia. This 28-unit resort is centrally located in historic downtown Savannah. Accommodations include one- and two-bedroom suites with fully-equipped designer kitchens.

The Breakers Resort — Dennis Port, Massachusetts. This 52-unit resort is located on the beautiful sandy beaches of Nantucket Sound in Cape Cod. This resort offers studio, one- and two-bedroom units and an outdoor heated pool.

The Soundings Seaside Resort — Dennis Port, Massachusetts. This 89-unit resort is centrally located on Nantucket Sound in Cape Cod. This resort has studio, one- and two-bedroom units as well as hotel efficiencies. Many of the rooms offer unobstructed views of the Nantucket Sound. The property offers a variety of amenities from the oceanfront outdoor pool and heated indoor pool to an outdoor putting green and a private stretch of beach.

South Mountain Resort — Lincoln, New Hampshire. This 69-unit resort features year-round activities and offers many on-site amenities, and is a short drive to three separate ski mountains, hiking and biking trails, and many shops and restaurants.

The Manhattan Club — New York City, New York. This resort is located in the heart of New York City and is within walking distance to some of the city’s finest attractions, bars, restaurants, nightclubs and theaters. Suites feature high-end furnishings, kitchenettes, marble baths and pillow-top mattresses as well as flat screen TVs, Bose radios and Wi-Fi Internet access.

Parkside Williamsburg Resort — Williamsburg, Virginia. This 35-unit resort is located only blocks away from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchens and colonial-inspired décor. Nearby attractions include Busch Gardens® Williamsburg and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

Exchange Networks

As described above, in addition to our Club Resorts and Club Associate Resorts, Bluegreen Vacation Club members also have access to participating resorts in the RCI exchange network and, with respect to those members who acquired or upgraded their VOIs on or after July 1, 2007, Shell resorts through Select Connections™.

Future Resorts and Acquisition of Additional Inventory

We believe that we currently have adequate timeshare inventory to satisfy our projected sales of VOIs for 2012 and a number of years thereafter. Accordingly, except in limited instances, such as VOI resorts to be developed through our Bluegreen/Big Cedar Joint Venture, we currently do not plan to acquire or significantly develop additional resort properties in the near term. However, if the opportunity to acquire a strategic property on favorable terms presents itself, we may decide to acquire or develop more inventory in the future. Further, we anticipate that we will continue to add additional resorts to the Bluegreen Vacation Club through our fee-based services business.

Marketing and Sale of Inventory

Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs, including selling discount vacation packages either face-to-face or through telemarketing efforts to consumers we meet in connection with various marketing alliances (as discussed in greater detail below), acquiring the right to market to prospective purchasers from third-party vendors, and referrals of prospective purchasers from existing VOI owners.

Bluegreen Resorts sometimes provides hotel accommodations or accommodations in one of our resorts to prospective purchasers at reduced rates in exchange for their touring one of our resorts. In addition to attracting new customers, we seek to sell VOIs to both the buyers of our sampler program upon their stays at our resorts and to our existing VOI owners (“owner sales”). Owner sales generally have lower marketing costs and typically result in relatively higher operating margins than sales generated through other marketing channels. During 2011, owner sales accounted for 57% of our system-wide sales.

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

One of our wholly-owned subsidiaries has a joint venture arrangement with Big Cedar, LLC (“Big Cedar”), an affiliate of Bass Pro, Inc. (“Bass Pro”). Our subsidiary owns 51% of the limited liability company joint venture (the “Joint Venture”), and Big Cedar owns the remaining 49%. The Joint Venture develops, markets and sells VOIs at the Bluegreen Wilderness Club at Big Cedar, a wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. The Joint Venture also develops, markets, and sells timeshare interests in The Cliffs at Long Creek and, in October 2011, the Joint Venture began marketing and selling timeshare interests in its newest resort, Paradise Point Resort, also located in close proximity to the Big Cedar Resort. The Joint Venture pays Big Cedar a fee upon sales of certain timeshare interests for promotional, marketing and advertising services.

We have an exclusive marketing agreement with Bass Pro, which was recently extended through January 2025. Bass Pro is a privately-held retailer of fishing, marine, hunting, camping and sports gear. Pursuant to the agreement, we have the right to market VOIs at each of Bass Pro’s retail locations. As of December 31, 2011, we marketed VOIs in 55 of Bass Pro’s stores. Under the agreement, we also have the right to market VOIs in Bass Pro’s catalogs and on its web site, and we have access to Bass Pro’s customer lists. In exchange, we compensate Bass Pro based on the overall success of these marketing activities. The amount of compensation is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. No compensation is paid to Bass Pro on sales made by the Joint Venture of VOIs owned by the Joint Venture. In accordance with the agreement, we make an annual prepayment to Big Cedar by January of each year. The prepayment is an advance payment for anticipated commissions equal to 100% of the amount of commissions estimated to be generated during the upcoming year, as determined by us and Big Cedar, not to exceed $5.0 million. No additional commissions are paid to Big Cedar during any year, until the annual prepayment for that year has been fully earned. In 2009, 2010 and 2011, we incurred Bass Pro-related marketing expenses of approximately $2.2 million, $2.9 million, and $3.9 million, respectively.

Our sales offices are located adjacent to certain of our resorts and are staffed with sales representatives and sales managers, all of whom are our employees. We sponsor ongoing training for our personnel. During the year ended December 31, 2011, our selling and marketing expense was $135.6 million, or 45% of the system-wide sales of VOIs, net, of $302.7 million (including sales of VOIs on behalf of third parties).

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

Customer Financing

We offer financing of up to 90% of the purchase price of our VOIs to our VOI customers who meet certain FICO® score-based underwriting standards. The typical financing extended by us on a VOI during the year ended December 31, 2011 provided for a term of 10 years and a fixed interest rate. However, we also encourage purchasers to finance their purchase with a loan having a term of five or seven years by offering a lower interest rate. In connection with our VOI sales, we deliver the property deed to the trustee of the Bluegreen Vacation Club on behalf of the purchaser and secure repayment of the purchaser’s obligation by obtaining a mortgage on the purchaser’s real estate-based VOI.

In connection with our continued efforts to improve our cash flows from operations, we have in recent years realized higher down payments and a higher percentage of cash sales with our VOI customers compared to historical amounts. Including down payments received on financed sales, 58% of our sales for 2011 were received in cash within approximately 30 days from the date of contract.

See “Industry Overview — The Consumer” above for more information about the demographic profile of our typical customer. See “Sales of Receivables/Pledging of Receivables” below for information regarding our receivable financing activities.

Loan Underwriting

Prior to December 15, 2008, our VOI financing was not subject to any significant loan underwriting criteria and no FICO® score was obtained prior to extending credit. Instead, customer financing on sales of VOIs typically only required the following: (i) receipt of a minimum down payment of 10% of the purchase price; (ii) a note and mortgage (or deed of trust); and (iii) other closing documents by the purchaser and the Company.

Effective December 15, 2008, we implemented a FICO® score-based credit underwriting program. Following implementation, we no longer provided financing to customers with FICO® scores below 500 and new customers with FICO® scores between 500 and 599 were required to make a minimum cash down payment of 20%. Effective January 1, 2010, we further increased our credit underwriting standards such that we no longer provide financing to customers with FICO® scores below 575. For loans with an outstanding balance as of December 31, 2011 that were originated from December 15, 2008 through December 31, 2009, FICO® scores at the point of sale reflected a weighted average of 705. For loans with an outstanding balance as of December 31, 2011 that were originated from January 1, 2010 through December 31, 2011, FICO® scores at the point of sale reflected a weighted average of 716. Further information is set forth in the following table:

	Percentage of originated and serviced VOI receivables
FICO® Score	Loans originated December 15, 2008 - December 31, 2009	Loans originated January 1, 2010 - December 31, 2011

Below 575	5%	0%
Between 575 and 619	8%	8%
Between 620 and 700	33%	33%
Above 700	54%	59%

We encourage purchasers to make higher down payments and accept shorter loan period terms by offering lower interest rates. In addition, where permitted under applicable laws rules and regulations, buyers get a 1% discount in the interest rate by participating in our pre-authorized checking payment plan. As of December 31, 2011, approximately 88% of our serviced VOI notes receivable were on our pre-authorized payment plan.

Effective November 1, 2008, we increased the interest rates charged on new loans. We believe that the weighted-average interest rate on our portfolio will increase over time, as the lower-interest rate older loans continue to amortize down. The weighted-average interest rate on our VOI notes receivable was as follows:

As of December 31,
2010		2011
Loans originated before November 1, 2008	Loans originated on or after November 1, 2008	Loans originated before November 1, 2008	Loans originated on or after November 1, 2008
15.02%	16.10%	14.99%	16.16%

Collection Policies

Financed sales of VOIs originated by us typically utilize a note and mortgage. Collection efforts related to the timeshare loans are managed by us and are handled by a staff of experienced collectors, assisted by a mortgage collection computer system. Our collectors are incentivized through a performance-based compensation program. Technological capabilities include, but are not limited to, automated lock box and clearing house processing. The goal of our collection policy is designed to minimize defaults and delinquencies and maximize cash flow, subject to limitations as may be imposed by lenders who hold security interests in such loans or by other note issuers who acquire such loans.

We generally make collection efforts to customers by mail and by telephone. Telephone contact generally commences when an account is as few as 10 days past due. At 30 days past due, a collection letter is sent to U.S. residents advising the customer that if the loan is not brought current, the delinquency will be reported to the credit reporting agencies. At 60 days delinquent, we send a lockout letter to the customer advising that they cannot make any future reservations for lodging at a resort. If the delinquency continues, at 90 days past due, we stop the accrual of, and reverse previously accrued, but unpaid, interest on the note receivable and mail a “Notice of Intent to Cancel Membership,” which informs the customer that unless the delinquency is cured within 30 days, we will terminate the customer’s VOI ownership. If the customer fails to respond to the correspondence within the given timeframe, the loan will be defaulted and the customer’s VOI terminated. At approximately 120 days delinquent, we send a final letter by regular mail. In certain limited circumstances, the account may be reviewed by the collection manager to determine if additional correspondence should be sent offering repayment options. If the customer does not enter into a payment arrangement, then the customer’s VOI ownership is terminated. Thereafter, we seek to resell the VOI to a new purchaser. Historically, we have typically not sought to collect a deficiency on defaulted promissory notes.

Allowance for Loan Losses

The following table summarizes our allowance for loan losses as of December 31, 2010 and 2011 (dollars in thousands):

	As of
	December 31, 2010	December 31, 2011
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$171,901	$154,020
VOI notes receivable - securitized	533,479	459,778
	705,380	613,798
Allowance for loan losses - non-securitized	(29,263)	(22,739)
Allowance for loan losses - securitized	(113,205)	(83,874)
VOI notes receivable, net	$562,912	$507,185

Allowance as a % of gross notes receivable	20%	17%

Notes receivable secured by homesites:
Notes receivable	$6,765	$5,801
Allowance for loan losses	(692)	(469)
Homesite notes receivable, net	$6,073	$5,332

Allowance as a % of gross notes receivable	10%	8%
Total notes receivable:
Gross notes receivable	$712,145	$619,599
Allowance for loan losses	(143,160)	(107,082)
Notes receivable, net	$568,985	$512,517
Allowance as a % of gross notes receivable	20%	17%

Under timeshare accounting rules, we estimate uncollectibles based on historical uncollectibles for similar VOI notes receivable and do not consider the value of the underlying collateral. We hold large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables. In estimating future credit losses, we do not use a single primary indicator of credit quality but instead evaluate our VOI notes based upon a combination of factors, including a static pool analysis, the aging of the respective receivables, current default trends and prepayment rates by origination year, as well as the FICO® scores of the borrower.

As a result of changes in our estimates related to the future performance of loans originated prior to our implementation of FICO® score-based credit underwriting standards in December 2008, during the years ended December 31, 2010 and 2011, we recorded charges of $69.7 million and $13.0 million, respectively. Many of those loans were previously accounted for “off-balance-sheet.” We anticipate that our FICO® score-based credit underwriting standards on new loan originations which we implemented in December 2008 and enhanced during January 2010, together with higher levels of customer equity in the existing loan portfolio, will have a favorable impact on the performance of the portfolio over time, although this may not be the case.

Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable acquiring the related VOI that secured the note receivable, typically soon after default and at little or no cost. The reacquired VOI is then resold in the normal course of business.

See “Bluegreen’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the performance of our notes receivable portfolio.

Sales of Receivables/Pledging of Receivables

Our ability to sell or borrow against our VOI notes receivable has historically been a critical factor in fulfilling our liquidity requirements. The vacation ownership business generally involves making sales of a vacation product where a buyer is only required to pay a minimum of 10% to 20% of the purchase price up front, while at the same time selling, marketing and administrative expenses are primarily cash expenses. For the year ended December 31, 2011, these expenses approximated 51% of system-wide sales, net. Accordingly, having facilities for the sale or hypothecation of these vacation ownership receivables, along with periodic term securitization transactions, has been a critical factor to us in meeting our short- and long-term cash needs.

Our vacation ownership receivables purchase facilities and term securitizations typically utilize an owner’s trust structure whereby we sell receivables to a wholly-owned, special purpose finance entity which then sells the receivables to an owner’s trust, typically without recourse to us or our subsidiaries, except for breaches of certain representations and warranties at the time of sale. While in limited instances, such as the Legacy Securitization described below where we have entered into guarantees in connection with our vacation ownership receivables purchase facilities or term securitizations, historically, we have typically not entered into such guarantees. These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase, and fundings under these facilities are typically subject to certain conditions precedent. Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the purchaser of our vacation ownership receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid and, if applicable, a specified overcollateralization ratio is achieved and a cash reserve account is fully funded. Our vacation ownership receivables purchase facilities typically include various conditions to purchase, covenants, trigger events and other provisions we believe to be customary for these types of transactions. We have historically acted as servicer of the vacation ownership receivables we have sold under these purchase facilities for a fee.

Prior to January 1, 2010, a portion of our revenues was comprised of gains on sales of notes receivable to the qualified special purpose entities described above. The gains on these sales were recorded on our consolidated statement of operations and the related retained interests in the notes receivable sold were recorded on our consolidated balance sheet at the time of sale. On January 1, 2010, we adopted Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (“ASC 860”): Accounting for Transfers of Financial Assets (“ASU 2009-16”) and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which required us to consolidate special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance-sheet sales treatment. As of December 31, 2011, we did not have any off-balance-sheet arrangements.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting the funds to the owners, lenders or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, terminating a membership in the Bluegreen Vacation Club in the event that defaults are not remedied, and performing other administrative duties.

Prior to the adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010, we recognized servicing fee income for providing mortgage servicing for notes receivable that had been sold to off-balance-sheet special purpose finance entities and for providing loan services to other third-party portfolio owners on a cash-fee basis. Effective January 1, 2010, we ceased recognizing servicing fee income for providing mortgage servicing to our special purpose finance entities as such entities are now consolidated by us (see Note 2 to our Consolidated Financial Statements for additional information). While we still receive mortgage servicing fees for servicing our securitized notes receivable, those amounts are now accounted for as a component of interest income. Servicing fee income recorded in 2010 and 2011 represented mortgage servicing fees earned from third-party lenders in connection with our fee-based services arrangements.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex federal, state, and local governmental regulation. We are subject to various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision, marketing and sale of real estate and VOIs and various aspects of our financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity. In addition to the laws applicable to our customer financing and other operations discussed below, we are or may be subject to the Fair Housing Act and various other federal statutes and regulations. We are also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba and Blue Water Resort in Nassau, Bahamas. In addition, in the future, VOIs may be deemed to be securities subject to regulation as such, which could have a material adverse effect on us. The cost of complying with applicable laws and regulations may be significant and we may not maintain compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on us.

Our vacation ownership resorts are subject to various regulatory requirements, including state and local approvals. The laws of most states require us to file a detailed offering statement describing our business and all material aspects of the project and sale of VOIs with a designated state authority. In addition, when required by state law, we provide our VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the surrounding vicinity, the resort and the purchaser’s rights and obligations as a VOI owner. Laws in each state where we sell VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by us. Most states have other laws that regulate our activities, including: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and labor laws.

Under various federal, state and local laws, ordinances and regulations, the owner of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose such liability without regard to whether the owner knew of the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances if they exist, may adversely affect the owner’s ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when this material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered on the property or repairs made by future owners of such property. Under these laws, we may be required to pay for repairs to the developed property. The development, management and operation of our resorts are also subject to the Americans with Disabilities Act.

Our customer financing activities are also subject to extensive regulation, which can include, but are not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws.

During the year ended December 31, 2011, approximately 4% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. In addition, approximately 8% of our VOI sales were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. We attempt to monitor the actions and compliance of these third parties but there are risks associated with their use. In recent years, state regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be mitigated to some extent by the use of “permission marketing,” whereby we obtain the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. We have also implemented policies and procedures which we believe will help reduce the possibility that individuals who have requested to be placed on our internal company do not call list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

To date, we have not been subject to any material fines or penalties as a result of our telemarketing operations. However, from time to time we have been the subject of proceedings for violation of the “do not call” laws and for violation of state laws applicable to the marketing and sale of VOIs. We may not be able to efficiently or effectively market to prospective purchasers through telemarketing operations in the future or successfully develop alternative sources of prospective purchasers of our VOI products at acceptable costs. In addition, we may face significant non-compliance issues or additional costs of compliance, which may adversely impact our operations in the future.

See also Item 1A – Risk Factors for a description of risks with respect to regulatory compliance and Item 3 – Legal Proceedings for a description of pending regulatory actions, including with respect to consumer complaints filed with the Office of the Attorney General for the State of Florida.

Competition

Bluegreen Resorts competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than we do. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Marriott Vacations Worldwide Corp., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts. In our fee-based services business, we typically compete with Hilton Hotels Corporation, Wyndham Worldwide Corporation and Diamond Resorts International. In addition to competing for sales leads, prospects and fee-based service clients, we compete with other VOI developers for marketing, sales, and resort management personnel.

Website Access to Exchange Act Reports

We post publicly available reports required to be filed with the Securities Exchange Commission (“SEC”) on our website, www.bluegreencorp.com, as soon as reasonably practicable after filing such reports with the SEC. We also make available on our website the beneficial ownership reports (Forms 3, 4 and 5) filed by our officers, directors and other reporting persons under Section 16 of the Exchange Act. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The website address for this site is www.sec.gov.

Personnel

As of December 31, 2011, we had 4,040 employees, of which 401 were located at our headquarters in Boca Raton, Florida, and 3,639 were located in regional field offices throughout the United States, Canada and Aruba. Of these employees, 89 work at Bluegreen Communities, which was a discontinued operation at December 31, 2011. We believe that our relations with our employees are satisfactory.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 1, 2012:

Name	Age	Position

John M. Maloney, Jr.	50	President and Chief Executive Officer

Anthony M. Puleo	43	Senior Vice President, Chief Financial Officer and Treasurer; President, Bluegreen Treasury Services

David L. Pontius	56	Senior Vice President and Chief Strategy Officer; President, Bluegreen Services

David Bidgood	54	Senior Vice President; President, Bluegreen Resorts Field Sales & Marketing

Daniel C. Koscher	54	Senior Vice President; President and Chief Executive Officer of Bluegreen Communities

Susan J. Saturday	52	Senior Vice President and Chief Human Resources Officer

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

David L. Pontius joined us in 2007 as Senior Vice President of the Company and President of Bluegreen Resorts. Mr. Pontius was appointed President of Bluegreen Services in December 2008 and Chief Strategy Officer in September 2010. From 2002-2007, Mr. Pontius worked at Wyndham Vacation Ownership, Inc. and its sister company RCI Global Vacation Network (RCI). From 2006-2007, he served as Executive Vice President, Hospitality, Strategic Planning and Chief Customer Officer at Wyndham Vacation Ownership. From 2002-2006, Mr. Pontius served as President and Chief Executive Officer of RCI North America. From 1996-2002, Mr. Pontius served in positions of increasing responsibilities at Hilton Grand Vacations Company, including Senior Vice President of Operations. From 1992-1996, Mr. Pontius served as Chief Operating Officer of Vacation Internationale, one of the pioneer companies in timesharing and points-based clubs.

David Bidgood joined us in 1997 as Vice President for the Midwest Region and Senior Vice President for the Midwest and Tennessee Regions. In December 2000, Mr. Bidgood was promoted to Senior Vice President, National Sales Director of Bluegreen Resorts. In 2007, Mr. Bidgood was promoted to Executive Vice President of National Sales and Marketing. In December 2008, Mr. Bidgood was appointed President of Bluegreen Resorts Field Sales & Marketing. Prior to joining the Company, Mr. Bidgood held a variety of positions involving all aspects of resort development.

Daniel C. Koscher joined us in 1986. During his tenure, he has served in various financial management positions, including Chief Accounting Officer and Vice President and Director of Planning/Budgeting. In 1996, he became Senior Vice President of the Company and President of Bluegreen Communities. In November 2005, Mr. Koscher was appointed President and Chief Executive Officer of Bluegreen Communities. Mr. Koscher holds an M.B.A. along with a B.B.A. in Accounting and is a Registered Resort Professional.

Susan J. Saturday joined us in 1988. During her tenure, she has held various management positions, including Assistant to the Chief Financial Officer, Divisional Controller and Director of Accounting. In 1995, she was appointed Vice President and Director of Human Resources and Administration. In 2004, Ms. Saturday was appointed Senior Vice President and Chief Human Resources Officer. From 1983 to 1988, Ms. Saturday was employed by General Electric Company in various financial management positions. Ms. Saturday holds a B.B.A. in Accounting and an M.S. in Human Resource Management.

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

Set forth below are the risk factors that we believe to be material to our operations. While an agreement has been entered into with respect to the sale of substantially all of the assets which comprise Bluegreen Communities, the proposed sale may not be consummated on the contemplated terms or at all. As a result, the risk factors set forth below include those related to Bluegreen Communities and its business.

The overall state of the economy, interest rates and the availability of financing affect our ability to market VOIs and residential homesites.

Our business has been adversely affected by unfavorable general economic and industry conditions, including high unemployment rates and job insecurity, declines in discretionary spending, housing values and availability of financing, and geopolitical conflicts. If recent recovery trends do not continue or, economic conditions deteriorate, our business and results may be adversely impacted, particularly if financing for us or for our customers is unavailable or if changes in general economic conditions adversely affect our customers’ ability to pay amounts owed under its notes receivable. Further, adverse changes affecting the vacation ownership industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, continued disruptions in the credit markets and unavailability of financing, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on our business.

We would incur substantial losses and our liquidity position could be adversely impacted if the customers it finances default on their obligations.

Prior to December 15, 2008, we did not perform credit checks on the purchasers of our VOIs in connection with our financing of their purchases. Effective December 15, 2008, we implemented a FICO® score-based credit underwriting program, and enhanced this credit underwriting program during January 2010. While our loan portfolio originated after December 15, 2008 has experienced defaults at a lower rate than loans originated prior to that date, there is no assurance that its FICO® score-based underwriting standards will result in decreased default rates or otherwise result in the improved performance of its notes receivable. The conditions in the mortgage industry, including both credit sources as well as borrowers’ financial profiles, have deteriorated in recent years. As of December 31, 2011, approximately 4% of our vacation ownership receivables were more than 30 days past due. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit its ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, we have generally not pursued such recourse against its customers. In the case of our notes receivable secured by VOIs, if we are unable to collect the defaulted amount due, it traditionally has terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling and administrative costs associated with the original sale. In addition, we will need to incur such costs again in order to resell the VOI or homesite. In 2010 and 2011, we recorded charges of approximately $69.7 million and $13.0 million to increase our provision for loan losses primarily for loans that were originated prior to December 15, 2008. If default rates for our borrowers remain at current levels or increase, it may require an increase in the provision for loan losses. In addition, it may cause buyers of, or lenders whose loans are secured by, our VOI notes receivable to reduce the amount of availability under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and we may not be able to secure financing on terms acceptable to us, if at all, which would adversely affect our earnings, financial position and liquidity.

Under the terms of our pledged and receivable sale facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of our securitization-type transactions require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables and include provisions that in the event of defaults by customers in excess of stated thresholds would require substantially all of our cash flow from our retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from us. In addition, we guaranteed certain payments under the Legacy Securitization (described in further detail in Note 7 to the Consolidated Financial Statements). Substantially all of the timeshare receivables backing the notes subject to the Legacy Securitization were generated prior to December 15, 2008, when we implemented our FICO® score-based credit underwriting program, and relate to loans to borrowers with FICO® scores below 600.

While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that our business and profitability will not otherwise continue to depend on our ability to obtain financing, which may not be available on favorable terms, or at all.

We offer financing of up to 90% of the purchase price to purchasers of our VOIs and homesites. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the down payment we receive at the time of the sale. Accordingly, our ability to borrow against or sell the notes receivable we receive from our customers has been a critical factor in our continued liquidity, and we therefore have historically depended on funds from our credit facilities and securitization transactions to finance our operations. The disruption in the credit markets since 2007 has made obtaining additional and replacement external sources of liquidity more difficult and more costly. The number of banks and other finance companies willing to provide “warehouse” lines of credit for timeshare receivables has decreased in recent years. In addition, the term securitization market has become unavailable for extended periods of time in the past. If our pledged receivables facilities terminate or expire and we are unable to extend them or replace them with comparable facilities, or if we are unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, our liquidity, cash flow and profitability would be materially and adversely affected.

In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been limited. In response to these conditions, during 2008, we adopted initiatives, which included limiting sales and encouraging higher down payments on sales, in an attempt to conserve cash. We also have increased our focus on expanding our fee-based service business. However, there is no assurance that our implementation of these initiatives will enhance our financial position or otherwise be successful. If these initiatives do not have their intended results, our financial condition may be materially and adversely impacted.

In addition, notwithstanding the initiatives implemented by us since 2008 to improve our cash position, we anticipate that we will continue to seek and use external sources of liquidity, including funds that we obtain pursuant to additional borrowings under our existing credit facilities, under credit facilities that we may obtain in the future, under securitizations in which we may participate in the future or pursuant to other borrowing arrangements, to:

•	support our operations;

•	finance the acquisition and development of VOI inventory or property and equipment;

•	finance a substantial percentage of our sales; and

•	satisfy our debt and other obligations.

Our ability to service or to refinance our indebtedness or to obtain additional financing (including our ability to consummate future term securitizations) depends on the credit markets and on our future performance, which is subject to a number of factors, including the success of our business, results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions and perceptions about the vacation ownership and real estate industries. Further, reputational and other risks to both the lender and to Bluegreen associated with the 2007 bankruptcy of BFC’s Levitt and Sons subsidiary and the lawsuit brought by the SEC against BankAtlantic Bancorp, BFC’s subsidiary, and its Chairman and Chief Executive Officer, Alan B. Levan, who is also Chairman of Bluegreen’s board of directors, may be considered by lenders in connection with both making and renewing extensions of credit.

As of December 31, 2011, we had approximately $68.3 million of indebtedness scheduled to become due during 2012. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. There is no assurance that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt. Any of these occurrences may have a material and adverse impact on our liquidity and financial condition.

In addition, certain of our outstanding facilities with Wells Fargo and RFA, which had an aggregate outstanding balance of approximately $21.1 million at December 31, 2011, require the prior consent of the lenders to our proposed merger with BFC. The Wells Fargo loan ($19.9 million outstanding as of December 31, 2011) is due the earlier of June 30, 2012 or the closing of the merger. RFA has indicated that they intend to consent to the merger, and we are in the process of legal documentation on such consent. See the risk factor captioned “Our proposed merger with BFC may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the merger” below for information regarding additional risks relating to the merger.

Our future success depends on our ability to market our products successfully and efficiently.

We compete for customers with hotel and resort properties and other vacation ownership resorts. The identification of sales prospects and leads, and the marketing of our products to them are essential to our success. We have incurred and will continue to incur the expenses associated with marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to sales, we may be unable to recover the expense of our marketing programs and systems and our business would be adversely affected.

We may not be successful in increasing or expanding our fee-based services relationships, and our fee-based service activities may not be profitable, which may have an adverse impact on our results of operations and financial condition.

In July 2009, we began offering fee-based marketing, sales, resort management and other services to third-party developers. During 2011, we continued to expand our fee-based service business, which we believe enables us to leverage our expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. We currently intend for our fee-based services to become an increasing portion of our resorts business over time as they generally produce positive cash flow and typically require less capital investment than our traditional vacation ownership business. We have attempted to structure these activities to cover our costs and generate a profit. However, our fee-based services business remains relatively new and we have limited experience in our pricing and operation. In addition, while our fee-based marketing and sales services do not require us to use our receivable credit facility capacity, our clients do typically have to maintain their own receivable-backed credit facilities. Should our clients not be able to maintain said facilities, our fee-based marketing and sales business could be materially adversely impacted. Alternatively, we could attempt to structure other arrangements where we would utilize our receivable credit facilities in order to provide fee-based marketing and sales services, but this would reduce the credit otherwise available to us. In addition, when we perform fee-based sales and marketing services, we sell VOIs in a resort developed by a third party as an interest in the Bluegreen Vacation Club. This subjects us to a number of risks typically associated with selling products developed by others under your own brand name, including litigation risks. Additionally, demand for the third party resorts may be below our expectations and the third party developers may not satisfy their obligations. While we attempt to mitigate these risks by performing due diligence on the resorts in which we sell VOIs and by typically performing resort management services at those resorts, we may not be successful in mitigating or managing the risks, which may have a material and adverse impact on our results of operations and financial condition. For these and other reasons, certain of which may be beyond our control, there is no assurance that we will be successful in increasing our fee-based services relationships or operating our fee-based services business on a profitable basis, and any failure to do so would have a material adverse impact on our results of operations and financial condition.

Our results of operations and financial condition may be materially and adversely impacted if Bluegreen Resorts does not continue to participate in exchange networks or its customers are not satisfied with the networks in which it participates.

A VOI owner’s participation in the RCI exchange network allows an owner to exchange their annual VOI for occupancy at participating resorts, based upon availability and the owner payment of a variable exchange fee. During 2011, approximately 6% of our owners utilized the RCI exchange network for an exchange of two or more nights. We also have a joint venture with Shell, called Select Connections™, which currently gives Bluegreen Vacation Club members who acquired or upgraded their VOIs on or after July 1, 2007 access to 23 Shell resorts and provides members of Shell access to Bluegreen Vacation Club resorts. In addition, certain Bluegreen Vacation Club members may use their points for a variety of hotel stays, RV site stays within the “Coast to Coast” network, or various cruise vacations. We may not be able to continue to participate in the RCI or Select Connections™ exchange networks at some point in the future. In addition, these networks may not continue to operate effectively, and our customers may not continue to be satisfied with the networks. If any of these events should occur, our results of operations and financial condition may be materially and adversely impacted.

The resale market for VOIs could adversely affect our business.

Based on our experience at our resorts and at destination resorts owned by third parties, we believe that resales of VOIs in the secondary market generally are made at net sales prices below their original customer purchase prices. The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs. Accordingly, the initial purchase of a VOI may be less attractive to prospective buyers. Also, buyers who seek to resell their VOIs compete with our efforts to sell our VOIs. While VOI resale clearing houses or brokers currently do not have a material impact on our business, if a secondary market for VOIs were to become more organized and liquid, the resulting availability of resale VOIs at lower prices could adversely affect our sales prices and the number of sales we can close, which in turn would adversely affect our business and results of operations.

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

The adverse trends experienced in the real estate market since 2007 have exerted pressure upon us, and particularly our Bluegreen Communities business unit. Low consumer demand for homesites has had, and may continue to have, an adverse impact on Bluegreen Communities’ operations. Further, while general economic trends have recently shown signs of improvement, a deterioration in general economic conditions or continued adverse conditions in the real estate market would have a material adverse effect on its business.

To the extent we decide to acquire more real estate inventory in the future for eventual sale by Bluegreen Resorts, the availability of land for development of resort properties at favorable prices at that time will be critical to our profitability and the ability to cover our significant selling, general and administrative expenses, cost of capital and other expenses. If we are unable to acquire such land or resort properties, at a favorable cost, it could have an adverse impact on our results of operations. While we believe that the property we have purchased at our adjusted carrying amounts will generate appropriate margins, land prices remain significantly below historical levels, and the projects we acquired prior to or during the recent economic downturn may have been purchased at higher price levels than available in the current market.

The profitability of our real estate development activities is also impacted by the cost of construction materials and services. Should the cost of construction materials and services rise, the ultimate cost of our future resorts inventory when developed could increase and have a material, adverse impact on our results of operations.

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

Our proposed merger with BFC may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the merger.

On November 11, 2011, we entered into a definitive merger agreement with BFC pursuant to which, upon the consummation of the merger, we will become a wholly-owned subsidiary of BFC. BFC currently owns approximately 54% of our common stock as well as a controlling interest in BankAtlantic Bancorp and a non-controlling interest in Benihana. Under the terms of the merger agreement, holders of our common stock (other than BFC) will be entitled to receive, in exchange for each share of our common stock that they hold at the effective time of the merger, eight shares of BFC’s Class A Common Stock (as adjusted in connection with the reverse stock split expected to be effected by BFC immediately prior to the consummation of the merger). If the merger is consummated, our common stock will no longer be listed for trading on the NYSE or registered under the Exchange Act and our shareholders would instead hold BFC Class A Common Stock.

The merger agreement provides for the transaction to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger. However, consummation of the merger is subject to a number of closing conditions, including the approval of both our and BFC’s shareholders, the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger and the absence of any legal restraints or prohibitions preventing the completion of the merger or litigation or other proceeding seeking to enjoin or prohibit the merger. Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate have been filed. See “Item 3 – Legal Proceedings.” In addition to the risks relating to such litigation, including the costs and expenses of defending the actions, we may not be successful in obtaining the required vote of our shareholders, BFC efforts to have its Class A Common Stock listed on a national securities exchange may not be successful, certain other conditions to consummating the merger may not be satisfied or, to the extent permitted by the merger agreement, waived, and as a result thereof or for other reasons, the merger may not be consummated when expected, on the contemplated terms, or at all, in which case we would have incurred significant transaction costs without consummating the transaction.

In addition, other risks and uncertainties relating to the merger include, without limitation, that:

•

our shareholders are subject to the risk of a decline in the market price of BFC’s Class A Common Stock since the exchange ratio under the merger agreement is fixed and will not be adjusted in the event of any change in the market price of BFC’s Class A Common Stock or our common stock;

•	if the merger is consummated, our shareholders will be exposed to the risks of the businesses in which BFC has investments;

•

as a result of BFC’s capital structure pursuant to which BFC’s Class B Common Stock possesses 78% of the general voting power of BFC, if the merger is consummated, it is estimated that, while Bluegreen’s shareholders (other than BFC) will own approximately 60% of BFC’s then-total outstanding common equity, they will in the aggregate possess only approximately 14% of the total voting power of BFC, as compared to the 46% voting interest in our Company which our shareholders (other than BFC) currently possess;

•	we will incur substantial costs and divert significant management resources in connection with our efforts to complete the merger;

•	the merger agreement contains restrictions on the conduct of our business until the closing of the merger or the termination of the merger agreement; and

•

our shareholders are entitled to appraisal rights in connection with the consummation of the merger, and payments made to shareholders who exercise appraisal rights may materially adversely impact the combined company’s cash position following the consummation of the merger.

In addition, certain of our outstanding facilities with Wells Fargo and RFA, which had an aggregate outstanding balance of approximately $21.1 million at December 31, 2011, require the prior consent of the lenders to the merger. The Wells Fargo loan ($19.9 million outstanding as of December 31, 2011) is due the earlier of June 30, 2012 or the closing of the merger. RFA has indicated that they intend to consent to the merger, and we are in the process of legal documentation on such consent.

The proposed sale of Bluegreen Communities may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the transaction.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar. The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash and an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) that Southstar receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. The agreement, as amended, provides for the transaction to be consummated no later than April 30, 2012. However, closing of the transaction remains subject to the parties’ receipt of all required consents and certain other customary closing conditions, including the performance by the parties of their respective obligations under the agreement. Accordingly, the transaction may not be consummated when expected, on the contemplated terms, or at all, in which case we would have incurred significant transaction costs without consummating the transaction.

Certain of the assets contemplated to be sold in the transaction serve as collateral for Bluegreen’s H4BG Communities Facility, which had an outstanding balance of approximately $23.9 million as of December 31, 2011. Under the terms of the facility, the entire amount of such debt and a $2.0 million deferred fee would be required to be repaid in connection with the consummation of the transaction. In addition, the carrying value of the assets to be sold to Southstar as reflected on our financial statements as of December 31, 2011 was derived from the sale price under the agreement. If the transaction is not consummated on the contemplated terms, or at all, additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of assets held for sale are materially different from their estimated fair value. Further, as the transaction is an asset sale, liabilities not assumed by Southstar under the agreement and liabilities related to Bluegreen Communities’ operations prior to the closing of the transaction will be retained by our subsidiaries.

The sale process may also divert management’s attention from our other business activities, result in the loss of key employees, result in decreased consumer demand or other unforeseen consequences. The occurrence of any of these events could have a material and adverse impact on our financial condition and operating results.

We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of our tax returns or those of our subsidiaries may have a material and adverse impact on our financial condition.

The federal government and the states and local jurisdictions in which we operate have enacted extensive regulations that affect the manner in which we market and sell VOIs and homesites and conduct our other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs and homesites. Many states, including Florida and South Carolina, where some of our resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Time Sharing Transaction Procedures Act. Most states also have other laws that regulate our activities, such as timeshare project registration laws, real estate licensure laws, mortgage licensure laws, sellers of travel licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and consumer credit laws.

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

In addition, the federal government and the states and local jurisdictions in which we conduct business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “Do Not Call” list. The regulations have impacted our marketing of VOIs, and we have taken steps in an attempt to decrease our dependence on restricted calls. However, these steps have increased and are expected to continue to increase our marketing costs. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on our marketing strategies and results. Further, from time to time, complaints are filed against us by individuals claiming that they received calls in violation of the regulation.

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

From time to time, consumers file complaints against us in the ordinary course of its business. We could be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding our activities. We may not remain in material compliance with all applicable federal, state and local laws and regulations, or that violations of applicable laws will not have adverse implications for us, including negative public relations, potential litigation and regulatory sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity or financial position.

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

The ratings of third-party rating agencies could adversely impact our ability to obtain, renew or extend credit facilities, or otherwise raise capital.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. We have maintained a “B-” corporate credit rating with a “stable” outlook with Standard & Poor’s since December 2010, at which time our corporate credit rating was upgraded from CCC. If rating agencies were to downgrade Bluegreen’s corporate credit ratings, its ability to raise capital and/or issue debt on favorable terms, or at all, and its liquidity, financial condition and results of operations could be adversely impacted. In addition, if rating agencies downgraded their original ratings on certain bond classes in our securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and our ability to sell future bonds on favorable terms or at all. While we are not currently aware of any reasonably likely downgrades to its corporate credit rating or the ratings of bond classes in our securitizations, such ratings changes can occur without advance notice.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse impact on our operating results and financial condition.

The consolidated financial statements included in the reports we file with the SEC are, and the consolidated financial statements contained herein were, prepared in accordance with GAAP, which involves making estimates, judgments and assumptions. These estimates, judgments and assumptions include, but are not limited to, those related to future cash flows, which in turn are based upon expectations of our performance given current and projected forecasts of the economy in general and the real estate markets. If any estimates, judgments or assumptions change in the future, including in the event the adverse conditions in the real estate market continue for longer than expected or deteriorate further or if our performance does not otherwise meet its expectations, we may be required to record impairment charges against our earnings, which could have a material adverse impact on our operating results and financial condition. In addition, GAAP requirements as to how certain estimates are made may result, for example, in asset valuations which ultimately would not be realized if we were to attempt to sell the asset.

The loss of the services of our key management and personnel could adversely affect our business.

Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff, and we may not be successful in doing so. During January 2012, the SEC filed a lawsuit against BankAtlantic Bancorp and its Chairman and Chief Executive Officer, Alan B. Levan, who also serves as non-executive Chairman of our Board of Directors, Chairman, Chief Executive Officer and President of BFC and a director of Benihana. The lawsuit alleges violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Levan. While BankAtlantic Bancorp has disclosed that it believes that it and Mr. Levan fully complied with applicable law, the outcome of this litigation is uncertain.

BFC holds a majority of our outstanding common stock, which may adversely affect the market price of our common stock.

BFC currently directly or indirectly owns approximately 54% of the outstanding shares of our Common Stock. This control position may have an adverse effect on the market price of our common stock. Further, BFC is in a position to control shareholder votes on the election of directors and other matters requiring the approval of holders of a majority of the shares of our issued and outstanding common stock. However, approval of our merger agreement with BFC requires the affirmative vote of holders of at least 66-2/3% of our issued and outstanding common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.	PROPERTIES.

Our principal executive office is located in Boca Raton, Florida in approximately 158,838 square feet of leased space. At December 31, 2011, we also maintained sales offices at 21 of our resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana. For a description of our resort properties, please see Item 1. Business —Products and Services.

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

Reserves are accrued for matters in which we believe it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of December 31, 2011, we had accrued an aggregate amount of $2.6 million for matters which we believe meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims. Management is not at this time able to estimate a range of reasonably possible losses with respect to these matters in which it is reasonably possible that a loss will occur. In certain matters, we are unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs’ have not quantified or factually supported the claim.

We believe that liabilities arising from the litigation and regulatory matters discussed below, for those matters in which we believe a loss is probable, we believe that the aggregate liability in excess of the aggregate amount accrued will not have a material impact on our financial statements. However, due to the significant uncertainties involved in these legal matters, an adverse outcome in these matters could be material to our financial results.

Bluegreen Corporation

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to our proposed merger with BFC were filed against Bluegreen Corporation, the members of our board of directors and BFC. As described below, four of these lawsuits have been consolidated into a single action in Florida. The other three lawsuits, which were filed in Massachusetts, have been stayed. The lawsuits seek to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits have been consolidated into an action styled Richard Harriman, on behalf of himself and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC. On December 22, 2011, the plaintiffs filed an amended complaint in the consolidated action which alleges that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen Corporation without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of our minority shareholders. The amended complaint further alleges that BFC aided and abetted the individual director defendants’ alleged breaches of fiduciary duties. The amended complaint seeks declaratory and injunctive relief, along with damages and attorneys’ fees and costs.

The three Massachusetts lawsuits were filed in the Superior Court for Suffolk County in the Commonwealth of Massachusetts and make substantially the same allegations and claims as in the Florida cases. These three lawsuits are styled as follows: Gaetano Bellavista Caltagirone, on behalf of himself and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on November 16, 2011); Alan W. Weber and J.B. Capital Partners L.P., on behalf of themselves and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on November 29, 2011); and Barry Fieldman, as Trustee for the Barry & Amy Fieldman Family Trust, on behalf of themselves and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on December 6, 2011). On January 17, 2012, the Massachusetts court stayed all three actions for six months in favor of the consolidated action proceeding in Florida.

We believe that these lawsuits are without merit and intend to defend against them vigorously.

Bluegreen Resorts

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The State of Tennessee Department of Revenue confirmed that we had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but has taken the position that we owed a total of $0.7 million in taxes and interest based on the second type of transaction. On August 1, 2011, we filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against us by the State of Tennessee Department of Revenue.

In Case No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, during 2006, Joseph M. Scheyd, Jr., P.A., as escrow agent, brought an interpleader action seeking a determination as to whether we, as purchaser, or Hubert A. Laird and MSB of Destin, Inc., as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. We maintain that our decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and that we are therefore entitled to a return of the full escrow deposit. On June 1, 2011, the trial court made a finding that we breached the purchase and sale contract and that the plaintiff was entitled to the escrow deposit and all accrued interest. We have filed a notice of appeal with the First District Court of Appeal seeking to appeal the trial court’s decision. The escrow deposit and all accrued interest have been placed in the appropriate Court registry pending the outcome of the appeal.

The Office of the Attorney General for the State of Florida (“AGSF”) has advised us that it has accumulated a number of consumer complaints since 2005 against us and/or our affiliates related to timeshare sales and marketing, and has requested that we propose a resolution on a collective basis of any outstanding complaints. The AGSF has also requested that we enter into a written agreement, the terms of which we are presently negotiating with the AGSF, in which to establish a process and timeframe for determining consumer eligibility for relief (including, where applicable, monetary restitution). We have determined that many of these complaints were previously addressed and/or resolved and are currently negotiating the terms of the written agreement. We are cooperating with the State and do not believe this matter will have a material effect on our results of operations, financial condition or on our sales and marketing activities in Florida.

Bluegreen Communities

The matters described below relate to Bluegreen Communities’ business, which is reported as a discontinued operation. However, as the Purchase and Sale Agreement with Southstar relating to the proposed sale of substantially all of the assets of Bluegreen Communities (as further described in Note 13) is structured as an asset sale and Southstar has not agreed to assume the liabilities related to the matters described below, these matters would be remain our responsibility even if the transaction is consummated.

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners’ association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners’ association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010, the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the Plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest’s inaction in not leasing the mineral rights was not, by itself, a breach of a duty. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling. Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. Southwest intends to vigorously defend itself against these allegations.

On June 3, 2010, in Case No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen Communities’ Sanctuary Cove single family residential community. In its complaint, the plaintiffs alleged that unpaid bulk cable fees were due from the defendants, and that the non-payment of fees continued to accrue on a monthly basis. Bluegreen Communities of Georgia and the community association responded that the plaintiffs breached the parties’ contract. On November 4, 2011, an agreement was executed by the parties to settle the matter. Pursuant to the terms of the settlement agreement, Bluegreen Communities of Georgia and the community association agreed to make payments to the plaintiffs, with Bluegreen Communities of Georgia making payment over a four-year period (as described below), and the plaintiffs agreed to dismiss the lawsuit, release the defendants from any other obligations relating to the matter, and convey the bulk cable system to the community association for use by its residents. Under the terms of the settlement agreement, the community association made a payment to the plaintiffs of $250,000, and Bluegreen Communities of Georgia has agreed to make three annual payments to the plaintiffs of $150,000 each and a payment of $125,000 during the fourth year. Bluegreen Corporation has guaranteed Bluegreen Communities of Georgia’s obligations under the settlement agreement. Bluegreen Communities of Georgia has made the payment owed by it under the settlement agreement for the first year of the four-year payment period.

On September 18, 2011, in Case No. T-7663A, styled The County of Comal, Texas vs. Bluegreen Southwest One, LP et al, in the District Court of the 22nd Judicial District, Comal County, Texas, The County of Comal, Texas, collecting property taxes for itself and for various local taxing districts, brought suit for the collection of delinquent taxes alleged to be due, including interest, penalties and costs totaling approximately $0.9 million. On September 28, 2011, Southwest answered the complaint and alleged it was entitled to an abatement of the proceeding because it has filed administrative protests with the Comal County Appraisal Review Board. On March 12, 2012, Bluegreen learned that Comal County filed a motion to Dismiss the lawsuit without prejudice, and the Comal County Tax Collector’s Office issued revised tax certificates indicating that no past due taxes were due on the properties in question. As of the filing date of this report, Comal County has not indicated whether it intends to re-institute a claim for rollback taxes.

Item 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BXG.” The following table sets forth, for the periods indicated, the high and low closing price of our common stock as reported on the NYSE:

Year Ended December 31, 2010	High	Low	Year Ended December 31, 2011	High	Low
First Quarter	$3.27	$2.35	First Quarter	$4.60	$3.30
Second Quarter	6.16	2.99	Second Quarter	4.15	2.92
Third Quarter	3.17	2.56	Third Quarter	2.91	1.98
Fourth Quarter	3.50	2.73	Fourth Quarter	2.98	1.97

There were approximately 828 record holders of our common stock as of March 1, 2012. The number of record holders does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other entities.

We did not pay any cash or stock dividends during the years ended December 31, 2010 or 2011. Certain of our credit facilities contain terms which prohibit the payment of cash dividends on our common stock and our ability to repurchase shares. In addition, our future credit facilities may contain similar terms. Subject to such restrictions, our Board of Directors could consider paying cash dividends at some point in the future; however, any such decision would be based on, among other factors which our Board of Directors may consider, our cash position and operating and capital needs.

From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our common stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and except to the extent we may be required to do so under applicable law, do not anticipate doing so in the future. We have not repurchased any shares of our common stock since 2001. As of December 31, 2011, there were 694,500 shares of our common stock remaining for purchase under our current repurchase program; however, we have no present plans to acquire these remaining shares in the foreseeable future.

Our shareholders have approved all of our equity compensation plans, which consist of our 1995 Stock Incentive Plan, our 1988 Outside Directors’ Stock Option Plan, our 1998 Non-Employee Director Stock Option Plan, our 2005 Stock Incentive Plan and our 2008 Stock Incentive Plan, as amended (the “2008 Plan”). As of December 31, 2011, only the 2008 Plan had securities available for future issuance. Information about securities authorized for issuance under our equity compensation plans as of December 31, 2011 is as follows:

Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Stock Options)

1,505,211	$9.03	9,309,012

Item 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this Annual Report (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2007	2008	2009	2010 (1)	2011 (1)
Statement of Operations Data
Sales of VOIs	$450,163	$421,150	$199,591	$123,708	$164,135
Fee-based sales commission revenue	—	—	20,057	52,966	73,673
Other fee-based services revenues	53,624	58,643	57,014	67,036	70,985
Interest income	44,703	57,831	69,337	106,463	94,653
Total revenues	$548,490	$537,624	$345,999	$350,173	$403,446

Income from continuing operations attributable to Bluegreen shareholders	$17,119	$2,561	$20,064	$2,404	$28,312
Net income (loss) attributable to Bluegreen shareholders	$31,926	$(516)	$(3,572)	$(43,966)	$(17,253)

Per Share Data:
Diluted earnings from continuing operations attributable to Bluegreen shareholders	$0.55	$0.08	$0.65	$0.08	$0.88

	As of the Years Ended December 31,
	2007	2008	2009	2010 (1)	2011
Balance Sheet Data:
Notes receivable, net	$160,665	$340,644	$309,307	$568,985	$512,517
Inventory	288,969	342,779	370,470	337,684	302,843
Total assets	1,039,578	1,193,507	1,131,265	1,255,932	1,097,373
Total debt obligations	397,804	582,683	539,436	824,878	676,974
Total Bluegreen Corporation shareholders’ equity	385,108	382,467	386,230	284,165	269,330
Book value per common share	$12.34	$12.24	$12.32	$9.07	$8.61

Bluegreen Resorts statistics:
System-wide sales of VOIs	$473,281	$488,752	$248,820	$295,859	$303,217
Sales of VOIs (2)	450,163	421,150	199,591	123,708	164,135
Gross margin on VOI sales	75%	77%	67%	77%	75%
Fee-based sales commission revenue	—	—	20,057	52,966	73,673
Other resort operations revenues	53,624	58,643	57,014	67,036	70,985
Bluegreen Resorts operating profit (3)	$62,890	$46,999	$35,627	$12,855	$61,379
Number of Bluegreen Vacation Club resorts at period end	45	50	54	56	59
Number of Bluegreen VOI sale transactions (4)	42,768	44,224	19,602	18,504	16,665
Number of sales made on behalf of third parties for a fee	—	—	2,593	6,426	8,927

Total number of sale transactions	42,768	44,224	22,195	24,930	25,592

(1)

Under applicable accounting guidance adopted effective January 1, 2010, we consolidated special purpose finance entities associated with prior securitization transactions which previously qualified for “off-balance-sheet” sales treatment. The balance sheet data as of December 31, 2010 and 2011 and statement of operations data for the years ended December 31, 2010 and 2011 reflect the impact of the consolidation of these special purpose finance entities in our financial statements. See Note 2 to our Consolidated Financial Statements for additional information.

(2)

VOI sales in 2007 and 2008 include gains on sales of notes receivable of $39.4 million and $8.2 million, respectively. No gains of sales of notes receivable were recognized in 2009, 2010 or 2011. VOI sales in 2010 and 2011 were reduced by charges totaling $69.7 million and $13.0 million, respectively, to increase the allowance for uncollectible VOI notes receivable in connection with the loans to borrowers with lower FICO® scores generated prior to December 15, 2008, the date on which we implemented FICO® score-based credit underwriting standards.

(3)

Bluegreen Resorts operating profit is operating profit from continuing operations prior to the allocation of corporate overhead, interest income, other income or expense, interest expense, income taxes, non-controlling interests, restructuring charges and goodwill impairment charges.

(4)

“Number of Bluegreen VOI sale transactions” are presented before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules. See “Revenue Recognition and Contracts Receivable” under Note 1 to our Consolidated Financial Statements for additional information.

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

Certain statements in this Annual Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, business strategy, financial plan, expected capital requirements and strategic alternatives as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, the availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factors section of this Annual Report, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements as the plans, estimates and expectations reflected herein may not be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement, and in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statements.

Executive Overview

We are a sales, marketing and management company, primarily focused on the vacation ownership industry. Our business has historically been conducted through two operating segments – our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”).

Our continuing operations relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of our 59 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

Bluegreen Communities, which, as discussed below, has been classified as a discontinued operation, markets residential homesites, the majority of which are sold directly to retail customers seeking to build a home generally in the future. Bluegreen Communities also has realty and daily-fee golf course operations. Bluegreen Communities’ historical operations also included acquiring, developing and subdividing the property comprising its residential homesites.

During June 2011, our board of directors made a determination to seek to sell Bluegreen Communities, or all or substantially all of its assets. As a consequence, Bluegreen Communities is presented as a discontinued operation for all periods.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. The agreement, as amended, provides for the transaction to be consummated on a date no later than April 30, 2012. However, closing of the transaction remains subject to the parties’ receipt of all required consents and certain other customary closing conditions, including the performance by the parties of their respective obligations under the agreement. Southstar has advised us that it has obtained financing in order to close the transaction, but obtaining such financing is not a closing condition. There can be no assurance that the transaction will be consummated on the contemplated terms, including in the contemplated time frame, or at all. See Note 13 to our Consolidated Financial Statements for additional information.

On November 11, 2011, we entered into a definitive merger agreement with BFC Financial Corporation (“BFC”), pursuant to which, subject to the terms and conditions thereof, we will become a wholly-owned subsidiary of BFC and our shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of our common stock that they hold at the effective time of the merger. BFC owns approximately 54% of our common stock as well as a controlling interest in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and a non-controlling interest in Benihana, Inc. (“Benihana”).

The merger agreement provides for the transaction to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger. However, consummation of the merger is subject to a number of closing conditions, including the approval of both our and BFC’s shareholders, the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger and the absence of any legal restraints or prohibitions preventing the completion of the merger or litigation or other proceeding seeking to enjoin or prohibit the merger. There is no assurance that the merger will be consummated on the contemplated terms, including in the contemplated time frame, or at all.

Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate have been filed. See “Item 3 – Legal Proceedings.”

Certain of our outstanding facilities with Wells Fargo and RFA, which had an aggregate outstanding balance of approximately $21.1 million at December 31, 2011, require the prior consent of the lenders to the merger. The Wells Fargo loan ($19.9 million outstanding as of December 31, 2011) is due the earlier of June 30, 2012 or the closing of the merger. RFA has indicated that they intend to consent to the merger, and we are in the process of legal documentation on such consent.

If the merger is consummated, our common stock will no longer be listed for trading on the New York Stock Exchange (the “NYSE”) or registered under the Exchange Act of 1934 (the “Exchange Act”). As described above, the merger agreement requires, as a condition to the merger, that BFC’s Class A Common Stock be approved for listing on a national securities exchange at the effective time of the merger.

During the year ended December 31, 2011:

•	We generated “free cash flow” (cash flow from operating and investing activities) of $162.7 million compared to $158.0 million for 2010.

•	We earned income from continuing operations of $36.0 million compared to $10.5 million for 2010.

•	VOI system-wide sales, which include sales of third-party inventory, were $303.2 million compared to $295.9 million during 2010.

•

We sold $109.2 million of third-party inventory and earned sales and marketing commissions of $73.7 million. Including our resort management, title services, construction management and other fee-based operations, our total fee-based service revenues were $144.7 million, a 21% increase over 2010.

We believe our fee-based service business enables us to leverage our expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Providing these services requires significantly less capital investment than our traditional vacation ownership business. Our goal is for fee-based services to become an increasing portion of our business over time; however, our efforts to do so may not be successful.

During 2010 and 2011, we sold $78.8 million and $109.2 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $53.0 million and $73.7 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $10.8 million and $17.8 million in pre-tax profits by providing sales and marketing fee-based services during 2010 and 2011, respectively.

Additionally, consistent with initiatives seeking to improve our liquidity, during 2011, we continued to focus on generating VOI sales that are paid in cash in full at the time of sale or shortly thereafter and encouraging larger down payments on financed sales. During 2011, including down payments received on financed sales, 58% of our VOI sales were paid in cash within approximately 30 days from the contract date. Refer to Liquidity and Capital Resources section below for additional information.

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

Notes Receivable and Allowance for Loan Losses

We offer financing to buyers of our VOIs who meet certain minimum requirements. On a more limited basis, Bluegreen Communities also offers financing to buyers of its homesites. Accordingly, we are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI notes receivables, excluding any benefit for the value of future recoveries of defaulted VOI inventory. We update our estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in our expected losses related to notes originated in prior periods.

We seek to monetize our notes receivable by transferring the notes to warehouse purchase facilities, in which case the notes are legally sold to a special purpose entity for the benefit of a financial institution or conduit, or by pledging the notes as collateral for a receivables hypothecation loan. We attempt to maintain these diversified liquidity sources for our notes receivable in order to mitigate the risks of being dependent on a single source. Each such facility has eligibility standards for the notes receivable that may be sold or pledged under the facility. It is generally contemplated that notes receivable transferred to a warehouse purchase facility will ultimately be included in a future securitization of the transferred notes. The notes receivable securitized are determined during the negotiation of the securitization transaction, with the characteristics of the notes receivable selected determining the terms of the transaction. Notes receivable previously pledged as collateral for a receivable hypothecation loan may also be included in a term securitization transaction, however such notes are generally not included if doing so would result in a significant prepayment penalty. Further, based on the size and timing of the securitization, we may also choose to include newly originated notes receivable. Additionally, the specific characteristics of the notes receivable factor into whether such notes would be desirable to include in a securitization. Such factors may include delinquency status, FICO® score, interest rate, remaining term, outstanding balance and whether the obligor is foreign or domestic.

The allowance for loan losses as of December 31, 2010 and 2011 was as follows (dollars in thousands):

	As of
	December 31, 2010	December 31, 2011
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$171,901	$154,020
VOI notes receivable - securitized	533,479	459,778
	705,380	613,798
Allowance for loan losses - non-securitized	(29,263)	(22,739)
Allowance for loan losses - securitized	(113,205)	(83,874)
VOI notes receivable, net	$562,912	$507,185

Allowance as a % of gross notes receivable	20%	17%

Notes receivable secured by homesites:
Notes receivable	$6,765	$5,801
Allowance for loan losses	(692)	(469)
Homesite notes receivable, net	$6,073	$5,332

Allowance as a % of gross notes receivable	10%	8%
Total notes receivable:
Gross notes receivable	$712,145	$619,599
Allowance for loan losses	(143,160)	(107,082)
Notes receivable, net	$568,985	$512,517
Allowance as a % of gross notes receivable	20%	17%

The activity in our allowance for uncollectible notes receivable for the year ended December 31, 2011 was as follows (in thousands):

Balance, beginning of the year	$143,160
Provision for loan losses (1)	29,549
Less: Write-offs of uncollectible receivables	(65,627)
Balance, end of year	$107,082

(1)	Includes provision for loan losses on notes receivable generated in connection with the sales of homesites.

We believe that relatively high unemployment in the United States and adverse economic conditions in general have adversely impacted, and may continue to adversely impact, the performance of our notes receivable portfolio in the form of relatively higher defaults and lower prepayment rates than we have historically experienced. Our estimates regarding our allowance for loan losses involve interpretation of historical data, the aging of receivables, current default trends by origination year, the impact of loan seasoning, current economic conditions, the economic outlook, and the FICO® scores of the borrowers at the time of origination. To the extent that our estimates change, our results of operations could be adversely affected. During 2010 and 2011, in addition to recognizing an estimate of loan losses on current loan originations, we recorded $69.7 million and $13.0 million, respectively, of charges as a result of changing our estimate of future loan losses on loans originated prior to our implementation of FICO® score-based credit underwriting standards during December 2008. While we believe our notes receivable are adequately reserved at this time, future defaults may occur at levels greater than we expect. If the future performance of our loans varies from our expectations and estimates, additional charges may be required in the future.

The average annual default rates and delinquency rates (more than 30 days past due) on our notes receivable were as follows:

Average Annual Default Rates	Year Ended December 31,

Division	2009		2010		2011
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	15.1%		13.0%		10.8%
Loans originated on or after December 15, 2008(1)	1.3	%(2)(3)	5.4	%(2)	6.5	% (2)
Notes receivable secured by homesites	—		11.3	%(4)	14.2%

Delinquency Rates (5)	As of December 31,

Division	2009		2010		2011
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	6.0%		5.3%		4.9%
Loans originated on or after December 15, 2008(1)	2.0	%(3)	3.3%		3.0%

Notes receivable secured by homesites	22.5	%(4)	11.5%		3.1%

(1)	On December 15, 2008, we implemented our FICO®-score based credit underwriting program.

(2)	Reflects, in management’s opinion, the benefits of our FICO®-score based credit underwriting standards as well as our policy that loans are not defaulted until after 120 days past due.

(3)

The average annual default rate and the delinquency rate as of December 31, 2009 related to VOI loans originated on or after December 15, 2008 may not reflect sufficient delinquency/default experience of the underlying loans, and therefore, do not represent a meaningful comparison to the other periods presented.

(4)

As of December 31, 2009, we were in the process of foreclosing on a total of nine Bluegreen Communities’ receivables. Had we completed the foreclosure process in 2009, the Bluegreen Communities average annual default rate would have been approximately 7% and 5% during 2009 and 2010, respectively, and the delinquency rate would have been approximately 17% as of December 31, 2009.

(5)	The percentage of our serviced VOI notes receivable portfolio that was over 30 days past due as of the dates indicated.

Substantially all defaulted VOI notes receivable result in a recovery of the related VOI that secured the note receivable, typically soon after default and a nominal cost. We then attempt to resell the recovered VOI in the normal course of business.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted.

•	Revenue Recognition and Inventory Cost Allocation.

Sales of Real Estate

In accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Codification Standards (“ACS”) 970-605, Real Estate-Revenue Recognition, we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should we become unable to reasonably estimate the collectibility of our receivables, we may have to defer the recognition of sales and our results of operations could be negatively impacted. Under timeshare accounting rules, the buyer’s minimum cash down payment towards the purchase of our VOIs is met only if the cash down payment received, reduced by the value of certain incentives provided to the buyer at the time of sale, is at least 10% of the sales price. If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type or value of sales incentives that we provide to buyers of our VOIs may increase the number of VOI sales being deferred or extend the period during which a sale is deferred, which could materially adversely impact our results of operations.

In cases where development has not been substantially completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, which could materially adversely impact our results of operations.

Timeshare accounting rules require the use of an industry-specific relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage — the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of repossessed VOI inventory, generally as a result of the default of the related receivable.

The revenues of Bluegreen Communities, which include homesite sales, are included within the results of discontinued operations for all periods presented in our consolidated statements of operations contained in this Annual Report.

Fee-Based Sales Commissions and Other Operations Revenue

In addition to sales of real estate, we also generate revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized when:

Fee-based sales commissions	The sale transaction with the VOI purchaser is consummated in accordance with the terms of the agreement with the third-party developer and the related consumer rescission period has expired.

Resort management and service fees	Management services are rendered. (1)

Resort title fees	Escrow amounts are released and title documents are completed.

Rental and sampler program	Guests complete stays at the resorts. Rental and sampler program proceeds are classified as a reduction to “cost of other resort operations.”

(1)

In connection with our management of the property owners’ associations, among other things, we act as agent for the property owners’ association to operate the resort as provided under the management agreement. In certain cases, the personnel at the resorts are Bluegreen employees. The property owners’ association bears all of the economic costs of such personnel and generally pays us in advance of, or simultaneously with, the payment of payroll. In accordance with ASC 605-45, Overall Considerations of Reporting Revenues Gross as a Principal versus Net as an Agent, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

•

Carrying Value of VOI Completed Inventory. We carry our completed VOIs at the lower of i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or ii) estimated fair value, less costs to sell.

•

Carrying Value of VOI Held for Development and Under Development and Long-Lived Assets. We evaluate the recovery of our long-lived assets, and our undeveloped real estate properties or real estate properties under development, if certain trigger events occur. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair value.

•

Carrying Value of Assets Held for Sale. The Purchase and Sale Agreement with Southstar described above provides for the sale of virtually all of the inventory and the fixed assets related to Bluegreen Communities. Therefore, such assets are presented separately on our consolidated balance sheets included in this Annual Report as “assets held for sale.”

The carrying value of assets held for sale is based on the fair value of the assets less estimated costs to sell. The fair value of assets held for sale as of December 31, 2011 was derived from the sale price under the Purchase and Sale Agreement with Southstar. During 2011, we recorded non-cash charges of $59.1 million to write down the value of Bluegreen Communities’ assets to estimated fair value less costs to sell.

Prior to Bluegreen Communities being classified as a discontinued operation, Bluegreen Communities’ inventory was accounted for based on its status of complete or undeveloped. During 2009 and 2010, we recorded non-cash charges totaling $13.2 million and $19.6 million, respectively, to write down the carrying amount of certain phases of completed Bluegreen Communities’ properties to their estimated fair value less costs to sell. Additionally, during 2010, we recorded an impairment of $35.0 million to write down the carrying amount of certain undeveloped phases of Bluegreen Communities’ properties to fair value, as we determined that the carrying amounts of these properties would not be recovered by estimated future cash flows. Our assessment consisted of determining recoverability of our costs based on our plans and upon a combination of factors, including, among others, estimates of remaining life-of-project sales for each project, the probability of alternative outcomes, the period required to complete such sales, estimates of costs to complete each project, if needed, and relevant market data.

•

Allowance for Loan Losses on VOI Notes Receivable. We record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We estimate uncollectible VOI notes receivable based on historical uncollectibles for similar VOI notes receivable over the applicable historical period, using a technique referred to as a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes.

We also consider certain qualitative data, including the aging of the respective receivables, current default trends by origination year, current economic conditions, and the FICO® scores of the borrowers. Additionally, under timeshare accounting requirements, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. We review our reserves for loan losses on at least a quarterly basis. If defaults increase, our results of operations could be materially adversely impacted. During 2010 and 2011, in addition to recognizing an estimate of loan losses on current loan originations, we recorded $69.7 million and $13.0 million, respectively, of charges as a result of changing our estimate of future loan losses on loans originated prior to our implementation of FICO® score-based credit underwriting standards during December 2008.

Results of Operations

As described above and elsewhere in this Annual Report, the operating results of Bluegreen Communities, our residential communities business segment, have been classified as discontinued operations due to the decision made by our Board of Directors on June 30, 2011 to seek to sell the division or all or substantially all of its assets. In connection with that determination, we incurred pre-tax charges of $62.0 million with respect to Bluegreen Communities’ assets based on our valuation of the assets held for sale. Additionally, during 2011, our discontinued operations included a pre-tax loss of $8.0 million, which, when combined with the impairment charge and offset by the income tax benefit, resulted in an after-tax loss from discontinued operations of $45.6 million.

During 2011, management modified its measure of “segment operating profit” to include certain costs previously excluded. Accordingly, the segment operating profit for Bluegreen Resorts for the years ended December 31, 2009 and 2010 has been adjusted to reflect the revised presentation.

Information regarding the results of operations for Bluegreen Resorts for the years ended December 31, 2009, 2010 and 2011 is set forth below (dollars in thousands):

	For the Year Ended
	December 31, 2009		December 31, 2010		December 31, 2011
	Amount	% of System- wide sales of VOIs, net	Amount	% of System- wide sales of VOIs, net	Amount	% of System-wide sales of VOIs, net

System-wide sales of VOIs (1)	$248,820		$295,859		$303,217
Changes in sales deferred under timeshare accounting rules	13,711		818		(537)
System-wide sales of VOIs, net	262,531	100%	296,677	100%	302,680	100%
Less: Sales of third-party VOIs	(31,735)	(12)	(78,805)	(27)	(109,171)	(36)
Gross sales of VOIs	230,796	88	217,872	73	193,509	64
Estimated uncollectible VOI notes receivable (2)	(31,205)	(14)	(94,164)	(43)	(29,374)	(15)
Sales of VOIs	199,591	76	123,708	42	164,135	54
Cost of VOIs sold (3)	(66,589)	(33)	(29,015)	(23)	(40,460)	(25)
Gross profit (3)	133,002	67	94,693	77	123,675	75
Fee-based sales commission revenue	20,057	8	52,966	18	73,673	24
Other fee-based services revenue	57,014	22	67,036	23	70,985	23
Cost of other fee-based services	(33,117)	(13)	(35,075)	(12)	(37,762)	(12)
Net carrying cost of VOI inventory	(6,560)	(2)	(8,965)	(3)	(14,332)	(5)
Selling and marketing expenses	(117,850)	(45)	(137,713)	(46)	(135,554)	(45)
Field general and administrative expenses (4)	(16,919)	(6)	(20,087)	(7)	(19,306)	(6)
Operating profit	$35,627	14%	$12,855	4%	$61,379	20%

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted in the same manner as the sale of our VOI inventory.

(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs.

(3)	Percentages for cost of VOIs sold and gross profit are calculated based on sales of VOIs.

(4)

General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses totaled $43.0 million, $38.3 million and $41.2 million for the years ended December 31, 2009, 2010 and 2011, respectively. (See Corporate General and Administrative Expenses below for further discussion).

Bluegreen Resorts - Year ended December 31, 2011 compared to the year ended December 31, 2010

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of Bluegreen-owned VOIs as well as sales of VOIs owned by third parties. The sales of third-party VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process we use to sell our VOI inventory. We earn commissions on such sales from third parties. System-wide sales of VOIs increased from $295.9 million in 2010 to $303.2 million in 2011 as a result of an increase in the number of sales transactions and a slightly higher average sales price per transaction.

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third parties for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Year Ended
	2010	2011

Number of sales offices at period-end	20	21
Number of Bluegreen VOI sales transactions	18,504	16,665
Number of sales made on behalf of third parties for a fee	6,426	8,927
Total number of VOI sales transactions	24,930	25,592
Average sales price per transaction	$12,006	$12,065
Number of total prospects tours	160,281	166,024
Sale-to-tour conversion ratio– total prospects	15.6%	15.4%
Number of new prospects tours	92,847	95,954
Sale-to-tour conversion ratio– new prospects	10.6%	10.9%
Percentage of sales to owners	58.3%	57.2%

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $217.9 million and $193.5 million in 2010 and 2011, respectively. Sales of VOIs owned by us decreased during 2011 due to our increased focus on selling VOIs on behalf of third parties in connection with the expansion of our fee-based service sales and marketing business. See Fee-Based Sales Commission Revenue below.

Gross sales of VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During 2011, due to the timing of revenue recognition, we realized a net deferral of approximately $0.5 million of sales, compared to a net recognition of approximately $0.8 million of sales in 2010.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, as reduced by the impact of estimated uncollectible VOI notes receivable as further described below. Sales of VOIs were $123.7 million in 2010 compared to $164.1 million in 2011.

VOI revenue is reduced by our estimate of future uncollectible VOI notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in our estimates of future note receivable performance for newly originated loans and the future performance of our existing loan portfolio. Our estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 43% and 15% during 2010 and 2011, respectively. Our estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were higher during 2010 due to the charges recognized during the year in connection with changes in our estimate of future performance on loans generated prior to December 15, 2008 as further described below.

In connection with our quarterly analysis of our loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, we may identify factors or trends that change our estimate of future loan performance and result in a change in our allowance for loan losses. During the years ended December 31, 2010 and 2011, we reduced revenue by $24.5 million and $16.4 million, respectively, for the estimated future uncollectibles on loans originated in these periods. Additionally, during 2010, and to a lesser extent during 2011, we recorded charges to increase our allowance for uncollectible notes receivable in connection with the lower FICO® score loans generated prior to December 15, 2008, the date on which we implemented FICO® score-based credit standards. In connection with our quarterly analysis of loan performance, we concluded that these lower FICO® score loans have not experienced the same benefit of seasoning as other loans in the same vintage historically have, thus increasing the probability of higher future defaults on such loans, which resulted in charges of $69.7 million and $13.0 million during 2010 and 2011, respectively. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from our estimates.

Cost of VOIs Sold. Cost of VOIs sold is the cost of Bluegreen VOIs sold during the period and relieved from inventory. During 2010 and 2011, cost of VOIs sold was $29.0 million and $40.5 million, respectively, and represented 23% and 25%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period, changes in the estimated future sales (including future defaults and estimated incremental revenue from the resale of repossessed VOI inventory), and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).

Fee-Based Sales Commission Revenue. We earn commissions for the sales of third-party inventory upon the closing of the respective sales transaction. During the years ended December 31, 2010 and 2011, we sold $78.8 million and $109.2 million, respectively, of third-party inventory and earned sales and marketing commissions of $53.0 million and $73.7 million, respectively. Based on an allocation of our selling, marketing and segment general and administrative expenses to these sales, we believe we generated approximately $11.1 million and $17.8 million in pre-tax profits from these sales and marketing fee-based services during the years ended December 31, 2010 and 2011, respectively. The increase in the sales of third-party developer inventory during 2011 is a result of our strategic expansion of our fee-based service business. We anticipate that fee-based services will be a greater portion of our revenues in the future, although our efforts in this respect may not be successful.

Net Carrying Cost of VOI Inventory. We are responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory, which is paid to the property owners’ associations that maintain the resorts. We attempt to mitigate this expense, to the extent possible, through the rental of our owned VOIs. Accordingly, the net carrying cost for our unsold inventory fluctuates with the number of VOIs we own and the number of resorts subject to the developer subsidy arrangements, as well as proceeds from rental and sampler activity. During 2010 and 2011, the carrying cost of our inventory was $19.0 million and $23.4 million, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $10.0 million and $9.1 million, respectively.

Selling and Marketing Expenses. Selling and marketing expenses were $137.7 million and $135.6 million during 2010 and 2011, respectively. As a percentage of system wide sales, net, selling and marketing expenses remained relatively consistent during the years at 45% in 2011 and 46% in 2010. Our overall sale-to-tour ratios decreased slightly during 2011 to 15.4%, compared to 15.6% in 2010. Sales to owners, which carry a relatively lower marketing cost, accounted for 57.2% of system-wide sales during 2011, as compared to 58.3% during 2010.

Field General and Administrative Expenses. Field general and administrative expenses, which represent expenses directly attributable to our resort sales and marking operations and exclude corporate overhead, were $20.1 million and $19.3 million during 2010 and 2011, respectively. As a percentage of system-wide sales, net, field general and administrative expenses decreased slightly to 6% during 2011 from 7% during 2010.

Other Fee-Based Services

Revenue and costs related to our other fee-based services were as follows (in thousands):

	For the Year Ended
	2010	2011
Revenues:
Fee-based management services	$50,783	$55,423
Title operations	9,486	8,171
Other	6,767	7,391
Total other fee-based services revenue	67,036	70,985

Costs:
Fee-based management services	26,027	27,660
Title operations	2,304	2,785
Other	6,744	7,317
Total cost of other fee-based services	35,075	37,762

Profit:
Fee-based management services	24,756	27,763
Title operations	7,182	5,386
Other	23	74
Total other fee-based services profit	$31,961	$33,223

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

Revenues generated by other fee-based services were $67.0 million and $71.0 million during 2010 and 2011, respectively. Revenues related to other fee-based services increased in 2011 as we provided services to more VOI owners and managed more timeshare resorts on behalf of property owners’ associations. As of December 31, 2011, we managed 45 timeshare resort properties and hotels compared to 43 as of December 31, 2010. The increase in management services revenue was partly offset by a reduction in fees earned from title services during 2011, as a result of an initiative implemented during 2010 which reduced our processing back-log and had an impact of increasing 2010 title fee revenues.

We intend to continue to pursue our efforts to provide resort management and title services to resort developers and others, on a cash-fee basis. While our efforts to do so may not be successful, we hope that this will become an increasing portion of our business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $35.1 million and $37.8 million in 2010 and 2011, respectively. This increase in the cost during 2011 was due to the additional service volume described above.

Bluegreen Resorts - Year ended December 31, 2010 compared to the year ended December 31, 2009

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of Bluegreen-owned VOIs as well as sales of VOIs owned by third parties. We began selling and marketing vacation ownership inventory on behalf of third parties for a fee in July 2009. The sales on behalf of third parties are transacted through the same selling and marketing process we use to sell our owned VOI inventory.

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third parties for a fee for the periods indicated. The information is provided before giving effect to the deferral of sales in accordance with GAAP:

	For the Year Ended
	2009	2010

Number of sales offices at period-end	21	20
Number of Bluegreen VOI sales transactions	19,602	18,504
Number of sales made on behalf of third parties for a fee	2,593	6,426
Total number of VOI sales transactions	22,195	24,930
Average sales price per transaction	$11,324	$12,006
Number of total prospects tours	139,801	160,281
Sale-to-tour conversion ratio– total prospects	15.9%	15.6%
Number of new prospects tours	80,590	92,847
Sale-to-tour conversion ratio– new prospects	11.7%	10.6%
Percentage of sales to owners	55.0%	58.3%

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $230.8 million and $217.9 million in 2009 and 2010, respectively.

Gross sales of VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During 2010, due to the timing of revenue recognition, we realized a net recognition of approximately $0.8 million of sales, compared to a net recognition of approximately $13.7 million of sales in 2009.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, reduced by our estimate of future uncollectible VOI notes receivable. Sales of VOIs were $199.6 million in 2009 compared to $123.7 million in 2010. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period, and changes in our estimates of future note receivable performance for newly originated loans and the future performance of our existing loan portfolio. During the years ended December 31, 2010 and 2009, we reduced revenue by $24.5 million and $31.2 million, respectively, for the estimated future uncollectibles on loans originated in these periods. Additionally, during 2010, we recorded charges of $69.7 million to increase our allowance for uncollectible notes receivable in connection with the lower FICO® score loans generated prior to December 15, 2008, the date on which we implemented FICO® score-based credit standards. In connection with our analysis of loan performance which we performed during 2010, we concluded that these lower FICO® score loans have not experienced the same benefit of seasoning as other loans in the same vintage historically have, thus resulting in the probability of higher future defaults on such loans.

Cost of VOIs Sold. Cost of VOIs sold was $66.6 million and $29.0 million in 2009 and 2010, respectively. Cost of VOIs sold varies between periods based on the sales volumes, the relative costs of the specific VOIs sold in each respective period and the size of the point packages of the VOIs sold. Additionally, cost of VOIs sold during 2010 was impacted by the decrease in the overall carrying cost of our VOI inventory due to the adoption of ASU 2009-16 and ASU 2009-17, effective January 1, 2010. In addition, the increase in our loan loss reserve during 2010 impacted our future projected product margins, which decreased the carrying cost of inventory in accordance with applicable timeshare accounting rules.

During the year ended December 31, 2010, Bluegreen Resorts’ gross profit percentage was 77%, compared to 67% during the year ended December 31, 2009. The increase in the gross profit percentages during 2010 is mainly attributed to the decrease in the carrying cost of our VOI inventory as a result of the adoption of the new accounting standards on January 1, 2010, as described above.

Fee-Based Sales Commission Revenue. As described above, in July 2009, we began selling and marketing VOIs owned by third parties for a fee. We earn commissions for the sales of third-party VOIs upon the closing of the respective sales transaction.

During the years ended December 31, 2009 and 2010, we sold $31.7 million and $78.8 million, respectively, of third-party VOIs and earned sales and marketing commissions of $20.1 million and $53.0 million, respectively. Based on an allocation of our selling, marketing and segment general and administrative expenses to these sales, we believe we generated approximately $3.6 million and $11.1 million in pre-tax profits by providing these sales and marketing fee-based services during the years ended December 31, 2009 and 2010, respectively.

Net Carrying Cost of VOI Inventory. The carrying cost of our VOI inventory includes maintenance fees and developer subsidies on VOIs in Bluegreen-owned inventory that are paid to the property owners’ associations that maintain the resorts. We partially mitigate this expense, to the extent possible, through the rental of our owned VOIs. Accordingly, the net carrying cost of developer inventory fluctuates with the number of VOIs we hold and the number of resorts subject to developer subsidy arrangements, as well as revenue realized from rental and sampler activity. During 2009 and 2010, the carrying cost of our developer inventory totaled approximately $19.8 million and $19.0 million, respectively, and was offset by rental and sampler revenues, net of expenses, of $13.2 million and $10.0 million, respectively.

Selling and Marketing Expenses. Selling and marketing expenses for Bluegreen Resorts were $117.9 million and $137.7 million during 2009 and 2010, respectively. Selling and marketing expenses increased during 2010, compared to 2009 as we expanded our marketing activity consistent with the increase in our system-wide sales of VOIs. As a percentage of system-wide sales, net, selling and marketing expenses were 46% and 45% during 2010 and 2009, respectively. Our overall sale-to-tour ratios decreased slightly during 2010 to 15.6%, compared to 15.9% in 2009. Sales to owners, which carry a relatively lower marketing cost, accounted for 58% of system-wide sales during 2010, as compared to 55% during 2009.

Field General and Administrative Expenses. Field general and administrative expenses for Bluegreen Resorts were $16.9 million and $20.1 million during 2009 and 2010, respectively. Field general and administrative expenses for Bluegreen Resorts increased during 2010, compared to 2009 due to additional spending required to support the increased level of sales activity. As a percentage of system-wide sales, net, field general and administrative expenses increased to 7% during 2010 as compared to 6% during 2009.

Other Fee-Based Services

Revenue and costs related to our other resort fee-based services were as follows (in thousands):

	For the Year Ended
	2009	2010

Revenues:
Fee-based management services	$44,620	$50,783
Title operations	7,197	9,486
Other	5,197	6,767
Total other fee-based services revenue	57,014	67,036

Costs:
Fee-based management services	24,454	26,027
Title operations	2,184	2,304
Other	6,479	6,744
Total cost of other fee-based services	33,117	35,075

Profit:
Fee-based management services	20,166	24,756
Title operations	5,013	7,182
Other	(1,282)	23
Total other fee-based service profit	$23,897	$31,961

Other Fee-Based Services Revenue. Our other fee-based services revenue consists primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions. In exchange for fees, we provide management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of the Club Resorts and Club Associate Resorts. In connection with our management services provided to Bluegreen Vacation Club, we manage the club reservation system and provide owner services as well as billing and collections services.

Revenues generated by other fee-based services were $57.0 million and $67.0 million during 2009 and 2010, respectively. Revenues related to other fee-based services increased in 2010 as a result of additional fees earned by providing services to more VOI owners and from managing more timeshare resorts on behalf of property owners’ associations. As of December 31, 2010, we managed 43 timeshare resort properties and hotels compared to 37 as of December 31, 2009. Additionally, our revenues related to title services increased due to a reduction in our processing back-log and the increase in the number of system-wide VOI sales transactions.

Cost of Other Fee-Based Services. Cost of other fee-based services was $33.1 million and $35.1 million in 2009 and 2010, respectively. The increase in the cost during 2010 was due to the additional service volumes described above.

Interest Income and Interest Expense. As of December 31, 2010 and 2011, our net interest spread primarily included the interest earned on $712.1 million and $619.6 million, respectively, of gross VOI notes receivable, net of interest expense incurred on $571.9 million and $479.3 million, respectively, of related receivable-backed debt. The following table details the sources of interest income and interest expense (in thousands):

	For the Years Ended December 31,
	2009	2010	2011
Interest Income:
VOI notes receivable:
Non-securitized	$26,150	$25,317	$24,315
Securitized	23,412	80,508	69,683
Retained interest in notes receivable sold	19,186	—	—
Other	589	638	655
Total interest income	69,337	106,463	94,653

Interest Expense:
Receivable-backed notes payable:
Recourse	5,518	7,122	10,037
Non-recourse	8,434	36,356	28,993
Total interest expense on receivable-backed notes payable	13,952	43,478	39,030
Other	18,246	18,067	14,878
Total interest expenses	32,198	61,545	53,908
Net interest spread	$37,139	$44,918	$40,745

Interest Income. The decrease in interest income during 2011 compared to 2010 was a result of the continued decrease in our VOI notes receivable portfolio, which in turn was due to both the maturing of the portfolio as well as our efforts to increase cash sales and collect higher down payments on those VOI sales that we do finance. We expect that our notes receivable portfolio will continue to decrease in the near term due to these factors.

The increase in total interest income on notes receivable during 2010 as compared to 2009 reflects a higher average balance of our vacation ownership notes receivable and to a lesser extent, higher interest rates charged on timeshare loans originated on or after November 1, 2008. As discussed above, the average balances of our notes receivable increased during 2010 as a result of the consolidation of notes receivable held by seven of our special purpose finance entities that were previously reported “off-balance-sheet.” Accordingly, we previously did not recognize interest income on such notes receivable, but instead recognized interest income through the accretion of interest on our retained interests in the notes held by these entities. As of January 1, 2010, the amount of receivables, net of allowance, that would have been previously reported “off-balance sheet” was $377.3 million.

Interest Expense. Interest expense decreased in 2011 compared to 2010 due to lower average outstanding debt balances during 2011 as a result of debt repayments. The increase in interest expense on receivable-backed notes payable in 2010 as compared to 2009 reflects a higher average debt balance of additional non-recourse receivable-backed debt recorded on our balance sheet as a result of the consolidation of seven special purpose finance entities as of January 1, 2010. As of January 1, 2010, the outstanding balance of the non-recourse receivable-backed debt previously reported “off-balance sheet” was $411.4 million.

Our other interest expense is mainly comprised of interest on lines of credit and notes payable and our junior subordinated debentures. Other interest expense decreased in 2011 compared to 2010 due to lower average outstanding debt balances during 2011 as a result of debt repayments, partly offset by slightly higher interest rates. Other interest expense remained at consistent levels in 2010 as compared to 2009, as the benefit of a lower average debt balance and lower interest rates on our junior subordinated debentures was offset by higher interest rates on certain extensions to our existing debt agreements.

Our effective cost of borrowing was 6.36%, 7.46% and 7.59% during 2009, 2010 and 2011, respectively.

Mortgage Servicing Operations. Our mortgage servicing operations include processing payments and collection of notes receivable owned by us and by third parties. In addition, our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities and include monthly reporting activities for our lenders and receivable investors.

We earn loan servicing fees from securitization and securitization-type transactions as well as from providing loan servicing to third-party developers. Prior to the adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010, we recognized servicing fee income for providing mortgage servicing for notes receivable that had been sold to off-balance-sheet special purpose finance entities and for providing loan services to third-party portfolio owners on a cash-fee basis. Beginning in 2010, we ceased recognizing servicing fee income for providing mortgage servicing to our special purpose finance entities as such entities are now consolidated by us and the related loan servicing fees are now reported as a component of interest income.

In 2010, we began earning servicing fee income for servicing the loan portfolios of certain third-party developers in connection with our fee-based service arrangements. Such servicing fee income was approximately $0.2 million and $0.5 million during 2010 and 2011, respectively. As of December 31, 2011, the total principal amount of notes receivable serviced by us under these arrangements was $46.5 million.

The cost of our mortgage servicing operation was $4.5 million, $5.0 million and $5.1 million during 2009, 2010 and 2011, respectively.

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

Corporate general and administrative expenses were $43.0 million, $38.3 million and $41.2 million for 2009, 2010 and 2011, respectively. The $2.9 million, or 8%, increase in 2011 compared to 2010 primarily relates to higher stock-based compensation expense. Stock-based compensation expense was higher in 2011 as a result of expenses recognized in connection with the acceleration of the vesting of stock options held by certain employees (as further described in Note 9 to our Consolidated Financial Statements). Additionally, stock-based compensation expense during 2010 benefited from an increase in expected stock option forfeitures. The $4.7 million, or 11%, decrease in 2010 compared to 2009 primarily relates to lower litigation costs, the benefit of higher than expected forfeitures on certain stock grants and lower company-wide benefit costs.

For a discussion of field selling, general and administrative expenses, see discussion above.

Other Expense, Net. Other expense, net was $1.8 million, $2.8 million and $1.1 million for 2009, 2010 and 2011, respectively. Other expense, net in 2009 includes primarily $3.2 million of expenses incurred in connection with exploring possible alternatives for obtaining liquidity of our notes receivable partially offset by the benefit of the termination of certain of our accrued lease obligations in an amount which was approximately $0.7 million lower than we previously estimated. Other expense, net, during 2010 included a $1.6 million non-cash impairment charge related to a write-down of one of our assets. Other expense, net for 2011 reflects a charge of $1.2 million due to an unfavorable outcome relating to a disputed deposit on an acquisition which was pursued in 2005.

Non-controlling Interests in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our consolidated financial statements. The non-controlling interests in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interests in income of consolidated subsidiary was $7.5 million, $8.1 million and $7.7 million for 2009, 2010, and 2011, respectively.

Provision for Income Taxes. Our annual effective tax rate has historically ranged between 35% and 40%, based primarily upon the mix of taxable earnings among the various states in which we operate. Our provision for income taxes in 2009 includes a one-time benefit of approximately $4.6 million for an adjustment to deferred income taxes in the second quarter of 2009, a result of certain temporary book and tax differences being deemed permanent (see Note 11 to the Consolidated Financial Statements). In addition to changes in our mix of earnings, our effective tax rate in 2011 was negatively impacted by the expiration of stock options in November 2011. While we recognized compensation expense in accordance with GAAP for these options, we are unable to receive a deduction for income tax purposes because the options expired unexercised.

Discontinued Operations. On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. On June 30, 2011, our board of directors made a determination to seek to sell Bluegreen Communities, or all or substantially all of its assets. As a result of this decision, it was determined that Bluegreen Communities met the criteria for classification as discontinued operations. Accordingly, the operating results of Bluegreen Communities, which prior to June 30, 2011 were presented as a separate reporting segment, are included in discontinued operations for all periods in our consolidated statements of operations.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar. The Purchase and Sale Agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. Southstar has also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. The Agreement, as amended, provides for the transaction to be consummated no later than April 30, 2012. However, closing of the transaction remains subject to the parties’ receipt of all required consents and certain other customary closing conditions, including the performance by the parties of their respective obligations under the agreement. There can be no assurance that the transaction will be consummated on the contemplated terms, including in the contemplated time frame, or at all. See Note 13 to our Consolidated Financial Statements for additional information.

As of the date of filing of this Annual Report, Southstar has delivered cash deposits totaling $4.5 million, $50,000 of which is non-refundable, and the remainder of which is being held in escrow pending closing and will only be refunded to Southstar in the event the transaction is not consummated as a result of a breach of the agreement by one or more of our subsidiaries which is not timely cured.

Below are the results of discontinued operations for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	For the Year Ended December 31,
	2009		2010		2011

Revenues of discontinued operations	$25,447		$13,447		$10,994
Cost of discontinued operations	(47,226	) (1)	(80,533	) (1)	(16,067)
Loss on the disposal of golf courses	(10,544)		—		—
Loss on assets held for sale	—		—		(61,959)
Interest expense	(3,934)		(4,250)		(2,956)
Loss from discontinued operations before benefit for income taxes	(36,257)		(71,336)		(69,988)
Benefit for income taxes	12,621		24,966		24,423
Loss from discontinued operations, net	$(23,636)		$(46,370)		$(45,565)

(1)	Includes non-cash inventory impairment charges of $13.2 million and $54.6 million during 2009 and 2010, respectively. See additional information below.

Year ended December 31, 2011 compared to the year ended December 31, 2010

Revenues of discontinued operations, which consist primarily of sales of homesites, were $13.4 million and $11.0 million during the 2010 and 2011, respectively. The decrease in revenues in 2011 resulted from a reduced sales volume in the second half of 2011.

Cost of discontinued operations was $80.5 million and $16.1 million during 2010 and 2011, respectively. Cost of discontinued operations primarily consists of cost of sales of real estate, expenses associated with the operation of two golf courses, selling and marketing expenses, and general and administrative expenses. Cost of discontinued operations during 2010 also included non-cash impairment charges of $54.6 million to write-down certain phases of Bluegreen Communities’ properties to their estimated fair value less costs to sell as a result of continued low sales volume, reduced prices and the impact of reduced sales on the forecasted sellout period of the properties.

Loss from discontinued operations during 2011 included a loss on assets held for sale of approximately $62.0 million, primarily the result of non-cash charges to write-down Bluegreen Communities’ assets to fair value less cost to sell. While fair value was derived from the sale price under the Purchase and Sale Agreement described above, the transaction may not be consummated on the contemplated terms or at all. As a result, additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of assets held for sale are materially different from the sales price under the Purchase and Sale Agreement.

Also included in results of discontinued operations is interest expense primarily on the H4BG Communities Facility as certain of the assets classified as held for sale and contemplated to be sold under the Purchase and Sale Agreement with Southstar serve as collateral under this facility. Under the terms of the facility, the entire amount of the debt outstanding under the facility and a $2.0 million deferred fee would be required to be repaid upon the sale of the assets. Interest expense was $4.3 million and $3.0 million during 2010 and 2011, respectively. Interest expense decreased during 2011 due to lower average debt balances as a result of debt repayments.

Year ended December 31, 2010 compared to the year ended December 31, 2009

Revenues of discontinued operations were $25.4 million and $13.4 million during 2009 and 2010, respectively. Homesite sales were adversely impacted by the weakening of the economy in general and the deterioration of the real estate markets, in particular. Bluegreen Communities experienced continued low demand, especially for its higher priced premium homesites.

Cost of discontinued operations was $47.2 million and $80.5 million during 2009 and 2010, respectively. Cost of discontinued operations during 2009 and 2010 included non-cash impairment charges to write-down certain phases of our properties to their estimated fair value less costs to sell. As a result of continued depressed sales volume, reduced prices and the impact of sales levels on the forecasted sell-out period of projects, during the years ended December 31, 2010 and 2009, we recorded non-cash charges to cost of real estate sales of approximately $54.6 million and $13.2 million, respectively, to write-down the carrying amount of certain phases of Bluegreen Communities’ properties to their estimated fair value, less costs to sell, if applicable. We calculated the estimated fair value less costs to sell of these properties as of December 31, 2009 and 2010 based on our analysis of their estimated future cash flows, discounted at rates commensurate with the inherent risk. We estimated future cash flows based upon what we believed to be market participants’ expectations of future performance, given then-current and projected forecasts of the economy and real estate markets in general as well as the forecasted sell-out periods for each community. As of December 31, 2010, we evaluated the carrying value of Bluegreen Communities’ inventory (carrying value was $82.2 million as of December 31, 2010) based upon the probability-weighted average cash flows at various outcomes, including to develop and sell such inventory as retail homesites or to execute on various strategic alternatives which we contemplated pursuing at that time.

During the fourth quarter of 2009, Bluegreen Communities sold four of its golf courses located in North Carolina and Virginia for cash proceeds of approximately $9.4 million, and we realized a loss on the sale of the golf courses of $10.5 million.

Discontinued operations, also include interest expense on notes payable which are collateralized by certain Bluegreen Communities inventory and property and equipment as such debt is required to be repaid upon the sale of the related assets. Interest expense was $3.9 million and $4.3 million during 2009 and 2010, respectively. Interest expense was slightly lower during 2009 due to interest capitalized into inventory in connection with homesite development.

Changes in Financial Condition

The following table summarizes our cash flows for 2009, 2010 and 2011 (in thousands):

	For the Year Ended December 31,
	2009	2010	2011

Cash flows provided by operating activities	$14,575	$163,940	$166,671
Cash flows provided by (used in) investing activities	45,647	(5,910)	(4,009)
Cash flows used in financing activities	(50,292)	(156,436)	(153,816)
Net increase in cash and cash equivalents	$9,930	$1,594	$8,846

Cash Flows from Operating Activities. We generated $166.7 million of cash from our operating activities during 2011, as compared to $163.9 million of cash generated during 2010 and $14.6 million of cash generated during 2009. Our operating cash flow increased during 2011 due to the generation of more cash from VOI sales and fee-based services, and a reduction of our inventory development spending, partly offset by lower interest income on notes receivable due to the decreasing balance of the portfolio.

The increase in cash flows from operating activities during 2010 as compared to 2009 was primarily a result of our consolidation of assets, liabilities, and operations of special purpose finance entities upon our adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010, which resulted in changes to our cash flow statement in the form of additional cash receipts from securitized notes receivable now being included in operating cash flows (see Note 2 to our Consolidated Financial Statements for further information). Previously, these special purpose finance entities were not consolidated and the net cash flow associated with their operations (which consist of collecting principal and interest payments on notes receivable and making interest and debt repayments) was recorded as a component of investing activities as cash received from retained interests. The increase in cash flows from operating activities during 2010 compared to 2009 was also the result of significantly lower development spending, our successful efforts to receive larger down payments on our sales and generate a higher percentage of cash VOI sales, and increased revenues related to our fee-based services, substantially all of which are provided on a cash basis.

Cash Flows from Investing Activities. We used $4.0 million of cash in our investing activities during 2011, as compared to $5.9 million of cash used during 2010 and $45.6 million of cash generated during 2009. Expenditures in 2010 and 2011 consisted primarily of spending on information technology needed to enhance or maintain operations. Cash used by our investing activities during 2010 also included $2.2 million for the acquisition of the Paradise Point resort. The decrease in cash flows from investing activities during 2010 as compared to 2009 was primarily the result of the required reclassification of cash received from retained interests in notes receivable sold as a result of the adoption of the new accounting guidance (as discussed above in Cash Flows from Operating Activities) compared to amounts received in 2009. Additionally, during 2010, we reduced our spending for property and equipment to $3.7 million, as compared to $7.5 million in 2009, and we realized $9.4 million of cash from the sale of golf courses in 2009.

Cash Flows from Financing Activities. We used $153.8 million of cash in our financing activities during 2011, as compared to $156.4 million of cash used during 2010 and $50.3 million of cash used during 2009. The decrease in cash used in financing activities during 2011 reflects lower payments required to service our lines of credit and notes payable, as well as lower distributions to the non-controlling interest in the Joint Venture. The increase in cash used in financing activities during 2010 as compared to 2009 was related to net repayments (i.e., repayments net of borrowings) of $82.4 million related to our debt collateralized by notes receivable during 2010, compared to net repayments of $8.5 million during 2009. The securitization debt is repaid as mortgage payments are received on the notes receivable that serve as collateral for the debt. The net repayments of notes receivable-backed debt in 2010 reflect the consolidation of securitization debt as a result of adopting ASU 2009-16 and ASU 2009-17 effective January 1, 2010. Additionally, we entered into two securitization transactions during 2010 pursuant to which we received aggregate gross proceeds of $131.9 million, $117.9 of which was used to pay down our receivables purchase facility with BB&T. In addition, we repaid $56.9 million under our lines-of-credit and notes payable during 2010, compared to net repayments of $37.1 million during 2009. For additional information on the availability of cash from our existing credit facilities as well as our repayment obligations, see Liquidity and Capital Resources below.

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

During 2011, including down payments received on financed sales, 58% of our VOI sales were paid in cash within approximately 30 days from the contract date. We believe that the amount of cash received within 30 days is a result of (i) incentives paid to our sales associates for generating cash sales volume, and (ii) point-of-sale credit card programs provided by third parties for our customers. Should such programs change or be eliminated, our percentage of cash sales could decrease significantly.

While the vacation ownership business has historically been capital intensive, our principal goal in the current environment has been to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate higher percentages of our sales in cash compared to historical levels, as discussed above; (ii) maintaining sales volumes that allow us to focus on what we believe to be the most efficient marketing channels available to us; (iii) minimizing capital and inventory expenditures; and (iv) utilizing our sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for us.

Historically, our business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers has been a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in our ability to meet our short and long-term cash needs. We have attempted to diversify our sources of such financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. We believe that in general we currently have adequate completed VOIs in inventory to satisfy our needs for the next several years, although we expect to develop VOIs at our Bluegreen/Big Cedar Joint Venture in the near-term. Accordingly, except for development at the Bluegreen/Big Cedar Joint Venture, we expect acquisition and development expenditures to remain at current levels in the near term. Furthermore, if the opportunity to acquire a strategic property on favorable terms presents itself, we may decide to acquire or develop more inventory in the future which would increase our acquisition and development expenditures and may require us to incur additional debt. We currently expect development expenditures during 2012 to be in a range of approximately $20.0 million to $25.0 million, with the majority of spending related to the Bluegreen/Big Cedar Joint Venture.

We may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, however, such financing may not be available to us on favorable terms or at all. If our efforts are unsuccessful, our liquidity would be significantly adversely impacted. In light of the current trading price of our common stock, financing involving the issuance of our common stock or securities convertible into our common stock would be highly dilutive to our existing shareholders.

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets or make investments; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. In addition, certain of our financing arrangements restrict our ability in the near term to pay cash dividends on our common stock and repurchase shares. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

Certain of the assets contemplated to be sold under the Purchase and Sale Agreement with Southstar serve as collateral for our outstanding H4BG Communities facility, which had an aggregate outstanding balance of approximately $23.9 million at December 31, 2011. Under the terms of the facility, the entire amount of such debt and a $2.0 million deferred fee would be required to be repaid in connection with the sale of the assets, including upon consummation of the sales transaction with Southstar. In addition, certain of our outstanding facilities with Wells Fargo and RFA, which had an aggregate outstanding balance of approximately $21.1 million at December 31, 2011, require the prior consent of the lenders to our proposed merger with BFC. The Wells Fargo loan ($19.9 million outstanding as of December 31, 2011) is due the earlier of June 30, 2012 or the closing of the merger. RFA has indicated that they intend to consent to the merger, and we are in the process of legal documentation on such consent.

Credit Facilities

The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of December 31, 2011. These facilities do not constitute all of our outstanding indebtedness as of December 31, 2011. Our other indebtedness includes outstanding junior subordinated debentures and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of December 31, 2011 (in thousands):

	Borrowing Limit	Outstanding Balance as of December 31, 2011	Availability as of December 31, 2011	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2011

BB&T Purchase Facility(1)	$50,000	$28,810	$21,190	December 2012; December 2015	30 day LIBOR +3.50%; 4.75%(3)

2011 Liberty Bank Facility(1)(2)	60,000	10,858	12,665	February 2013; February 2016	Prime Rate +2.25%; 6.50%(4)

CapitalSource Facility(1)	30,000	—	30,000	September 2013; September 2016	30 day LIBOR+5.75%; 6.50%(5)
	$140,000	$39,668	$63,855

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)

In February 2011, we entered into a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. Availability under the 2011 Liberty Bank Facility is reduced by the amounts outstanding to the extending participants under the 2008 Liberty Bank Facility, as the aggregate amount outstanding to such participants under the 2008 Liberty Bank Facility and the 2011 Liberty Bank Facility at any point in time cannot exceed $60.0 million. The amount outstanding under the 2008 Liberty Bank Facility to the extending participants was $36.5 million as of December 31, 2011.

(3)	Interest charged on this facility is subject to a LIBOR floor of 1.25%

(4)	Interest charged on this facility is subject to a floor of 6.50%.

(5)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.

BB&T Purchase Facility. We have a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”)(the “BB&T Purchase Facility”). During October 2011, we amended the BB&T Purchase Facility to allow for maximum outstanding borrowings of $50.0 million and extend the revolving advance period from December 17, 2011 to December 17, 2012. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5% through the revolving advance period, subject to the terms of the facility and eligible collateral. The BB&T Purchase Facility matures three years after the expiration of the revolving advance period (such three-year period, the “Term-Out Period”), or earlier as provided under the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5% (4.75% as of December 31, 2011). During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. The 30-day LIBOR rate is subject to a floor of 1.25%.

Additionally, subject to the terms of the facility, we will receive the excess cash flows generated by the receivables financed under the facility (excess meaning after customary payments of fees, interest and principal under the facility) until the commencement of the Term-Out Period, at which point all of the excess cash flow will be paid to BB&T until the outstanding balance is paid in full.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.

During 2011, we pledged $45.7 million of VOI notes receivable to this facility and received cash proceeds of $30.9 million. We also repaid $2.1 million on the facility.

2011 Liberty Bank Facility. In February 2011, we entered into a $60.0 million revolving hypothecation facility (the “2011 Liberty Bank Facility”) with certain participants in our 2008 Liberty Bank Facility. (See “Other Outstanding Receivable-Backed Notes Payable - 2008 Liberty Bank Facility” below for information regarding the 2008 Liberty Bank Facility). The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($36.5 million as of December 31, 2011), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of December 31, 2011).

During 2011, we pledged $14.9 million of VOI notes receivable to this facility and received cash proceeds of $12.7 million. We also repaid $1.8 million on the facility.

CapitalSource Facility. On September 20, 2011, we entered into a $30.0 million revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of December 31, 2011). As of December 31, 2011 there were no amounts borrowed and outstanding under this facility, however, we pledged $7.6 million of VOI receivables and borrowed $6.1 million under the CapitalSource Facility through the date of this filing.

Other Outstanding Receivable-Backed Notes Payable

We have outstanding obligations under various receivable-backed credit facilities and securitizations that have no remaining future availability as the advance periods have expired. Information regarding these facilities and securitizations is set forth in the table below (dollars in thousands):

	Balance as of December 31, 2011	Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2011

2008 Liberty Bank Facility	$49,742	August 2014	Prime + 2.25%; 6.50%(1)

NBA Receivables Facility	16,758	September 2017, October 2018 (2)	30 day LIBOR+5.25%; 6.75%(3)

GE Bluegreen/Big Cedar Facility	15,551	April 2016	30 day LIBOR+1.75%; 2.05%

Legacy Securitization (4)	15,826	September 2025	12.00%

RFA Receivables Facility	1,281	February 2015 (5)	30 day LIBOR+4.00%; 4.30%

Quorum Purchase Facility	7,508	December 2030	8.00%

Other Non-Recourse Receivable-Backed Notes Payable	332,996	December 2015 - March 2026	5.27% - 7.35%
	$439,662

(1)	Interest charged on this facility is subject to a floor of 6.50%

(2)	$11.8 million of the amount outstanding as of December 31, 2011 matures on September 30, 2017, and $5.0 million matures on October 31, 2018.

(3)	Interest charged on this facility is subject to a floor of 6.75%.

(4)

Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $1.8 million.

(5)	See discussion below for information regarding a possible acceleration of the debt upon consummation of our proposed merger with BFC.

2008 Liberty Bank Facility. We have an outstanding revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. Indebtedness under the 2008 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of December 31, 2011). During 2011, we repaid $17.8 million on the facility.

NBA Receivables Facility. In September 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provides an 85% advance on eligible receivables, subject to terms and conditions which we believe to be customary for facilities of this type. At the time of closing of the transaction, $23.5 million of eligible receivables were pledged and we received an advance of $20.0 million. The availability period under the facility expired on June 30, 2010; however the facility was amended during May 2011 to allow us to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.0 million borrowing limit for all amounts outstanding under the facility.

All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In addition, the principal balance must be paid down to certain target balances periodically. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of December 31, 2011).

The unpaid balance related to advances made prior to the May 2011 amendment, $11.8 million of which was outstanding as of December 31, 2011, matures on September 30, 2017. The unpaid balance related to the additional advances made pursuant to the May 2011 amendment, $5.0 million of which was outstanding as of December 31, 2011, matures on October 31, 2018.

During 2011, we pledged $5.9 million of VOI notes receivable to this facility and received cash proceeds of $5.0 million. We also repaid $6.6 million on this facility.

GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility has expired, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75% (2.05% as of December 31, 2011). During 2011, we repaid $8.3 million on this facility.

Legacy Securitization. In September 2010, we completed a securitization transaction of the lowest FICO®-score loans previously financed in the BB&T Purchase Facility discussed above. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, the date that we implemented our FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this securitization, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. The notes payable generated gross proceeds to us of $24.3 million (before fees and reserves and expenses we believe to be customary for transactions of this type), which were used to repay a portion of the outstanding balance under the BB&T Purchase Facility. While ownership of the timeshare receivables included in the Legacy Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

We guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During 2011, we repaid $7.7 million, respectively, of the outstanding balance on the Legacy Securitization notes payable, including shortfall payments totaling $3.8 million in connection with our guarantee.

RFA Receivables Facility. We have an outstanding receivables facility with Resort Finance America LLC (“RFA”) (the “RFA Receivables Facility”). The advance period under this facility has expired and all outstanding borrowings are scheduled to mature no later than February 2015. The terms of the facility require that we obtain RFA’s consent prior to consummating our proposed merger with BFC. While RFA has indicated that they intend to consent to the merger, if we do not ultimately obtain such consent, the entire outstanding balance under the RFA Receivables Facility, which totaled approximately $1.3 million as of December 31, 2011, would be due and payable upon the closing of the merger. During 2011, we repaid $1.9 million under this facility.

Quorum Purchase Facility. On December 22, 2010, we entered into a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the facility and subject to certain conditions precedent, Quorum agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The facility also contemplates for Quorum to have the ability to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. The terms of the Quorum Purchase Facility reflect an 80% advance rate and a program fee rate of 8% per annum. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payment of customary fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by us.

During 2011, we pledged $10.1 million of VOI notes receivable to this facility and received cash proceeds of $8.1 million. We also repaid $0.7 million on the facility.

In March 2012, the Quorum Purchase Facility was amended and expanded whereas Quorum agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $25.0 million purchase price through March 31, 2013. The amended terms of the Quorum Purchase Facility reflect an 83% advance rate and a program fee rate of 6.5% per annum.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, we have other non-recourse securitization debt outstanding. While the ownership of VOI receivables under these securitizations was transferred for legal purposes, these transfers have been accounted for as secured borrowings since January 1, 2010 and therefore are included on our balance sheet. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and to fund required reserves, if any, with the remaining balance of such cash retained by us. During 2011, we repaid $103.2 million under these facilities.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our inventories. As of December 31, 2011, these included the following significant items (dollars in thousands):

	Outstanding Balance as of December 31, 2011	Borrowing Maturity (1)	Borrowing Rate; Rate as of December 31, 2011
RFA AD&C Facility	$21,619	June 2012	30-day LIBOR+4.50%; 4.80%

H4BG Communities Facility	23,889	December 2012 (2)	Prime + 2.00%; 8% (3)

Wells Fargo Term Loan	19,858	April 2012 (5)	30-day LIBOR + 6.87%; 7.17%

Foundation Capital	12,860	October 2015	8% (4); 8%

Textron AD&C Facility	3,866	April 2013	Prime + 1.50%; 4.75%

Fifth Third Bank Note Payable	2,909	April 2023	30-day LIBOR+3.00%; 3.30%

Other Lines-of-Credit and Notes Payable	1,816	January 2014 - March 2023	5.00% - 6.88%
	$86,817

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between December 31, 2011 and maturity.

(2)

This facility is secured by certain of Bluegreen Communities’ assets and will become due and payable upon the sale of such assets if consummated prior to the note maturity date. See additional information below.

(3)	The interest rate on this facility is subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20.0 million, and (2) 6.0% thereafter.

(4)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.

(5)

In February 2012, the borrowing maturity on this facility was extended to June 30, 2012. See discussion below for information regarding a possible acceleration of the debt upon consummation of our proposed merger with BFC.

RFA AD&C Facility. This facility was used to finance the acquisition and development of certain of our resorts and currently has one outstanding project loan, which is collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”). The maturity date for the Club 36 Loan is June 30, 2012. Principal payments are effected through agreed-upon release prices as timeshare interests in the Club 36 resort that serve as collateral under the facility are sold, subject to periodic minimum required amortization. As of December 31, 2011, we had no availability under this facility. Indebtedness under the facility bears interest at the 30-day LIBOR plus 4.50% (4.80% as of December 31, 2011). During 2011, we repaid $30.6 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by our Fountains Resort in Orlando, Florida.

In March 2012, RFA approved the extension of the maturity of the Club 36 Loan for up to one year on modified terms. This extension may not close as contemplated.

H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects: Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by the following golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia).

Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2.0%, subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter. As the outstanding balance was approximately $23.9 million as of December 31, 2011, the interest rate under the facility as of December 31, 2011 was 8.0%. The H4BG Communities Facility also requires that a fee of $2.0 million be paid to the lender upon the maturity of the facility. During 2011, we repaid $7.0 million of the outstanding balance under this facility.

The facility is scheduled to mature on December 31, 2012, however, if the assets that secure the facility are sold prior to the scheduled maturity date, the facility will mature upon the sale of the assets and a $2.0 million deferred fee paid will also be due at that time. The assets to be sold under the Purchase and Sale Agreement with Southstar relating to substantially all of the assets which comprise Bluegreen Communities include the assets pledged as collateral under this facility.

Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which amended, restated and consolidated our then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line-of-credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. Under the terms of the agreement, principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, we pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in a term securitization transaction we completed in December 2010. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.17% as of December 31, 2011) and was originally scheduled to mature in April 2012. In February 2012, the facility was amended to extend the maturity date to June 30, 2012, with four $4.5 million minimum installments to be paid monthly starting March 2012. If the proposed merger with BFC should close prior to the scheduled maturity, all amounts outstanding under the Wells Fargo Term Loan shall be due and payable. During 2011, we repaid $10.9 million under this facility.

Foundation Capital. In 2010, in two separate transactions, we acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the existing Wilderness Club at Big Cedar. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc (“Foundation Capital”), with both notes totaling $13.2 million. The real estate property acquired in connection with these transactions serves as collateral on the notes payable. Both notes payable to Foundation Capital have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes will be based upon release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements. During 2011, we repaid $0.3 million of the outstanding balance.

Textron AD&C Facility. We had a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility was used to facilitate the borrowing of funds for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% - 1.50% (4.75% as of December 31, 2011) and is due monthly. The advance period under the Textron AD&C Facility has expired.

The outstanding balance under the Textron AD&C facility as of December 31, 2011 of $3.9 million relates to the sub-loan used for the acquisition of our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.

During 2011, we repaid $5.4 million under this facility.

Fifth Third Bank Note Payable. In April 2008, we purchased a building in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023. The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.30% as of December 31, 2011). During 2011, we repaid $0.2 million under this note.

Commitments

Our material commitments as of December 31, 2011 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our projects based on our sales contracts with customers and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our non-cancelable operating leases by period date, as of December 31, 2011 (in thousands):

	Payments Due by Period

	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Contractual Obligations
Receivable-backed notes payable(1)	$868	$57,692	$72,144	$348,626	$479,330
Lines-of-credit and notes payable	67,442	4,969	12,390	2,016	86,817
Jr. subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	6,117	11,659	11,519	22,204	51,499
Total contractual obligations	74,427	74,320	96,053	483,673	728,473

Interest Obligations (2)
Receivable-backed notes payable	31,233	62,497	53,565	148,234	295,529
Lines-of-credit and notes payable	3,744	2,249	955	423	7,371
Jr. subordinated debentures	6,326	12,038	12,038	115,124	145,526
Total contractual interest	41,303	76,784	66,558	263,781	448,426
Total contractual obligations	$115,730	$151,104	$162,611	$747,454	$1,176,899

(1)	Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $1.8 million.

(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2011.

We estimate that the cash required to satisfy our development obligations related to resort buildings and resort amenities is approximately $6.0 million as of December 31, 2011. We also estimate that the cash required to satisfy our obligations related to Bluegreen Communities projects that were substantially sold-out and as a result are not part of the sale to Southstar, is approximately $0.7 million as of December 31, 2011. We plan to fund these expenditures over the next three to five years, primarily with cash generated from operations; however, we may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that we are not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, we anticipate that we will incur such obligations in the future.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities we will seek to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit. We will continue our efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire or, in certain circumstances, accelerate in the near term. We may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, our efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, we may be required to seek waivers of such covenants, and we may not be successful in obtaining waivers, and such covenants may limit our ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. Further, certain of our outstanding debt includes covenants which restrict our ability to pay cash dividends on or repurchase shares of our common stock. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond our control.

Off-balance-sheet Arrangements

As of December 31, 2011, we did not have any “off-balance sheet” arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Inflation and Changing Prices Risk

We believe that inflation and changing prices have had a material impact on our revenues and results of operations. We have increased the sales prices of our VOIs periodically and have experienced increased construction and development costs from time to time during the last several years. We may not be able to increase or maintain the current level of our sales prices, and increased construction costs may have a material adverse impact on our gross margin. In addition, to the extent that inflation in general or increased prices for our VOIs adversely impacts consumer demand, our results of operations could be adversely impacted.

Foreign Currency Risk

During 2011, our total revenues and net assets denominated in a currency other than U.S. dollars represented approximately 3% of our consolidated revenues and less than 1% of our consolidated assets. Sales generated by Bluegreen Properties, N.V., our subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

As of December 31, 2011, we had fixed interest rate debt of approximately $394.1 million and floating interest rate debt of approximately $282.9 million. In addition, our notes receivable were comprised of $614.6 million of fixed rate loans and $5.0 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase. If interest rates increased or decreased one percentage point, the effect on interest expense related to our variable-rate debt would be an annual increase or a decrease of approximately $3.0 million, based on December 31, 2011 balances. A similar change in interest rates would affect the total fair value of our fixed rate debt by an immaterial amount. This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a significant change in interest rates, we would likely attempt to take actions to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLUEGREEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2010	December 31, 2011
ASSETS
Unrestricted cash and cash equivalents	$72,085	$80,931
Restricted cash ($41,243 and $38,913 in VIEs at December 31, 2010 and December 31, 2011, respectively)	53,922	51,125
Notes receivable, net ($420,274 and $375,904 in VIEs at December 31, 2010 and December 31, 2011, respectively)	568,985	512,517
Prepaid expenses	4,882	4,120
Other assets	56,790	47,100
Inventory	337,684	302,843
Property and equipment, net	73,815	70,112
Assets held for sale	87,769	28,625
Total assets	$1,255,932	$1,097,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$8,243	$8,834
Accrued liabilities and other	60,518	62,878
Deferred income	17,550	24,549
Deferred income taxes	25,605	15,776
Receivable-backed notes payable - recourse ($22,759 and $15,826 in VIEs at December 31, 2010 and December 31, 2011, respectively)	135,660	110,016
Receivable-backed notes payable - non-recourse (in VIEs)	436,271	369,314
Lines-of-credit and notes payable	142,120	86,817
Junior subordinated debentures	110,827	110,827
Total liabilities	$936,794	$789,011

Commitments and Contingencies (Note 10)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 140,000 shares authorized; 31,327 and 31,288 shares issued December 31, 2010 and December 31, 2011, respectively	314	313
Additional paid-in capital	189,580	191,999
Retained earnings	94,271	77,018
Total Bluegreen Corporation shareholders’ equity	284,165	269,330
Non-controlling interest	34,973	39,032
Total shareholders’ equity	319,138	308,362
Total liabilities and shareholders’ equity	$1,255,932	$1,097,373

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2009	2010	2011

Revenues:
Gross sales of VOI	$230,796	$217,872	$193,509
Estimated uncollectible VOI notes receivable	(31,205)	(94,164)	(29,374)
Sales of VOIs	199,591	123,708	164,135

Fee-based sales commission revenue	20,057	52,966	73,673
Other fee-based services revenue	57,014	67,036	70,985
Interest income	69,337	106,463	94,653
	345,999	350,173	403,446

Costs and expenses:
Cost of VOIs sold	66,589	29,015	40,460
Cost of other resort operations	39,677	44,040	52,094
Selling, general and administrative expenses	172,165	199,497	199,237
Interest expense	32,198	61,545	53,908
Other expense, net	1,810	2,839	1,095
	312,439	336,936	346,794

Income before non-controlling interest, provision for income taxes, and discontinued operations	33,560	13,237	56,652
Provision for income taxes	6,024	2,739	20,655
Income from continuing operations	27,536	10,498	35,997
Loss from discontinued operations, net of income taxes	(23,636)	(46,370)	(45,565)
Net income (loss)	3,900	(35,872)	(9,568)
Less: Net income attributable to non-controlling interest	7,472	8,094	7,685
Net loss attributable to Bluegreen Corporation	$(3,572)	$(43,966)	$(17,253)

(Loss) income attributable to Bluegreen Corporation per common share - Basic
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.65	$0.08	$0.91
Loss per share from discontinued operations	(0.76)	(1.49)	(1.46)
Loss per share attributable to Bluegreen shareholders	$(0.11)	$(1.41)	$(0.55)

(Loss) income attributable to Bluegreen Corporation per common share - Diluted
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.65	$0.08	$0.88
Loss per share from discontinued operations	(0.76)	(1.47)	(1.42)
Loss per share attributable to Bluegreen shareholders	$(0.11)	$(1.40)	$(0.54)

Weighted average number of common shares:
Basic	31,088	31,165	31,220
Diluted	31,100	31,469	32,110

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

			Equity Attributable to Bluegreen Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of Income Taxes	Equity Attributable to Non-Controlling Interest

31,240	Balance at December 31, 2008	$411,985	$312	$182,654	$196,328	$3,173	$29,518
—	Net income (loss)	3,900	—	—	(3,572)	—	7,472
—	Other comprehensive income	405	—	—	—	405	—
—	Stock compensation	4,404	—	4,404	—	—	—
103	Vesting of restricted stock	2	2	—	—	—	—
—	Stock issuance costs	(52)	—	(52)	—	—	—
—	Cummulative effect of change in accounting principle	2,576	—	—	6,762	(4,186)	—
31,343	Balance at December 31, 2009	423,220	314	187,006	199,518	(608)	36,990
—	Impact of adoption of ASU 2009-16 and 2009-17	(60,673)	—	—	(61,281)	608	—
31,343	Balance at January 1, 2010	362,547	314	187,006	138,237	—	36,990
—	Net income (loss)	(35,872)	—	—	(43,966)	—	8,094
—	Member distribution to non-controlling interest holder	(10,111)	—	—	—	—	(10,111)
(16)	Stock compensation	2,574	—	2,574	—	—	—
31,327	Balance at December 31, 2010	319,138	314	189,580	94,271	—	34,973
—	Net income (loss)	(9,568)	—	—	(17,253)	—	7,685
—	Member distibution to non-controlling interest holder	(3,626)	—	—	—	—	(3,626)
67	Shares issued upon exercise of stock options	169	—	169	—	—	—
—	Stock compensation	3,791	—	3,791	—	—	—
(106)	Restricted stock cancellation due to award modification	(1,186)	(1)	(1,185)	—	—	—
—	Net change in deferred taxes for stock compensation	(356)	—	(356)	—	—	—
31,288	Balance at December 31, 2011	$308,362	$313	$191,999	$77,018	$—	$39,032

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011

Operating activities:
Net income (loss)	$3,900	$(35,872)	$(9,568)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash communities inventory impairment	13,159	54,564	—
Non-cash loss on assets held for sale	—	—	59,144
Other non-cash charges	—	1,623	—
Non-cash stock compensation expense	4,406	2,574	2,605
Depreciation and amortization	15,579	14,910	13,166
Loss on disposal of property and equipment	173	427	50
Loss on sales of golf courses	10,544	—	—
Estimated uncollectible notes receivable	31,641	94,554	29,549
Benefit for deferred income taxes	(3,409)	(27,238)	(10,185)
Interest accretion on retained interests in notes receivable sold	(19,186)	—	—
Changes in operating assets and liabilities:
Notes receivable	(21,332)	23,033	26,919
Prepaid expenses and other assets	(2,454)	143	7,209
Changes in restricted cash	(2,694)	6,504	2,797
Inventory	6,178	27,090	34,841
Accounts payable, accrued liabilities and other	(21,930)	1,628	10,144
Net cash provided by operating activities	14,575	163,940	166,671

Investing activities:
Cash received from retained interests in notes receivable sold	43,741	—	—
Business acquisitions	—	(2,208)	—
Purchases of property and equipment	(7,521)	(3,702)	(4,009)
Proceeds from sales of property and equipment	13	—	—
Proceeds from sales of golf courses, net	9,414	—	—
Net cash provided by (used in) investing activities	45,647	(5,910)	(4,009)

Financing activities:
Proceeds from borrowings collateralized by notes receivable	81,683	196,985	56,647
Payments on borrowings collateralized by notes receivable	(90,180)	(279,383)	(150,044)
Proceeds from borrowings under line-of-credit facilities and notes payable	11,861	—	—
Payments under line-of-credit facilities and notes payable	(48,944)	(56,861)	(55,303)
Payments of debt issuance costs	(4,660)	(7,066)	(1,659)
Stock issuance cost	(52)	—	—
Distributions to non-controlling interest	—	(10,111)	(3,626)
Proceeds from exercise of stock options	—	—	169
Net cash used in financing activities	(50,292)	(156,436)	(153,816)
Net increase in cash and cash equivalents	9,930	1,594	8,846
Unrestricted cash and cash equivalents at beginning of period	60,561	70,491	72,085
Unrestricted cash and cash equivalents at end of period	$70,491	$72,085	$80,931

BLUEGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011

Supplemental schedule of non-cash operating, investing and financing activities:
Inventory acquired through financing	$—	$13,200	$—
Retained interests in notes receivable sold	$(11,078)	$—	$—

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$36,372	$56,927	$51,271
Income taxes paid	$2,475	$1,666	$2,705

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Organization

We are a sales, marketing and management company, primarily focused on the vacation ownership industry. Our business has historically been conducted through two operating segments — our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”).

Our continuing operations relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed and owned by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of our 59 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

Bluegreen Communities markets residential homesites, the majority of which are sold directly to retail customers seeking to build a home generally in the future, in some cases on properties featuring a golf course and other related amenities. Bluegreen Communities also has realty and daily-fee golf course operations. Bluegreen Communities’ historical operations also included acquiring, developing and subdividing the property comprising its residential homesites. As previously disclosed, our Board of Directors made a determination during June 2011 to seek to sell Bluegreen Communities, or all or substantially all of its assets. As a consequence, Bluegreen Communities is accounted for as a discontinued operation for all periods in the accompanying financial statements. On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar Development Partners, Inc. (“Southstar”). The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. Assets excluded from the sale primarily include Bluegreen Communities’ notes receivable portfolio and Bluegreen or Bluegreen Communities subsidiaries will generally remain responsible for commitments and liabilities relating to previously completed developments and assets not sold to Southstar. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. As the transaction is an asset sale, liabilities not assumed by Southstar under the agreement and liabilities related to Bluegreen Communities’ operations prior to the closing of the transaction will continue to be liabilities of our subsidiaries. Southstar has advised us that it has obtained the financing required in order to close the transaction, but obtaining such financing is not a closing condition. However, closing of the transaction remains subject to the parties’ receipt of all required consents and certain other customary closing conditions, including the performance by the parties of their respective obligations under the agreement. See Note 13 for additional information.

On November 11, 2011, we entered into a definitive merger agreement with BFC Financial Corporation (“BFC”), pursuant to which, upon consummation of the merger contemplated by the agreement and subject to the terms and conditions thereof, we will become a wholly owned subsidiary of BFC and our shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of our common stock that they hold at the effective time of the merger (subject to adjustment in connection with the reverse stock split expected to be effected by BFC immediately prior to the consummation of the merger). BFC owns approximately 54% of our common stock as well as a controlling interest in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and a non-controlling interest in Benihana, Inc. (“Benihana”).

The merger agreement provides for the transaction to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger. However, consummation of the merger is subject to a number of closing conditions, including the approval of both our and BFC’s shareholders, the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger and the absence of any legal restraints or prohibitions preventing the completion of the merger or litigation or other proceeding seeking to enjoin or prohibit the merger. There is no assurance that the merger will be consummated on the contemplated terms, including in the contemplated time frame, or at all.

Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate have been filed. See “Item 3 – Legal Proceedings.”

Certain of our outstanding facilities with Wells Fargo Bank, N.A. (“Wells Fargo”) and Resort Finance America LLC (“RFA”), which had an aggregate outstanding balance of approximately $21.1 million at December 31, 2011, require the prior consent of the lenders to the merger. The Wells Fargo loan ($19.9 million outstanding as of December 31, 2011) is due the earlier of June 30, 2012 or the closing of the merger. RFA has indicated that they intend to consent to the merger, and we are in the process of legal documentation on such consent.

If the merger is consummated, our common stock will no longer be listed for trading on the New York Stock Exchange (the “NYSE”) or registered under the Exchange Act of 1934 (the “Exchange Act”). As described above, the merger agreement requires, as a condition to the merger, that BFC’s Class A Common Stock be approved for listing on a national securities exchange at the effective time of the merger. See Note 14 for additional information.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, and variable interest entities (sometimes referred to herein as “VIEs”) of which we are the primary beneficiary and Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and our majority voting control of its management committee. We do not consolidate our statutory business trusts formed to issue trust preferred securities as these entities represent variable interest entities in which we are not the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations (Topic 810). The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions in consolidation.

On January 1, 2010, we adopted Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (“ASC 860”): Accounting for Transfers of Financial Assets (“ASU 2009-16”), and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). The adoption of these standards resulted in our consolidation, on January 1, 2010, of seven special purpose finance entities associated with past securitization transactions. See Note 2 for further information. Prior to January 1, 2010, in accordance with then-prevailing generally accepted accounting principles (“GAAP”), we did not consolidate these special purpose finance entities in our financial statements because the securitization transactions qualified as sales of financial assets.

As described above and further in Note 13, the operating results of Bluegreen Communities are classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Correction of Immaterial Errors

Sales Discount Classification

We identified an error related to our classification in the consolidated statements of operations of a certain sales discount. We determined that in accounting for such discount, we did not properly classify the discount as a reduction to sales of real estate but instead included such amount as a component of selling, general and administrative expenses. This error did not impact net income (loss) for any period. However, we have revised the consolidated statements of operations for each of the years ended December 31, 2009 and 2010 by reducing both sales of real estate and selling, general and administrative expenses by $2.2 million and $2.1 million, respectively.

Presentation of Repurchased Stock

We also identified an error related to our presentation of repurchased shares of our common stock, which we had previously classified as “treasury stock” on our consolidated balance sheets and consolidated statements of shareholders’ equity. In accordance with the Massachusetts Business Corporation Act, which eliminated the concept of treasury shares for Massachusetts corporations, shares of common stock repurchased constitute authorized but unissued shares. Accordingly, we have revised our presentation of the 2.8 million shares of our common stock previously repurchased to reflect these shares as unissued, and have reduced retained earnings by the $12.9 million previously attributed to treasury stock. This error did not impact total shareholders’ equity in any period.

We reviewed the impact on prior periods of the errors discussed above in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, “Materiality,” and determined that the errors were not material.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

We invest cash in excess of our immediate operating requirements in short-term time deposits and money market instruments generally with original maturities at the date of purchase of three months or less. We maintain cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States, Canada and Aruba. However, a significant portion of our unrestricted cash is maintained with a single bank and, accordingly, we are subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining our deposits are performed to evaluate and, if necessary, take actions in an attempt to mitigate credit risk.

Restricted cash consists primarily of customer deposits held in escrow accounts and cash collected on pledged notes receivable not yet remitted to lenders.

Revenue Recognition

In accordance with the requirements of ASC 970, Real Estate (“ASC 970”), we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. As described above and further in Note 13, the revenues of Bluegreen Communities, which include homesite sales, are included within the results of discontinued operations for all periods presented in the accompanying consolidated statements of operations.

We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should our estimates regarding the collectibility of our receivables change adversely, we may have to defer the recognition of sales and our results of operations could be negatively impacted. Under timeshare accounting rules, the calculation of the adequacy of a buyer’s commitment for the sale of VOIs requires that cash received towards the purchase of our VOIs be reduced by the value of certain incentives provided to the buyer at the time of sale. If after considering the value of the incentive the 10% requirement is not met, the VOI sale, and the related cost and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that we provide to buyers of our VOIs may result in additional VOI sales being deferred or extend the period during which a sale is deferred, in which case our results of operations may be materially adversely impacted.

In cases where development has not been substantially completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing any of our projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, which may materially and adversely impact our results of operations.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of our sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are expensed as incurred. Conversely, incremental revenues in excess of incremental carrying costs are recorded as a reduction to VOI inventory. Incremental carrying costs include costs that have been incurred by us during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory. During the years ended December 31, 2009, 2010 and 2011, all of our rental revenue and sampler revenue earned was recorded as an off-set to cost of other resort operations, as such amounts were less than the incremental carrying cost.

In addition to sales of real estate, we also generate revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized when:
Fee-based sales commissions	The sale transaction with the VOI purchaser is consummated in accordance with the terms of the agreement with the third-party developer and the related consumer rescission period has expired.

Resort management and service fees	Management services are rendered (1).

Resort title fees	Escrow amounts are released and title documents are completed.

Rental and sampler program	Guests complete stays at the resorts. Rental and sampler program proceeds are classified as a reduction to “cost of other resort operations.”

(1)

In connection with our management of the property owners’ associations, among other things, we act as agent for the property owners’ association to operate the resort as provided under the management agreements. In certain cases, the personnel at the resorts are Bluegreen employees. The property owners’ association bears all of the economic costs of such personnel and generally pays us in advance of, or simultaneously with, the payment of payroll. In accordance with ASC 605-45, Overall Considerations of Reporting Revenues Gross as a Principal versus Net as an Agent, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

Our cost of other resort operations consists of the costs associated with the various revenues described above as well as developer subsidies and maintenance fees on our unsold VOIs.

Notes Receivable

Our notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2010 and 2011, $27.8 million and $20.9 million, respectively, of our VOI notes receivable were more than three months contractually past due and, hence, were not accruing interest income. Our notes receivable are generally written off as uncollectible when they have become approximately 120 days past due.

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

During 2009, we recorded charges totaling $1.1 million for other-than-temporary decreases in the fair value of certain of our retained interest in notes receivable sold. The decrease in the fair value of our retained interest in notes receivable sold primarily resulted from an increase in the discount rates applied to estimated future cash flows on our retained interests to reflect then-current interest rates in the securitization market and unfavorable changes in the amount and timing of estimated future cash flows. These charges have been netted against interest income in our consolidated statement of operations for the year ended December 31, 2009.

Subsequent to the adoption of ASU 2009-17 on January 1, 2010, we consolidated special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance-sheet sales treatment, and as a result, the retained interests were eliminated. See Note 2 for additional information.

Inventory

Our inventory consists of completed VOIs, VOIs under construction and land held for future vacation ownership development. We carry our completed inventory at the lower of i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes plus other costs incurred during construction, or ii) estimated fair value, less costs to sell. VOI inventory and cost of sales are accounted for under timeshare accounting rules, which define a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage - the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, we do not relieve inventory for VOI cost of sales related to anticipated credit losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

We also periodically evaluate the recovery of the carrying amount of our incomplete or undeveloped resort properties in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), which provides guidance relating to the accounting for the impairment or disposal of long-lived assets.

Assets Held for Sale

As described above, the Purchase and Sale Agreement entered into with Southstar on October 12, 2011 provides for the sale to Southstar of substantially all of the inventory and the fixed assets related to Bluegreen Communities. Therefore, such assets are presented separately on our consolidated balance sheets as “assets held for sale.” The carrying value of assets held for sale is based on the fair value less estimated costs to sell. The fair value of assets held for sale as of December 31, 2011 was derived from the sale price under the Purchase and Sale agreement described above. During 2011, we recorded non-cash charges of $59.1 million to write down the value of Bluegreen Communities’ assets to their estimated fair value less costs to sell.

Deferred Financing Costs

Deferred financing costs included in “other assets” on our consolidated balance sheets are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense over the terms of the related financing arrangements. As of December 31, 2010 and 2011, deferred financing costs were $16.9 million and $13.6 million, respectively. We recognized amortization of deferred financing costs for the years ended December 31, 2009, 2010, and 2011 of approximately $3.9 million, $5.4 million, and $4.9 million, respectively.

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

Deferred Income

We defer VOI revenue, net of related selling expenses, for sales for which the legal rescission period has expired but the required revenue recognition criteria described above has not been met. Additionally, in connection with our sampler programs, we defer proceeds, net of direct incremental selling expenses, for guest stays not yet completed. As of December 31, 2010 and 2011, our deferred income was as follows (in thousands):

	As of
	December 31, 2010	December 31, 2011

Deferred sampler program income	$7,025	$12,406
Deferred VOI revenue	6,212	6,944
Other deferred income	4,313	5,199
Total	$17,550	$24,549

Income Taxes

Income tax expense is recognized at applicable U.S. or international tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period for income tax purposes. The tax effects of such differences are reported as deferred income taxes. Valuation allowances are recorded for periods in which realization of deferred tax assets does not meet a more likely than not standard. See Note 11 for additional information on income taxes.

Advertising Expense

We expense advertising costs, which include marketing costs, as incurred. Advertising expense for Bluegreen Resorts was $37.4 million, $48.3 million and $48.6 million for the years ended December 31, 2009, 2010 and 2011, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

We did not grant stock options during 2011 or 2010. The fair value of the options granted during 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

For the Year Ended December 31, 2009
Risk free investment rate	2.4%
Dividend yield	0.0%

Volatility factor of expected market price	84.2%
Expected term	5.0 years

At the grant date, we estimate the number of shares ultimately expected to vest and subsequently adjust compensation costs for any changes in the estimated rate of forfeitures. We use historical data to estimate the forfeiture rate and historical option exercise behavior to estimate the expected term of life of the option. The risk-free investment rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical volatility of our common stock to estimate the volatility factor of expected market price. We recognize stock-based compensation expense on a straight-line basis over the service or vesting period of the instrument.

During 2011, we modified stock awards held by certain of our employees. Please refer to Note 9 for further discussion.

Earnings per Common Share

We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per common share, but also gives effect to all dilutive stock options and unvested restricted stock using the treasury stock method. Income from continuing operations, excluding income attributable to the non-controlling interest, is used as the control number in determining whether the potential common shares are dilutive or antidilutive. No stock options were exercised during 2009 or 2010. During 2011, 67,027 shares of common stock were issued as a result of stock option exercises.

The following table sets forth our computation of basic and diluted earnings per common share from continuing operations attributable to Bluegreen shareholders (in thousands, except per share data):

	Year Ended December 31,
	2009	2010	2011
Basic and diluted earnings per common share — numerator:
Income from continuing operations	$27,536	$10,498	$35,997
Net income attributable to non-controlling interests	7,472	8,094	7,685
Income from continuing operations attributable to Bluegreen Corporation	$20,064	$2,404	$28,312
Denominator:
Denominator for basic earnings per common share-weighted-average shares	31,088	31,165	31,220
Effect of dilutive securities:
Stock options and unvested restricted stock (1)	12	304	890
Denominator for diluted earnings per common share-adjusted weighted-average shares and assumed conversions	31,100	31,469	32,110

Earnings per share from continuing operations attributable to Bluegreen Corporation – Basic:	$0.65	$0.08	$0.91

Earnings per share from continuing operations attributable to Bluegreen Corporation – Diluted:	$0.65	$0.08	$0.88

(1)

During the years ended December 31, 2009, 2010, and 2011, approximately 4.1 million, 2.6 million and 2.4 million shares, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.

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

Acquisitions

In 2010, the Bluegreen/Big Cedar Joint Venture acquired Paradise Point Resort, which is located in close proximity to the existing Wilderness Club at Big Cedar in Ridgedale, Missouri, for the purpose of expanding the amount of completed VOI inventory available for sale by the Bluegreen/Big Cedar Joint Venture as well as to develop and sell new VOI inventory in the future. The purchase price of the resort was $7.7 million, and was primarily allocated to VOI inventory. This acquisition did not have a material impact on our operations. The acquisition constituted the purchase of a business under ASC 805, Business Acquisitions (“ASC 805”).

Recently Adopted Accounting Pronouncements

We did not adopt any accounting standards during 2011 that had a significant impact on our financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. This guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires the presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. This guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.

2. Cumulative Effect of a Change in Accounting Principle

On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17. As a result of the adoption of these accounting standards, we consolidated seven of our then-existing special purpose finance entities associated with prior securitization transactions which previously qualified for off-balance-sheet sales treatment. The consolidation of these special purpose finance entities resulted in a one-time, non-cash, after-tax reduction to retained earnings of $61.3 million, representing the cumulative effect of a change in accounting principle during the year ended December 31, 2010. As a result of the adoption of these standards, our statement of operations and statement of cash flows for 2009 are not comparable to those of subsequent periods.

ASU 2009-16 and ASU 2009-17 impacted our consolidated statements of operations for the periods ended subsequent to December 31, 2009 as a result of the recognition of additional interest income from VOI notes receivable now consolidated, partially offset by the absence of accretion income attributable to retained interests that were eliminated, additional interest expense from the consolidation of debt obligations and increased estimated uncollectible VOI notes receivable.

In addition, the consolidation of the special purpose finance entities resulted in the following impacts to our balance sheet at January 1, 2010: (1) assets increased by $319.3 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of our retained interests; (2) liabilities increased by $380.0 million, primarily representing the consolidation of non-recourse debt obligations to securitization investors, partially offset by the elimination of certain deferred tax liabilities; and (3) total Bluegreen Corporation shareholders’ equity decreased by approximately $60.7 million. The cash flows from borrowings and repayments associated with the securitized VOI debt are now presented as cash flows from financing activities on our consolidated statements of cash flows.

3. Notes Receivable

The table below provides additional information relative to our notes receivable and our allowance for loan losses as of December 31, 2010 and 2011 (dollars in thousands):

	As of
	December 31, 2010	December 31, 2011
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$171,901	$154,020
VOI notes receivable - securitized	533,479	459,778
	705,380	613,798
Allowance for loan losses - non-securitized	(29,263)	(22,739)
Allowance for loan losses - securitized	(113,205)	(83,874)
VOI notes receivable, net	$562,912	$507,185

Allowance as a % of gross notes receivable	20%	17%

Notes receivable secured by homesites:
Notes receivable	$6,765	$5,801
Allowance for loan losses	(692)	(469)
Homesite notes receivable, net	$6,073	$5,332

Allowance as a % of gross notes receivable	10%	8%
Total notes receivable:
Gross notes receivable	$712,145	$619,599
Allowance for loan losses	(143,160)	(107,082)
Notes receivable, net	$568,985	$512,517
Allowance as a % of gross notes receivable	20%	17%

The weighted-average interest rate on our notes receivable was 14.8%, 15.2% and 15.3% at December 31, 2009, 2010, and 2011, respectively. All of our VOI loans bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 14.9%, 15.3%, and 15.4% at December 31, 2009, 2010, and 2011, respectively. The majority of our notes receivable secured by homesites bear interest at variable rates. The weighted-average interest rate charged on loans secured by homesites was 8.8%, 7.8%, and 7.8% at December 31, 2009, 2010, and 2011, respectively.

Our VOI receivables are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities’ notes receivable are secured by homesites in Georgia, Texas, and Virginia.

Our notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended, and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2010 and 2011, $27.8 million and $20.9 million, respectively, of our VOI notes receivable were more than three months past due, and accordingly, consistent with our policy, were not accruing interest income.

Future principal payments due on our notes receivable as of December 31, 2011 are as follows (dollars in thousands):

2012	$80,789
2013	81,633
2014	87,325
2015	90,806
2016	88,767
Thereafter	190,279
Total	$619,599

Credit Quality for Financed Receivables and the Allowance for Credit Losses

The activity in our allowance for loan losses (including our homesite notes receivable) was as follows (dollars in thousands):

	Year Ended December 31,
	2009	2010	2011
Balance, beginning of year	$52,029	$46,826	$143,160
One time impact of ASU 2009-16 and 2009-17 (1)	—	86,252	—
Provision for loan losses (2)	31,641	94,554	29,549
Less: Write-offs of uncollectible receivables	(36,844)	(84,472)	(65,627)
Balance, end of year	$46,826	$143,160	$107,082

(1)	On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17, which required us to consolidate special purpose finance entities that were previously recorded “off-balance sheet.” See Note 2 above.

(2)

Includes charges totaling $69.7 million and $13.0 million during 2010 and 2011, respectively, to increase the allowance for uncollectible VOI notes receivable in connection with loans generated prior to December 15, 2008, the date on which we implemented FICO® score-based credit standards.

We hold large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables. In estimating future credit losses, we do not use a single primary indicator of credit quality but instead evaluate our VOI notes receivable based upon a combination of factors, including a static pool analysis, the aging of the respective receivables, current default trends and prepayment rates by origination year, as well as the FICO® scores of the borrowers at the time of origination.

The following table shows the delinquency status of our VOI notes receivable as of December 31, 2010 and 2011 (dollars in thousands):

	As of December 31,
	2010	2011
Current	$655,304	$576,063
31-60 days	12,063	9,038
61-90 days	10,228	7,836
Over 91 days (1)	27,785	20,861
Total	$705,380	$613,798

(1)

Includes $16.9 million and $12.1 million as of December 31, 2010 and 2011, respectively, related to VOI transactions that, as of such date, had been foreclosed but the related VOI note receivable balance has not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable. These VOI notes receivable have been reflected in the allowance for loan loss.

4. Variable Interest Entities

We sell VOI notes receivable originated by Bluegreen Resorts through special purpose finance entities. These transactions are generally structured as non-recourse to us, with the exception of one securitization transaction entered into in 2010 which was guaranteed by us. These transactions are generally designed to provide liquidity for us and transfer the economic risks and certain of the benefits of the notes receivable to third-parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. We service the securitized notes receivable for a fee which we believe approximates market.

With each securitization, we generally retain a portion of the securities. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of December 31, 2011, we were in compliance with all applicable terms and no trigger events had occurred.

In accordance with applicable guidance for the consolidation of variable interest entities, we analyze our variable interests, which may consist of loans, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and we base our qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. We also use our qualitative analysis to determine if we must consolidate a variable interest entity as the primary beneficiary. In accordance with applicable accounting guidance currently in effect, we have determined these entities to be VIEs and consolidate the entities into our financial statements as we are the primary beneficiary of the entities.

Under the terms of certain of our timeshare note sales, we have the right to repurchase or substitute for new notes, a limited amount of defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Repurchases and substitutions by us of defaulted notes during 2009, 2010 and 2011 were $75.5 million, $37.6 million and $22.4 million, respectively.

Below is the information related to the assets and liabilities of the VIEs included on our consolidated balance sheets (dollars in thousands):

	As of
	December 31, 2010	December 31, 2011

Restricted cash	$41,243	$38,913
Securitized notes receivable, net	420,274	375,904
Receivable backed notes payable - non-recourse	436,271	369,314
Receivable backed notes payable - recourse	22,759	15,826

The restricted cash and the securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs.

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

The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance entities during 2009 (dollars in thousands):

Year Ended December 31, 2009

Collections on previously sold notes receivable	$(136,685)
Servicing fees received	7,612
Purchases of defaulted receivables	(920)
Resales of foreclosed assets	(14,802)
Remarketing fees received	8,187
Cash received on retained interests in notes receivable sold	43,741
Cash paid to fund required reserve accounts	(1,148)
Purchases of upgraded accounts	(516)

5. Inventory

Our VOI inventory consists of the following (dollars in thousands):

	As of
	December 31, 2010	December 31, 2011

Completed VOI units	$254,479	$218,281
Construction-in-progress	—	1,609
Real estate held for future development	83,205	82,953
	$337,684	$302,843

We review real estate held for future resort development for impairment under the guidelines of ASC 360, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. No impairment charges were recorded with respect to Bluegreen Resorts’ inventory during any of the periods presented.

See Note 13 for a discussion of the impairment charges we recorded with respect to certain of Bluegreen Communities’ inventory, which is classified as “assets held for sale.”

Interest capitalized to VOI inventory during 2009 was $1.3 million. Interest capitalized to VOI inventory during 2010 and 2011 was insignificant. The interest expense reflected in our consolidated statements of operations is net of capitalized interest.

6. Property and Equipment

Our property and equipment consisted of the following (dollars in thousands):

		As of December 31,
	Useful Lives	2010	2011

Office equipment, furniture and fixtures	3-14 years	$56,049	$57,224
Land, buildings and building improvements	3-30 years	70,606	70,744
Leasehold improvements	2-14 years	11,229	11,293
Transportation and equipment	3-5 years	2,002	1,969
		139,886	141,230
Accumulated depreciation and amortization of leasehold improvements		(66,071)	(71,118)
Total		$73,815	$70,112

7. Debt

Contractual minimum principal payments required on our debt, net of unamortized discount, by type, for each of the five years and thereafter subsequent to December 31, 2011 are shown below (dollars in thousands):

	Lines-of-credit and notes payable	Recourse receivable-backed notes payable	Non-recourse receivable-backed notes payable	Junior subordinated debendures	Total
2012	$67,442	$868	$—	$—	$68,310

2013	4,242	3,930	—	—	8,172

2014	727	53,762	—	—	54,489

2015	12,132	5,641	36,954	—	54,727

2016	258	29,549	—	—	29,807
Thereafter	2,016	16,266	332,360	110,827	461,469
Total	$86,817	$110,016	$369,314	$110,827	$676,974

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of our inventory and to fund operations. Financial data related to our borrowing facilities is as follows (dollars in thousands):

	As of
	December 31, 2010			December 31, 2011
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets
RFA AD&C Facility	$52,264	4.76%	$127,460	$21,619	4.80%	$70,640
H4BG Communities Facility	30,842	8.00%	66,925	23,889	8.00%	21,373
Wells Fargo Term Loan	30,776	7.13%	104,747	19,858	7.17%	98,034
Foundation Capital	13,200	8.00%	17,574	12,860	8.00%	15,437
Textron AD&C Facility	9,290	4.50 –4.75%	26,579	3,866	4.75%	9,653
Fifth Third Bank Note Payable	3,154	3.26%	4,680	2,909	3.30%	4,518
Other	2,594	5.00 – 11.03%	2,293	1,816	5.00 – 6.88%	1,705
Total	$142,120		$350,258	$86,817		$221,360

RFA AD&C Facility. This facility was used to finance the acquisition and development of certain of our resorts and currently has one outstanding project loan, which is collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”). The maturity date for the Club 36 Loan is June 30, 2012. Principal payments are effected through agreed-upon release prices as timeshare interests in the Club 36 resort that serve as collateral under the facility are sold, subject to periodic minimum required amortization. As of December 31, 2011, we had no availability under this facility. Indebtedness under the facility bears interest at the 30-day LIBOR plus 4.50% (4.80% as of December 31, 2011). During 2011, we repaid $30.6 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by our Fountains Resort in Orlando, Florida.

H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects: Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by the following golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia).

Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2.0%, subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter. As the outstanding balance was approximately $23.9 million as of December 31, 2011, the interest rate under the facility as of December 31, 2011 was 8.0%. The H4BG Communities Facility also requires that a fee of $2.0 million be paid to the lender upon the maturity of the facility. During 2011, we repaid $7.0 million of the outstanding balance under this facility.

The facility is scheduled to mature on December 31, 2012, however, if the assets that secure the facility are sold prior to the scheduled maturity date, the facility will mature upon the sale of the assets and the $2.0 million fee described above will also be due at that time. The assets to be sold under the Purchase and Sale Agreement with Southstar include the assets pledged as collateral under this facility.

Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo., which amended, restated and consolidated our then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line-of-credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. Under the terms of the agreement, principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum required amortization. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, we pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in a term securitization transaction we completed in December 2010. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.17% as of December 31, 2011) and was originally scheduled to mature in April 2012. In February 2012, the facility was amended to extend the maturity date to June 2012 and requires four monthly installment payments of $4.5 million beginning March 2012. If the proposed merger with BFC should close prior to the scheduled maturity, all amounts outstanding under the Wells Fargo Term Loan shall be due and payable. During 2011, we repaid $10.9 million under this facility.

Foundation Capital. In 2010, in two separate transactions, we acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the existing Wilderness Club at Big Cedar. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc (“Foundation Capital”), with both notes totaling $13.2 million. Both notes payable to Foundation Capital have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes will be based upon release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements. During 2011 we repaid $0.3 million of the outstanding balance.

Textron AD&C Facility. We had a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility was used for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% - 1.50% (4.75% as of December 31, 2011) and is due monthly. The advance period under the Textron AD&C Facility has expired.

The entire outstanding balance under the Textron AD&C facility as of December 31, 2011 of $3.9 million relates to the sub-loan used for the acquisition of our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). Interest on the Atlantic Palace sub-loan is equal to the Prime Rate plus 1.50% and is due monthly. We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.

During 2011, we repaid $5.4 million under this facility.

Fifth Third Bank Note Payable. In April 2008, we purchased a building in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023. The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.30% as of December 31, 2011). During 2011, we repaid $0.2 million under this note.

Receivable-Backed Notes Payable

The balances of our receivable-backed notes payable facilities are as follows (dollars in thousands):

	As of
	December 31, 2010			December 31, 2011
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Recourse receivable-backed notes payable:
2008 Liberty Bank Facility	$67,514	6.50%	$77,377	$49,742	6.50%	$60,708
2011 Liberty Bank Facility	—	—	—	10,858	6.50%	13,367
GE Bluegreen/Big Cedar Receivables Facility	23,877	2.01%	29,232	15,551	2.05%	24,512
Legacy Securitization (1)	25,342	12.00%	34,232	17,623	12.00%	25,899
NBA Receivables Facility	18,351	6.75%	22,458	16,758	6.75%	23,064
RFA Receivables Facility	3,159	4.26%	4,451	1,281	4.30%	2,866
Total before discount	138,243		167,750	111,813		150,416
Less unamortized discount on Legacy Securitization	(2,583)		—	(1,797)		—
Total	$135,660		$167,750	$110,016		$150,416

Non-recourse receivable-backed notes payable:

BB&T Purchase Facility	$—	—	$—	$28,810	4.75%	$42,075
GE 2004 Facility (2)	10,150	7.16%	11,709	8,144	7.16%	9,301
2004 Term Securitization (2)	18,722	5.27%	20,540	11,307	5.27%	11,693
2005 Term Securitization (2)	55,888	5.98%	63,527	39,591	5.98%	44,277
GE 2006 Facility (2)	50,596	7.35%	57,988	41,275	7.35%	47,015
2006 Term Securitization (2)	52,716	6.16%	59,415	40,194	6.16%	44,128
2007 Term Securitization (2)	100,953	7.32%	117,379	78,062	7.32%	89,502
2008 Term Securitization (2)	39,624	7.88%	44,889	30,148	7.88%	34,699
2010 Term Securitization	107,514	5.54%	123,662	84,275	5.54%	102,014
Quorum Purchase Facility	108	8.00%	136	7,508	8.00%	9,175
Total	$436,271		$499,245	$369,314		$433,879
Total receivable-backed debt	$571,931		$666,995	$479,330		$584,295

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.

(2)	These receivable-backed notes payable are included in the Other Receivable-Backed Notes Payable section below.

2008 Liberty Bank Facility. We have an outstanding timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. Indebtedness under the 2008 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of December 31, 2011). During 2011, we repaid $17.8 million on the facility.

2011 Liberty Bank Facility. In February 2011, we entered into a $60.0 million revolving hypothecation facility the (“2011 Liberty Bank Facility”) with certain participants in our 2008 Liberty Bank Facility. The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($36.5 million as of December 31, 2011), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of December 31, 2011).

During 2011, we pledged $14.9 million of VOI notes receivable to this facility and received cash proceeds of $12.7 million. We also repaid $1.8 million on the facility.

The GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility has expired and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75% (2.05% as of December 31, 2011). During 2011, we repaid $8.3 million on this facility.

Legacy Securitization. In September 2010, we completed a securitization transaction of the lowest FICO®-score loans previously financed in the BB&T Purchase Facility discussed below. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, the date that we implemented our FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this securitization, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. The notes payable generated gross proceeds to us of $24.3 million (before fees and reserves and expenses we believe to be customary for transactions of this type), which were used to repay a portion of the outstanding balance under the BB&T Purchase Facility. While ownership of the timeshare receivables included in the Legacy Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

We guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During 2010 and 2011, we repaid $1.7 million and $7.7 million, respectively, of the outstanding balance on the Legacy Securitization notes payable, including shortfall payments totaling $0.9 million and $3.8 million, respectively, in connection with our guarantee.

NBA Receivables Facility. In September 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provides an 85% advance on eligible receivables, subject to terms and conditions which we believe to be customary for facilities of this type. At the time of closing of the transaction, $23.5 million of eligible receivables were pledged and we received an advance of $20.0 million. The availability period under the facility expired on June 30, 2010; however the facility was amended during May 2011 to allow us to pledge additional timeshare receivables through October 31, 2011, with additional advances not to exceed $5.0 million, subject to a total $20.0 million borrowing limit for all amounts outstanding under the facility.

All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. In addition, the principal balance must be paid down to certain target balances periodically. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of December 31, 2011).

The unpaid balance related to advances made prior to the May 2011 amendment, $11.8 million of which was outstanding as of December 31, 2011, matures on September 30, 2017. The unpaid balance related to the additional advances made pursuant to the May 2011 amendment, $5.0 million of which was outstanding as of December 31, 2011, matures on October 31, 2018.

During 2011, we pledged $5.9 million of VOI notes receivable to this facility and received cash proceeds of $5.0 million. We also repaid $6.6 million on this facility.

RFA Receivables Facility. We have an outstanding receivables facility with RFA (the “RFA Receivables Facility”). The advance period under this facility has expired and all outstanding borrowings are scheduled to mature no later than February 2015. The terms of the facility require that we obtain RFA’s consent prior to consummating our proposed merger with BFC. While RFA has indicated that they intend to consent to the merger, if we do not ultimately obtain such consent, the entire outstanding balance under the RFA Receivables Facility, which totaled approximately $1.3 million as of December 31, 2011, would be due and payable upon the closing of the merger. During 2011, we repaid $1.9 million under this facility.

BB&T Purchase Facility. We have a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”)(the “BB&T Purchase Facility”). During October 2011, we amended the BB&T Purchase Facility to allow for maximum outstanding borrowings of $50.0 million and extend the revolving advance period from December 17, 2011 to December 17, 2012. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5% through the revolving advance period, subject to the terms of the facility and eligible collateral. The BB&T Purchase Facility matures three years after the expiration of the revolving advance period (such three-year period, the “Term-Out Period”), or earlier as provided under the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5% (4.75% as of December 31, 2011). During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. The 30-day LIBOR rate is subject to a floor of 1.25%.

Additionally, subject to the terms of the facility, we will receive the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the commencement of the Term-Out Period, at which point all of the excess cash flow will be paid to BB&T until the outstanding balance is reduced to zero.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.

Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and fund required reserves, if any, with the remaining balance of such cash retained by us. During 2011, we pledged $45.7 million of VOI notes receivable to this facility and received cash proceeds of $30.9 million. We also repaid $2.1 million on the facility.

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

The amount of the timeshare receivables sold was $126.2 million, substantially all of which was provided at closing. Through the completion of this private offering, we repaid our then existing BB&T Purchase Facility of approximately $93.6 million, representing all amounts outstanding under the Company’s then existing receivables purchase facility with BB&T, including accrued interest.

While ownership of the timeshare receivables included in the 2010 Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and fund required reserves, if any, with the remaining balance of such cash retained by us. During 2011, we repaid $23.2 million on this facility.

The 2010 Term Securitization is non-recourse and is not guaranteed by us.

Quorum Purchase Facility. On December 22, 2010, we entered into a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the facility and subject to certain conditions precedent, Quorum agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The facility also contemplates for Quorum to have the ability to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. The terms of the Quorum Purchase Facility reflect an 80% advance rate and a program fee rate of 8% per annum. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payment of customary fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by us.

During 2011, we pledged $10.1 million of VOI notes receivable to this facility and received cash proceeds of $8.1 million. We also repaid $0.7 million on the facility.

In March 2012, the Quorum Purchase Facility was amended and expanded whereas Quorum agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $25.0 million purchase price through March 31, 2013. The amended terms of the Quorum Purchase Facility reflect an 83% advance rate and a program fee rate of 6.5% per annum.

CapitalSource Facility. On September 20, 2011, we entered into a $30.0 million revolving timeshare receivables hypothecation facility (“the CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the Facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of December 31, 2011). As of December 31, 2011 there were no amounts borrowed and outstanding under this facility.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, we have other non-recourse securitization debt outstanding, which was originated by us prior to 2010. While the ownership of VOI receivables under these securitizations was transferred for legal purposes, these transfers have been accounted for as secured borrowings since January 1, 2010 and therefore are included on our consolidated balance sheets. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and to fund required reserves, if any, with the remaining balance of such cash retained by us. During 2011, we repaid $79.9 million under these facilities.

Junior Subordinated Debentures

We have formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933 and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by ASC 810. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. Our maximum exposure to loss as a result of our involvement with the Trusts is limited to the carrying amount of our equity method investment. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events. In addition, we made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by us, and those proceeds were also used by the applicable Trust to purchase an identical amount of junior subordinated debentures from us. The terms of each Trust’s common securities are nearly identical to the trust preferred securities.

We had the following junior subordinated debentures outstanding at December 31, 2010 and 2011 (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures	Initial Equity In Trust (3)	Issue Date	Fixed Interest Rate (1)	Variable Interest Rate (2)	Beginning Optional Redemption Date	Maturity Date
BST I	$23,196	$696	3/15/05	(4)	3-month LIBOR + 4.90% (5.48% as of 12/31/11)	3/30/10	3/30/35
BST II	25,774	774	5/04/05	(5)	3-month LIBOR + 4.85% (5.43% as of 12/31/11)	7/30/10	7/30/35
BST III	10,310	310	5/10/05	(5)	3-month LIBOR + 4.85% (5.43% as of 12/31/11)	7/30/10	7/30/35
BST IV	15,464	464	4/24/06	(6)	3-month LIBOR + 4.85% (5.43% as of 12/31/11)	6/30/11	6/30/36
BST V	15,464	464	7/21/06	(7)	3-month LIBOR + 4.85% (5.43% as of 12/31/11)	9/30/11	9/30/36
BST VI	20,619	619	2/26/07	9.842%	3-month LIBOR + 4.80%	4/30/12	4/30/37
	$110,827	$3,327

(1)	Both the trust preferred securities and junior subordinated debentures bear interest at a fixed interest rate from the issue date through the beginning optional redemption date.

(2)	Both the trust preferred securities and junior subordinated debentures bear interest at a variable interest rate from the beginning optional redemption date through the maturity date.

(3)	Initial equity in trust is recorded as part of other assets in our consolidated balance sheets.

(4)

On March 30, 2010, the interest rates on the securities issued by Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.48% as of December 31, 2011).

(5)

On July 30, 2010, the interest rate on the securities issued by BST II and BST III contractually changed from a fixed- rate of 9.158% and 9.193%, respectively, to a variable rate equal to the 3-month LIBOR + 4.85% (5.43% as of December 31, 2011).

(6)

On June 30, 2011, the interest rate on the securities issued by BST IV contractually changed from a fixed-rate of 10.13% to a variable rate equal to the 3-month LIBOR plus 4.85% (5.43% as of December 31, 2011).

(7)

On September 30, 2011, the interest rate on the securities issued by BST V contractually changed from a fixed-rate of 10.28% to a variable rate equal to the 3-month LIBOR plus 4.85% (5.43% as of December 31, 2011).

As of December 31, 2011, we were in compliance with all applicable debt covenants under our debt instruments.

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

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in our consolidated balance sheets approximate fair value for indebtedness that provides for variable interest rates. The fair value of our fixed-rate, receivable-backed notes payable was determined by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure these obligations.

Junior subordinated debentures. The fair values of our junior subordinated debentures are based on the discounted value of contractual cash flows at a market discount rate or based on market price quotes from the over-the-counter bond market.

The carrying amounts and estimated fair value of our financial instruments are as follows (dollars in thousands):

	As of December 31, 2010		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Unrestricted cash and cash equivalents	$72,085	$72,085	$80,931	$80,931
Restricted cash	53,922	53,922	51,125	51,125
Notes receivable, net	568,985	619,000	512,517	558,000
Lines-of-credit, notes payable, and receivable-backed notes payable	714,051	702,274	566,147	554,000
Junior subordinated debentures	110,827	68,100	110,827	53,000

9. Common Stock and Stock Option Plans

Bluegreen Corporation 2008 Stock Incentive Plan

The 2008 Stock Incentive Plan (the “2008 Plan”) provides for the issuance of restricted stock awards and for the grant of options to purchase shares of our common stock. Any shares subject to stock awards or option grants under the plan which expire or are terminated, forfeited, or canceled without having been exercised or vested in full are available for further grant under the 2008 Plan. During 2009, the 2008 Plan was amended to, among other things, increase the aggregate number of shares available for grant under the 2008 Plan from 4.0 million shares to 10.0 million shares. As of December 31, 2011, 9.3 million shares were available for grant under the 2008 Plan.

Share-Based Compensation

Under the 2008 Plan, options and shares of restricted stock can be granted with various vesting periods. The options granted to date under the 2008 Plan generally expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances for non-employee director grants. Our options were granted at exercise prices that either equaled or exceeded the quoted market price of our common stock on the date of grant.

Options and restricted stock granted to employees generally vest 100% on the five-year anniversary of the date of grant. Options granted to non-employee directors generally vest immediately upon grant, while restricted stock granted to non-employee directors generally vests pro-rata on a monthly basis over a one year period from the date of grant. Certain restricted stock granted during 2008 to our Chairman and Vice Chairman are scheduled to vest on the five-year anniversary of the date of grant, subject to accelerated vesting pursuant to change in control provisions included in the terms of the award agreements. Our proposed merger with BFC, if consummated, will not trigger the accelerated vesting of these restricted stock awards.

During the year ended December 31, 2009, we granted to non-employee directors 119,459 stock options having an aggregate grant date fair value of $0.2 million and 92,728 shares of restricted stock having a grant date fair value of $0.3 million. There were no grants of stock-based awards during 2010 or 2011.

During October 2011, the Compensation Committee of our Board of Directors accelerated the vesting of options previously granted to certain of our employees under the 2008 Plan to purchase an aggregate of 695,000 shares of our common stock at an exercise price of $7.50 per share. As a result of this acceleration, all such stock options fully vested on October 26, 2011. As a result of this modification, all of the $0.7 million of remaining unrecognized compensation related to these options was recognized in 2011.

In addition, during November 2011, stock option agreement amendments were entered into with respect to options previously granted to certain individuals under the 2008 Plan and our 2005 Stock Incentive Plan (the “2005 Plan”). Under the terms of the amendments, the affected options held by these individuals, which in the aggregate entitled them to purchase 1,130,000 shares of our common stock (including the aforementioned fully vested options to acquire 695,000 shares) and were initially scheduled to expire in 2015, or for certain of the options, 2016, expired on November 25, 2011.

In November 2011, we also entered into agreements with certain individuals holding unvested restricted shares of our common stock previously granted to them under the 2005 Plan and the 2008 Plan. Under the terms of the agreements, an aggregate of 1,077,112 unvested restricted shares of our common stock were relinquished by these individuals and canceled in exchange for an aggregate cash payment of $1.5 million, to be made to the individuals in two equal installments. The first installment owed to the individuals was paid in December 2011, with the remainder due by December 31, 2012, subject to continued employment with us (except in the case of the individual’s death or disability). This transaction was accounted for as a modification under the provisions of ASC 718, Compensation-Stock Compensation and the modified award is considered a liability. As the cash payment provided for in connection with the liability awards was less than the fair value of the original awards immediately prior to the modification, the total compensation expense recognized in connection with the awards was based on the original grant date fair values and will be recognized ratably through the end of the service period of the liability awards (December 31, 2012).

Total stock-based compensation expense, including amounts payable under the liability awards for non-employee directors and employees, during the years ended December 31, 2009, 2010, and 2011 was $4.4 million, $2.6 million and $3.8 million, respectively. The following table sets forth certain information related to our estimated unrecognized compensation for our stock-based awards as of December 31, 2011:

	Weighted Average Remaining Recognition	Unrecognized Compensation
	(In years)	(In 000’s)

Stock Option Awards	1.1	$267
Restricted Stock Awards	1.0	$2,495	(1)

(1)

Includes unrecognized compensation related to restricted shares that were modified to liability awards, as such expense will continue to be recognized over the remaining service period of the liability award. See discussion above for further information.

The activity related to stock options during 2010 and 2011 was as follows:

	Outstanding Options	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Aggregate Intrinsic Value
	(000’s)		(000’s)
Balance at December 31, 2010	2,717	$9.53	1,310	$91,396
Granted	—	$—
Forfeited	—	$—
Expired (1)	(1,145)	$10.63
Exercised	(67)	$2.52
Balance at December 31, 2011	1,505	$9.03	1,163	$5,546

(1)	Includes the 1,130,000 options which expired on November 25, 2011 pursuant to the stock option agreement amendments described above.

During the years ended December 31, 2009, 2010 and 2011, the grant-date fair value of stock options that vested was approximately $0.2 million, $4.0 million, and $4.7 million, respectively. The aggregate intrinsic value of our stock options outstanding and exercisable was less than $0.1 million as of December 31, 2010 and 2011. No stock options were exercised during 2009 or 2010. The total intrinsic value of our stock options exercised during 2011 was $0.1 million.

The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at December 31, 2011 (grouped by range of exercise prices) were:

	Number of Options (In 000’s)	Number of Vested Options (In 000’s )	Weighted- Average Remaining Contractual Term (In years)	Weighted- Average Exercise Price	Weigted- Average Exercise Price (Vested Only)
$2.75 - $3.00	93	93	7.6	$2.75	$2.75
$3.01 - $4.52	373	373	0.8	$3.46	$3.46
$4.53 - $10.20	405	163	4.1	$7.31	$5.92
$10.21 - $18.36	634	534	4.3	$14.33	$14.76
	1,505	1,163	3.6	$9.03	$8.95

The activity related to unvested restricted stock awards during 2010 and 2011 was as follows:

Non-vested Restricted Shares	Number of Shares (In 000’s)	Weighted-Average Grant-Date Fair Value per Share
Unvested at December 31, 2010	1,327	$8.14
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Cancelled in connection with modification to a liability award (1)	(1,077)	$8.07
Unvested at December 31, 2011	250	$8.47

(1)	See the discussion regarding the November 2011 agreements relating to the cancellation of these restricted stock awards above.

Shareholders’ Rights Plan

On July 27, 2006, the Company’s Board of Directors authorized the adoption of the rights agreement (the “Rights Agreement”) and declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock. The Board of Directors authorized the adoption of the Rights Agreement to protect shareholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Agreement imposes a significant penalty upon any person or group which acquires beneficial ownership of 10% or more of the Company’s outstanding common stock without the prior approval of the Company’s Board of Directors. We and our subsidiaries are excluded from the operation of the Rights Agreement, as well as our employee benefit plans or any of its subsidiaries and any entity holding common stock for or pursuant to the terms of any such employee benefit plan, and BFC and its affiliates, successors and assigns. In addition, our Board of Directors has approved the proposed merger with BFC, which, under the terms of the Rights Agreement, makes the Rights Agreement inapplicable to the merger, and we have agreed to terminate the Rights Agreement upon consummation of the merger.

10. Commitments and Contingencies

At December 31, 2011, the estimated cost to satisfy our development obligations related to resorts or subdivisions in which we sold inventory was approximately $6.0 million for Bluegreen Resorts. We also estimate that the cash required to satisfy our obligations related to Bluegreen Communities projects that were substantially sold-out and as a result are not part of the sale to Southstar is approximately $0.7 million as of December 31, 2011.

Rent expense, including rent expense related to our discontinued operations, for the years ended December 31, 2009, 2010, and 2011 totaled approximately $12.9 million, $11.9 million and $11.6 million, respectively. Lease commitments under these and our various other non-cancelable operating leases for each of the five years subsequent to December 31, 2011 and thereafter are as follows (in thousands):

2012	$6,117
2013	5,881
2014	5,778
2015	5,760
2016	5,759
Thereafter	22,204
Total future minimum lease payments	$51,499

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, sale or financing of VOIs or other resort operations. We are also subject to matters relating to Bluegreen Communities’ business, which we now report as discontinued operations. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise. Unless otherwise described below, we believe that these claims are routine litigation incidental to our business.

Reserves are accrued for matters in which we believe it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of December 31, 2011 we had accrued $2.6 million for matters which we believe meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims. Management is not at this time able to estimate a range of reasonably possible losses with respect to these matters in which it is reasonably possible that a loss will occur. In certain matters, we are unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported their claim.

For those matters in which we believe a loss is probable, we believe that the aggregate liability in excess of the aggregate amount accrued will not have a material impact on our financial statements.

Bluegreen Corporation

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to our proposed merger with BFC were filed against Bluegreen Corporation, the members of our board of directors and BFC. As described below, four of these lawsuits have been consolidated into a single action in Florida. The other three lawsuits, which were filed in Massachusetts, have been stayed. The lawsuits seek to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits have been consolidated into an action styled Richard Harriman, on behalf of himself and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC. On December 22, 2011, the plaintiffs filed an amended complaint in the consolidated action which alleges that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen Corporation without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of our minority shareholders. The amended complaint further alleges that BFC aided and abetted the individual director defendants’ alleged breaches of fiduciary duties. The amended complaint seeks declaratory and injunctive relief, along with damages and attorneys’ fees and costs.

The three Massachusetts lawsuits were filed in the Superior Court for Suffolk County in the Commonwealth of Massachusetts and make substantially the same allegations and claims as in the Florida cases. These three lawsuits are styled as follows: Gaetano Bellavista Caltagirone, on behalf of himself and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on November 16, 2011); Alan W. Weber and J.B. Capital Partners L.P., on behalf of themselves and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on November 29, 2011); and Barry Fieldman, as Trustee for the Barry & Amy Fieldman Family Trust, on behalf of themselves and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on December 6, 2011). On January 17, 2012, the Massachusetts court stayed all three actions for six months in favor of the consolidated action proceeding in Florida.

We believe that these lawsuits are without merit and intend to defend against them vigorously.

Bluegreen Resorts

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The State of Tennessee Department of Revenue confirmed that we had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but has taken the position that we owed a total of $0.7 million in taxes and interest based on the second type of transaction. On August 1, 2011 we filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against us by the State of Tennessee Department of Revenue.

In Case No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, during 2006, Joseph M. Scheyd, Jr., P.A., as escrow agent, brought an interpleader action seeking a determination as to whether we, as purchaser, or Hubert A. Laird and MSB of Destin, Inc., as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. We maintain that our decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and that we are therefore entitled to a return of the full escrow deposit. On June 1, 2011, the trial court made a finding that we breached the purchase and sale contract and that the plaintiff was entitled to the escrow deposit and all accrued interest. We have filed a notice of appeal with the First District Court of Appeal seeking to appeal the trial court’s decision. The escrow deposit and all accrued interest have been placed in the appropriate Court registry pending the outcome of the appeal.

The Office of the Attorney General for the State of Florida (the “AGSF”) has advised us that it has accumulated a number of consumer complaints since 2005 against us and/or our affiliates related to timeshare sales and marketing, and has requested that we propose a resolution on a collective basis of any outstanding complaints. The AGSF has also requested that we enter into a written agreement, the terms of which we are presently negotiating with the AGSF, in which to establish a process and timeframe for determining consumer eligibility for relief (including, where applicable, monetary restitution). We have determined that many of these complaints were previously addressed and/or resolved. We are cooperating with the State and do not believe this matter will have a material effect on our results of operations, financial condition or on our sales and marketing activities in Florida.

Bluegreen Communities

The matters described below relate to Bluegreen Communities’ business, which is reported as a discontinued operation. However, as the Purchase and Sale Agreement with Southstar relating to the proposed sale of substantially all of the assets of Bluegreen Communities (as further described in Note 13) is structured as an asset sale and Southstar has not agreed to assume the liabilities related to the matters described below, these matters would be retained by us even if the transaction is consummated.

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010, the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the Plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest’s inaction in not leasing the mineral rights was not, by itself, a breach of a duty. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling. Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. Southwest intends to vigorously defend itself against these allegations.

On June 3, 2010, in Case No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen Communities’ Sanctuary Cove single family residential community. In its complaint, the plaintiffs alleged that unpaid bulk cable fees were due from the defendants, and that the non-payment of fees continued to accrue on a monthly basis. Bluegreen Communities of Georgia and the community association responded that the plaintiffs breached the parties’ contract. On November 4, 2011, an agreement was executed by the parties to settle the matter. Pursuant to the terms of the settlement agreement, Bluegreen Communities of Georgia and the community association agreed to make payments to the plaintiffs, with Bluegreen Communities of Georgia making payment over a four-year period (as described below), and the plaintiffs agreed to dismiss the lawsuit, release the defendants from any other obligations relating to the matter, and convey the bulk cable system to the community association for use by its residents. Under the terms of the settlement agreement the community association made a payment to the plaintiffs of $250,000, and Bluegreen Communities of Georgia has agreed to make three annual payments to the plaintiffs of $150,000 each and a payment of $125,000 during the fourth year. Bluegreen Corporation has guaranteed Bluegreen Communities of Georgia’s obligations under the settlement agreement. Bluegreen Communities of Georgia has made the payment owed by it under the settlement agreement for the first year of the four-year payment period.

On September 18, 2011, in Case No. T-7663A, styled The County of Comal, Texas vs. Bluegreen Southwest One, LP et al, in the District Court of the 22nd Judicial District, Comal County, Texas, The County of Comal, Texas, collecting property taxes for itself and for various local taxing districts, brought suit for the collection of delinquent taxes alleged to be due, including interest, penalties and costs totaling approximately $0.9 million. On September 28, 2011, Southwest answered the complaint and alleged it was entitled to an abatement of the proceeding because it has filed administrative protests with the Comal County Appraisal Review Board. On March 12, 2012, Bluegreen learned that Comal County filed a motion to Dismiss the lawsuit without prejudice, and the Comal County Tax Collector’s Office issued revised tax certificates indicating that no past due taxes were due on the properties in question. As of the filing date of this report, Comal County has not indicated whether it intends to re-institute a claim for rollback taxes.

11. Income Taxes

Our provision (benefit) for income taxes attributable to continuing operations consists of the following (in thousands):

	Year Ended
	December 31, 2009	December 31, 2010	December 31, 2011

Federal:
Current	$2,314	$8,487	$7,237
Deferred	2,665	(7,146)	13,217
	$4,979	$1,341	$20,454

State and Other:
Current	$56	$1,936	$2,812
Deferred	989	(538)	(2,611)
	1,045	1,398	201
Total	$6,024	$2,739	$20,655

The reasons for the difference between our provision (benefit) for income taxes and the amount that results from applying the federal statutory tax rate to income from continuing operations before provision (benefit) for income taxes are as follows (in thousands):

	For the Year Ended
	December 31, 2009	December 31, 2010	December 31, 2011

Income tax expense at statutory rate	$9,131	$1,800	$17,139
Effect of state taxes, net of federal tax benefit	37	1,259	1,100
Effect of state rate changes on net deferred liabilities	1,676	538	(1,549)
Change in valuation allowance	(688)	(1,075)	54
Non-deductible items	(4,130)	219	3,912
Other	(2)	(2)	(1)
Total	$6,024	$2,739	$20,655

Our deferred income taxes consist of the following components (in thousands):

	As of
	December 31, 2010	December 31, 2011

Deferred federal and state tax liabilities (assets):
Installment sales treatment VOI of notes receivable	$213,154	$182,120
Deferred federal and state loss carryforwards/AMT credits (net of valuation allowance of $2.6 million and $3.8 million as of December 31, 2010 and 2011, respectively)	(107,106)	(81,159)
Book reserves for loan losses and inventory	(78,196)	(83,295)
Tax over (under) book depreciation	(43)	517
Deferral of VOI sales and costs under timeshare accounting	12,185	11,054
Deferred rent	(2,719)	(2,199)
Accrued contingencies	(1,646)	(981)
Accrued liabilities	(2,132)	(3,462)
Goodwill	(1,757)	(1,585)
Stock-based compensation	(5,112)	(2,273)
Other	(1,023)	(2,961)
Deferred income taxes	$25,605	$15,776

Total deferred federal and state tax liabilities	$225,339	$193,691
Total deferred federal and state tax assets	(199,734)	(177,915)
Deferred income taxes	$25,605	$15,776

As of December 31, 2011, we had federal net operating loss carryforwards related to continuing operations of approximately $71.4 million, which expire at various periods from 2024 through 2031, and alternative minimum tax credit carryforwards related to continuing operations of approximately $42.6 million, which never expire. Additionally, as of December 31, 2011, we had state operating loss carryforwards of approximately $419.8 million, which expire from 2012 through 2031.

Internal Revenue Code Section 382 addresses limitations on the use of net operating loss carryforwards following a change in ownership, as defined in Section 382. We do not believe that any such ownership change occurred during 2010 or 2011. If our interpretation were found to be incorrect, there would be significant limitations placed on these carryforwards which would result in an increase in the Company’s tax liability and a reduction of its net income.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

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

In April 2010, we received notice from the Internal Revenue Service that the 2008 federal partnership return for one of our wholly-owned subsidiaries, Bluegreen Southwest One, L.P., was selected for audit. In August 2010, we received notice from the Internal Revenue Service that this examination was completed without adjustment.

In August 2010, we received notice from the Texas Comptroller of Public Accounts that our Franchise Tax Report for the year ended December 31, 2008 was selected for audit. The field work for this audit was completed in April 2011. In July 2011, we paid an assessment of $30,000 to resolve and close the audit.

In May 2009, we received a notice from the North Carolina Department of Revenue informing us of its proposal to assess us for taxes, interest, and penalties related to our corporate income tax returns for fiscal years 2004, 2005, and 2006. In March 2010, we paid interest totaling $0.1 million and received a notice from the North Carolina Department of Revenue that the tax years 2004, 2005 and 2006 were now closed. In August 2011, we received an additional notice from the North Carolina Department of Revenue that our Income/Franchise Tax Returns for the years ended December 31, 2007 through 2009 were selected for audit. The field work for this audit was completed in October 2011. While there is no assurance as to the results of the audit, we do not currently anticipate any material adjustments in connection with this examination.

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

In March 2012, we received notice from the Minnesota Department of Revenue that Bluegreen Resorts Management Inc.’s Franchise Tax Returns for the years ended December 31, 2007 through 2010 were selected for audit. The audit field work has not yet been scheduled. While there is no assurance as to the results of the audit, we do not currently anticipate any material adjustments in connection with this examination.

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

In November 2011, we received notice from the Alabama Department of Revenue that Bluegreen Resorts Management Inc.’s Business Income Tax Forms for the years ended December 31, 2008 and 2009 were selected for audit. In December 2011, we received additional correspondence from the Department that expanded the scope of this audit to include Bluegreen Resorts Management Inc. and Resort Title Agency, Inc.’s Business Income Tax Form for the year ended December 31, 2010. The audit field work has not been scheduled. While there is no assurance as to the results of the audit, we do not currently anticipate any material adjustments in connection with this examination.

As of December 31, 2011, we did not have any significant amounts accrued for interest and penalties, and we had no significant amounts recorded for uncertain tax positions.

As described in Note 2, we recorded a one-time, non-cash pre-tax reduction to shareholders’ equity of approximately $60.7 million in conjunction with the adoption of ASU 2009-16 and 2009-17 as of January 1, 2010. That amount included a $35.0 million reduction in our net deferred income tax liability.

During 2009, we exercised our servicer option relating to the 2002 Term Securitization to redeem all classes of notes subject to the securitization as of May 8, 2009, which resulted in a reduction to our income tax provision of $4.6 million on the consolidated statement of operations for the year ended December 31, 2009.

In addition to changes in our mix of earnings, our effective tax rate in 2011 was negatively impacted by the expiration of stock options in November 2011. In accordance with GAAP, we previously recognized compensation expense related to these expired stock options but such expense is not deductible for income tax purposes.

12. Employee Retirement Savings Plan and Other Employee Matters

Our Employee Retirement Plan (the “Retirement Plan”) is an Internal Revenue Code section 401(k) Retirement Savings Plan. Historically, all U.S.-based employees at least 21 years of age with at least one year of employment with us were eligible to participate in the Retirement Plan. During January 2012, the Retirement Plan was amended to decrease the length of employment eligibility requirement to three months. The Retirement Plan provides for an annual employer discretionary matching contribution. We did not make any contributions in 2009, 2010 or 2011.

13. Discontinued Operations

On June 30, 2011, our Board of Directors made a determination to seek to sell Bluegreen Communities, or all or substantially all of its assets. As a consequence, it was determined that Bluegreen Communities, which had previously been presented as a separate reporting segment, met the criteria for classification as a discontinued operation, and the majority of Bluegreen Communities assets met the criteria for classification as “assets held for sale.” The assets held for sale primarily consist of Bluegreen Communities’ real estate assets valued on our books at $87.8 million and $28.6 million as of December 31, 2010 and December 31, 2011, respectively. The decrease in the carrying amount of the assets held for sale is primarily the result of a $59.1 million non-cash charge recorded during the year ended December 31, 2011 to write down the value of Bluegreen Communities’ assets to estimated fair value less cost to sell. The fair value as of December 31, 2011 of Bluegreen Communities’ assets held for sale was derived based on the sale price under the Purchase and Sale Agreement, as amended, (Level 3) discussed below.

On October 12, 2011, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar. The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. Assets excluded from the sale primarily include Bluegreen Communities’ notes receivable portfolio and Bluegreen or Bluegreen Communities subsidiaries will generally remain responsible for commitments and liabilities relating to previously completed developments and assets not sold to Southstar. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. As the transaction is an asset sale, liabilities not assumed by Southstar under the agreement and liabilities related to Bluegreen Communities’ operations prior to the closing of the transaction will be retained by our subsidiaries.

Under the terms of the agreement, as amended, Southstar has delivered cash deposits totaling $4.5 million, as of the date of this filing, $50,000 of which is non-refundable and the remainder of which is being held in escrow pending closing and will only be refunded to Southstar in the event the transaction is not consummated as a result of a breach of the agreement by one or more of our subsidiaries which is not timely cured.

The agreement contains certain representations and warranties on the part of our subsidiaries and Southstar which we believe to be customary for transactions of this nature, as well as certain covenants, including non-competition and other restrictive covenants. The agreement, as amended, provides for the transaction to be consummated no later than April 30, 2012. The closing of the transaction remains subject to the parties’ receipt of all required consents and certain other customary closing conditions, including the performance by the parties of their respective obligations under the agreement. While Southstar’s receipt of financing is not a closing condition under the agreement, Southstar has advised us that it has obtained financing in order to close the transaction.

Below are the results of discontinued operations for the years ended December 31, 2009, 2010 and 2011 (dollars in thousands):

	For the Year Ended December 31,
	2009		2010		2011

Revenues of discontinued operations	$25,447		$13,447		$10,994
Cost of discontinued operations	(47,226	)(1)	(80,533	)(1)	(16,067)
Loss on the disposal of golf courses	(10,544)		—		—
Loss on assets held for sale	—		—		(61,959)
Interest expense	(3,934)		(4,250)		(2,956)
Loss from discontinued operations before benefit for income taxes	(36,257)		(71,336)		(69,988)
Benefit for income taxes	12,621		24,966		24,423
Loss from discontinued operations, net	$(23,636)		$(46,370)		$(45,565)

(1)	Includes non-cash inventory impairment charges of $13.2 million and $54.6 million during 2009 and 2010, respectively. See additional information below.

Loss from discontinued operations during December 31, 2011 includes a loss on assets held for sale of approximately $62.0 million. While fair value of the assets held for sale as of December 31, 2011 was derived from the sale price under the Purchase and Sale Agreement described above, the transaction may not be consummated on the contemplated terms or at all. As a result, additional losses, which may be significant, may be incurred in the future to the extent that actual sales proceeds from the disposition of assets held for sale are materially different from their estimated fair value.

As a result of a continued low volume of sales, reduced prices, and the impact of reduced sales on the forecasted sell-out period of Bluegreen Communities’ projects, we recorded non-cash charges (included in cost of discontinued operations) of approximately $13.2 million and $19.6 million during the years ended December 31, 2009 and 2010, respectively, to write-down the carrying amount of completed Bluegreen Communities’ properties to their estimated fair value less costs to sell. As of December 31, 2010, we evaluated the carrying value of Bluegreen Communities’ undeveloped inventory based upon the probability weighted average cash flows at various outcomes, including the development and sale of such inventory as retail homesites. In connection with this analysis we determined that the carrying amounts of those homesites would not be recovered by estimated future cash flows and as a result, we recorded an impairment charge (included in cost of discontinued operations) of $35.0 million to write down the carrying amount of certain undeveloped phases in several of Bluegreen Communities’ properties to fair value.

We estimated the fair value of the underlying properties based on either the prices of comparable properties or our analysis of their estimated future cash flows (Level 3 inputs), discounted at rates commensurate with the risk inherent in the property. We estimated future cash flows based upon our expectations of performance given current and projected forecasts of the economy and real estate markets in general. On December 30, 2009, we sold four golf courses located in North Carolina and Virginia for an aggregate purchase price of approximately $9.8 million. In connection with these sales, we recognized a pre-tax loss on disposal of approximately $10.5 million.

Also included in results of discontinued operations in each of the periods presented is interest expense primarily on the H4BG Communities Facility as certain of the assets classified as held for sale serve as collateral under this facility. Under the terms of the facility, the entire amount of the debt outstanding under the facility ($23.9 million as of December 31, 2011), and a $2.0 million deferred fee, would be required to be repaid upon the sale of the respective assets.

Interest capitalized to homesite inventory during the year ended December 31, 2009 was $0.4 million. Interest capitalized to homesite inventory during the years ended December 31, 2010 and 2011 was insignificant. The interest expense reflected above is net of capitalized interest.

14. Related Party Transactions

BFC beneficially owns approximately 54% of our common stock. In addition, Alan B. Levan and John E. Abdo, our Chairman and Vice Chairman, respectively, serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively, and may be deemed to control BFC by virtue of their ownership interest in BFC’s common stock. As described above, we entered into a definitive merger agreement with BFC on November 11, 2011, pursuant to which, upon consummation of the merger contemplated by the agreement and subject to the terms and conditions thereof, we will become a wholly owned subsidiary of BFC. Under the terms of the merger agreement, holders of our common stock (other than BFC) will be entitled to receive, in exchange for each share of our common stock that they hold at the effective time of the merger, eight shares of BFC’s Class A Common Stock (as ratably adjusted in connection with the reverse stock split expected to be effected by BFC immediately prior to the consummation of the merger). See Note 1 for additional information regarding the proposed merger.

We paid BFC or its affiliated entities approximately $1.0 million, $1.7 million and $1.2 million during 2009, 2010 and 2011, respectively, for management advisory, risk management, administrative and other services. Additionally, during 2009 and 2010, we reimbursed BFC and its Woodbridge Holdings subsidiary, approximately $2.4 million and $1.4 million, respectively, for expenses they incurred in assisting us in our efforts to explore potential sources of liquidity. In addition, in connection with our agreement with BFC to reimburse BFC for fees related to certain procedures performed by BFC’s independent registered public accounting firm at our company, we reimbursed BFC approximately $0.1 million and $0.5 million during 2010 and 2011, respectively. As of December 31, 2010 and 2011 we had accrued approximately $0.2 million in each period for the services described above.

BFC holds a significant investment in Benihana, and Alan B. Levan and John E. Abdo serve on Benihana’s Board of Directors. In 2009, we entered into a land lease with Benihana, which constructed and operates a restaurant at one of our resort properties. Under the terms of the lease, we received payments from Benihana of approximately $0.1 million during 2009, 2010 and 2011.

J. Larry Rutherford, who served as a member of our Board of Directors until April 30, 2011, is the President and Chief Executive Officer of Southstar Development Partners, Inc. As described above, a Purchase and Sale Agreement was entered into between seven of our subsidiaries and Southstar on October 12, 2011, which provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities. See Note 13 for additional information regarding the agreement and the proposed transaction.

15. Subsequent Events

In March 2012, the Bluegreen/Big Cedar Joint Venture, in which we own a 51% interest, made a cash distribution of its operating proceeds to us and its other member. The distribution totaled $15.0 million and was allocated between us and its other member based on our and the other member’s respective distribution percentages, resulting in a $7.7 million distribution to us and a $7.3 million distribution to the other member.

16. Quarterly Financial Information (Unaudited)

A summary of the quarterly financial information for the years ended December 31, 2010 and 2011 is presented below (dollars in thousands, except per share information):

	For the Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Sales of VOIs (1)	$22,007	$47,679	$38,789	$15,233
Gross profit (1)	15,919	35,333	25,093	18,348
(Loss) income from continuing operations attributable to Bluegreen shareholders (1)	(2,915)	8,206	(578)	(2,309)
Loss from discontinued operations, net of income taxes (2)	(4,942)	(3,897)	(16,130)	(21,401)
Net (loss) income attributable to Bluegreen Corporation (1)(2)	$(7,857)	$4,309	$(16,708)	$(23,710)

(Loss) income attributable to Bluegreen Corporation per common share:

Diluted (loss) earnings per share from continuing operations	$(0.09)	$0.26	$(0.02)	$(0.07)
Diluted loss per share for discontinued operations	$(0.16)	$(0.12)	$(0.52)	$(0.69)
Diluted (loss) earnings per share	$(0.25)	$0.14	$(0.54)	$(0.76)

	For the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Sales of VOIs	$36,929	$44,778	$45,888	$36,540
Gross profit	26,391	34,662	34,539	28,083
Income from continuing operations attributable to Bluegreen shareholders	3,907	9,687	9,676	5,042
Loss from discontinued operations, net of income taxes (3)	(1,376)	(36,386)	(2,626)	(5,177)
Net (loss) income attributable to Bluegreen Corporation (3)	$2,531	$(26,699)	$7,050	$(135)

(Loss) income attributable to Bluegreen Corporation per common share:

Diluted earnings per share from continuing operations	$0.12	$0.30	$0.30	$0.16
Diluted loss per share for discontinued operations	$(0.04)	$(1.13)	$(0.08)	$(0.16)
Diluted (loss) earnings per share	$0.08	$(0.83)	$0.22	$(0.00)

(1)

Sales of VOIs for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, include charges of $10.7 million, $2.5 million, $24.5 million and $32.0 million, respectively, to increase our allowance for uncollectible notes receivable on notes generated prior to December 15, 2008, the date on which we implemented our FICO® score-based underwriting standards.

(2)

Amounts presented for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010 include charges of $5.3 million, $0.3 million, $20.8 million and $28.2 million, respectively, to adjust the carrying amount of inventory to fair value, less cost to sell, on certain of Bluegreen Communities’ real estate developments.

(3)

Includes pre-tax charges of $56.8 million to adjust the carrying amount of inventory to fair value, less cost to sell, as derived in connection with the Purchase and Sale Agreement with Southstar described herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited the accompanying consolidated balance sheets of Bluegreen Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bluegreen Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
March 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bluegreen Corporation

We have audited Bluegreen Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bluegreen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bluegreen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bluegreen Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 28, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
March 28, 2012

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

As of December 31, 2011, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our financial statements included in this Annual Report on Form 10-K have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP has also provided an attestation report on the our internal control over financial reporting as of December 31, 2011.

JOHN M. MALONEY, JR., President and Chief Executive Officer
ANTHONY M. PULEO, Senior Vice President, Chief Financial Officer and Treasurer

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal controls will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, there are resource constraints when designing a control system, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected or will detect all control issues and instances of improper conduct, if any. These inherent limitations include that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and designs may not succeed in achieving their stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report and our independent registered public accounting firm’s attestation report on our internal control over financial reporting as of December 31, 2011 are set forth in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officer and Directors

Information required by Item 10 regarding the Company’s executive officers is set forth under Item 1 of this Annual Report on Form 10-K and incorporated by reference into this Item 10. Set forth below are the names and ages of the Company’s directors as of March 28, 2012 as well as certain additional information for each director, including his principal occupation or employment for at least the previous five years.

Alan B. Levan, age 67, became a director of the Company in 2002. In May 2002, Mr. Levan was elected as Chairman of the Company’s Board of Directors. Since 1978, Mr. Levan has served as Chairman of the Board and Chief Executive Officer of BFC or its predecessors. Mr. Levan has been the Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp since 1994, and Chairman of the Board of BankAtlantic, BankAtlantic Bancorp’s bank subsidiary, since 1987. Since June 2009, Mr. Levan has also served as a director of Benihana. In addition to its majority interest in the Company’s common stock, BFC also holds a controlling interest in BankAtlantic Bancorp and a significant investment in Benihana. Mr. Levan also served as Chairman of the Board and Chief Executive Officer of Woodbridge Holdings Corporation from 1985 until 2009 when it merged with BFC. The Board believes that Mr. Levan’s leadership and his extensive business experience gained from, among other things, his service as Chairman and Chief Executive Officer of publicly traded companies enhance the Board and contribute to the Company. The Board also believes that, as the Company’s Chairman for the previous ten years, Mr. Levan has a thorough understanding of the Company’s business, affairs and prospects, which allows him to bring insight and perspective to the Board. In addition, the Board believes that Mr. Levan successfully interacts with management, including John M. Maloney, Jr., the Company’s Chief Executive Officer and President, which provides the Company with the appropriate foundation to pursue its strategic and operational objectives.

John E. Abdo, age 68, became a director of the Company in 2002. In May 2002, Mr. Abdo was elected as Vice Chairman of the Company’s Board of Directors. Mr. Abdo has been the Vice Chairman of BankAtlantic Bancorp since 1994 and a director of BankAtlantic since 1984. Since 1993, Mr. Abdo has also served as Vice Chairman of BFC. He served as Vice Chairman of Woodbridge Holdings Corporation until September 2009 when it merged with BFC. Mr. Abdo is also Vice Chairman of Benihana and President of Abdo Companies, Inc. He is also a member of the Board of Directors of the Performing Arts Center Authority (“PACA”) and former President and current director and Chairman of the Finance Committee of the Broward Performing Arts Foundation. The Board believes that it benefits from the contributions that Mr. Abdo makes, and the perspective that Mr. Abdo adds, to the Board, many of which are the result of his knowledge of the Company’s business and affairs based on his service as Vice Chairman for the past ten years, and his experience and knowledge regarding the real estate sector generally.

James R. Allmand, III, age 63, became a director of the Company in July 2011. Mr. Allmand has over thirty years of resort real estate and hospitality operations management experience in luxury resort hotels, marinas and master planned residential real estate, including over twenty-five years of regional multi-property responsibilities in Florida. Since 2008, he has served as the Vice President of Operations and Resort Real Estate of Global Resort Development, Inc., an international resort development consulting company. Prior to that time, he served as General Manager of, and provided consulting services to, Sandals Grande Antigua Resort & Spa from 2007 to 2008, Director of Advisory Services of IAG Florida Inc., a commercial, residential and hospitality development oriented company, from 2004 to 2007, and General Manager and Vice President of Hyatt Regency Pier Sixty-Six in Fort Lauderdale, Florida from 1993 to 2004. The Board believes that Mr. Allmand provides valuable insight and contributions to the Board as a result of his extensive experience in the real estate and hospitality industries.

Lawrence A. Cirillo, age 73, became a director of the Company in October 2003. Mr. Cirillo was Principal Partner and President of Atlantic Chartering, an oil tanker brokerage company, from 1979 until Atlantic Chartering merged with Seabrokers, Inc., a subsidiary of Clarkson, Ltd. Mr. Cirillo served as a Vice President of Seabrokers, Inc. until 2000. Since 2000, Mr. Cirillo has served as an oil tanker broker with Southport Maritime, Inc. The Board believes that it benefits from Mr. Cirillo’s business experience generally and within the sales industry in particular.

Mark A. Nerenhausen, age 57, became a director of the Company in October 2003. Since 2011, Mr. Nerenhausen has served as a professor and a director of the Syracuse University Janklaw AAS Leadership Program. In addition, since August 2010, Mr. Nerenhausen has been a Principal of ZSP Consulting. From March 2009 through July 2010, Mr. Nerenhausen served as President and Chief Executive Officer of the AT&T Performing Arts Center in Dallas, Texas. He previously served as President and Chief Executive Officer of PACA from 1998 through March 2009. The Board believes that it benefits from Mr. Nerenhausen’s leadership skills and business and management experience gained from his service in Principal, President and Chief Executive Officer positions, including the sales aspects of his positions.

Orlando Sharpe, age 53, became a director of the Company in July 2011. Mr. Sharpe founded Sharpe Project Developments, Inc., a real estate development company, in 1990 and has served as its President since that time. From 1986 to 1990, he was employed with Arvida/JMP Partners, L.P., a residential real estate development company, where he managed the design, construction, development and property management for several office buildings, retail centers, hotels, restaurants, warehouses and mixed use commercial parks. Prior to that time, he was employed by the Weitz Co. General Contractors as a project manager on various commercial projects. His background also includes professional experience with a number of architectural and engineering firms. The Board believes that it benefits from Mr. Sharpe’s knowledge of the real estate industry generally and particularly with respect to real estate development and current trends in the industry.

Norman H. Becker, age 74, became a director of the Company in March 2003. Mr. Becker is currently, and has been for more than ten years, self-employed as a Certified Public Accountant. Mr. Becker is also the Chief Financial Officer and Treasurer of Proguard Acquisition Corp. as well as a member of its Board of Directors. Mr. Becker was previously a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for more than ten years. Mr. Becker is also a director of Benihana. The Board believes that Mr. Becker provides valuable insight to the Board based on his business, financial and accounting expertise and that his accounting and financial knowledge make him a valuable member of the Audit Committee.

Arnold Sevell, age 64, became a director of the Company in 2002. For more than fifteen years, Mr. Sevell has been the President of Sevell Realty Partners, Inc., a full-service commercial real estate firm, and its affiliated entities, Sevell Realty Holdings, LLC, Sevell Family Holdings, LLC and Sevell Residential Realty LLC. Mr. Sevell also serves as a member of the Planning and Zoning Board of Boca Raton, Florida. The Board believes that Mr. Sevell provides expertise and insight to the Board as a result of his knowledge of, and experience within, the real estate industry and his insight into real estate markets generally.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that, during the year ended December 31, 2011, all filing requirements under Section 16(a) of the Exchange Act applicable to the Company’s officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

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

Audit Committee Members and Financial Expert

The Company’s Board of Directors has established an Audit Committee. From January 2011 through April 2011, the Audit Committee consisted of Norman H. Becker, Chairman, Robert F. Dwors, J. Larry Rutherford and Arnold Sevell. Messrs. Dwors and Rutherford resigned from the Board and its committees during April 2011, and Lawrence A. Cirillo was appointed to serve on the Audit Committee. Orlando Sharpe was appointed to serve on the Audit Committee during July 2011, and since that time, the Audit Committee has consisted of Mr. Becker, Chairman, and Messrs. Sevell, Cirillo and Sharpe. The Company’s Board of Directors has determined that Mr. Becker is qualified as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and is “independent” within the meaning of applicable SEC rules and regulations relating to directors serving on audit committees and the listing standards of the NYSE.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information concerning compensation paid or accrued by the Company during the years ended December 31, 2011 and 2010 to or on behalf of the Company’s Chief Executive Officer and each of the next two highest paid executive officers of the Company during the year ended December 31, 2011 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)

John M. Maloney, Jr., President and Chief Executive Officer	2011	$600,000	$750,000	(1)	—	—	$239,000	—	$281,990	$1,870,990
	2010	600,000	750,000	(1)	—	—	—	—	10,133	1,360,133

David L. Pontius, Senior Vice	2011	475,000	—		—	—	524,268	—	129,600	1,128,868
President and Chief Strategy	2010	475,000	—		—	—	669,872	—	12,000	1,156,872
Officer; President – Bluegreen
Services(2)

David A. Bidgood, Senior Vice President; President – Bluegreen Resorts Field Sales and Marketing	2011	400,000	—		—	—	698,250	—	125,921	1,224,171
	2010	400,000	—		—	—	624,513	—	9,900	1,034,413

(1)

Executives of the Company are eligible to receive bonuses at the discretion of the Compensation Committee based on a subjective evaluation of overall performance in areas outside those that are objectively measured from financial results. The amounts for Mr. Maloney for 2011 and 2010 represent discretionary cash bonuses.

(2)

During April 2007, the Company entered into a letter agreement relating to Mr. Pontius’ employment with the Company. Under the terms of the letter agreement, the Company agreed to pay Mr. Pontius an annual base salary, subject to increases at the discretion of the Compensation Committee. Mr. Pontius’ annual base salary was $475,000 for 2010 and 2011. The letter agreement also provides for Mr. Pontius to receive certain benefits and to be eligible to receive a bonus of 100% to 150% of his base salary based upon the achievement of targeted financial performance objectives under the Company’s 2006 Performance-Based Annual Incentive Plan, as described below. Additional information regarding the letter agreement is set forth below under the heading “Potential Payments upon Termination or Change in Control.”

(3)

The Company’s 2006 Performance-Based Annual Incentive Plan is a cash bonus plan that includes a formula-based element pursuant to which bonuses are tied to the financial performance of the Company and its divisions. Mr. Pontius earned bonuses of $669,872 and $444,268 during 2010 and 2011, respectively, based on his achievement during those years of the financial performance objectives under the plan related generally to Bluegreen Resorts’ and Bluegreen Services’ field operating profit. During 2010 and 2011, Mr. Bidgood earned bonuses of $624,513 and $618,250, respectively, based on his achievement of the financial performance objectives under the plan related generally to timeshare sales and selling, general and administrative expenses (excluding corporate overhead and certain other items). Additionally, during 2011, the Company accrued $239,000, $80,000 and $80,000 related to amounts which the Company currently expects to pay Messrs. Maloney, Bidgood and Pontius, respectively, under the 2011 Long Term Incentive Plan described below based on the achievement of performance objectives related to the Company’s EBITDA (as calculated for purposes of such plan). Payment of these amounts is subject to the conditions of the plan. See “2011 Long Term Incentive Plan” below for further information.

(4)

All other compensation during 2011 presented above for Messrs. Maloney, Pontius and Bidgood includes cash payments of $271,688, $117,600 and $116,021, respectively, paid to them under the November 2011 agreements described below pursuant to which certain unvested restricted shares of the Company’s common stock previously granted to them were relinquished and cancelled. See “Modification of Restricted Share Awards” below for further information.

Modification of Restricted Share Awards

In November 2011, the Company entered into agreements with certain of its executive officers, including each of the Named Executive Officers, and other individuals holding unvested restricted shares of the Company’s common stock previously granted to them under the 2005 Plan and the 2008 Plan. Under the terms of the agreements, the individuals agreed to relinquish certain unvested restricted shares of the Company’s common stock held by them in exchange for a cash payment to be made in two equal installments. The first installment was paid in December 2011, with the second installment due by December 31, 2012, subject to continued employment with us (except in the case of an individual’s death or disability). The table below sets forth information with respect to the agreements entered into with the Named Executive Officers.

		Information Pertaining to Restricted Stock Relinquished
Named Executive Officer	Total Cash Payment	Grant Date	Number of Shares	Vesting Date
John M. Maloney, Jr.	$543,375	July 18, 2007	37,848	July 18, 2012
		February 13, 2008	77,336	February 13, 2013
		May 21, 2008	275,000	May 21, 2013(1)
David L. Pontius	$235,200	February 13, 2008	56,391	February 13, 2013
		May 21, 2008	112,500	May 21, 2013(1)
David A. Bidgood	$232,041	July 18, 2007	25,232	July 18, 2012
		February 13, 2008	56,391	February 13, 2013
		May 21, 2008	85,000	May 21, 2013(1)

(1) These shares of restricted stock were previously subject to earlier vesting in the event of a transaction which resulted in a change-incontrol of the Company at a price of at least $12.50 per share, in which case a percentage (of up to 100%) of the shares would have vested depending on both the timing of the event and specified price targets that increased annually starting at $12.50 per share.

Modification of Stock Options

During October 2011, the Compensation Committee, acting pursuant to its authority under the 2008 Plan, accelerated the vesting of options previously granted under the 2008 Plan to purchase an aggregate of 695,000 shares of the Company’s common stock at an exercise price of $7.50 per share. As a result of this acceleration, to the extent such stock options had not previously vested, all such stock options fully vested on October 26, 2011. Subsequently, the Company entered into stock option agreement amendments with certain of its executive officers, including each of the Named Executive Officers, and employees. Under the terms of the amendments, the applicable options held by the individuals, which were previously granted to them under the 2005 Plan or the 2008 Plan, were modified to expire during November 2011. The options were initially scheduled to expire in 2015 or, for certain of the options, 2016. The table below sets forth information with respect to the acceleration of stock options and the amendments entered into with the Named Executive Officers.

Named Executive Officer	Grant Date	Number of Stock Options	Exercise Price	Vesting Date	Initial Expiration Date	Amended Expiration Date
John M. Maloney, Jr.	July 20, 2005	65,000	$18.36	July 20, 2010	July 20, 2015	November 25, 2011
	July 19, 2006	45,000	$12.07	July 19, 2011	July 19, 2016	November 25, 2011
	May 21, 2008	275,000	$7.50	October 26, 2011(1)	May 21, 2015	November 25, 2011
David L. Pontius	May 21, 2008	112,500	$7.50	October 26, 2011(1)	May 21, 2015	November 25, 2011
David A. Bidgood	July 20, 2005	24,000	$18.36	July 20, 2010	July 20, 2015	November 25, 2011
	July 19, 2006	30,000	$12.07	July 19, 2011	July 19, 2016	November 25, 2011
	May 21, 2008	85,000	$7.50	October 26, 2011(1)	May 21, 2015	November 25, 2011

(1) These options were initially scheduled to vest on May 21, 2013 (subject to earlier vesting in the event of a transaction which resulted in a change-in-control of the Company at a price of at least $12.50 per share, in which case a percentage (of up to 100%) of the options would have vested depending on both the timing of the event and specified price targets that increased annually starting at $12.50 per share). During October 2011, the vesting dates of these options were accelerated by action of the Compensation Committee on October 26, 2011, as described above.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of December 31, 2011.

	Option Awards

	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable		Unexerciseable

John M. Maloney, Jr.	100,000	(1)	—	$5.84	10/9/2013

David L. Pontius	—		—	—	—

David A. Bidgood	200,000	(2)	—	$3.45	6/25/2012

(1)	Vested on October 9, 2008.

(2)	Vested on June 25, 2007.

Potential Payments Upon Termination or Change in Control

During April 2007, the Company entered into a letter agreement relating to Mr. Pontius’s employment with the Company. In addition to setting forth his compensation as described in footnote 2 to the “Summary Compensation Table” above, the letter agreement provides that, in the event of the Company’s termination of Mr. Pontius’ employment without cause (as defined in the letter agreement), Mr. Pontius will receive a severance payment in an amount equal to his then-current annual base salary ($475,000 at December 31, 2011) plus a pro-rated portion of the bonus payment that he would be entitled to receive based on the achievement of targeted financial performance objectives ($618,250 for the year ended December 31, 2011).

Except for Mr. Pontius’ letter agreement and awards which may be payable upon the occurrence of a Liquidity Event (as defined below) under the 2011 Long Term Incentive Plan described below, no Named Executive Officer is currently entitled under any plan, arrangement or agreement with the Company to receive any payment at, following, or in connection with, his resignation, retirement or other termination, a change-in-control of the Company or a change in his responsibilities following a change-in-control of the Company.

2011 Long Term Incentive Plan

During 2011, the Compensation Committee approved and adopted the Bluegreen Corporation 2011 Long Term Incentive Plan (the “2011 LTIP”). The 2011 LTIP is designed to provide certain members of senior management of the Company incentives that are based on the achievement of certain financial targets and available free cash relating to the Company’s business and operations. The 2011 LTIP, which is administered by the Compensation Committee, is based on a point system, pursuant to which individuals selected by the Compensation Committee to participate in the 2011 LTIP (“Participants”) for each calendar year during the term of the 2011 LTIP (each, a “Performance Period”) will be allocated points representing fractional interests in award amounts payable under the 2011 LTIP. The aggregate award amount payable under the 2011 LTIP for each Performance Period will be based on the Company’s actual EBITDA as compared to its target EBITDA (in each case, excluding the results of Bluegreen Communities, and as otherwise defined in the 2011 LTIP), but is earned and payable only to the extent of available free cash and other terms and conditions, all as further defined in the 2011 LTIP. Under the terms of the 2011 LTIP, Participants are also entitled to awards upon the occurrence of certain liquidity events, including but not limited to the sale of the Company or its businesses (each, a “Liquidity Event”), with the amount of such awards to be primarily based on the consideration received by the Company or its shareholders, as applicable, in connection with the Liquidity Event and the EBITDA ratio described above. The 2011 LTIP also includes a clawback requirement, pursuant to which the Company will be entitled to recover certain overpayments to Participants, and provisions prohibiting or requiring certain actions following a change-in-control of the Company. Subject to earlier expiration upon the occurrence of a Liquidity Event, the last annual Performance Period under the 2011 LTIP will be the year ending on December 31, 2015. The terms and conditions of a Participant’s award under the 2011 LTIP during each Performance Period are evidenced by an award agreement setting forth the number of points allocated to the Participant for the Performance Period and containing non-solicitation and certain other restrictive covenants in favor of the Company.

We currently expect to pay Mr. Maloney $239,000 and each of Messrs. Bidgood and Pontius $80,000 under the 2011 LTIP based on the achievement of 2011 performance objectives related to the above-described EBITDA criteria. These amounts, which have not yet been paid as of the date of this filing, are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. Payment of these amounts is subject to the conditions of the LTIP. Each of the Named Executive Officers is eligible to receive awards for the 2012 Performance Period but the range of those awards is not currently determinable.

Compensation of Directors

The Company’s compensation policy for non-employee directors was designed in an attempt to achieve the following goals: (i) compensation should fairly pay directors for work required by a company of similar size and scope to the Company; (ii) compensation should align directors’ interests with the long-term interests of the Company’s shareholders; and (iii) the structure of the compensation should be simple, transparent and easy for shareholders to understand.

The Company currently compensates its non-employee directors through cash fees. Other than Alan B. Levan and John E. Abdo, each non-employee director currently earns $70,000 annually for his service on the Board of Directors. Non-employee directors, other than Messrs. Levan and Abdo, previously received $100,000 annually for their service. In 2011, each of Messrs. Levan and Abdo received cash compensation of $100 for their service on the Board, and Mr. Abdo also received $6,251 of benefits. In addition, the Company currently compensates its directors for their services on the committees of the Board as follows. Members of the Audit Committee, other than its Chairman, receive $10,000 in cash annually. The Chairman of the Audit Committee receives $15,000 in cash annually. The Chairmen of the NCG Committee and the Compensation Committee each receive $3,500 in cash annually. Other members of the NCG Committee and the Compensation Committee do not currently receive additional compensation for their service on those committees. In addition, during 2011, a Special Committee of the Board of Directors was established in connection with the evaluation and negotiation of the Company’s currently proposed merger with BFC. Norman H. Becker, Lawrence A. Cirillo, Arnold Sevell, James R. Allmand, III and Orlando Sharpe served on the Special Committee, with Mr. Sevell being selected to serve as Chairman of the Special Committee. In addition, Mark Nerenhausen served as a non-voting member of the Special Committee. Mr. Sevell will receive $25,000 for serving as Chairman of the Special Committee. Each of the other members of the Special Committee will receive $15,000. In addition, each member of the Special Committee, including Mr. Sevell, will receive $1,000 for each meeting of the Special Committee which he attended in person or via teleconference. Except as described above, directors do not receive additional compensation for attendance at Board of Directors’ meetings or meetings of committees on which they serve.

Director Compensation Table - 2011

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or on behalf of each individual who served as a non-employee director of the Company during the year ended December 31, 2011 for their Board and committee service during the year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alan B. Levan	$100	$—	$—	$—	$—	$—	$100

John E. Abdo	100	—	—	—	—	6,251	6,351

Norman H. Becker	123,500	—	—	—	—	—	123,500

Lawrence A. Cirillo	116,167	—	—	—	—	—	116,167

James R. Allmand III (1)	52,625	—	—	—	—	—	52,625

Orlando Sharpe (1)	54,333	—	—	—	—	—	54,333

Mark A. Nerenhausen	108,500	—	—	—	—	—	108,500

Arnold Sevell	133,000	—	—	—	—	—	133,000

J. Larry Rutherford (3)(4)	41,667	—	—	—	—	—	41,667

Scott Holloway (2)	60,375	—	—	—	—	—	60,375

John Laguardia (2)	58,333	—	—	—	—	—	58,333

Robert Dwors (3)	36,667	—	—	—	—	—	36,667

(1)	James R. Allmand III and Orlando Sharpe were appointed to the Board of Directors during July 2011.

(2)	Scott Holloway’s and John Laguardia’s terms on the Board of Directors expired during July 2011.

(3)	Robert F. Dwors and J. Larry Rutherford resigned from the Board of Directors during April 2011.

(4)

In addition to the compensation earned for his services on the Board of Directors disclosed above, J. Larry Rutherford also earned $29,167 for consulting services he provided subsequent to resigning from the Board of Directors,

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders and Security Ownership of Management

The following table sets forth, as of March 1, 2012, certain information as to persons owning in excess of 5% of the outstanding shares of the Company’s common stock. In addition, the following table includes the outstanding securities beneficially owned by (i) the Company’s directors as of March 1, 2012, (ii) each of the Named Executive Officers and (iii) the Company’s directors and executive officers as of March 1, 2012 as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s Common Stock as of March 1, 2012. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock: (i) over which he or she has or shares, directly or indirectly, voting or investment power; or (ii) of which he or she has the right to acquire beneficial ownership at any time within 60 days after March 1, 2012. As used herein, “voting power” is the power to vote, or direct the voting of, shares and “investment power” includes the power to dispose, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

Name	Common Stock	Options Excercisable within 60 days	Total Shares Beneficially Owned	Percent of Shares Outstanding (1)

BFC Financial Corporation (2) 2100 W. Cypress Creek Road Fort Lauderdale, FL 33309	16,922,953	—	16,922,953	53.7%
John E. Abdo (2)	16,922,953	100,000	17,022,953	53.9%
Alan B. Levan (2)	16,923,053	100,000	17,023,053	53.9%
James R. Allmand	—	—	—	—
Norman H. Becker	34,940	16,010	50,950	*
Lawrence A. Cirillo	100	77,712	77,812	*
Mark A. Nerenhausen	32,384	24,499	56,883	*
Orlando Sharpe	—	—	—	—
Arnold Sevell	1,000	81,748	82,748	*
John M. Maloney, Jr.	20,000	100,000	120,000	*
David Pontius	—	—	—	*
David Bidgood	—	200,000	200,000	*

All directors and executive officers as of March 1, 2012 as a group (14 persons)	17,041,547	915,193	17,956,740	55.4%

Dimensional Fund Advisors Inc. (3)	2,704,394	—	2,704,394	8.6%
1299 Ocean Avenue,
Santa Monica, CA 90401
* Less than 1%.

(1)

In accordance with applicable SEC rules and regulations, the denominator used to calculate the percent of shares outstanding includes shares which may be acquired by the applicable shareholder or group upon the exercise of stock options that are exercisable within 60 days, plus 31,494,527 shares outstanding on March 1, 2012.

(2)

BFC may be deemed to beneficially own the 16,922,953 shares which are held directly by its wholly-owned subsidiary, Woodbridge Holdings, LLC. Messrs. Levan and Abdo may be deemed to control BFC, and therefore the shares beneficially owned by BFC may also be deemed to be beneficially owned by Messrs. Levan and Abdo (as reported in a Form 4 filed with the SEC on November 17, 2009 for Messrs. Abdo and Levan and Abdo).

(3)

As reported in a Schedule 13G/A filed with the SEC on February 14, 2012, Dimensional Fund Advisors LP, subject to the following qualifications, has sole voting power over 2,650,200 of such shares and sole dispositive power over all 2,704,394 of such shares. In that Schedule 13G/A, Dimensional Fund Advisors LP disclosed that: (i) it furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”); (ii) in certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds; (iii) in its role as investment adviser, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or any of its subsidiaries possess voting and/or investment power over the shares that are owned by the Funds; (iv) all 2,704,394 shares reported in the Schedule 13G/A are owned by the Funds; and (v) Dimensional Fund Advisors LP disclaims beneficial ownership of all such shares.

Equity Compensation Plan Information

Information required by Item 12 with respect to the Company’s equity compensation plans is set forth under Item 5 of this Annual Report on Form 10-K and incorporated by reference into this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

BFC beneficially owns approximately 16.9 million shares, or approximately 54%, of the Company’s outstanding common stock. Alan B. Levan, Chairman of the Company and Chairman, Chief Executive Officer and President of BFC, and John E. Abdo, Vice Chairman of the Company and BFC, collectively may be deemed to beneficially own shares of BFC’s Class A Common Stock and Class B Common Stock representing approximately 72% of BFC’s total voting power. As previously described, the Company and BFC entered into a definitive merger agreement on November 11, 2011, pursuant to which, upon consummation of the merger contemplated thereby the Company will become a wholly owned subsidiary of BFC. Under the terms of the merger agreement, holders of the Company’s common stock (other than BFC) will be entitled to receive, in exchange for each share of the Company’s common stock that they hold at the effective time of the merger, eight shares of BFC’s Class A Common Stock (as ratably adjusted in connection with the reverse stock split expected to be effected by BFC immediately prior to the consummation of the merger). If the merger is consummated, the Company’s common stock will no longer be listed for trading on the NYSE or registered under the Exchange Act. The merger agreement requires, as a condition to the merger, that BFC’s Class A Common Stock be approved for listing on a national securities exchange at the effective time of the merger. See “Item 1 – Business” of this Annual Report for further information regarding the merger agreement and the proposed merger.

We paid BFC or its affiliated entities approximately $1.7 million and $1.2 million during 2010 and 2011, respectively, for management advisory, risk management, administrative and other management services. Additionally, during 2010, we reimbursed BFC and its Woodbridge Holdings subsidiary approximately $1.4 million for certain expenses incurred in assisting us in our efforts to explore additional sources of liquidity. In addition, the Company and BFC have an agreement relating to the maintenance of different registered public accounting firms. Pursuant to the agreement, the Company reimbursed BFC for the $624,950 of fees which BFC paid to PricewaterhouseCoopers LLP, its independent registered public accounting firm (“PwC”), in connection with certain reviews and procedures performed at the Company as part of PwC’s annual audit of BFC’s consolidated financial statements for 2010. The total amount estimated to be reimbursed to BFC under the agreement with respect to PwC’s 2011 audit is approximately $483,000.

Beginning in 2009, the Company entered into a land lease with Benihana, which constructed and operates a restaurant at one of the Company’s resort properties. During each of 2010 and 2011, the Company received lease payments from Benihana of approximately $0.1 million. BFC holds a significant investment in Benihana, and Alan B. Levan and John E. Abdo serve on Benihana’s Board of Directors.

As previously described, a Purchase and Sale Agreement was entered into on October 12, 2011 between seven of the Company’s subsidiaries and Southstar Development Partners, Inc. The agreement, as amended, provides for the sale to Southstar of substantially all of the assets that comprise Bluegreen Communities for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. J. Larry Rutherford, who served as a member of the Company’s Board of Directors until April 30, 2011, is the President and Chief Executive Officer of Southstar. See “Item 1 – Business” of this Annual Report for further information regarding the agreement and the proposed transaction.

Director Independence

The Company’s Board of Directors has affirmatively determined that James R. Allmand, III, Norman H. Becker, Lawrence A. Cirillo, Arnold Sevell, and Orlando Sharpe who together comprise a majority of the members of the Board of Directors, are “independent” under the listing standards of the NYSE. In determining Mr. Becker’s independence, the Board specifically considered the fact that he serves on the Board of Directors of Benihana with Alan B. Levan and John E. Abdo. As described above, Mr. Levan serves as Chairman of the Company and Chairman, Chief Executive Officer and President of BFC, and Mr. Abdo serves as Vice Chairman of the Company and BFC. BFC also holds a significant investment in Benihana.

Robert F. Dwors, who resigned from the Company’s Board of Directors during April 2011, and Scott W. Holloway, whose service on the Board ceased during July 2011, were previously determined to be “independent” under the listing standards of the NYSE.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees billed for professional services rendered by Ernst & Young LLP, the Company’s independent registered public accounting firm for the years ended December 31, 2010 and 2011 (“E&Y”), for the audit of the Company’s annual financial statements and fees billed for audit-related services, tax services and all other services rendered by E&Y for those years.

	Year Ended December 31,
	2010	2011

Audit fees (1)	$1,232,147	$1,206,264
Audit-related fees (2)	358,863	199,952
Tax fees (3)	43,000	83,685
Other (4)	1,995	1,995

(1)

The 2010 and 2011 fees relate to the audit of the Company’s consolidated financial statements, assessments of the Company’s internal control over financial reporting, quarterly reviews of the Company’s interim financial statements and accounting consultations on matters addressed during the audit or interim reviews. Such fees also include amounts related to registration statement filings.

(2)

The 2010 and 2011 fees include $65,280 and $71,450, respectively, for the financial statement audit of one of the Company’s subsidiaries. The balance of the 2010 and 2011 fees relate primarily to the audit of the Bluegreen Corporation Retirement Savings Plan and agreed-upon procedures during those years related to annual procedures in connection with the Company’s servicing of notes receivable portfolios.

(3)	The 2010 and 2011 fees include fees for reviewing the Company’s federal income tax returns and certain of its state income tax returns.

(4)	The 2010 and 2011 fees represent the cost of an online accounting research subscription.

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

All audit-related services, tax services and other services during 2010 and 2011 were pre-approved by the Audit Committee, which concluded that the provision of such services by E&Y was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

In addition to the amounts included in the table above, during 2010 and 2011, PwC performed certain reviews and procedures at the Company as part of its annual audit of BFC’s consolidated financial statements. The Company reimbursed BFC $624,950 for fees which BFC paid to PwC in connection with these services for the 2010 audit. The total amount estimated to be reimbursed to BFC with respect to PwC’s 2011 audit is approximately $483,000.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (a)(2) List of Financial Statements and Schedules.

1.	The following financial statements and notes thereto and the report of our independent registered public accounting firm relating thereto, are included in Item 8.

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2011.

Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2010 and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

2.

All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the financial statements or related notes.

(a)(3) List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 127 through 141 hereof and are incorporated herein by reference.

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

BLUEGREEN CORPORATION
(Registrant)

Date: March 28, 2012	By:	/S/ JOHN M. MALONEY, JR.
John M. Maloney, Jr.,
President and Chief Executive Officer

Date: March 28, 2012	By:	/S/ ANTHONY M. PULEO
Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: March 28, 2012	By:	/S/ RAYMOND S. LOPEZ
Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2012.

Signature	Title

/S/ JOHN M. MALONEY, JR	President and Chief Executive Officer
John M. Maloney, Jr.

/S/ ANTHONY M. PULEO	Senior Vice President, Chief Financial Officer and Treasurer
Anthony M. Puleo	(Principal Financial Officer)

/S/ RAYMOND S. LOPEZ	Senior Vice President and Chief Accounting Officer
Raymond S. Lopez	(Principal Accounting Officer)

/S/ ALAN B. LEVAN	Chairman of the Board of Directors
Alan B. Levan

/S/ JOHN E. ABDO	Vice Chairman of the Board of Directors
John E. Abdo

/S/ JAMES R ALLMAND, III	Director
James R. Allmand, III

/S/ NORMAN H. BECKER	Director
Norman H. Becker

/S/ LAWRENCE CIRILLO	Director
Lawrence Cirillo

/S/ MARK A. NERENHAUSEN	Director
Mark A. Nerenhausen

/S/ ARNOLD SEVELL	Director
Arnold Sevell

/S/ ORLANDO SHARPE	Director
Orlando Sharpe

EXHIBIT INDEX

Number	Description

3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended April 2, 1989).

3.2	Articles of Amendment to Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended March, 31, 1996).

3.3	Articles of Amendment to Restated Articles of Organization (incorporated by reference to Exhibit A of Exhibit 4.1 to Current Report on Form 8-K filed on August 2, 2006).

3.4	Articles of Amendment to Restated Articles of Organization (incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed on October 16, 2009).

3.5	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2005).

3.6	First Amendment to Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on September 25, 2007).

3.7	Second Amendment to Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on November 18, 2010).

4.1

Rights Agreement, dated as of July 27, 2006, by and between Bluegreen Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 2, 2006).

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

10.14*	Bluegreen Corporation’s 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.131 to Annual Report on Form 10-K for the year ended March 29, 1998).

10.15*	Bluegreen Corporation’s 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.79 to Annual Report on Form 10-K for the year ended March 29, 1998).

10.16*	Bluegreen Corporation’s 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.201 to Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.17*	Bluegreen Corporation’s 2008 Stock Incentive Plan, as amended (incorporated by reference to Appendix B to Definitive Proxy Statement on Schedule 14A filed on October 16, 2009).

10.18*	Bluegreen Corporation’s Retirement Savings Plan (incorporated by reference to Exhibit 10.81 to Annual Report on Form 10-K for the year ended March 31, 2002).

10.19*

Mandatory Distribution Amendment to Bluegreen Corporation’s Retirement Savings Plan dated as of March 28, 2005 (incorporated by reference to Exhibit 10.82 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.20*	Amendment to Bluegreen Corporation’s Retirement Savings Plan (incorporated by reference to Exhibit 10.90 to Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.21*	Clerk’s Certificate dated April 28, 2008 approving the 401(K) Match Increase for Bluegreen Corporation’s Retirement Savings Plan.

10.22*	Bluegreen Corporation 2011 Long Term Incentive Plan, dated October 26, 2011 (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on November 1, 2011).

10.23*

Form of Bluegreen Corporation 2011 Long Term Incentive Plan Award Agreement, dated October 26, 2011 (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on November 1, 2011).

10.24

Loan and Security Agreement, dated April 16, 2007 among Bluegreen/Big Cedar Vacations, LLC as borrower and General Electric Capital Corporation as Lender (incorporated by reference to Exhibit 10.87 to Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.25

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

10.27 *

Employment Letter Agreement, dated April 25, 2007, by and between Bluegreen Corporation and David L. Pontius (incorporated by reference to Exhibit 10.150 to Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.28*

Employment Agreement between Daniel C. Koscher and Bluegreen Corporation dated May 22, 2002 (incorporated by reference to Exhibit 10.126 to Annual Report on Form 10-K for the year ended March 31, 2002).

10.29

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

10.30

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

10.31

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

10.32

Fifth Amendment to Loan Agreement and Other Loan Documents, dated April 16. 2010, by and among Bluegreen Corporation and subsidiaries named Herein as borrower and guarantor and H4BG, L.P., as lender and as assignee of RFC Construction Funding, LLC (incorporated by reference to Exhibit 10.200 to Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.33

Loan Agreement dated February 10, 2003, between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.155 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.34

Modification Agreement (AD&C Loan Agreement) dated September 10, 2003, between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.164 to Annual Report on Form 10-K for the year ended December 31, 2003).

10.35

Revolving Promissory Note (AD&C Loan) dated February 10, 2003, between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.156 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.36

Amendment No. 1 to Revolving Promissory Note (AD&C Loan) dated as of September 10, 2003 between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.157 to Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.37

Amendment No. 2 to Revolving Promissory Note (AD&C Loan) dated as of September 15, 2004 between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.167 to Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.38

Third Modification Agreement (AD&C Loan) dated February 15, 2006, between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.175 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.39

Fourth Modification Agreement (AD&C Loan) dated July 1, 2009, between Bluegreen Vacations Unlimited, Inc., Bluegreen Nevada, LLC, Bluegreen Corporation and GMAC Commercial Finance, LLC (incorporated by reference to Exhibit 10.106 to Quarterly Report on Form 10-Q for the period ended June 30, 2009).

10.40

Master Acquisition, Development and Construction Facility Loan and Security Agreement dated April 17, 2008, between Textron Financial Corporation as Lender, Bluegreen Vacations Unlimited, Inc. as Borrower and Bluegreen Corporation as Guarantor (incorporated by reference to Exhibit 10.194 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.41

First Amendment to Master Acquisition, Development and Construction Facility Loan and Security Agreement dated October 28, 2009, between Textron Financial Corporation as Lender, Bluegreen Vacations Unlimited, Inc. as Borrower and Bluegreen Corporation as Guarantor (incorporated by reference to Exhibit 10.100 to Quarterly Report on Form 10-Q for the period ended September 30, 2009).

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

10.43

Loan and Security Agreement dated February 10, 2003, between Bluegreen Corporation, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to Exhibit 10.157 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.44

Modification Agreement (Receivables Loan and Security Agreement) dated September 10, 2003, between Bluegreen Corporation, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to Exhibit 10.168 to Annual Report on Form 10-K for the year ended December 31, 2003).

10.45

Second Modification Agreement (Receivables Loan and Security Agreement) dated September 15, 2004, between Bluegreen Corporation, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to Exhibit 10.169 to Annual Report on Form 10-K for the year ended December 31, 2004.)

10.46

Third Modification Agreement (Receivables Loan and Security Agreement) dated February 15, 2006 between Bluegreen Vacations Unlimited, Inc. and Residential Funding Corporation (incorporated by reference to Exhibit 10.176 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.47

Revolving Promissory Note (Receivables Loan) dated February 10, 2003, between Bluegreen Corporation, Residential Funding Corporation, Bluegreen Vacations Unlimited, Inc. and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to Exhibit 10.158 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.48

Amendment No. 1 to Revolving Promissory Note (Receivables Loan) dated as of September 10, 2003 between Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., Bluegreen/Big Cedar Vacations, LLC and Residential Funding Corporation (incorporated by reference to Exhibit 10.160 to Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.49

Sale and Servicing Agreement among BXG Receivables Owner Trust 2004-A, Bluegreen Receivables Finance Corporation VII, the Registrant, Concord Servicing Corporation, Vacation Trust, Inc., U.S. Bank National Association and General Electric Capital Corporation, dated as of August 3, 2004 (incorporated by reference to exhibit 10.106 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.50

Indenture between BXG Receivables Owner Trust 2004-A and U.S. Bank National Association, dated as of August 3, 2004 (incorporated by reference to exhibit 10.108 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.51

BXG Receivables Owner Trust 2004-A Definitions Annex, Definitions and Interpretations, dated as of August 3, 2004 (incorporated by reference to exhibit 10.109 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.52

Indenture between BXG Receivables Owner Trust 2004-B, the Registrant, Vacation Trust, Inc., Concord Servicing Corporation and U.S. Bank National Association, dated as of June 15, 2004(incorporated by reference to exhibit 10.130 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.53

Sale Agreement by and among Bluegreen Receivables Finance Corporation VIII and BXG Receivables Note Trust 2004-B, dated as of June 15, 2004 (incorporated by reference to exhibit 10.133 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.54

Standard Definitions to Indenture between BXG Receivables Owner Trust 2004-B, the Registrant, Vacation Trust, Inc., Concord Servicing Corporation and U.S. Bank National Association, dated as of June 15, 2004 (incorporated by reference to exhibit 10.131 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.55

Full Guaranty dated February 10, 2003, by Bluegreen Corporation in favor of Residential Funding Corporation (incorporated by reference to Exhibit 10.159 to Transition Report on Form 10-KT for the nine months ended December 31, 2002).

10.56

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

10.59

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

10.64

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

10.67

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller, and Bluegreen Receivables Finance Corporation XII as Depositor, dated September 15, 2006 (incorporated by reference to Exhibit 10.188 to Quarterly Report on Form 10-Q for the period September 30, 2006).

10.68

Purchase and Contribution Agreement by and among Bluegreen Corporation and Bluegreen Receivables Finance Corporation XII, dated September 15, 2006 (incorporated by reference to Exhibit 10.189 to Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.70

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

10.71

Sale Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BXG Legacy 2010 LLC as Issuer dated August 1, 2010 (incorporated by reference to Exhibit 10.200 to Current Report on Form 8-K filed on September 7, 2010).

10.72	BXG Receivable Note Trust 2010-A, Standard Definitions, dated as of November 15, 2010 (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on December 21, 2010).

10.73

Indenture between BXG Receivable Note Trust 2010-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association as Indenture Trustee, Paying Agent and Custodian, dated November 15, 2010 (incorporated by reference to Exhibit 10.101 to Current Report on Form 8-K filed on December 21, 2010).

10.74

Sale Agreement by and among BRFC 2010-A LLC as Depositor and BXG Note Trust 2010-A as Issuer dated November 15, 2010 (incorporated by reference to Exhibit 10.102 to Current Report on Form 8-K filed on December 21, 2010).

10.75

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2010-A LLC as Depositor, dated November 15, 2010 (incorporated by reference to Exhibit 10.103 to Current Report on Form 8-K filed on December 21, 2010).

10.76

Purchase and Contribution Agreement by and among Bluegreen Corporation as Seller and BRFC 2010-A LLC as Depositor, dated November 15, 2010 (incorporated by reference to Exhibit 10.104 to Current Report on Form 8-K filed on December 21, 2010).

10.77	BXG Receivables Note Trust 2008-A, Standard Definitions, dated as of March 15, 2008 (incorporated by reference to Exhibit 10.195 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).

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

10.82

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

10.84

Second Amendment to Receivables Loan Agreement dated September 27, 2010, by and among Bluegreen Corporation and Liberty Bank (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on September 30, 2010).

10.85	Third Amendment to Receivables Loan Agreement by and between Bluegreen Corporation and Liberty Bank (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on March 4, 2011).

10.86

Receivables Loan Agreement by and among Bluegreen Corporation as Borrower, Liberty Bank and TD Bank, N.A. as Lenders, and Liberty Bank as Agent (incorporated by reference to Exhibit 10.101 to Current Report on Form 8-K filed on March 4, 2011).

10.87

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

10.89	Omnibus Amendment No. 4 dated as of June 30, 2009 (incorporated by reference to Exhibit 10.207 to Annual Report on Form 10-K for the year ended December 31, 2009).

10.90

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

10.94

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

10.95

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

10.97

Third Amended and Restated Note Funding Agreement dated August 1, 2010 among BXG Timeshare Trust I as Issuer, Bluegreen Corporation as Seller and Servicer, Bluegreen Timeshare Finance Corporation I as Depositor, various Purchaser Parties and Branch Banking and Trust Company as Agent (incorporated by reference to Exhibit 10.216 to Current Report on Form 8-K filed on September 7, 2010).

10.98

Fourth Amended and Restated Indenture, dated as of October 1, 2011, among BXG Timeshare Trust I, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as backup servicer, U.S. Bank National Association, as Indenture Trustee, Paying Agent, and Custodian and Branch Banking and Trust Company, as Agent (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on October 19, 2011).

10.99

Fourth Amended and Restated Indenture, Standard Definitions, dated as of October 1, 2011, among BXG Timeshare Trust I, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as backup servicer, U.S. Bank National Association, as Indenture Trustee, Paying Agent, and Custodian and Branch Banking and Trust Company, as Agent (incorporated by reference to Exhibit 10.101 to Current Report on Form 8-K filed on October 19, 2011).

10.100

Fourth Amended and Restated Note Funding Agreement, dated as of October 1, 2011, by and among BXG Timeshare Trust I, as Issuer, Bluegreen Corporation, as Seller and Servicer, Bluegreen Timeshare Finance Corporation I, as Depositor, the Purchasers Parties thereto, and Branch Banking and Trust Company, as Agent (incorporated by reference to Exhibit 10.102 to Current Report on Form 8-K filed on October 19, 2011).

10.101

Omnibus Amendment No. 9 dated as of October 1, 2011, by and among, BXG Timeshare Trust I, as Issuer, Bluegreen Timeshare Finance Corporation I, as Depositor, Bluegreen Corporation, as Servicer, Concord Servicing Corporation, as Backup Servicer, U.S. Bank National Association as Custodian and as Indenture Trustee, and Branch Banking and Trust Company, as Agent and U.S. Bank National Association, Paying Agent, and the Required Purchasers (incorporated by reference to Exhibit 10.103 to Current Report on Form 8-K filed on October 19, 2011).

10.102

Amendment No. 4 to Trust Agreement, dated as of October 1, 2011, by and among Bluegreen Timeshare Finance Corporation I, as Depositor and Residual Interest Holder, GSS Holdings, Inc., as Trust Owner, and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 10.104 to Current Report on Form 8-K filed on October 19, 2011).

10.103

Amended, Restated and Consolidated Loan Agreement, dated April 30, 2010, by and between Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A., and Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., and Bluegreen Louisiana, LLC (incorporated by reference to Exhibit 10.100 to Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.104

Amended, Restated and Consolidated Promissory Note, dated April 30, 2010 for $35,975,615 by Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., and Bluegreen Louisiana, LLC in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.101 to Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.105

Loan and Security Agreement, dated September 30, 2010, by and between National Bank of Arizona as lender and Bluegreen/Big Cedar Vacations, LLC, as borrower (incorporated by reference to Exhibit 10.100 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.106	Amendment No. 1 to Loan and Security Agreement, dated May 31, 2011, by and between National Bank of Arizona, as lender, and Bluegreen/Big Cedar Vacations, LLC, as borrower.

10.107	Guarantor Consent and Ratification and Confirmation of Guaranty Agreement, dated May 31, 2011, by Bluegreen Corporation as guarantor, in favor of National Bank of Arizona.

10.108

Promissory Note, dated September 30, 2010, for $20,000,000 by Bluegreen/Big Cedar Vacations, LLC in favor of National Bank of Arizona (incorporated by reference to Exhibit 10.101 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.109

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

10.111

Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of December 31, 2007 (incorporated by reference to Exhibit 10.301 to Annual Report on Form 10-K for the year ended December 31, 2007).

10.112

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

10.114

First Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of June 26, 2010 (incorporated by reference to Exhibit 10.103 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.115

Second Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of October 1, 2010 (incorporated by reference to Exhibit 10.104 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.116

Amended and Restated Administrative Services Agreement dated as of December 31, 2006 by and among Bluegreen/Big Cedar Vacations, LLC, Bluegreen Vacations Unlimited, Inc. and Big Cedar LLC (incorporated by reference to Exhibit 10.303 to Annual Report on Form 10-K for the year ended December 31, 2007).

10. 117

First Amendment to Amended and Restated Administrative Services Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of October 1, 2010 (incorporated by reference to Exhibit 10.107 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.118

Amended and Restated Servicing Agreement dated as of December 31, 2006 by and among Bluegreen Corporation, Bluegreen/Big Cedar Vacations, LLC and Big Cedar LLC (incorporated by reference to Exhibit 10.304 to Annual Report on Form 10-K for the year ended December 31, 2007).

10.119

Contribution Agreement dated as of June 16, 2000 by and between Bluegreen Vacations Unlimited, Inc. and Big Cedar LLC (incorporated by reference to Exhibit 10.204 to Quarterly Report on Form 10-Q for the period ended July 2, 2000).

10.120

First Amendment to Amended and Restated Servicing Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of October 1, 2010 (incorporated by reference to Exhibit 10.106 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.121

First Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of June 26, 2010 (incorporated by reference to Exhibit 10.103 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.122

Second Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of October 1, 2010 (incorporated by reference to Exhibit 10.104 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10. 123

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

10.124	BRFC – Q 2010 LLC, Standard Definitions, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.101 to Current Report on Form 8-K filed on December 29, 2010).

10.125

Purchase and Contribution Agreement by and among Bluegreen Corporation and BRFC – Q 2010 LLC, dated December 22, 2010 (incorporated by reference to Exhibit 10.102 to Current Report on Form 8-K filed on December 29, 2010).

10.126

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

10.127	BBCV Receivables – Q 2010 LLC, Standard Definitions, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.104 to Current Report on Form 8-K filed on December 29, 2010).

10.128

Purchase and Contribution Agreement by and among Bluegreen/Big Cedar Vacations, LLC and BBCV Receivables – Q 2010 LLC, dated December 22, 2010 (incorporated by reference to Exhibit 10.105 to Current Report on Form 8-K filed on December 29, 2010).

10.129

Loan and Security Agreement by and among Bluegreen Corporation, as Borrower, and CapitalSource Bank, as Agent and a Lender, dated September 20, 2011 (incorporated by reference to exhibit 10.100 to Current Report on Form 8-K filed with the SEC on September 26, 2011).

10.130	CapitalSource Bank Promissory Note, dated September 20, 2011 (incorporated by reference to exhibit 10.101 to Current Report on Form 8-K filed with the SEC on September 26, 2011).

10.131

Agreement and Plan of Merger, dated as of November 11, 2011, by and among BFC Financial Corporation, BXG Florida, LLC and Bluegreen Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on November 14, 2011).

10.132

Purchase and Sale Agreement, dated as of October 12, 2011, by and between Bluegreen Southwest One, L.P., Bluegreen Communities of Texas, L.P., Bridges Golf Private Club, Inc., The Bridges Club Management, LLC., Bluegreen Communities of Georgia, LLC., Bluegreen Golf Clubs, Inc., Jordan Lake Preserve Corporation., as Sellers, and Southstar Development Partners, Inc. as Buyer.

10.133

First Amendment to Purchase and Sale Agreement, dated as of October 31, 2011, by and between Bluegreen Southwest One, L.P., Bluegreen Communities of Texas, L.P., Bridges Golf Private Club, Inc., The Bridges Club Management, LLC., Bluegreen Communities of Georgia, LLC., Bluegreen Golf Clubs, Inc., Jordan Lake Preserve Corporation., as Sellers, and Southstar Development Partners, Inc. as Buyer.

10.134

Second Amendment to Purchase and Sale Agreement, dated as of November 14, 2011, by and between Bluegreen Southwest One, L.P., Bluegreen Communities of Texas, L.P., Bridges Golf Private Club, Inc., The Bridges Club Management, LLC., Bluegreen Communities of Georgia, LLC., Bluegreen Golf Clubs, Inc., Jordan Lake Preserve Corporation., as Sellers, and Southstar Development Partners, Inc. as Buyer.

10.135

Third Amendment to Purchase and Sale Agreement, dated as of December 1, 2011, by and between Bluegreen Southwest One, L.P., Bluegreen Communities of Texas, L.P., Bridges Golf Private Club, Inc., The Bridges Club Management, LLC., Bluegreen Communities of Georgia, LLC., Bluegreen Golf Clubs, Inc., Jordan Lake Preserve Corporation., as Sellers, and Southstar Development Partners, Inc. as Buyer.

10.136

Fourth Amendment to Purchase and Sale Agreement, dated as of December 16, 2011, by and between Bluegreen Southwest One, L.P., Bluegreen Communities of Texas, L.P., Bridges Golf Private Club, Inc., The Bridges Club Management, LLC., Bluegreen Communities of Georgia, LLC., Bluegreen Golf Clubs, Inc., Jordan Lake Preserve Corporation., as Sellers, and Southstar Development Partners, Inc. as Buyer.

10.137

Fifth Amendment to Purchase and Sale Agreement, dated as of February 17, 2012, by and between Bluegreen Southwest One, L.P., Bluegreen Communities of Texas, L.P., Bridges Golf Private Club, Inc., The Bridges Club Management, LLC., Bluegreen Communities of Georgia, LLC., Bluegreen Golf Clubs, Inc., Jordan Lake Preserve Corporation., as Sellers, and Southstar Development Partners, Inc. as Buyer.

10.138*

First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and John M. Maloney, Jr. (July 20, 2005 Grant Pursuant to the 2005 Stock Incentive Plan).

10.139*

First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and John M. Maloney, Jr. (July 19, 2006 Grant Pursuant to the 2005 Stock Incentive Plan).

10.140*

First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and John M. Maloney, Jr. (May 21, 2008 Grant Pursuant to the 2008 Stock Incentive Plan).

10.141*	First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and David Bidgood (July 20, 2005 Grant Pursuant to the 2005 Stock Incentive Plan).

10.142*	First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and David Bidgood (July 19, 2006 Grant Pursuant to the 2005 Stock Incentive Plan).

10.143*	First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and David Bidgood (May 21, 2008 Grant Pursuant to the 2008 Stock Incentive Plan).

10.144*	First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and David L. Pontius (May 21, 2008 Grant Pursuant to the 2008 Stock Incentive Plan).

10.145*	Bluegreen Corporation Bonus Agreement, dated as of November 11, 2011, between Bluegreen Corporation and John. M. Maloney, Jr.

10.146*	Bluegreen Corporation Bonus Agreement, dated as of November 11, 2011, between Bluegreen Corporation and David Bidgood.

10.147*	Bluegreen Corporation Bonus Agreement, dated as of November 11, 2011, between Bluegreen Corporation and David L. Pontius.

10.148

First Commitment Amendment to Loan Sale and Servicing Agreement, effective as of March 27, 2012, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer.

10.149	Commitment Purchase Period Terms Letter; Terms Governing Sale of Timeshare Loans, effective as of March 27, 2012, by BBCV Receivables-Q 2010 LLC as seller to Quorum Federal Credit Union as buyer.

10.150

First Commitment Amendment to Loan Sale and Servicing Agreement, effective as of March 27, 2012, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer.

10.151	Commitment Purchase Period Terms Letter; Terms Governing Sale of Timeshare Loans, effective as of March 27, 2012, by BRFC-Q 2010 LLC as seller to Quorum Federal Credit Union as buyer.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Compensation plan or arrangement

** Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability under these sections.