Form 10-Q
period 2012-03-31
BLUEGREEN CORP
filed 2012-05-15
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	______________________________ to ___________________________________________

Commission File Number:	001-09292

Bluegreen Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	03-0300793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 Conference Way North, Suite 100, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2012, there were 31,494,527 shares of the registrant’s common stock, $0.01 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2011	March 31, 2012
	(1)	(Unaudited)
ASSETS
Unrestricted cash and cash equivalents	$80,931	$59,553
Restricted cash ($38,913 and $41,810 in VIEs at December 31, 2011 and March 31, 2012, respectively)	51,125	55,624
Notes receivable, net ($375,904 and $357,473 in VIEs at December 31, 2011 and March 31, 2012, respectively)	512,517	500,762
Prepaid expenses	4,120	11,987
Other assets	47,100	45,983
Inventory	302,843	296,258
Property and equipment, net	70,112	69,630
Assets held for sale	28,625	27,750
Total assets	$1,097,373	$1,067,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$8,834	$10,084
Accrued liabilities and other	62,878	59,449
Deferred income	24,549	28,170
Deferred income taxes	15,776	19,438
Receivable-backed notes payable - recourse ($15,826 and $14,327 in VIEs at December 31, 2011 and March 31, 2012, respectively)	110,016	110,126
Receivable-backed notes payable - non-recourse (in VIEs)	369,314	348,920
Lines-of-credit and notes payable	86,817	70,733
Junior subordinated debentures	110,827	110,827
Total liabilities	$789,011	$757,747

Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 140,000 shares authorized; 31,288 shares issued December 31, 2011 and March 31, 2012	313	313
Additional paid-in capital	191,999	192,595
Retained earnings	77,018	82,668
Total Bluegreen Corporation shareholders’ equity	269,330	275,576
Non-controlling interest	39,032	34,224
Total shareholders’ equity	308,362	309,800
Total liabilities and shareholders’ equity	$1,097,373	$1,067,547

(1)

The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2012

Revenues:
Gross sales of VOI	$41,048	$49,988
Estimated uncollectible VOI notes receivable	(4,119)	(6,668)
Sales of VOIs	36,929	43,320

Fee-based sales commission revenue	10,764	12,778
Other fee-based services revenue	17,200	18,815
Interest income	24,556	21,917
Other income, net	324	343
	89,773	97,173

Costs and expenses:
Cost of VOIs sold	10,538	9,142
Cost of other resort operations	13,081	12,986
Selling, general and administrative expenses	43,944	51,067
Interest expense	14,618	11,352
	82,181	84,547

Income before non-controlling interest, provision for income taxes, and discontinued operations	7,592	12,626
Provision for income taxes	2,526	4,131
Income from continuing operations	5,066	8,495
Loss from discontinued operations, net of income taxes	(1,376)	(303)
Net income	3,690	8,192
Less: Net income attributable to non-controlling interest	1,159	2,542
Net income attributable to Bluegreen Corporation	$2,531	$5,650

Income attributable to Bluegreen Corporation per common share - Basic
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.13	$0.19
Loss per share from discontinued operations	(0.04)	(0.01)
Earnings per share attributable to Bluegreen shareholders	$0.08	$0.18

Income attributable to Bluegreen Corporation per common share - Diluted
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.12	$0.19
Loss per share from discontinued operations	(0.04)	(0.01)
Earnings per share attributable to Bluegreen shareholders	$0.08	$0.18

Weighted average number of common shares:
Basic	31,178	31,245
Diluted	32,055	31,382

Comprehensive income attributable to Bluegreen Corporation	$2,531	$5,650

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2012

Operating activities:
Net income	$3,690	$8,192
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock compensation expense	828	596
Depreciation and amortization	3,741	2,958
Estimated uncollectible notes receivable	4,069	6,706
Provision for deferred income taxes	1,667	3,662
Changes in operating assets and liabilities:
Restricted cash	3,795	(4,499)
Notes receivable	11,728	5,049
Prepaid expenses and other assets	(1,947)	(6,123)
Inventory	9,520	6,585
Accounts payable, accrued liabilities and other	(2,354)	1,431
Net cash provided by operating activities	34,737	24,557

Investing activities:
Purchases of property and equipment	(744)	(1,245)
Net cash used in investing activities	(744)	(1,245)

Financing activities:
Proceeds from borrowings collateralized by notes receivable	9,238	14,973
Payments on borrowings collateralized by notes receivable	(42,748)	(35,429)
Payments under line-of-credit facilities and notes payable	(10,667)	(16,084)
Payments of debt issuance costs	(742)	(800)
Distributions to non-controlling interest	(3,626)	(7,350)
Net cash used in financing activities	(48,545)	(44,690)
Net decrease in cash and cash equivalents	(14,552)	(21,378)
Unrestricted cash and cash equivalents at beginning of period	72,085	80,931
Unrestricted cash and cash equivalents at end of period	$57,533	$59,553

See accompanying notes to condensed consolidated financial statements

BLUEGREEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. For further information, refer to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).

Organization

We are a sales, marketing and management company, primarily focused on the vacation ownership industry. Our business has historically been conducted through two operating segments — our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”).

Our continuing operations relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed and owned by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of the 59 Bluegreen Vacation Club resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

Bluegreen Communities, which has been classified as a discontinued operation in all periods presented, markets residential homesites, the majority of which are sold directly to retail customers seeking to build a home generally in the future. Bluegreen Communities also has realty and daily-fee golf course operations. Bluegreen Communities’ historical operations also included acquiring, developing and subdividing the property comprising its residential homesites. On May 4, 2012, we sold substantially all of the assets that comprise Bluegreen Communities to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. Assets excluded from the sale included primarily Bluegreen Communities’ notes receivable portfolio. See Note 10 to our Condensed Consolidated Financial Statements for additional information.

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

The merger agreement provides for the transaction to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger. However, consummation of the merger is subject to a number of closing conditions. Certain of these conditions may not be waived, including the approval of both our and BFC’s shareholders and the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. There is no assurance that the merger will be consummated on the contemplated terms, including in the contemplated time frame, or at all.

Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate have been filed. See Note 8.

Certain of our outstanding facilities with Wells Fargo Bank, N.A. (“Wells Fargo”) and Resort Finance America LLC (“RFA”), which had an aggregate outstanding balance of approximately $14.5 million at March 31, 2012, require the prior consent of the lenders to the merger. The Wells Fargo loan ($13.6 million outstanding as of March 31, 2012) is due the earlier of June 30, 2012 or the closing of the merger. In April 2012, we obtained RFA’s consent to the merger.

If the merger is consummated, our common stock will no longer be listed for trading on the New York Stock Exchange (the “NYSE”) or registered under the Exchange Act of 1934 (the “Exchange Act”). As described above, the merger agreement requires, as a condition to the merger, that BFC’s Class A Common Stock be approved for listing on a national securities exchange at the effective time of the merger. See Note 11 for additional information.

Principles of Consolidation and Basis of Presentation

Our condensed consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, and variable interest entities (sometimes referred to herein as “VIEs”) of which we are the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations (Topic 810), and Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-today manager of its activities, and our majority voting control of its management committee. We do not consolidate our statutory business trusts formed to issue trust preferred securities as these entities represent variable interest entities in which we are not the primary beneficiary. The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions in consolidation.

As described above and further in Note 10, the operating results of Bluegreen Communities are classified as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

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

Earnings per Common Share

We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per common share, but also gives effect to all dilutive stock options and unvested restricted stock using the treasury stock method. Income from continuing operations, excluding income attributable to non-controlling interests, is used as the control number in determining whether the potential common shares are dilutive or antidilutive. No stock options were exercised during the three months ended March 31, 2011 or 2012.

The following table sets forth our computation of basic and diluted earnings per common share from continuing operations attributable to Bluegreen shareholders (in thousands, except per share data):

	For the Three Months Ended March 31,
	2011	2012
Basic and diluted earnings per common share — numerator:
Income from continuing operations	$5,066	$8,495
Less: Net income attributable to non-controlling interests	1,159	2,542
Income from continuing operations attributable to Bluegreen Corporation	$3,907	$5,953
Denominator:
Denominator for basic earnings per common share-weighted-average shares	31,178	31,245
Effect of dilutive securities:
Stock options and unvested restricted stock (1)	877	137
Denominator for diluted earnings per common share-adjusted weighted-average shares and assumed conversions	32,055	31,382

Earnings per share from continuing operations attributable to Bluegreen Corporation – Basic:	$0.13	$0.19

Earnings per share from continuing operations attributable to Bluegreen Corporation – Diluted:	$0.12	$0.19

(1)

During the three months ended March 31, 2011 and 2012, approximately 2.2 million and 1.4 million shares, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.

The following table includes changes in shareholders’ equity, including changes in equity attributable to Bluegreen shareholders and changes in equity attributable to non-controlling interests (in thousands):

		Equity Attributable to Bluegreen Shareholders

Common Shares Issued		Total	Common Stock	Additional Paid- in Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest

31,288	Balance at December 31, 2011	$308,362	$313	$191,999	$77,018	$39,032
—	Net income	8,192	—	—	5,650	2,542
—	Member distibution to non-controlling interest holder	(7,350)	—	—	—	(7,350)
—	Stock compensation	596	—	596	—	—
31,288	Balance at March 31, 2012	$309,800	$313	$192,595	$82,668	$34,224

In March 2012, the Bluegreen/Big Cedar Joint Venture, in which we own a 51% interest, made a cash distribution of its operating proceeds to us and its other member. The distribution totaled $15.0 million and was allocated between us and the other member based on our and the other member’s respective distribution percentages, resulting in a $7.7 million distribution to us and a $7.3 million distribution to the other member.

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. This guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this standard on January 1, 2012 did not have a material impact on our financial statements. See Note 6 for disclosures related to fair value measurements.

2. Notes Receivable

The table below provides additional information relative to our notes receivable and our allowance for loan losses as of December 31, 2011 and March 31, 2012 (dollars in thousands):

	As of
	December 31, 2011	March 31, 2012
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$154,020	$160,829
VOI notes receivable - securitized	459,778	433,623
	613,798	594,452
Allowance for loan losses - non-securitized	(22,739)	(22,754)
Allowance for loan losses - securitized	(83,874)	(76,150)
VOI notes receivable, net	$507,185	$495,548

Allowance as a % of gross notes receivable	17%	17%

Notes receivable secured by homesites:
Notes receivable	$5,801	$5,632
Allowance for loan losses	(469)	(418)
Homesite notes receivable, net	$5,332	$5,214

Allowance as a % of gross notes receivable	8%	7%
Total notes receivable:
Gross notes receivable	$619,599	$600,084
Allowance for loan losses	(107,082)	(99,322)
Notes receivable, net	$512,517	$500,762
Allowance as a % of gross notes receivable	17%	17%

The weighted-average interest rate on our notes receivable was 15.3% and 15.4% at December 31, 2011, and March 31, 2012, respectively. All of our VOI loans bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.4% at December 31, 2011 and March 31, 2012. The majority of our notes receivable secured by homesites bear interest at variable rates. The weighted-average interest rate charged on loans secured by homesites was 7.8% at December 31, 2011 and March 31, 2012.

Our VOI receivables are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities’ notes receivable are secured by homesites in Georgia, Texas, and Virginia.

Our notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended, and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. As of December 31, 2011 and March 31, 2012, $20.9 million and $19.9 million, respectively, of our VOI notes receivable were more than three months past due, and accordingly, consistent with our policy, were not accruing interest income.

Credit Quality for Financed Receivables and the Allowance for Credit Losses

The activity in our allowance for loan losses (including our homesite notes receivable) was as follows (dollars in thousands):

Balance, December 31, 2011	$107,082
Provision for loan losses (1)	6,706
Less: Write-offs of uncollectible receivables	(14,466)
Balance, March 31, 2012	$99,322

(1)

Includes charges totaling $1.4 million to increase the allowance for uncollectible VOI notes receivable in connection with loans generated prior to December 15, 2008, the date on which we implemented FICO® score-based credit standards.

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

The following table shows the delinquency status of our VOI notes receivable as of December 31, 2011 and March 31, 2012 (dollars in thousands):

	As of
	December 31, 2011	March 31, 2012
Current	$576,063	$563,203
31-60 days	9,038	6,085
61-90 days	7,836	5,299
Over 91 days (1)	20,861	19,865
Total	$613,798	$594,452

(1)

Includes $12.1 million and $12.2 million as of December 31, 2011 and March 31, 2012, respectively, related to VOI transactions that, as of such date, had been foreclosed but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable. These VOI notes receivable have been reflected in the allowance for loan loss.

3. Variable Interest Entities

We sell VOI notes receivable originated by Bluegreen Resorts through special purpose finance entities. These transactions are generally structured as non-recourse to us, with the exception of one securitization transaction entered into in 2010 which was guaranteed by us. These transactions are generally designed to provide liquidity for us and transfer the economic risks and certain of the benefits of the notes receivable to third-parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. We service the securitized notes receivable for a fee which we believe approximates the market rate for such services.

With each securitization, we generally retain a portion of the securities. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of March 31, 2012, we were in compliance with all applicable terms and no trigger events had occurred.

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

Under the terms of certain of our timeshare note sales, we have the right to repurchase or substitute, a limited amount of defaulted mortgage notes for new notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Voluntary repurchases and substitutions by us of defaulted notes during the three months ended March 31, 2011 and 2012, were $8.1 million, and $4.9 million, respectively.

Below is the information related to the assets and liabilities of the VIEs included on our Condensed Consolidated Balance Sheets (dollars in thousands):

	As of
	December 31, 2011	March 31, 2012
Restricted cash	$38,913	$41,810
Securitized notes receivable, net	375,904	357,473
Receivable backed notes payable - non-recourse	369,314	348,920
Receivable backed notes payable - recourse	15,826	14,327

The restricted cash and the securitized notes receivable balances set forth above are restricted to satisfy obligations of the VIEs.

4. Inventory

Our VOI inventory consists of the following (dollars in thousands):

	As of
	December 31, 2011	March 31, 2012
Completed VOI units	$218,281	$207,432
Construction-in-progress	1,609	4,859
Real estate held for future development	82,953	83,967
	$302,843	$296,258

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

Interest capitalized to VOI inventory during the three months ended March 31, 2011 and 2012 was insignificant. The interest expense reflected in our Condensed Consolidated Statements of Income and Comprehensive Income is net of capitalized interest.

5. Debt

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

	As of
	December 31, 2011			March 31, 2012
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets
RFA AD&C Facility	$21,619	4.80%	$70,640	$18,089	10.00%	$69,676
H4BG Communities Facility	23,889	8.00%	21,373	20,516	8.00%	21,373
Wells Fargo Term Loan	19,858	7.17%	98,034	13,620	7.11%	93,249
Foundation Capital	12,860	8.00%	15,437	10,141	8.00%	13,755
Textron AD&C Facility	3,866	4.75%	9,653	3,850	4.75%	9,276
Fifth Third Bank Note Payable	2,909	3.30%	4,518	2,871	3.24%	4,478
Other	1,816	5.00 – 6.88%	1,705	1,646	5.00 – 6.88%	1,703
Total	$86,817		$221,360	$70,733		$213,510

Significant changes related to our lines-of-credit and notes payable during the three months ended March 31, 2012 include:

RFA AD&C Facility. This facility was used to finance the acquisition and development of certain of our resorts and currently has one outstanding project loan, which is primarily collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”). On March 30, 2012, the Club 36 Loan was amended to extend the maturity date from June 30, 2012 to December 31, 2012 and to provide, at our option and subject to the payment of certain additional fees and provisions, the ability to further extend the maturity of up to approximately $9.1 million until June 30, 2013. The amendment also increased the interest rate under the Club 36 Loan from LIBOR plus 4.5% to a fixed rate of 10%.

During the three months ended March 31, 2012, we repaid $3.5 million of the outstanding balance under this facility.

H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) and golf courses at several Bluegreen Communities projects. During the three months ended March 31, 2012, we repaid $3.4 million of the outstanding balance under this facility.

In connection with the closing of the sales transaction with Southstar on May 4, 2012, the entire amount of the H4BG facility was repaid, along with a $2.0 million deferred fee.

Wells Fargo Term Loan. In February 2012, the facility was amended to extend the maturity date to June 30, 2012, with four $4.5 million minimum installments to be paid monthly starting March 2012. If the proposed merger with BFC should close prior to the scheduled maturity, all amounts outstanding under the Wells Fargo Term Loan shall be due and payable. During the three months ended March 31, 2012, we repaid $6.2 million of the outstanding balance under this facility.

Foundation Capital. During the three months ended March 31, 2012, we repaid $2.7 million of the outstanding balance under this facility.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows on the dates indicated (dollars in thousands):

	As of
	December 31, 2011			March 31, 2012
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Recourse receivable-backed notes payable:
2008 Liberty Bank Facility	$49,742	6.50%	$60,708	$46,152	6.50%	$56,942
2011 Liberty Bank Facility	10,858	6.50%	13,367	10,363	6.50%	12,601
GE Bluegreen/Big Cedar Receivables Facility	15,551	2.05%	24,512	13,345	1.99%	23,101
Legacy Securitization (1)	17,623	12.00%	25,899	15,953	12.00%	24,111
NBA Receivables Facility	16,758	6.75%	23,064	14,889	6.75%	21,384
CapitalSource Facility	—	—	—	10,192	6.50%	12,916
RFA Receivables Facility	1,281	4.30%	2,866	858	4.24%	2,492
Total before discount	111,813		150,416	111,752		153,547
Less unamortized discount on Legacy Securitization	(1,797)		—	(1,626)		—
Total	$110,016		$150,416	$110,126		$153,547

Non-recourse receivable-backed notes payable:

BB&T Purchase Facility	$28,810	4.75%	$42,075	$27,336	4.75%	$40,029
GE 2004 Facility (2)	8,144	7.16%	9,301	7,681	7.16%	8,803
2004 Term Securitization (2)	11,307	5.27%	11,693	9,624	5.27%	9,820
2005 Term Securitization (2)	39,591	5.98%	44,277	36,060	5.98%	39,953
GE 2006 Facility (2)	41,275	7.35%	47,015	39,357	7.35%	44,589
2006 Term Securitization (2)	40,194	6.16%	44,128	37,160	6.16%	40,862
2007 Term Securitization (2)	78,062	7.32%	89,502	73,010	7.32%	83,305
2008 Term Securitization (2)	30,148	7.88%	34,699	28,151	7.88%	32,407
2010 Term Securitization (2)	84,275	5.54%	102,014	79,509	5.54%	96,460
Quorum Purchase Facility	7,508	8.00%	9,175	11,032	6.50 - 8.00%	13,284
Total	$369,314		$433,879	$348,920		$409,512
Total receivable-backed debt	$479,330		$584,295	$459,046		$563,059

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.
(2)	These receivable-backed notes payable are included in the Other Receivable-Backed Notes Payable section below.

Significant changes related to our receivable-backed notes payable facilities during the three months ended March 31, 2012 include:

2008 Liberty Bank Facility. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. During the three months ended March 31, 2012, we repaid $3.6 million on the facility.

2011 Liberty Bank Facility. The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($33.8 million as of March 31, 2012), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of March 31, 2012). During the three months ended March 31, 2012, we received cash proceeds of $0.4 million in order to adjust our outstanding balance to be consistent with previously pledged collateral. We also repaid $0.9 million on the facility during the period.

NBA Receivables Facility. Bluegreen/Big Cedar Joint Venture has an outstanding timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with the facility. The advance period under the facility has expired and $9.9 million of the amount outstanding as of March 31, 2012 matures on September 30, 2017, and $5.0 million matures on October 31, 2018. During the three months ended March 31, 2012, we repaid $1.9 million on the facility.

BB&T Purchase Facility. We have a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”)(the “BB&T Purchase Facility”) which allows for maximum outstanding borrowings of $50.0 million and has a revolving advance period through December 17, 2012. During the three months ended March 31, 2012, we repaid $1.5 million on the facility.

In April 2012, we pledged $6.6 million of VOI notes receivable to this facility and received cash proceeds of $4.5 million.

Quorum Purchase Facility. On March 1, 2012, we amended and expanded an existing timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the amended facility and subject to certain conditions precedent, Quorum agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $25.0 million purchase price on a revolving basis through March 31, 2013. The amended terms of the Quorum Purchase Facility reflect an 83% advance rate and a program fee rate of 6.5% per annum. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payment of customary fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

During the three months ended March 31, 2012, we pledged $4.8 million of VOI notes receivable to this facility and received cash proceeds of $4.0 million. We also repaid $0.4 million on the facility.

CapitalSource Facility. We have a $30.0 million revolving timeshare receivables hypothecation facility (“the CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the Facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. During the three months ended March 31, 2012, we pledged $13.2 million of VOI notes receivable to this facility and received cash proceeds of $10.6 million. We also repaid $0.4 million on the facility during the period.

Other Receivable-Backed Notes Payable. In addition to the above described facilities, during the three months ended March 31, 2012, we repaid $26.7 million of our other receivable-backed notes payable.

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

The interest rate on the securities issued by Bluegreen Statutory Trust (“BST”) I is equal to the 3-month LIBOR plus 4.90% (5.37% as of March 31, 2012). The interest rate on the securities issued by BST II, III, IV and V is equal to the 3-month LIBOR plus 4.85% (5.32% as of March 31, 2012). In May 2012, the interest rate on the securities issued by BST VI contractually changed from a fixed rate of 9.84% to a variable rate equal to the 3-months LIBOR + 4.80%.

As of March 31, 2012, we were in compliance with all applicable debt covenants under our debt instruments.

6. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3: Unobservable inputs for the asset or liability

Recurring Fair Value Measurements

We do not have any assets or liabilities that are recorded at fair value on a recurring basis.

Nonrecurring Fair Value Measurements

Long-Lived Assets Held for Sale
The fair value of assets held for sale as of March 31, 2012 of $27.8 million was estimated based on the selling price per the Purchase and Sale Agreement with Southstar, less estimated selling costs (Level 3 inputs).

The carrying amounts and estimated fair values of our financial instruments which are not measured at fair value on our condensed consolidated financial statements, are as follows (dollars in thousands):

	As of December 31, 2011		As of March 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes receivable, net	$512,517	$558,000	$500,762	$542,000
Lines-of-credit, notes payable, and receivable-backed notes payable	566,147	554,000	529,779	513,000
Junior subordinated debentures	110,827	53,000	110,827	58,000

Notes receivable. The fair value of our notes receivable is estimated using Level 3 inputs and are based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in our Condensed Consolidated Balance Sheets approximate fair value for indebtedness that provides for variable interest rates. The fair value of our fixed-rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure these obligations.

Junior subordinated debentures. The fair values of our junior subordinated debentures are estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

7. Common Stock and Stock Option Plans

Share-Based Compensation

There were no grants of stock-based awards during the three months ended March 31, 2011 or 2012.

Total stock-based compensation expense, including amounts payable under liability awards for non-employee directors and employees, during the three months ended March 31, 2011 and 2012 was $0.8 million and $0.7 million, respectively. The following table sets forth certain information related to our unrecognized compensation for our stock-based awards as of March 31, 2012:

	Weighted Average Remaining Recognition	Unrecognized Compensation
	(In years)	(In 000’s)

Stock Option Awards	0.9	$202
Restricted Stock Awards	0.8	$1,885	(1)

(1)

Includes unrecognized compensation related to restricted shares that were modified to liability awards, as such expense will continue to be recognized over the remaining service period of the liability award.

The activity related to stock options during the three months ended March 31, 2012 was as follows:

	Outstanding Options (In 000’s)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable (In 000’s)	Aggregate Intrinsic Value
Balance at December 31, 2011	1,505	$9.03	1,163	$5,546
Granted	—	$—
Forfeited	—	$—

Expired	—	$—

Exercised	—	$—
Balance at March 31, 2012	1,505	$9.03	1,163	$459,870

No stock options were exercised during the three months ended March 31, 2011 and 2012.

The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at March 31, 2012 (grouped by range of exercise prices) were:

	Number of Options (In 000’s )	Number of Vested Options (In 000’s )	Weighted- Average Remaining Contractual Term (In years )	Weighted- Average Exercise Price	Weigted- Average Exercise Price (Vested Only)
$2.75 - $3.00	93	93	7.3	$2.75	$2.75
$3.01 - $4.52	373	373	0.5	$3.46	$3.46
$4.53 - $10.20	405	163	3.8	$7.31	$5.92
$10.21 - $18.36	634	534	4.0	$14.33	$14.76
	1,505	1,163	3.3	$9.03	$8.95

The activity related to unvested restricted stock awards during the three months ended March 31, 2012 was as follows:

Non-vested Restricted Shares	Number of Shares (In 000’s )	Weighted-Average Grant-Date Fair Value per Share
Unvested at December 31, 2011	250	$8.47
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2012	250	$8.47

8. Contingencies

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or other resort operations. We are also subject to matters relating to Bluegreen Communities’ business, which we now report as discontinued operations. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise. Unless otherwise described below, we believe that these claims are routine proceedings incidental to our business.

Reserves are accrued for matters in which we believe it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of March 31, 2012 we had accrued $2.8 million for matters which we believe meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims. Management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur. In certain matters, we are unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported their claim.

For those matters in which we believe a loss is probable, we believe that the aggregate liability in excess of the aggregate amount accrued will not have a material impact on our financial statements.

Bluegreen Corporation

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to our proposed merger with BFC were filed against Bluegreen, the members of Bluegreen’s board of directors, BFC and BFC’s subsidiary, BXG Florida, LLC. As described below, four of these lawsuits have been consolidated into a single action in Florida. The other three lawsuits, which were filed in Massachusetts, have been stayed. The lawsuits seek to enjoin the merger or, if it is completed, to recover relief as determined by the applicable presiding court to be appropriate. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits have been consolidated into an action styled In Re Bluegreen Corporation Shareholder Litigation. On April 9, 2012, the plaintiffs filed a consolidated amended class action complaint which alleges that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of Bluegreen’s minority shareholders. In the complaint, the plaintiffs also allege that BFC breached its fiduciary duties to Bluegreen’s minority shareholders and that BXG Florida, LLC aided and abetted the alleged breaches of fiduciary duties by Bluegreen’s directors and BFC. In addition, the complaint includes allegations relating to claimed violations of Massachusetts law. The complaint seeks declaratory and injunctive relief, along with damages and attorneys’ fees and costs.

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

Bluegreen Resorts

In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference. By letter dated May 25, 2011, the State of Tennessee Department of Revenue issued a decision in which it held that two of the three types of transactions in question were taxable. The State of Tennessee Department of Revenue confirmed that we had already remitted the proper amount of sales tax due on one of the two types of taxable transactions, but has taken the position that we owed a total of $0.7 million in taxes and interest based on the second type of transaction. On August 1, 2011 we filed suit in the Chancery Court of Davidson County, Tennessee for the purpose of invalidating and setting aside the tax assessment made against us by the State of Tennessee Department of Revenue. Discovery matters relative to the litigation are ongoing.

The Office of the Attorney General for the State of Florida (the “AGSF”) advised us that it had accumulated a number of consumer complaints since 2004 related to timeshare sales and marketing, and requested that we propose a resolution on a collective basis of any outstanding complaints. The AGSF also requested that we enter into a written agreement. We have reached an agreement in principle with the AGSF which, subject to execution of documentation, establishes a process and timeframe for determining consumer eligibility for relief (including, where applicable, monetary restitution). We have determined that many of the identified complaints were previously addressed and/or resolved. We are cooperating with the State and do not believe this matter will have a material effect on our results of operations, financial condition or on our sales and marketing activities in Florida.

Bluegreen Communities

The matters described below relate to Bluegreen Communities’ business, which is reported as a discontinued operation and was subsequently sold to Southstar on May 4, 2012. However, as the sale of substantially all of the assets of Bluegreen Communities (as further described in Note 10) was structured as an asset sale and Southstar did not assume the liabilities related to the matters described below, these matters were retained by us.

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010, the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. On August 26, 2011, the Texas Supreme Court issued its opinion 20 affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the Plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest’s inaction in not leasing the mineral rights was not, by itself, a breach of a duty. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling. Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. The parties are exploring mediation as a means to resolve the outstanding issues. Southwest intends to vigorously defend itself against these allegations.

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

In April 2012, we received notice from the Internal Revenue Service that our Income Tax Returns for the years ended December 31, 2004, 2005, and 2009 were selected for audit. We intend to comply with any information requests related to this examination.

In April 2012, we received notice from the Florida Department of Revenue that our Income Tax Returns for the years ended December 31, 2007 through 2010 were selected for audit. We intend to comply with any information requests related to this examination.

In April 2012, we received notice from the New Jersey Division of Taxation that our Corporation Business Tax Returns for the years ended December 31, 2007 through 2010 were selected for audit. The audit field work has not yet been scheduled. While there is no assurance as to the results of the audits referred to above, we do not currently anticipate any material adjustments in connection with these examinations.

In March 2012, we received notice from the Minnesota Department of Revenue that Bluegreen Resorts Management Inc.’s Franchise Tax Returns for the years ended December 31, 2007 through 2010 were selected for audit. In March 2012, we received additional correspondence that the audit was officially closed with no adjustments.

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

In April 2011, we received notice from the Indiana Department of Revenue that our Income Tax Returns for the years ended December 31, 2007 through 2009 were selected for audit. The field work for this audit was completed in June 2011. In April 2012, we received official notification that the audit was closed with no adjustments to taxes owed.

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

In May 2009, we received a notice from the North Carolina Department of Revenue informing us of its proposal to assess us for taxes, interest, and penalties related to our corporate income tax returns for fiscal years 2004 through 2006. In March 2010, we paid interest totaling $0.1 million and received a notice from the North Carolina Department of Revenue that the tax years 2004, 2005 and 2006 were now closed. In August 2011, we received an additional notice from the North Carolina Department of Revenue that our Income/Franchise Tax Returns for the years ended December 31, 2007 through 2009 were selected for audit. The field work for this audit was completed in October 2011.

As of March 31, 2012, we did not have any significant amounts accrued for interest and penalties, and we had no significant amounts recorded for uncertain tax positions.

10. Discontinued Operations

On October 12, 2011, we entered into a Purchase and Sale Agreement with Southstar, which, as amended, provided for the sale to Southstar of substantially all of the assets that comprise our Bluegreen Communities business for a purchase price of $29.0 million in cash. Assets excluded from the sale primarily include Bluegreen Communities’ notes receivable portfolio and Bluegreen or Bluegreen Communities subsidiaries will generally remain responsible for commitments and liabilities relating to previously completed developments and assets not sold to Southstar. Additionally, Southstar agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. As the transaction is an asset sale, liabilities not assumed by Southstar under the agreement and liabilities related to Bluegreen Communities’ operations prior to the closing of the transaction are retained by us. The sale transaction closed on May 4, 2012.

Bluegreen Communities segment is reported as a discontinued operation and the majority of Bluegreen Communities assets are classified as “assets held for sale” in all periods presented. The assets held for sale primarily consist of Bluegreen Communities’ real estate assets valued on our books at $28.6 million and $27.8 million as of December 31, 2011 and March 31, 2012, respectively. The fair value as of March 31, 2012 of Bluegreen Communities’ assets held for sale was derived based on the sale price under the Purchase and Sale Agreement, as amended, (Level 3) discussed above, less estimated costs to sell.

Below are the results of discontinued operations for the three months ended March 31, 2011 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,
	2011	2012

Revenues of discontinued operations	$4,414	$2,798
Cost of discontinued operations	(5,889)	(2,664)
Loss on assets held for sale	—	(264)
Interest expense	(760)	(642)
Loss from discontinued operations before benefit for income taxes	(2,235)	(772)
Benefit for income taxes	859	469
Loss from discontinued operations, net	$(1,376)	$(303)

Also included in results of discontinued operations in each of the periods presented is interest expense primarily on the H4BG Communities Facility ($20.5 million as of March 31, 2012) as certain of the assets classified as held for sale serve as collateral under this facility. Under the terms of the facility, the entire amount of the debt outstanding under the facility and a $2.0 million deferred fee, was repaid upon the sale of the respective assets on May 4, 2012.

11. Related Party Transactions

BFC beneficially owns approximately 54% of our common stock. In addition, Alan B. Levan and John E. Abdo, our Chairman and Vice Chairman, respectively, serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively, and may be deemed to control BFC by virtue of their ownership interest in BFC’s common stock. As described above, we entered into a definitive merger agreement with BFC on November 11, 2011, pursuant to which, upon consummation of the merger contemplated by the agreement and subject to the terms and conditions thereof, we will become a wholly owned subsidiary of BFC. Under the terms of the merger agreement, holders of our common stock (other than BFC) will be entitled to receive, in exchange for each share of our common stock that they hold at the effective time of the merger, eight shares of BFC’s Class A Common Stock (subject to adjustment in connection with the reverse stock split expected to be effected by BFC immediately prior to the consummation of the merger). See Note 1 for additional information regarding the proposed merger.

We paid BFC or its affiliated entities approximately $0.2 million and $0.3 million during each of the three months ended March 31, 2011 and 2012, for management advisory, risk management, administrative and other services. In addition, in connection with our agreement with BFC to reimburse BFC for fees related to certain procedures performed by BFC’s independent registered public accounting firm at our company, we reimbursed BFC approximately $0.2 million during the three months ended March 31, 2012. No such reimbursement was made during the three months ended March 31, 2011. As of March 31, 2012, we had accrued approximately $0.4 million for the services described above.

BFC holds a significant investment in Benihana, and Alan B. Levan and John E. Abdo serve on Benihana’s Board of Directors. In 2009, we entered into a land lease with Benihana, which constructed and operates a restaurant at one of our resort properties. Under the terms of the lease, we received payments from Benihana of less than $0.1 million during the three months ended March 31, 2011 and 2012.

J. Larry Rutherford, who served as a member of our Board of Directors until April 30, 2011, is the President and Chief Executive Officer of Southstar. As described above, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar on May 4, 2012. See Note 10 for additional information regarding this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making the following statements to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe,” “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products and services, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factors section of such filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, as the plans, estimates and expectations reflected herein may not be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. We caution you that the important factors set forth below and elsewhere in this Quarterly Report and our other SEC filings, including our Annual Report, in some cases have affected, and in the future could affect, our actual results and could cause them to differ materially from those expressed in any forward-looking statements.

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

•	Our future success depends on our ability to market our products and services successfully and efficiently.

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

•	The resale market for VOIs could adversely affect our business.

•	We are subject to the risks of the real estate market and the risks associated with real estate development, including the decline in real estate values and the deterioration of real estate sales.

•	Claims for development-related defects could adversely affect our financial condition and operating results.

•	Our proposed merger with BFC may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the merger.

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

•	The loss of the services of our key management and personnel could adversely affect our business.

•	BFC holds a majority of our outstanding common stock, which may adversely affect the market price of our common stock.

Executive Overview

We are a sales, marketing and management company, primarily focused on the vacation ownership industry. Our business has historically been conducted through two operating segments – our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”).

Our continuing operations relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of the 59 Bluegreen Vacation Club resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

Bluegreen Communities, which has been classified as a discontinued operation in all periods presented, markets residential homesites, the majority of which are sold directly to retail customers seeking to build a home generally in the future. Bluegreen Communities also has realty and daily-fee golf course operations. Bluegreen Communities’ historical operations also included acquiring, developing and subdividing the property comprising its residential homesites. On May 4, 2012, we sold substantially all of the assets that comprise Bluegreen Communities to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement. Assets excluded from the sale included primarily Bluegreen Communities’ notes receivable portfolio. See Note 10 to our Condensed Consolidated Financial Statements for additional information.

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

The merger agreement provides for the transaction to be consummated by June 30, 2012, subject to extension to a date no later than September 30, 2012 in the event the parties are proceeding in good faith with respect to the consummation of the merger. However, consummation of the merger is subject to a number of closing conditions. Certain of these conditions may not be waived, including the approval of both our and BFC’s shareholders and the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. There is no assurance that the merger will be consummated on the contemplated terms, including in the contemplated time frame, or at all.

Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate have been filed. See Note 8 to the Condensed Consolidated Financial Statements.

Certain of our outstanding facilities with Wells Fargo and RFA, which had an aggregate outstanding balance of approximately $14.5 million at March 31, 2012, require the prior consent of the lenders to the merger. The Wells Fargo loan ($13.6 million outstanding as of March 31, 2012) is due the earlier of June 30, 2012 or the closing of the merger. In April of 2012, we obtained RFA’s consent to the merger.

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

Bluegreen Resorts’ results for the three months ended March 31, 2012 reflect our continued focus on our fee-based service business and our efforts to achieve selling and marketing efficiencies.

During the three months ended March 31, 2012:

•

We generated “free cash flow” (cash flow from operating and investing activities) of $23.3 million compared to $34.0 million during the three months ended March 31, 2011. The decrease in cash from operating activities during the first quarter of 2012 compared to the same period in 2011 reflects $2.9 million higher VOI construction and development spending at our Bluegreen/Big Cedar Joint Venture and lower cash received from notes receivable due to the decreasing balance of the portfolio. Additionally, cash from operating activities in the first quarter of 2011 benefited from an income tax refund of approximately $2.5 million.

•	We earned income from continuing operations of $8.5 million compared to $5.1 million during the three months ended March 31, 2011.

•	VOI system-wide sales, which include sales of third-party inventory, were $74.7 million compared to $58.5 million during the three months ended March 31, 2011.

•

We sold $19.7 million of third-party inventory and earned sales and marketing commissions of $12.8 million. Including our resort management, title services, construction management and other fee-based operations, our total fee-based service revenues were $31.6 million, a 13% increase over the same period in 2011.

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

During the three months ended March 31, 2011 and 2012, we sold $16.9 million and $19.7 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $10.8 million and $12.8 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $1.2 million and $2.3 million in pre-tax profits by providing sales and marketing fee-based services during the three months ended March 31, 2011 and 2012, respectively.

Additionally, consistent with initiatives seeking to improve our liquidity, we continued to seek cash sales and larger customer down payments on financed sales. During the three months ended March 31, 2012, 58% of our VOI sales were paid in cash in full within approximately 30 days from the contract date. Refer to Liquidity and Capital Resources section below for additional information.

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

The allowance for loan losses as of December 31, 2011 and March 31, 2012 was as follows (dollars in thousands):

	As of
	December 31, 2011	March 31, 2012
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$154,020	$160,829
VOI notes receivable - securitized	459,778	433,623
	613,798	594,452
Allowance for loan losses - non-securitized	(22,739)	(22,754)
Allowance for loan losses - securitized	(83,874)	(76,150)
VOI notes receivable, net	$507,185	$495,548

Allowance as a % of gross notes receivable	17%	17%

Notes receivable secured by homesites:
Notes receivable	$5,801	$5,632
Allowance for loan losses	(469)	(418)
Homesite notes receivable, net	$5,332	$5,214

Allowance as a % of gross notes receivable	8%	7%
Total notes receivable:
Gross notes receivable	$619,599	$600,084
Allowance for loan losses	(107,082)	(99,322)
Notes receivable, net	$512,517	$500,762
Allowance as a % of gross notes receivable	17%	17%

The activity in our allowance for uncollectible notes receivable for the three months ended March 31, 2012 was as follows (in thousands):

Balance, December 31, 2011	$107,082
Provision for loan losses (1)	6,706
Less: Write-offs of uncollectible receivables	(14,466)
Balance, March 31, 2012	$99,322

(1)	Includes provision for loan losses on notes receivable generated in connection with the sales of homesites.

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

The average annual default rates and delinquency rates (more than 30 days past due) on our notes receivable were as follows:

Average Annual Default Rates	For the 12 Month Period Ended March 31,
Division	2011		2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	12.2%		10.3%
Loans originated on or after December 15, 2008(1)	6.3	%(2)	6.2	%(2)
Notes receivable secured by homesites	5.6%		13.6%

Delinquency Rates (3)	As of
Division	December 31, 2011	March 31, 2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	4.9%	3.9%
Loans originated on or after December 15, 2008(1)	3.0%	2.3%
Notes receivable secured by homesites	3.1%	1.8%

(1)	On December 15, 2008, we implemented our FICO® score-based credit underwriting program.

(2)	Reflects, in management’s opinion, the benefits of our FICO® score-based credit underwriting standards as well as our policy that loans are not defaulted until after 120 days past due.

(3)	The percentage of our notes receivable portfolio that was over 30 days past due as of the dates indicated.

Substantially all defaulted VOI notes receivable result in a recovery of the related VOI that secured the note receivable, typically soon after default and at a nominal cost. We then attempt to resell the recovered VOI in the normal course of business.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for loan losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted. For a more detailed discussion of these critical accounting policies, see Critical Accounting Policies and Estimates in our Annual Report.

Recent Accounting Pronouncements

Refer to Note 1 to our Condensed Consolidated Financial Statements for a description of accounting pronouncements adopted during the three months ended March 31, 2012.

Results of Operations

As described above and elsewhere in this report, the operating results of Bluegreen Communities, our residential communities business segment, have been classified as a discontinued operation. On May 4, 2012 we sold substantially all of the assets of Bluegreen Communities to Southstar as further described in Note 10 to Condensed Consolidated Financial Statements.

Information regarding the results of operations for Bluegreen Resorts for the three months ended March 31, 2011 and 2012 is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2011		2012
	Amount	% of System- wide sales of VOIs, net	Amount	% of System-wide sales of VOIs, net
System-wide sales of VOIs (1)	$58,474		$74,713
Changes in sales deferred under timeshare accounting rules	(516)		(5,003)
System-wide sales of VOIs, net	57,958	100%	69,710	100%
Less: Sales of third-party VOIs	(16,910)	(29)	(19,722)	(28)
Gross sales of VOIs	41,048	71	49,988	72
Estimated uncollectible VOI notes receivable (2)	(4,119)	(10)	(6,668)	(13)
Sales of VOIs	36,929	64	43,320	62
Cost of VOIs sold (3)	(10,538)	(29)	(9,142)	(21)
Gross profit (3)	26,391	71	34,178	79
Fee-based sales commission revenue	10,764	19	12,778	18
Other fee-based services revenue	17,200	30	18,815	27
Cost of other fee-based services	(8,939)	(15)	(9,594)	(14)
Net carrying cost of VOI inventory	(4,142)	(7)	(3,392)	(5)
Selling and marketing expenses	(28,529)	(49)	(32,656)	(47)
Field general and administrative expenses (4)	(4,186)	(7)	(4,475)	(6)
Operating profit	$8,559	15%	$15,654	22%

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted in the same manner as the sale of our VOI inventory.

(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs.

(3)	Percentages for cost of VOIs sold and gross profit are calculated based on sales of VOIs.

(4)

General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses totaled $10.4 million, and $13.3 million for the three months ended March 31, 2011 and 2012, respectively. (See Corporate General and Administrative Expenses below for further discussion).

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of Bluegreen-owned VOIs as well as sales of VOIs owned by third parties. The sales of third-party VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process we use to sell our VOI inventory. We earn commissions on such sales from third parties. System-wide sales of VOIs increased from $58.5 million during the three months ended March 31, 2011 to $74.7 million during the three months ended March 31, 2012 as a result of an increase in the number of sales transactions, partly offset by lower average sales price per transaction. The number of sales transactions increased due to higher volume of marketing tours from various marketing initiatives including targeted campaigns to owners as well as increased tours from our alliance marketing programs. Additionally, our sales further benefited from improved sale-to-tour conversion. During the first quarter of 2012 our sale-to-tour conversion ratio was 18.1% compared to 15.1% in the same quarter of 2011.

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third parties for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended March 31,
	2011	2012

Number of sales offices at period-end	20	21
Number of Bluegreen VOI sales transactions	3,522	5,013
Number of sales made on behalf of third parties for a fee	1,366	1,579
Total number of VOI sales transactions	4,888	6,592
Average sales price per transaction	$12,106	$11,549
Number of total prospects tours	32,284	36,470
Sale-to-tour conversion ratio– total prospects	15.1%	18.1%
Number of new prospects tours	17,800	19,456
Sale-to-tour conversion ratio– new prospects	11.4%	13.1%
Percentage of sales to owners	59.3%	60.1%

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $41.0 million and $50.0 million during the three months ended March 31, 2011 and 2012, respectively. Sales of VOIs owned by us increased during 2012 due to the overall increase in the system-wide sales of VOIs, as further described above.

Gross sales of VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During the three months ended March 31, 2011 and 2012, due to the timing of revenue recognition, we realized a net deferral of approximately $0.5 million and $5.0 million of sales, respectively.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, as reduced by the impact of estimated uncollectible VOI notes receivable as further described below. Sales of VOIs were $36.9 million during the three months ended March 31, 2011 compared to $43.3 million during the three months ended March 31, 2012.

VOI revenue is reduced by our estimate of future uncollectible VOI notes receivable. During the three months ended March 31, 2011 and 2012, we reduced revenue by $4.1 million and $6.7 million, respectively, for the estimated future uncollectibles on our loans. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in our estimates of future note receivable performance for existing and newly originated loans. In connection with our quarterly analysis of our loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, we may identify factors or trends that change our estimate of future loan performance and result in a change in our allowance for loan losses. Our estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 10% and 13% during the three months ended March 31, 2011 and 2012, respectively. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from our estimates.

Cost of VOIs Sold. Cost of VOIs sold is the cost of Bluegreen VOIs sold during the period and relieved from inventory. During the three months ended March 31, 2011 and 2012, cost of VOIs sold was $10.5 million and $9.1 million, respectively, and represented 29% and 21%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period. Additionally, changes in assumptions, including estimated project sales, future defaults, upgrades and estimated incremental revenue from the resale of repossessed VOI inventory, and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners), are reflected on a prospective basis in the period the change occurs.

Fee-Based Sales Commission Revenue. We earn commissions for the sales of third-party inventory upon the closing of the respective sales transaction. During the three months ended March 31, 2011 and 2012, we sold $16.9 million and $19.7 million, respectively, of third-party inventory and earned sales and marketing commissions of $10.8 million and $12.8 million, respectively. Based on an allocation of our selling, marketing and resort general and administrative expenses to these sales, we believe we generated approximately $1.2 million and $2.3 million in pre-tax profits from these sales during the three months ended March 31, 2011 and 2012, respectively. The increase in the sales of third-party developer inventory during 2012 is due to the overall increase in the system-wide sales of VOIs further described above.

Net Carrying Cost of VOI Inventory. We are responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory, which is paid to the property owners’ associations that maintain the resorts. We attempt to mitigate this expense, to the extent possible, through the rental of our owned VOIs. Accordingly, the net carrying cost for our unsold inventory fluctuates with the number of VOIs we own and the number of resorts subject to the developer subsidy arrangements, as well as proceeds from rental and sampler activity. During the three months ended March 31, 2011 and 2012, the carrying cost of our inventory was $6.8 million and $5.9 million, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $2.7 million and $2.5 million, respectively.

Selling and Marketing Expenses. Selling and marketing expenses were $28.5 million and $32.7 million for the three months ended March 31, 2011 and 2012, respectively. As a percentage of system-wide sales, net, selling and marketing expenses decreased to 47% during the three months ended March 31, 2012 from 49% during the three months ended March 31, 2011 due to improved sale-to-tour conversion and a favorable mix of lower-cost marketing programs, including a higher percentage of sales to existing owners. Our sale-to-tour ratio increased to 18.1% during the three months ended March 31, 2012 from 15.1% during the three months ended March 31, 2011. Sales to existing owners, which carry a relatively lower marketing cost, accounted for 60.1% of system-wide sales during the three months ended March 31, 2012, as compared to 59.3% during the three months ended March 31, 2011.

Field General and Administrative Expenses. Field general and administrative expenses, which represent expenses directly attributable to our resort sales and marking operations and exclude corporate overhead, were $4.2 million and $4.5 million during the three months ended March 31, 2011 and 2012, respectively. As a percentage of system-wide sales, net, field general and administrative expenses decreased slightly to 6% during the three months ended March 31, 2012 from 7% during the three months ended March 31, 2011.

Other Fee-Based Services

Revenues and costs related to our other fee-based services were as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2012
Revenues:
Management services	$13,298	$14,841
Title operations	2,192	2,182
Other	1,710	1,792
Total other fee-based services revenue	17,200	18,815

Costs:
Management services	6,584	7,296
Title operations	566	886
Other	1,789	1,412
Total cost of other fee-based services	8,939	9,594

Profit:
Management services	6,714	7,545
Title operations	1,626	1,296
Other	(79)	380
Total other fee-based services profit	$8,261	$9,221

Other Fee-Based Services Revenue. Our other fee-based services revenue consists primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions. We provide management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of the resorts within the Bluegreen Vacation Club. In connection with our management services provided to the Bluegreen Vacation Club, we manage the club reservation system, provide services to owners, and perform billing and collections services.

Revenues generated by other fee-based services were $17.2 million and $18.8 million during the three months ended March 31, 2011 and 2012, respectively. Revenues related to other fee-based services increased in 2012 as we provided services to more VOI owners and managed more timeshare resorts on behalf of property owners’ associations. As of March 31, 2012, we managed 45 timeshare resort properties and hotels compared to 42 as of March 31, 2011.

We intend to continue to pursue our efforts to provide our management and title services to resort developers and others, on a cash-fee basis. While our efforts to do so may not be successful, we hope that this will become an increasing portion of our business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $8.9 million and $9.6 million during the three months ended March 31, 2011 and 2012, respectively. This increase in the cost during 2012 was due to the additional service volume described above.

Interest Income and Interest Expense. The following table details the sources of interest income and interest expense (in thousands):

	For the Three Months Ended March 31,
	2011	2012
Interest Income:
VOI notes receivable:
Non-securitized	$6,463	$5,886
Securitized	18,031	15,885
Other	62	146
Total interest income	24,556	21,917

Interest Expense:
Receivable-backed notes payable:
Recourse	2,679	2,291
Non-recourse	7,789	6,199
Total interest expense on receivable-backed notes payable	10,468	8,490
Other	4,150	2,862
Total interest expenses	14,618	11,352
Net interest spread	$9,938	$10,565

Interest Income. Interest income was $24.6 million and $21.9 million during the three months ended March 31, 2011 and 2012, respectively. The decrease in interest income during 2012 compared to 2011 was a result of the continued decrease in our VOI notes receivable portfolio, which in turn was due to both the maturing of the portfolio as well as our efforts to increase cash sales and collect higher down payments on those VOI sales that we do finance. We expect that our notes receivable portfolio will continue to decrease in the near term due to these factors.

Interest Expense. Interest expense on receivable-backed notes payable was $10.5 million and $8.5 million during the three months ended March 31, 2011 and 2012, respectively. Interest expense decreased in 2012 compared to 2011 due to lower average outstanding debt balances during 2011 as a result of debt repayments.

Our other interest expense, which is mainly comprised of interest on lines of credit and notes payable and our junior subordinated debentures, was $4.2 million and $2.9 million during the three months ended March 31, 2011 and 2012, respectively. Other interest expense decreased in 2012 compared to 2011 primarily due to lower average outstanding debt balances during 2012 as a result of debt repayments.

Our effective cost of borrowing was 7.65% and 7.34% during the three months ended March 31, 2011 and 2012, respectively.

Mortgage Servicing Operations. Our mortgage servicing operations include processing payments and collection of notes receivable owned by us and by third parties. In addition, our mortgage servicing operations facilitate the monetization of our VOI notes receivable through our various credit facilities and include monthly reporting activities for our lenders, receivable investors and third parties whose loans we service.

We earn loan servicing fees from securitization and securitization-type transactions as well as from providing loan servicing to third-party developers. Mortgage servicing fees earned by us for providing mortgage servicing to our consolidated special purpose finance entities are reported as a component of interest income.

In 2010, we began earning servicing fee income for servicing the loan portfolios of certain third-parties. Our servicing fee income was approximately $0.1 million and $0.2 million during the three months ended March 31, 2011 and 2012, respectively. As of March 31, 2012, the total principal amount of notes receivable serviced by us under these arrangements was $46.7 million.

The cost of our mortgage servicing operations was $1.3 million during each of the three month periods ended March 31, 2011 and 2012.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters to support our business operations, including accounting, human resources, information technology, treasury, and legal. In addition, changes in both our self-insurance liability and accrued payroll between reporting periods for the entire company are recorded as corporate general and administrative expense.

Corporate general and administrative expenses were $10.4 million and $13.3 million during the three months ended March 31, 2011 and 2012, respectively. The $2.9 million, or 28%, increase in 2012 compared to 2011 primarily relates to changes in our self-insurance liability, higher spending on information technology and increased professional fees.

For a discussion of field selling, general and administrative expenses, see discussion above.

Other Income, Net. Other income, net, remained constant at $0.3 million during the three months ended March 31, 2011 and 2012.

Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our condensed consolidated financial statements. The non-controlling interests in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interests in income of consolidated subsidiary was $1.2 million and $2.5 million for the three months ended March 31, 2011 and 2012, respectively.

Provision for Income Taxes. Our effective income tax rate related to our continuing operations was approximately 39% and 41% during the three months ended March 31, 2011 and 2012, respectively. Our quarterly effective income tax rates are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon our taxable earnings as well as on our mix of taxable earnings in the various states in which we operate.

Discontinued Operations. On October 12, 2011, we entered into a Purchase and Sale Agreement with Southstar. The agreement, as amended, provided for the sale to Southstar of substantially all of the assets that comprised Bluegreen Communities for a purchase price of $29.0 million in cash. In addition, Southstar has agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate to be purchased by Southstar under the agreement.

The sale of Bluegreen Communities closed on May 4, 2012. The operating results of Bluegreen Communities are presented as a discontinued operation for all periods in our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 10 to our Condensed Consolidated Financial Statements for additional information.

Below are the results of discontinued operations for the three months ended March 31, 2011 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2011	2012

Revenues of discontinued operations	$4,414	$2,798
Cost of discontinued operations	(5,889)	(2,664)
Loss on assets held for sale	—	(264)
Interest expense	(760)	(642)
Loss from discontinued operations before benefit for income taxes	(2,235)	(772)
Benefit for income taxes	859	469
Loss from discontinued operations, net	$(1,376)	$(303)

Revenues of discontinued operations, which primarily consist of sales of homesites, were $4.4 million and $2.8 million during the three months ended March 31, 2011 and 2012, respectively. Revenues during the 2011 period were favorably impacted from the recognition of $1.2 million of sales previously deferred under the percentage of completion method of accounting.

Cost of discontinued operations was $5.9 million and $2.7 million for the three months ended March 31, 2011 and 2012, respectively. Cost of discontinued operations primarily consists of cost of sales of real estate, expenses associated with the operation of two golf courses, selling and marketing expenses, and general and administrative expenses. Cost of discontinued operations decreased during 2012 due to lower sales volumes. Partially offsetting this decrease, cost of sales as a percentage of sales during the three months ended March 31, 2012 was favorably impacted by lower inventory carrying values due to the write down of Bluegreen Communities inventory subsequent to March 31, 2011.

Loss on assets held for sale during 2012 represents changes in estimated third-party fees in connection with the sale of Bluegreen Communities.

Discontinued operations also include interest expense on notes payable which were collateralized by certain Bluegreen Communities inventory and property and equipment as such debt is required to be repaid upon the sale of the related assets. Interest expense was $0.8 million and $0.7 million during the three months ended March 31, 2011 and 2012, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the three months ended March 31, 2011 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2011	2012
Cash flows provided by operating activities	$34,737	$24,557
Cash flows used in investing activities	(744)	(1,245)
Cash flows used in financing activities	(48,545)	(44,690)
Net decrease in cash and cash equivalents	$(14,552)	$(21,378)

Cash Flows from Operating Activities. We generated $24.6 million of cash from our operating activities during the three months ended March 31, 2012, as compared to $34.7 million of cash generated during the same period in 2011. The decrease in cash from operating activities during the first quarter of 2012 compared to the same period in 2011 reflects $2.9 million higher VOI construction and development spending at our Bluegreen/Big Cedar Joint Venture and lower cash received from notes receivable due to the decreasing balance of the portfolio. Additionally, cash from operating activities in the first quarter of 2011 benefited from an income tax refund of approximately $2.5 million.

Cash Flows from Investing Activities. We used $1.3 million of cash in our investing activities during the three months ended March 31, 2012, as compared to $0.7 million of cash used during the same period in 2011. The cash used by our investing activities increased during the 2012 period due to spending for property and equipment to support our operations.

Cash Flows from Financing Activities. We used $44.7 million of cash in our financing activities during the three months ended March 31, 2012, as compared to $48.5 million of cash used during the same period of 2011. The decrease in the cash used in financing activities during the three months ended March 31, 2012 reflects higher proceeds from borrowings collateralized by notes receivable and slightly lower repayments on our borrowings due to lower debt service requirements. This decrease was partly offset by higher cash distributions made to the non-controlling interest in the Bluegreen/Big Cedar Joint Venture. For additional information on the availability of cash from our existing credit facilities as well as our repayment obligations, see Liquidity and Capital Resources below.

Liquidity and Capital Resources

Our primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our residual interests in such transactions, (iv) cash from our finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from our sales and marketing fee-based services and other resort fee-based services, including our resort management operations.

During the three months ended March 31, 2012, including down payments received on financed sales, 58% of our VOI sales were paid in cash within approximately 30 days from the contract date. We believe that the amount of cash received within 30 days is a result of (i) incentives paid to our sales associates for generating cash sales volume, and (ii) point-of-sale credit card programs provided by third parties for our customers. Should such programs change or be eliminated, our percentage of cash sales could decrease significantly.

While the vacation ownership business has historically been capital intensive, our principal goal in the current environment has been to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate higher percentages of our sales in cash compared to historical levels, as discussed above; (ii) maintaining sales volumes that allow us to focus on what we believe to be the most efficient marketing channels available to us; (iii) minimizing capital and inventory expenditures; and (iv) utilizing our sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for us. Our free cash flow generated from collections on our notes receivable portfolio is expected to decrease as the portfolio decreases. However, while there is no assurance, we also expect that our cash used in financing activities, specifically in repayments on receivable-backed debt, will also decrease.

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

Certain of the assets sold to Southstar under the Purchase and Sale Agreement served as collateral for our H4BG Communities facility. Under the terms of the facility, the entire amount of such debt and a $2.0 million deferred fee was repaid on May 4, 2012 in connection with the sale of the assets to Southstar. In addition, certain of our outstanding facilities with Wells Fargo and RFA, which had an aggregate outstanding balance of approximately $14.5 million at March 31, 2012, require the prior consent of the lenders to our proposed merger with BFC. The Wells Fargo loan ($13.6 million outstanding as of March 31, 2012) is due the earlier of June 30, 2012 or the closing of the merger. RFA provided their consent to the merger in April 2012.

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

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets or make investments; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. In addition, certain of our financing arrangements restrict our ability in the near term to pay cash dividends on our common stock and repurchase shares. Our financing arrangements may be also impacted by our merger with BFC. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

Credit Facilities

The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of March 31, 2012. These facilities do not constitute all of our outstanding indebtedness as of March 31, 2012. Our other indebtedness includes outstanding junior subordinated debentures and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of March 31, 2012 (in thousands):

	Borrowing Limit	Outstanding Balance as of March 31, 2012	Availability as of March 31, 2012	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of March 31, 2012
BB&T Purchase Facility(1)	$50,000	$27,336	$22,664	December 2012; December 2015	30 day LIBOR +3.50%; 4.75%(3)
2011 Liberty Bank Facility(1)(2)	60,000	10,363	15,793	February 2013; February 2016	Prime Rate +2.25%; 6.50%(4)
CapitalSource Facility(1)	30,000	10,192	19,808	September 2013; September 2016	30 day LIBOR+5.75%; 6.50%(5)
Quorum Purchase Facility(1)	25,000	11,032	13,968	March 2013; December 2030	8.0%; 6.5% (6)
	$165,000	$58,923	$72,233

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)

In February 2011, we entered into a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. Availability under the 2011 Liberty Bank Facility is reduced by the amounts outstanding to the extending participants under the 2008 Liberty Bank Facility, as the aggregate amount outstanding to such participants under the 2008 Liberty Bank Facility and the 2011 Liberty Bank Facility at any point in time cannot exceed $60.0 million. The amount outstanding under the 2008 Liberty Bank Facility to the extending participants was $33.8 million as of March 31, 2012.

(3)	Interest charged on this facility is subject to a LIBOR floor of 1.25%

(4)	Interest charged on this facility is subject to a floor of 6.50%.

(5)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.

(6)

Interest charged on $7.0 million of the outstanding balance as of March 31, 2012 is subject to a fixed rate of 8.0% and interest charged on any future advances against the amended and extended facility, as well as $4.0 million of the outstanding balance as of March 31, 2012 is subject to a fixed rate of 6.5%.

BB&T Purchase Facility. We have a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”)(the “BB&T Purchase Facility”). During October 2011, we amended the BB&T Purchase Facility to allow for maximum outstanding borrowings of $50.0 million and extend the revolving advance period from December 17, 2011 to December 17, 2012. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5% through the revolving advance period, subject to the terms of the facility and eligible collateral. The BB&T Purchase Facility matures three years after the expiration of the revolving advance period (such three-year period, the “Term-Out Period”), or earlier as provided under the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5% (4.75% as of March 31, 2012). During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. The 30-day LIBOR rate is subject to a floor of 1.25%.

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

During the three months ended March 31, 2012, we repaid $1.5 million on the facility.

In April 2012, we pledged $6.6 million of VOI notes receivable to this facility and received cash proceeds of $4.5 million.

2011 Liberty Bank Facility. In February 2011, we entered into a $60.0 million revolving hypothecation facility (the “2011 Liberty Bank Facility”) with certain participants in our 2008 Liberty Bank Facility. (See “Other Outstanding Receivable-Backed Notes Payable - 2008 Liberty Bank Facility” below for information regarding the 2008 Liberty Bank Facility). The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($33.8 million as of March 31, 2012), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of March 31, 2012).

During the three months ended March 31, 2012, we received cash proceeds of $0.4 million in order to adjust our outstanding balance to be consistent with previously pledged collateral. We also repaid $0.9 million on the facility during the period.

CapitalSource Facility. On September 20, 2011, we entered into a $30.0 million revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of March 31, 2012). During the three months ended March 31, 2012, we pledged $13.2 million of VOI notes receivable to this facility and received cash proceeds of $10.6 million. We also repaid $0.4 million on the facility during the period.

Quorum Purchase Facility. On March 1, 2012, we amended and expanded an existing timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the amended facility and subject to certain conditions precedent, Quorum agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $25.0 million purchase price on a revolving basis through March 31, 2013. The amended terms of the Quorum Purchase Facility include an 83% advance rate and a program fee rate of 6.5% per annum. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payment of customary fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by us.

During the three months ended March 31, 2012, we pledged $4.8 million of VOI notes receivable to this facility and received cash proceeds of $4.0 million. We also repaid $0.4 million on the facility during the period.

Other Outstanding Receivable-Backed Notes Payable

We have outstanding obligations under various receivable-backed credit facilities and securitizations that have no remaining future availability. Information regarding these facilities and securitizations is set forth in the table below (dollars in thousands):

	Balance as of March 31, 2012	Borrowing Maturity	Borrowing Rate; Rate as of March 31, 2012

2008 Liberty Bank Facility	$46,152	August 2014	Prime + 2.25%; 6.50%(1)
NBA Receivables Facility	14,889	September 2017, October 2018 (2)	30 day LIBOR+5.25%; 6.75%(3)
GE Bluegreen/Big Cedar Facility	13,345	April 2016	30 day LIBOR+1.75%; 1.99%
Legacy Securitization (4)	14,327	September 2025	12.00%
RFA Receivables Facility	858	February 2015	30 day LIBOR+4.00%; 4.24%
Other Non-Recourse Receivable-Backed Notes Payable	310,552	December 2015 - March 2026	5.27% - 7.88%
	$400,123

(1)	Interest charged on this facility is subject to a floor of 6.50%

(2)	$9.9 million of the amount outstanding as of March 31, 2012 matures on September 30, 2017, and $5.0 million matures on October 31, 2018.

(3)	Interest charged on this facility is subject to a floor of 6.75%.

(4)

Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $1.6 million.

2008 Liberty Bank Facility. We have an outstanding revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. Indebtedness under the 2008 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of March 31, 2012). During the three months ended March 31, 2012, we repaid $3.6 million on the facility.

NBA Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with this facility.

GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility has expired, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75% (1.99% as of March 31, 2012). During the three months ended March 31, 2012, we repaid $2.2 million on the facility.

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

We guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During the three months ended March 31, 2012, we repaid $1.7 million on the facility.

RFA Receivables Facility. We have an outstanding receivables facility with RFA (the “RFA Receivables Facility”). The advance period under this facility has expired and all outstanding borrowings are scheduled to mature no later than February 2015. During the three months ended March 31, 2012, we repaid $0.4 million on the facility.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, we have other non-recourse securitization debt outstanding. While the ownership of VOI receivables under these securitizations was transferred for legal purposes, these transfers have been accounted for as secured borrowings since January 1, 2010 and therefore are included on our balance sheet. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and to fund required reserves, if any, with the remaining balance of such cash retained by us. During the three months ended March 31, 2012, we repaid $22.4 million under these facilities.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our inventories. As of March 31, 2012, these included the following significant items (dollars in thousands):

	Outstanding Balance as of March 31, 2012	Borrowing Maturity (1)	Borrowing Rate; Rate as of March 31, 2012

RFA AD&C Facility	$18,089	December 2012	10.00%
H4BG Communities Facility	20,516	December 2012 (2)	Prime + 2.00%; 8% (3)
Wells Fargo Term Loan	13,620	June 2012	30-day LIBOR + 6.87%; 7.11%
Foundation Capital	10,141	October 2015	8% (4); 8%
Textron AD&C Facility	3,850	April 2013	Prime + 1.50%; 4.75%
Fifth Third Bank Note Payable	2,871	April 2023	30-day LIBOR+3.00%; 3.24%
Other Lines-of-Credit and Notes Payable	1,646	January 2014 - March 2023	5.00% - 6.88%
	$70,733

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between March 31, 2012 and maturity.

(2)	This facility was secured by certain of Bluegreen Communities’ assets and was repaid in full on May 4, 2012 upon the sale of such assets to Southstar.

(3)	The interest rate on this facility was subject to the following floors: (1) 8.0% until the balance of the loan was less than or equal to $20.0 million, and (2) 6.0% thereafter.

(4)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.

RFA AD&C Facility. This facility was used to finance the acquisition and development of certain of our resorts and currently has one outstanding project loan, which is primarily collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”). Principal payments are effected through agreed-upon release prices as timeshare interests in the Club 36 resort that serve as collateral under the facility are sold, subject to periodic minimum required amortization.

On March 30, 2012, the Club 36 Loan was amended to extend the maturity date from June 30, 2012 to December 31, 2012 and to provide, at our option and upon subject to the payment of certain additional fees and provisions, the ability to further extend the maturity date of the Club 36 Loan until June 30, 2013 with respect to approximately $9.1 million of the amounts outstanding under the facility. The amendment also increased the interest rate under the Club 36 Loan from LIBOR plus 4.5% (4.74% as of March 31, 2012) to a fixed rate of 10%.

During the three months ended March 31, 2012, we repaid $3.5 million of the outstanding balance under this facility.

H4BG Communities Facility. The H4BG Communities Facility was secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects: Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by the following golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia).

Principal payments were effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility was the Prime Rate plus 2.0%, subject to the following floors: (1) 8.0% until the balance of the loan was less than or equal to $20 million, and (2) 6.0% thereafter. The interest rate under the facility as of March 31, 2012 was 8.0%. The H4BG Communities Facility also required that a fee of $2.0 million be paid to the lender upon the maturity of the facility. During the three months ended March 31, 2012, we repaid $3.4 million of the outstanding balance under this facility.

In connection with the closing of the sales transaction with Southstar on May 4, 2012, the entire amount of the H4BG facility was repaid and the $2.0 million deferred fee was paid.

Wells Fargo Term Loan. On April 30, 2010, we entered into a definitive agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which amended, restated and consolidated our then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). Under the terms of the agreement, principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold. In addition to the resort projects, we pledged the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.11% as March 31, 2012) and was originally scheduled to mature in April 2012. In February 2012, the facility was amended to extend the maturity date to June 30, 2012, with four $4.5 million minimum installments to be paid monthly starting March 2012. If the proposed merger with BFC should close prior to the scheduled maturity, all amounts outstanding under the Wells Fargo Term Loan shall be due and payable. During the three months ended March 31, 2012, we repaid $6.2 million of the outstanding balance under this facility.

Foundation Capital. In 2010, in two separate transactions, we acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the existing Wilderness Club at Big Cedar. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc (“Foundation Capital”), with both notes totaling $13.2 million. The real estate property acquired in connection with these transactions serves as collateral on the notes payable. Both notes payable to Foundation Capital have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes will be based upon release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements. During the three months ended March 31, 2012, we repaid $2.7 million of the outstanding balance.

Textron AD&C Facility. We had a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility was used to facilitate the borrowing of funds for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% - 1.50% (4.75% as of March 31, 2012) and is due monthly. The advance period under the Textron AD&C Facility has expired.

The outstanding balance under the Textron AD&C facility as March 31, 2012 of $3.9 million relates to the sub-loan used for the acquisition of our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.

Fifth Third Bank Note Payable. In April 2008, we purchased a building in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023. The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.24% as of March 31, 2012). Repayments of the outstanding balance during the three months ended March 31, 2012 were not material.

Commitments

Our material commitments as of March 31, 2012 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our projects based on our sales contracts with customers and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our non-cancelable operating leases by period date, as of March 31, 2012 (in thousands):

	Payments Due by Period

	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total

Contractual Obligations
Receivable-backed notes payable(1)	$—	$53,960	$76,416	$328,670	$459,046
Lines-of-credit and notes payable	54,291	4,821	9,653	1,968	70,733
Jr. subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	6,034	11,289	11,175	20,748	49,246
Total contractual obligations	60,325	70,070	97,244	462,213	689,852

Interest Obligations (2)
Receivable-backed notes payable	30,076	58,944	50,213	135,029	274,262
Lines-of-credit and notes payable	3,793	2,183	714	391	7,081
Jr. subordinated debentures	5,976	11,795	11,795	111,317	140,883
Total contractual interest	39,845	72,922	62,722	246,737	422,226
Total contractual obligations	$100,170	$142,992	$159,966	$708,950	$1,112,078

(1)	Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $1.6 million.

(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2012.

We estimate that the cash required to satisfy our development obligations related to resort buildings and resort amenities is approximately $5.0 million as of March 31, 2012. We also estimate that the cash required to satisfy our obligations related to Bluegreen Communities projects that were substantially sold-out and not part of the sale to Southstar is approximately $0.7 million as of March 31, 2012. We plan to fund these expenditures over the next three to five years, primarily with cash generated from operations; however, we may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that we are not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, we anticipate that we will incur such obligations in the future.

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

Off-balance-sheet Arrangements

As of March 31, 2012, we did not have any “off-balance sheet” arrangements.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, there have not been any material changes in our legal proceedings from those previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011.

The Office of the Attorney General for the State of Florida (the “AGSF”) advised us that it had accumulated a number of consumer complaints since 2004 related to timeshare sales and marketing, and requested that we propose a resolution on a collective basis of any outstanding complaints. The AGSF also requested that we enter into a written agreement. We have reached an agreement in principle with the AGSF which, subject to execution of documentation, establishes a process and timeframe for determining consumer eligibility for relief (including, where applicable, monetary restitution). We have determined that many of the identified complaints were previously addressed and/or resolved. We are cooperating with the State and do not believe this matter will have a material effect on our results of operations, financial condition or on our sales and marketing activities in Florida.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Exchange Act. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such program from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares under our share repurchase program since the fiscal year ended April 1, 2001. As of March 31, 2012, there were 694,500 shares remaining for purchase under our current share repurchase program.

Item 5. Other Information

On May 9, 2012, we entered into an agreement with David Bidgood, Senior Vice President of Bluegreen Corporation and President of Bluegreen Resorts Field Sales & Marketing, pursuant to which options previously granted to Mr. Bidgood to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $3.45 per share were relinquished by Mr. Bidgood and canceled in exchange for a lump sum cash payment to Mr. Bidgood of $314,000. The options were granted to Mr. Bidgood during June 2002 under the Company’s 1995 Stock Incentive Plan and were previously scheduled to expire on June 25, 2012.

Item 6. Exhibits.

10.1**	Bluegreen Corporation Bonus Agreement, dated as of May 9, 2012, between Bluegreen Corporation and David Bidgood.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

** Compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN CORPORATION
(Registrant)

Date: May 15, 2012	By:	/S/ JOHN M. MALONEY, JR.
John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/S/ ANTHONY M. PULEO
Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 15, 2012	By:	/S/ RAYMOND S. LOPEZ
Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)