Form 10-Q
period 2012-06-30
BLUEGREEN CORP
filed 2012-08-07
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	June 30, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________________to__________________________________

	Commission File Number:	001-09292

Bluegreen Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	03-0300793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4960 Conference Way North, Suite 100,
Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

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

          Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2012, there were 31,566,130 shares of the registrant’s common stock, $0.01 par value, outstanding.

BLUEGREEN CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

TRADEMARKS

The terms “Bluegreen®,” “Bluegreen Communities®,” “Bluegreen Getaway Station®,” “Bluegreen Resorts®,” “Bluegreen Vacation Club®,” “Bluegreen Wilderness Club™ at Big Cedar®,” “Colorful Places to Play®,” “Colorful Places To Live And Play®,” “Leisure Path®,” “You’re Going To Like What You See!®,” “Encore Rewards®,” “Outdoor Traveler Logo®,” “Outdoor Traveler Destinations logo®,” “Great Vacations Destinations®,” and “Select Connections®” are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

The terms “The Hammocks at Marathon™,” “Orlando’s Sunshine Resort™,” “Solara Surfside™,” “Mountain Run at Boyne™,” “The Falls Village™,” “Bluegreen Wilderness Club™,” “Grande Villas at World Golf Village™,” “The Lodge Alley Inn™,” “Carolina Grande™,” “Harbour Lights™,” “BG Patrick Henry Square™,” “SeaGlass Tower™,” “Shore Crest Vacation Villas™,” “Laurel Crest™,” “MountainLoft™,” “MountainLoft Resort II™,” “Daytona SeaBreeze™,” “Shenandoah Crossing™,” “Christmas Mountain Village™,” “Club La Pension™,” “Bluegreen Odyssey Dells™,” “Traditions of Braselton™,” “Sanctuary Cove at St. Andrews Sound™,” “Catawba Falls Preserve™,” “Chapel Ridge™,” “Mountain Lakes Ranch™,” “Silver Lakes Ranch™,” “Mystic Shores™,” “Lake Ridge™,” “Lake Ridge at Joe Pool Lake™,” “Ridge Lake Shores™,” “Quail Springs Ranch™,” “SugarTree at the Brazos™,” “Mountain Springs Ranch™,” “Havenwood at Hunter’s CrossingTM,” “Vintage Oaks at the Vineyard™,” “King Oaks™,” “The Bridges at Preston Crossings™,” “Crystal Cove™,” “Fairway Crossings™,” “Woodlake™,” “Saddle Creek Forest™,” “The Settlement at Patriot Ranch™,” “Carolina National™,” “Brickshire™,” “Preserve at Jordan Lake™,” “Encore Dividends™,” “Bluegreen Preferred™,” “BG Pirates Lodge™,” “Bluegreen Traveler Plus™,” “BG Club 36™,” “The Cliffs™ at Long Creek,” “Bluegreen Wilderness Traveler at Shenandoah™,” “Outdoor Traveler Destinations™,” “Prizzma™,” “Prizzma The Fun Exchange™,” “Bluegreenaxis™,” “Bluegreen Getaways™,” “Bluegreen Vacations™,” “Bluegreen Share Happiness™,” “Bluegreen Vacations Share Happiness™,” and “Hospitality Happens Here™” are trademarks or service marks of Bluegreen Corporation in the United States.

The terms “Big Cedar®” and “Bass Pro Shops®” are registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP. The term “World Golf Village®” is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc. All other marks are registered marks of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2011	June 30, 2012
	(1)	(Unaudited)
ASSETS

Unrestricted cash and cash equivalents	$80,931	$65,505
Restricted cash ($38,913 and $39,823 in VIEs in December 31, 2011 and June 30, 2012, respectively)	51,125	59,478
Notes receivable, net ($375,904 and $353,631 in VIEs at December 31, 2011 and June 30, 2012, respectively)	512,517	491,800
Inventory	302,843	293,489
Prepaid expenses	4,120	11,101
Other assets	47,100	52,269
Property and equipment, net	70,112	69,060
Assets held for sale	28,625	—
Total assets	$1,097,373	$1,042,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$8,834	$13,297
Accrued liabilities and other	62,878	65,984
Deferred income	24,549	27,873
Deferred income taxes	15,776	27,791
Receivable-backed notes payable - recourse ($15,826 and $12,879 in VIEs at December 31, 2011 and June 30, 2012, respectively)	110,016	99,059
Receivable-backed notes payable - non-recourse (in VIEs)	369,314	339,578
Lines-of-credit and notes payable	86,817	32,536
Junior subordinated debentures	110,827	110,827
Total liabilities	$789,011	$716,945

Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 140,000 shares authorized; 31,288 and 31,347 shares issued December 31, 2011 and June 30, 2012, respectively	313	313
Additional paid-in capital	191,999	193,054
Retained earnings	77,018	95,927
Total Bluegreen Corporation shareholders’ equity	269,330	289,294
Non-controlling interest	39,032	36,463
Total shareholders’ equity	308,362	325,757
Total liabilities and shareholders’ equity	$1,097,373	$1,042,702

(1)

The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,

	2011	2012

Revenues:
Gross sales of VOI	$51,410	$57,673
Estimated uncollectible VOI notes receivable	(6,632)	(6,426)
Sales of VOIs	44,778	51,247

Fee-based sales commission revenue	18,308	25,703
Other fee-based services revenue	17,287	18,875
Interest income	23,902	21,688
	104,275	117,513

Costs and expenses:
Cost of VOIs sold	10,116	9,623
Cost of other resort fee-based services	12,156	11,951
Selling, general and administrative expenses	49,406	58,296
Interest expense	13,903	11,071
Other expense, net	1,239	—
	86,820	90,941

Income before non-controlling interest, provision for income taxes, and discontinued operations	17,455	26,572
Provision for income taxes	6,186	9,680
Income from continuing operations	11,269	16,892
Loss from discontinued operations, net of income taxes	(36,386)	(1,393)
Net (loss) income	(25,117)	15,499
Less: Net income attributable to non-controlling interest	1,582	2,239
Net (loss) income attributable to Bluegreen Corporation	$(26,699)	$13,260

(Loss) income attributable to Bluegreen Corporation per common share - Basic
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.31	$0.47
Loss per share from discontinued operations	(1.17)	(0.04)
(Loss) earnings per share attributable to Bluegreen shareholders	$(0.86)	$0.42

(Loss) income attributable to Bluegreen Corporation per common share - Diluted
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.30	$0.46
Loss per share from discontinued operations	(1.13)	(0.04)
(Loss) earnings per share attributable to Bluegreen shareholders	$(0.83)	$0.42

Weighted average number of common shares:
Basic	31,210	31,264
Diluted	32,156	31,568

Comprehensive (loss) income attributable to Bluegreen Corporation	$(26,699)	$13,260

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	For the Six Months Ended June 30,

	2011	2012

Revenues:
Gross sales of VOI	$92,458	$107,661
Estimated uncollectible VOI notes receivable	(10,751)	(13,094)
Sales of VOIs	81,707	94,567

Fee-based sales commission revenue	29,072	38,481
Other fee-based services revenue	34,487	37,690
Interest income	48,458	43,566
Other income, net	—	382
	193,724	214,686

Costs and expenses:
Cost of VOIs sold	20,654	18,765
Cost of other resort fee-based services	25,237	24,937
Selling, general and administrative expenses	93,350	109,363
Interest expense	28,521	22,423
Other expense, net	915	—
	168,677	175,488

Income before non-controlling interest, provision for income taxes, and discontinued operations	25,047	39,198
Provision for income taxes	8,712	13,812
Income from continuing operations	16,335	25,386
Loss from discontinued operations, net of income taxes	(37,762)	(1,696)
Net (loss) income	(21,427)	23,690
Less: Net income attributable to non-controlling interest	2,741	4,781
Net (loss) income attributable to Bluegreen Corporation	$(24,168)	$18,909

(Loss) income attributable to Bluegreen Corporation per common share - Basic
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.44	$0.66
Loss per share from discontinued operations	(1.21)	(0.05)
(Loss) earnings per share attributable to Bluegreen shareholders	$(0.77)	$0.61

(Loss) income attributable to Bluegreen Corporation per common share - Diluted
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.42	$0.65
Loss per share from discontinued operations	(1.18)	(0.05)
(Loss) earnings per share attributable to Bluegreen shareholders	$(0.76)	$0.60

Weighted average number of common shares:
Basic	31,194	31,254
Diluted	32,082	31,500

Comprehensive (loss) income attributable to Bluegreen Corporation	$(24,168)	$18,909

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2011	2012

Operating activities:
Net (loss) income	$(21,427)	$23,690

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash loss on assets held for sale	56,400	—
Non-cash stock compensation expense	1,658	1,191
Depreciation and amortization	7,251	6,144
Estimated uncollectible notes receivable	10,751	13,028
(Benefit) provision for deferred income taxes	(14,964)	12,015
Changes in operating assets and liabilities:
Restricted cash	940	(8,353)
Notes receivable	16,963	7,689
Prepaid expenses and other assets	(910)	(12,537)
Inventory	18,352	10,624
Accounts payable, accrued liabilities and other	2,745	10,859
Net cash provided by operating activities	77,759	64,350

Investing activities:
Purchases of property and equipment	(2,158)	(2,272)
Proceeds from sale of communities division, net	—	27,750
Net cash (used) provided (in) by investing activities	(2,158)	25,478

Financing activities:
Proceeds from borrowings collateralized by notes receivable	25,301	29,824
Payments on borrowings collateralized by notes receivable	(80,438)	(70,866)
Payments under line-of-credit facilities and notes payable	(20,881)	(55,736)
Payments of debt issuance costs	(1,090)	(990)
Proceeds from exercise of employee stock options	169	178
Cash settlement of stock options	—	(314)
Distributions to non-controlling interest	(3,626)	(7,350)
Net cash used in financing activities	(80,565)	(105,254)
Net decrease in cash and cash equivalents	(4,964)	(15,426)
Unrestricted cash and cash equivalents at beginning of period	72,085	80,931
Unrestricted cash and cash equivalents at end of period	$67,121	$65,505

Supplemental schedule of non-cash operating, investing and financing activities:
Inventory acquired through financing	$—	$1,270

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. For further information, refer to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).

Organization

We are a sales, marketing and management company, primarily focused on the vacation ownership industry. Our business has historically been conducted through two operating segments — our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”).

Our continuing operations relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed and owned by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of the 59 Bluegreen Vacation Club resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides resort management services, VOI title services and mortgage servicing. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

Bluegreen Communities historically marketed residential homesites, the majority of which were sold directly to retail customers seeking to build a home generally in the future. Bluegreen Communities operations also included realty and daily-fee golf course operations. On May 4, 2012, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), if any, it receives upon its sale, of two specified parcels of real estate purchased by Southstar under the agreement. Certain assets including Bluegreen Communities’ notes receivable portfolio were not sold to Southstar. Bluegreen Communities is classified as a discontinued operation for all periods presented. See Note 10 for additional information.

On November 11, 2011, we entered into a definitive merger agreement with BFC Financial Corporation (“BFC”), pursuant to which, upon consummation of the merger contemplated by the agreement and subject to the terms and conditions thereof, we will become a wholly owned subsidiary of BFC and our shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of our common stock that they hold at the effective time of the merger (subject to adjustment in connection with the reverse stock split expected to be effected by BFC prior to the consummation of the merger). The merger was approved by both our and BFC’s shareholders on June 19, 2012. BFC owns approximately 54% of our common stock as well as a controlling interest in BBX Capital Corporation (formerly Bancorp), Inc. (“BBX Capital”) and a non-controlling interest in Benihana, Inc. (“Benihana”).

Consummation of the merger remains subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. The parties are proceeding in good faith to consummate the merger by September 30, 2012, but there is no assurance that the merger will be consummated on the contemplated terms, including in the contemplated time frame, or at all.

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

Restricted cash consists primarily of customer deposits held in escrow accounts and cash collected on pledged/secured notes receivable not yet remitted to lenders.

Earnings per Common Share

We compute basic earnings per common share by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed in the same manner as basic earnings per common share, but also gives effect to all dilutive stock options and unvested restricted stock using the treasury stock method. Income from continuing operations, excluding income attributable to non-controlling interests, is used as the control number in determining whether the potential common shares are dilutive or anti-dilutive. During the three and six months ended June 30, 2011, options to purchase 67,000 shares of our common stock were exercised. During the three and six months ended June 30, 2012, options to purchase 59,000 shares of our common stock were exercised.

The following table sets forth our computation of basic and diluted earnings per common share from continuing operations attributable to Bluegreen shareholders (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Basic and diluted earnings per common share — numerator:
Income from continuing operations	$11,269	$16,892	$16,335	$25,386
Less: Net income attributable to non-controlling interests	1,582	2,239	2,741	4,781
Income from continuing operations attributable to Bluegreen Corporation	$9,687	$14,653	$13,594	$20,605
Denominator:
Denominator for basic earnings per common share-weighted-average shares	31,210	31,264	31,194	31,254
Effect of dilutive securities:
Stock options and unvested restricted stock (1)	946	304	888	246
Denominator for diluted earnings per common share-adjusted weighted-average shares and assumed conversions	32,156	31,568	32,082	31,500

Earnings per share from continuing operations attributable to Bluegreen Corporation – Basic:	$0.31	$0.47	$0.44	$0.66

Earnings per share from continuing operations attributable to Bluegreen Corporation – Diluted:	$0.30	$0.46	$0.42	$0.65

(1)

During the three and six months ended June 30, 2011 and 2012, approximately 2.2 million and 1.0 million shares, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.

The following table includes changes in shareholders’ equity, including changes in equity attributable to Bluegreen shareholders and changes in equity attributable to non-controlling interests (in thousands):

		Equity Attributable to Bluegreen Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid- in Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest

31,288	Balance at December 31, 2011	$308,362	$313	$191,999	$77,018	$39,032
—	Net income	23,690	—	—	18,909	4,781
—	Member distribution to non-controlling interest holder	(7,350)	—	—	—	(7,350)
59	Shares issued upon exercise of stock options	178	—	178	—	—
—	Cash settlement of stock options	(314)	—	(314)	—	—
—	Stock compensation	1,191	—	1,191	—	—
31,347	Balance at June 30, 2012	$325,757	$313	$193,054	$95,927	$36,463

In March 2012, the Bluegreen/Big Cedar Joint Venture, in which we own a 51% interest, made a cash distribution of its operating proceeds to us and its other member. The distribution totaled $15.0 million and was allocated between us and the other member based on our and the other member’s respective distribution percentages, resulting in a $7.7 million distribution to us and a $7.4 million distribution to the other member.

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. This guidance was effective on a prospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this standard on January 1, 2012 did not have a material impact on our financial statements. See Note 6 for disclosures related to fair value measurements.

2. Notes Receivable

The table below provides additional information relative to our notes receivable and our allowance for loan losses as of December 31, 2011 and June 30, 2012 (dollars in thousands):

	As of
	December 31, 2011	June 30, 2012
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$154,020	$154,032
VOI notes receivable - securitized	459,778	426,127
	613,798	580,159
Allowance for loan losses - non-securitized	(22,739)	(20,957)
Allowance for loan losses - securitized	(83,874)	(72,496)
VOI notes receivable, net	$507,185	$486,706

Allowance as a % of gross notes receivable	17%	16%

Notes receivable secured by homesites:
Notes receivable	$5,801	$5,490
Allowance for loan losses	(469)	(396)
Homesite notes receivable, net	$5,332	$5,094

Allowance as a % of gross notes receivable	8%	7%
Total notes receivable:
Gross notes receivable	$619,599	$585,649
Allowance for loan losses	(107,082)	(93,849)
Notes receivable, net	$512,517	$491,800
Allowance as a % of gross notes receivable	17%	16%

The weighted-average interest rate on our notes receivable was 15.3% and 15.4% at December 31, 2011 and June 30, 2012, respectively. All of our VOI loans bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.4% at December 31, 2011 and 15.5% at June 30, 2012. The majority of our notes receivable secured by homesites, which were excluded from the sale of Bluegreen Communities to Southstar, bear interest at variable rates. The weighted-average interest rate charged on loans secured by homesites was 7.8% at each of December 31, 2011 and June 30, 2012.

Our VOI receivables are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of our homesite notes receivable are secured by homesites in Georgia, Texas, and Virginia.

Our notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended, and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. Our notes receivable are generally written off as uncollectible when they have become approximately 120 days past due. As of December 31, 2011 and June 30, 2012, $20.9 million and $17.6 million, respectively, of our VOI notes receivable were more than three months past due and, in accordance with our policy, were not accruing interest income.

Credit Quality for Financed Receivables and the Allowance for Credit Losses

The activity in our allowance for loan losses (including our homesite notes receivable) was as follows (dollars in thousands):

Balance, December 31, 2011	$107,082
Provision for loan losses (1)	13,028
Less: Write-offs of uncollectible receivables	(26,261)
Balance, June 30, 2012	$93,849

(1)

Includes charges totaling $3.4 million to increase the allowance for uncollectible VOI notes receivable in connection with loans generated prior to December 15, 2008, the date on which we implemented FICO® score-based credit standards.

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

The following table shows the delinquency status of our VOI notes receivable as of December 31, 2011 and June 30, 2012 (dollars in thousands):

	As of
	December 31, 2011	June 30, 2012
Current	$576,063	$551,569
31-60 days	9,038	6,240
61-90 days	7,836	4,746
Over 91 days (1)	20,861	17,604
Total	$613,798	$580,159

(1)

Includes $12.1 million and $11.6 million as of December 31, 2011 and June 30, 2012, respectively, related to VOI transactions that, as of the applicable date, had been foreclosed but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable. These VOI notes receivable have been reflected in the allowance for loan loss.

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

With each securitization, we generally retain a portion of the securities. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of June 30, 2012, we were in compliance with all applicable terms and no trigger events had occurred.

In accordance with applicable guidance for the consolidation of variable interest entities, we analyze our variable interests, which may consist of loans, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and we base our qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. We also use our qualitative analysis to determine if we must consolidate a variable interest entity as the primary beneficiary. In accordance with applicable accounting guidance currently in effect, we have determined these securitization entities to be VIEs and consolidate the entities into our financial statements as we are the primary beneficiary of the entities.

Under the terms of certain of our timeshare note sales, we have the right to repurchase or substitute a limited amount of defaulted mortgage notes for new notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Voluntary repurchases and substitutions by us of defaulted notes during the six months ended June 30, 2011 and 2012 were $14.5 million and $8.2 million, respectively.

Information related to the assets and liabilities of the VIEs included on our Condensed Consolidated Balance Sheets is presented below (in thousands):

	As of
	December 31, 2011	June 30, 2012

Restricted cash	$38,913	$39,823
Securitized notes receivable, net	375,904	353,631
Receivable backed notes payable - non-recourse	369,314	339,578
Receivable backed notes payable - recourse	15,826	12,879

The restricted cash and the securitized notes receivable balances set forth above are restricted to satisfy obligations of the VIEs.

4. Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	December 31, 2011	June 30, 2012

Completed VOI units	$218,281	$209,127
Construction-in-progress	1,609	432
Real estate held for future development	82,953	83,930
	$302,843	$293,489

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

Interest capitalized to VOI inventory during the three and six months ended June 30, 2011 and 2012 was insignificant. The interest expense reflected in our Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is net of capitalized interest.

5. Debt

Lines-of-Credit and Notes Payable

Financial data related to our lines-of-credit and notes payable facilities was as follows on the dates indicated (dollars in thousands):

	As of
	December 31, 2011			June 30, 2012
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

RFA AD&C Facility	$21,619	4.80%	$70,640	$14,808	10.00%	$62,359
H4BG Communities Facility	23,889	8.00%	21,373	—	—	—
Wells Fargo Term Loan	19,858	7.17%	98,034	—	—	—
Foundation Capital	12,860	8.00%	15,437	9,474	8.00%	13,985
Textron AD&C Facility	3,866	4.75%	9,653	2,945	4.75%	9,508
Fifth Third Bank Note Payable	2,909	3.30%	4,518	2,814	3.25%	4,438
Other	1,816	5.00 – 6.88%	1,705	2,495	5.00 – 6.00%	4,305
Total	$86,817		$221,360	$32,536		$94,595

Significant changes related to our lines-of-credit and notes payable during the six months ended June 30, 2012 include:

RFA AD&C Facility. This facility was used to finance the acquisition and development of certain of our resorts. We currently have one outstanding project loan, which is primarily collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”). On March 30, 2012, the Club 36 Loan was amended to extend the maturity date from June 30, 2012 to December 31, 2012 and grant us the option, subject to certain provisions and the payment of certain additional fees, to further extend the maturity of up to approximately $9.1 million until June 30, 2013. The amendment also changed the interest rate under the Club 36 Loan from LIBOR plus 4.5% to a fixed rate of 10%.

During the six months ended June 30, 2012, we repaid $6.8 million of the outstanding balance under this facility.

H4BG Communities Facility. The H4BG Communities Facility was secured by the real property homesites (and personal property related thereto) and golf courses at several Bluegreen Communities projects. In connection with the sale of Bluegreen Communities to Southstar on May 4, 2012, the entire then outstanding amount of the H4BG facility was repaid, along with a $2.0 million deferred fee.

Wells Fargo Term Loan. In February 2012, the facility was amended to extend the maturity date to June 30, 2012, and to require four $4.5 million minimum installments to be paid monthly starting March 2012. In May 2012, we repaid the entire outstanding balance under this facility.

Foundation Capital. During the six months ended June 30, 2012, we repaid $3.4 million of the outstanding balance under this facility.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows on the dates indicated (dollars in thousands):

	As of
	December 31, 2011			June 30, 2012
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Recourse receivable-backed notes payable:
2008 Liberty Bank Facility	$49,742	6.50%	$60,708	$42,530	6.50%	$53,608
2011 Liberty Bank Facility	10,858	6.50%	13,367	9,598	6.50%	11,905
GE Bluegreen/Big Cedar Receivables Facility	15,551	2.05%	24,512	11,438	2.00%	21,989
Legacy Securitization (1)	17,623	12.00%	25,899	14,339	12.00%	22,529
NBA Receivables Facility	16,758	6.75%	23,064	13,457	6.75%	20,162
CapitalSource Facility	—	—	—	9,157	6.50%	12,117
RFA Receivables Facility	1,281	4.30%	2,866	—	—	—
Total before discount	111,813		150,416	100,519		142,310
Less unamortized discount on Legacy Securitization	(1,797)		—	(1,460)		—
Total	$110,016		$150,416	$99,059		$142,310

Non-recourse receivable-backed notes payable:

BB&T Purchase Facility	$28,810	4.75%	$42,075	$39,400	4.75%	$57,771
GE 2004 Facility (2)	8,144	7.16%	9,301	7,265	7.16%	8,302
2004 Term Securitization (2)	11,307	5.27%	11,693	7,989	5.27%	8,132
2005 Term Securitization (2)	39,591	5.98%	44,277	32,489	5.98%	36,114
GE 2006 Facility (2)	41,275	7.35%	47,015	37,323	7.35%	42,201
2006 Term Securitization (2)	40,194	6.16%	44,128	34,444	6.16%	37,919
2007 Term Securitization (2)	78,062	7.32%	89,502	68,044	7.32%	77,701
2008 Term Securitization (2)	30,148	7.88%	34,699	26,131	7.88%	30,159
2010 Term Securitization (2)	84,275	5.54%	102,014	74,783	5.54%	91,204
Quorum Purchase Facility	7,508	8.00%	9,175	11,710	6.50 - 8.00%	14,096
Total	$369,314		$433,879	$339,578		$403,599
Total receivable-backed debt	$479,330		$584,295	$438,637		$545,909

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.

(2)	These receivable-backed notes payable are included in the Other Receivable-Backed Notes Payable section below.

Significant changes related to our receivable-backed notes payable facilities during the six months ended June 30, 2012 include:

2008 Liberty Bank Facility. The advance period under the 2008 Liberty Bank Facility expired pursuant to the terms of the facility. All outstanding borrowings are scheduled to mature no later than August 27, 2014. During the six months ended June 30, 2012, we repaid $7.2 million on the facility.

2011 Liberty Bank Facility. The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during the two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($31.2 million as of June 30, 2012), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will, subject to its terms, revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of June 30, 2012). During the six months ended June 30, 2012, we received cash proceeds of $0.4 million in order to adjust our outstanding balance to be consistent with previously pledged collateral. We also repaid $1.7 million on the facility during the period.

NBA Receivables Facility. Bluegreen/Big Cedar Joint Venture has an outstanding timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with the facility. The advance period under the facility has expired and $8.5 million of the amount outstanding as of June 30, 2012 matures on September 30, 2017, and $5.0 million matures on October 31, 2018. During the six months ended June 30, 2012, we repaid $3.3 million on the facility.

BB&T Purchase Facility. We have a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”)(the “BB&T Purchase Facility”) which allows for maximum outstanding borrowings of $50.0 million and has a revolving advance period through December 17, 2012. During the six months ended June 30, 2012, we pledged $20.0 million of VOI notes receivable to this facility and received cash proceeds of $13.5 million. We also repaid $2.9 million on the facility.

Quorum Purchase Facility. On March 1, 2012, we amended and expanded an existing timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the amended facility and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2013 eligible timeshare receivables from us or certain of our subsidiaries in an amount of up to an aggregate $25.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 83% advance rate and a program fee rate of 6.5% per annum with respect to any future advances and $5.1 million of the outstanding balance at June 30, 2012 ($6.6 million of the outstanding balance at June 30, 2012 bears interest at a fixed rate of 8.0%). Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to the performance of the collateral, we will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payments of fees, interest and principal under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

During the six months ended June 30, 2012, we pledged $6.4 million of VOI notes receivable to this facility and received cash proceeds of $5.3 million. We also repaid $1.1 million on the facility.

CapitalSource Facility. We have a $30.0 million revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. During the six months ended June 30, 2012, we pledged $13.2 million of VOI notes receivable to this facility and received cash proceeds of $10.6 million. We also repaid $1.4 million on the facility during the period.

Other Receivable-Backed Notes Payable. In addition to the above described facilities, during the six months ended June 30, 2012, we repaid $53.3 million of our other receivable-backed notes payable.

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

The interest rate on the securities issued by Bluegreen Statutory Trust (“BST”) I is equal to the 3-month LIBOR plus 4.90% (5.36% as of June 30, 2012). The interest rate on the securities issued by BST II, III, IV and V is equal to the 3-month LIBOR plus 4.85% (5.31% as of June 30, 2012). The interest rate on the securities issued by Bluegreen Statutory Trust VI is equal to the 3-month LIBOR plus 4.80% (5.26% as of June 30, 2012).

Please refer to the Liquidity and Capital Resources section included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for additional information related to our debt. Additional information regarding our debt is also included in the Annual Report.

As of June 30, 2012, we were in compliance with all applicable debt covenants under our debt instruments.

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

As of June 30, 2012, we did not have any assets or liabilities which were measured at fair value on our condensed consolidated financial statements.

The carrying amounts and estimated fair values of our financial instruments which are not measured at fair value on our condensed consolidated financial statements are as follows (dollars in thousands):

	As of December 31, 2011		As of June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes receivable, net	$512,517	$558,000	$491,800	$542,000
Lines-of-credit, notes payable, and receivable-backed notes payable	566,147	554,000	471,173	458,000
Junior subordinated debentures	110,827	53,000	110,827	54,000

Notes receivable. The fair value of our notes receivable is estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in our Condensed Consolidated Balance Sheets approximate fair value for indebtedness that provides for variable interest rates. The fair value of our fixed-rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

Junior subordinated debentures. The fair values of our junior subordinated debentures are estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

7. Common Stock and Stock Option Plans

Share-Based Compensation

There were no grants of stock-based awards during the three or six months ended June 30, 2011 or 2012.

Total stock-based compensation expense, including amounts payable under liability awards, for non-employee directors and employees, was $0.8 million and $0.7 million during the three months ended June 30, 2011 and 2012, respectively, and $1.7 million and $1.4 million during the six months ended June 30, 2011 and 2012, respectively. The following table sets forth certain information related to our unrecognized compensation for our stock-based awards as of June 30, 2012:

	Weighted Average Remaining Recognition	Unrecognized Compensation
	(In years)	(In 000’s)

Stock Option Awards	0.6	$137
Restricted Stock Awards	0.5	$1,275	(1)

(1)

Includes unrecognized compensation related to restricted shares that were modified to liability awards, as such expense will continue to be recognized over the remaining service period of the liability award.

The activity related to stock options during the six months ended June 30, 2012 was as follows:

	Outstanding Options (In 000’s)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable (In 000’s)	Aggregate Intrinsic Value
Balance at December 31, 2011	1,505	$9.03	1,163	$5,546
Granted	—	$—
Forfeited	—	$—
Expired	(5)	$10.98
Stock options settled for cash	(200)	$3.45
Exercised	(59)	$3.03
Balance at June 30, 2012	1,241	$10.21	899	$346,612

During the three and six months ended June 30, 2011, options to purchase 67,000 shares of our common stock were exercised. During the three and six months ended June 30, 2012, options to purchase 59,000 shares of our common stock were exercised.

The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at June 30, 2012 (grouped by range of exercise prices) were:

	Number of Options (In 000’s)	Number of Vested Options (In 000’s)	Weighted- Average Remaining Contractual Term (In years)	Weighted- Average Exercise Price	Weigted- Average Exercise Price (Vested Only)
$2.75 - $3.00	56	56	7.1	$2.75	$2.75
$3.01 - $4.52	151	151	0.6	$3.48	$3.48
$4.53 - $10.20	405	163	3.6	$7.31	$5.92
$10.21 - $18.36	629	529	3.3	$14.35	$14.80
	1,241	899	3.3	$10.21	$10.54

The activity related to unvested restricted stock awards during the six months ended June 30, 2012 was as follows:

	Number of Shares (In 000’s)	Weighted-Average Grant-Date Fair Value per Share
Unvested at December 31, 2011	250	$8.47
Granted	—	$—
Vested	(11)	$11.98
Forfeited	—	$—
Unvested at June 30, 2012	239	$8.31

8. Contingencies

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or other resort operations. We are also subject to certain matters relating to the Bluegreen Communities’ business, the assets of which we sold to Southstar on May 4, 2012. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise. Unless otherwise described below, we believe that these claims are routine proceedings incidental to our business.

Reserves are accrued for matters in which we believe it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of June 30, 2012 we had accrued $3.0 million for matters which we believe meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims. Management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur. In certain matters, we are unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported their claim.

We do not believe that the aggregate liability relating to known contingencies in excess of the aggregate amount accrued will have a material impact on our financial statements.

Bluegreen Corporation

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to our proposed merger with BFC were filed against Bluegreen, the members of Bluegreen’s board of directors, BFC and BFC’s subsidiary formed for the purpose of the merger. As described below, four of these lawsuits have been consolidated into a single action in Florida. The other three lawsuits, which were filed in Massachusetts, have been stayed. The lawsuits seek to enjoin the merger or, if it is completed, to recover relief as determined by the applicable presiding court to be appropriate. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits have been consolidated into an action styled In Re Bluegreen Corporation Shareholder Litigation. On April 9, 2012, the plaintiffs filed a consolidated amended class action complaint which alleges that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of Bluegreen’s minority shareholders. In the complaint, the plaintiffs also allege that BFC breached its fiduciary duties to Bluegreen’s minority shareholders and that the merger subsidiary aided and abetted the alleged breaches of fiduciary duties by Bluegreen’s directors and BFC. In addition, the complaint includes allegations relating to claimed violations of Massachusetts law. The complaint seeks declaratory and injunctive relief, along with damages and attorneys’ fees and costs.

The three Massachusetts lawsuits were filed in the Superior Court for Suffolk County in the Commonwealth of Massachusetts and make substantially the same allegations and claims as in the Florida cases. These three lawsuits are styled as follows: Gaetano Bellavista Caltagirone, on behalf of himself and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on November 16, 2011); Alan W. Weber and J.B. Capital Partners L.P., on behalf of themselves and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on November 29, 2011); and Barry Fieldman, as Trustee for the Barry & Amy Fieldman Family Trust, on behalf of themselves and all others similarly situated, v. Bluegreen Corporation, Alan B. Levan, John E. Abdo, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, James R. Allmand III, Orlando Sharpe, BFC Financial Corporation and BXG Florida, LLC (filed on December 6, 2011). The Massachusetts court has stayed all three actions through January 2013 in favor of the consolidated action proceeding in Florida.

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

The Office of the Attorney General for the State of Florida (the “AGSF”) advised us that it had accumulated a number of consumer complaints since 2004 related to timeshare sales and marketing, and requested that we propose a resolution on a collective basis of any outstanding complaints. The AGSF also requested that we enter into a written agreement. We have determined that many of the identified complaints were previously addressed and/or resolved. On May 24, 2012, the parties entered into a written agreement establishing a process for determining consumer eligibility for relief (including, where applicable, monetary restitution) and providing a timeframe through August 24, 2012 to resolve identified customer complaints. We are presently fulfilling our obligations and responsibilities under the terms of the written agreement, and we do not believe this matter will have a material effect on our results of operations, financial condition or on our sales and marketing activities in Florida.

Bluegreen Communities

The matters described below relate to Bluegreen Communities’ business. As described above and further in Note 10, we sold substantially all of the assets which comprised Bluegreen Communities to Southstar on May 4, 2012. However, Southstar did not assume the liabilities related to the matters described below in connection with the transaction, and we therefore remain responsible for these matters and any liabilities resulting from them.

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, was the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest did not breach a duty to the plaintiffs by not leasing the mineral rights. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling.

Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. During mediation held in June 2012, Southwest and the named plaintiffs (Lesley) reached agreement to settle their disputes with Southwest agreeing to pay Lesley $200,000 for dismissal of their claims. Similarly, during the same mediation Southwest settled with seven of the lot owners claiming diminution of lot values for $5,000 collectively. However, settlement was not reached with the other landowners possessing reserved mineral rights, nor with the majority of lot owners who filed the cross-claim against Southwest. Southwest intends to vigorously defend itself with respect to the pending matter.

9. Income Taxes

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.

We evaluate our tax positions based upon the guidelines of ASC 740-10, Income Tax, which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, we are required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. In accordance with our accounting policy, we recognize interest and penalties related to unrecognized taxes as a component of general and administrative expenses.

Our income tax returns for the years ended December 31, 2004, 2005 and 2009 are under examination by the Internal Revenue Service. The field work for this audit commenced in June 2012. While there is no assurance as to the results of the audit, we do not currently anticipate any material adjustments in connection with this examination.

Additionally, certain of our state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

As of June 30, 2012, we did not have any significant amounts accrued for interest and penalties, and we had no significant amounts recorded for uncertain tax positions.

10. Discontinued Operations

On May 4, 2012, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash. Additionally, Southstar agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives upon its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement. Certain assets including Bluegreen Communities’ notes receivable portfolio were not sold to Southstar.

The results of discontinued operations for the three and six months ended June 30, 2011 and 2012 are presented below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012

Revenues of discontinued operations	$2,597	$1,017	$7,011	$3,815
Cost of discontinued operations	(4,271)	(3,053)	(10,160)	(5,717)
(Loss) gain on assets held for sale	(56,757)	59	(56,757)	(205)
Interest expense	(772)	(744)	(1,532)	(1,386)
Loss from discontinued operations before benefit for income taxes	(59,203)	(2,721)	(61,438)	(3,493)
Benefit from income taxes	22,817	1,328	23,676	1,797
Loss from discontinued operations, net	$(36,386)	$(1,393)	$(37,762)	$(1,696)

The assets sold to Southstar were accounted for as assets held for sale and had been previously written down to their fair value less costs to sell. The fair value of the assets held for sale was derived from the sale price under the agreement with Southstar. Therefore, we did not incur a significant gain or loss upon the closing of the transaction.

Also included in results of discontinued operations in each of the periods presented is interest expense primarily on the H4BG Communities Facility as certain of the assets classified as held for sale (and which were sold to Southstar as part of the Bluegreen Communities sale) served as collateral under this facility. The entire amount of the debt outstanding under the H4BG Communities Facility and a $2.0 million deferred fee were repaid upon the sale of the assets on May 4, 2012.

11. Related Party Transactions

BFC beneficially owns approximately 54% of our common stock. In addition, Alan B. Levan and John E. Abdo, our Chairman and Vice Chairman, respectively, serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively, and may be deemed to control BFC by virtue of their ownership interest in BFC’s common stock. As described above, on November 11, 2011, we entered into a definitive merger agreement with BFC, pursuant to which, upon consummation of the merger contemplated by the agreement and subject to the terms and conditions thereof, we will become a wholly owned subsidiary of BFC and our shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of our common stock that they hold at the effective time of the merger (subject to adjustment in connection with the reverse stock split expected to be effected by BFC prior to the consummation of the merger). The merger was approved by both our and BFC’s shareholders on June 19, 2012. See Note 1 for additional information.

We paid BFC or its affiliated entities approximately $0.4 million and $0.2 million during the three months ended June 30, 2011 and 2012, respectively, and $0.7 million and $0.5 million during each of the six months ended June 30, 2011 and 2012, respectively, for management advisory, risk management, administrative and other services. In addition, in connection with our agreement with BFC to reimburse BFC for fees related to certain procedures performed by BFC’s independent registered public accounting firm at our company, we reimbursed BFC approximately $0.5 million during the three and six months ended June 30, 2011 and $0.2 million and $0.4 million during the three and six months ended June 30, 2012, respectively. As of June 30, 2012, we had accrued approximately $0.2 million for the services described above.

BFC holds a significant investment in Benihana, and Alan B. Levan and John E. Abdo serve on Benihana’s Board of Directors. In 2009, we entered into a land lease with Benihana, which constructed and operates a restaurant at one of our resort properties. Under the terms of the lease, we received payments from Benihana of less than $0.1 million during the three and six months ended June 30, 2011 and 2012.

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

•

We may not be successful in increasing or expanding our fee-based services relationships, and our fee-based service activities, including our POA sales activities defined below, which we commenced during January 2012, may not be profitable, which may have an adverse impact on our results of operations and financial condition.

•

Our results of operations and financial condition may be materially and adversely impacted if we do not continue to participate in exchange networks or our customers are not satisfied with the networks in which we participate.

•	The resale market for VOIs could adversely affect our business.

•

We are subject to the risks of the real estate market and the risks associated with real estate development, including the decline in real estate values and the deterioration of other conditions relating to the real estate market and real estate development.

•	Adverse outcomes in legal or other regulatory procedures, including claims for development-related defects, could adversely affect our financial condition and operating results.

•	Our proposed merger with BFC may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the merger.

•

We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of our tax returns or those of our subsidiaries may have a material and adverse impact on our financial condition.

•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our financial condition and operating results.

•	The ratings of third-party rating agencies could adversely impact our ability to obtain, renew or extend credit facilities, or otherwise raise capital.

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

Executive Overview

We are a sales, marketing and management company, primarily focused on the vacation ownership industry. Our business was historically conducted through two operating segments – our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”).

As a result of our sale of substantially all of the assets that comprised Bluegreen Communities on May 4, 2012, our continuing operations only relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of the 59 Bluegreen Vacation Club resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

On November 11, 2011, we entered into a definitive merger agreement with BFC Financial Corporation (“BFC”), pursuant to which, upon consummation of the merger contemplated by the agreement and subject to the terms and conditions thereof, we will become a wholly-owned subsidiary of BFC and our shareholders (other than BFC) will be entitled to receive eight shares of BFC’s Class A Common Stock for each share of our common stock that they hold at the effective time of the merger (subject to adjustment in connection with the reverse stock split expected to be effected by BFC prior to the consummation of the merger). BFC currently owns approximately 54% of our common stock.

The merger was approved by Bluegreen’s and BFC’s respective shareholders on June 19, 2012. Consummation of the merger remains subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. The parties are proceeding in good faith to consummate the merger by September 30, 2012 but there is no assurance that the merger will be consummated on the contemplated terms, including in the contemplated time frame, or at all.

Following the announcement of our entry into the merger agreement, purported class action lawsuits seeking to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate have been filed. See Note 8 to Condensed Consolidated Financial Statements.

If the merger is consummated, our common stock will no longer be listed for trading on the New York Stock Exchange (the “NYSE”) or registered under the Exchange Act of 1934 (the “Exchange Act”). As described above, the merger agreement requires, as a condition to the merger, that BFC’s Class A Common Stock be approved for listing on a national securities exchange at the effective time of the merger. See Note 1 to Condensed Consolidated Financial Statements for additional information.

Bluegreen Resorts’ results for the three and six months ended June 30, 2012 reflect our continued focus on our fee-based service business and our efforts to achieve selling and marketing efficiencies. Furthermore, in January 2012 we began selling VOI inventory in connection with a new category of sales requiring low levels of capital deployment whereby we acquire VOI inventory from our resorts’ property owner associations (“POA Sales”) on a non-committed basis, in close proximity to the timing of our selling of such VOIs. VOIs are typically obtained by the property owner associations (“POAs”) through foreclosure in connection with maintenance fee defaults and are generally acquired by us at a discount. Since we acquire the VOIs from the POAs “just-in-time,” POA Sales are included in our “Sales of VOIs” along with sales of our existing VOI inventory. In the future, we intend to enter into similar “just-in-time” arrangements with third-party developers as part of our fee-based services initiative; however, we may not be successful in doing so.

During the three months ended June 30, 2012:

•	We earned income from continuing operations of $16.9 million compared to $11.3 million during the three months ended June 30, 2011.

•

VOI system-wide sales, which include sales of third-party inventory, were $96.2 million compared to $79.1 million during the three months ended June 30, 2011. VOI system-wide sales during the three months ended June 30, 2012 included $4.4 million of POA Sales described above.

•

We sold $39.4 million of third-party inventory and earned sales and marketing commissions of $25.7 million. Including our resort management, title services, construction management and other fee-based operations, our total fee-based service revenues were $44.6 million, a 25% increase over the same period in 2011.

We believe our fee-based service business enables us to leverage our expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Providing these services requires significantly less capital investment than our traditional vacation ownership business. Our goal is for our fee-based services to become an increasing portion of our business over time; however, our efforts to do so may not be successful.

During the three months ended June 30, 2011 and 2012, we sold $27.0 million and $39.4 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $18.3 million and $25.7 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $4.6 million and $7.0 million in pre-tax profits by providing sales and marketing fee-based services during the three months ended June 30, 2011 and 2012, respectively.

During the six months ended June 30, 2011 and 2012, we sold $43.9 million and $59.1 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $29.1 million and $38.5 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $5.8 million and $9.0 million in pre-tax profits by providing sales and marketing fee-based services during the six months ended June 30, 2011 and 2012, respectively.

We generated “free cash flow” (cash flow from operating and investing activities) during the six months ended June 30, 2012 of $89.8 million compared to $75.6 million during the same period 2011. Free cash flow during 2012 reflects $27.8 million in net proceeds from the sale of the Bluegreen Communities division to Southstar, prior to the associated debt repayment.

Additionally, consistent with initiatives seeking to improve our liquidity, we continued to seek cash sales and larger customer down payments on financed sales. During the six months ended June 20, 2012, 59% of our VOI sales were paid in cash in full within approximately 30 days from the contract date. Refer to Liquidity and Capital Resources section below for additional information.

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

Notes Receivable and Allowance for Loan Losses

We offer financing to buyers of our VOIs who meet certain minimum requirements. On a more limited basis, Bluegreen Communities historically also offered financing to buyers of its homesites. Bluegreen Communities notes receivable portfolio was excluded from the sale of Bluegreen Communities assets to Southstar. Accordingly, we are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI notes receivables, excluding any benefit for the value of future recoveries of defaulted VOI inventory. We update our estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in our expected losses related to notes originated in prior periods.

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

The allowance for loan losses as of December 31, 2011 and June 30, 2012 was as follows (dollars in thousands):

	As of
	December 31, 2011	June 30, 2012
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$154,020	$154,032
VOI notes receivable - securitized	459,778	426,127
	613,798	580,159
Allowance for loan losses - non-securitized	(22,739)	(20,957)
Allowance for loan losses - securitized	(83,874)	(72,496)
VOI notes receivable, net	$507,185	$486,706

Allowance as a % of gross notes receivable	17%	16%

Notes receivable secured by homesites:
Notes receivable	$5,801	$5,490
Allowance for loan losses	(469)	(396)
Homesite notes receivable, net	$5,332	$5,094

Allowance as a % of gross notes receivable	8%	7%
Total notes receivable:
Gross notes receivable	$619,599	$585,649
Allowance for loan losses	(107,082)	(93,849)
Notes receivable, net	$512,517	$491,800
Allowance as a % of gross notes receivable	17%	16%

The activity in our allowance for uncollectible notes receivable for the six months ended June 30, 2012 was as follows (in thousands):

Balance, December 31, 2011	$107,082
Provision for loan losses (1)	13,028
Less: Write-offs of uncollectible receivables	(26,261)
Balance, June 30, 2012	$93,849

(1)	Reflects provision for loan losses on notes receivable generated in connection with the sales of homesites.

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

The average annual default rates and delinquency rates (more than 30 days past due) on our notes receivable were as follows:

Average Annual Default Rates	For the 12 Month Period Ended June 30,

Division	2011		2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	11.6%		10.0%
Loans originated on or after December 15, 2008(1)	6.5	%(2)	6.2	%(2)
Notes receivable secured by homesites	9.6%		9.0%

Delinquency Rates (3)	As of

Division	December 31, 2011		June 30, 2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	4.9%		3.5%
Loans originated on or after December 15, 2008(1)	3.0%		2.1%
Notes receivable secured by homesites	3.1%		3.3%

(1)	On December 15, 2008, we implemented our FICO® score-based credit underwriting program.

(2)	Reflects, in management’s opinion, the benefits of our FICO® score-based credit underwriting standards as well as our policy that loans are not defaulted until after 120 days past due.

(3)	The percentage of our notes receivable portfolio that was over 30 days past due as of the dates indicated.

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

Recent Accounting Pronouncements

Refer to Note 1 to our Condensed Consolidated Financial Statements for a description of accounting pronouncements adopted during the three and six months ended June 30, 2012.

Results of Operations

On May 4, 2012 we sold substantially all of the assets of Bluegreen Communities to Southstar. The operating results of Bluegreen Communities are classified as a discontinued operation for all periods. See Discontinued Operations below.

Information regarding the results of operations for Bluegreen Resorts for the three and six months ended June 30, 2011 and 2012 is set forth below (dollars in thousands):

	For the Three Months Ended June 30,
	2011		2012
	Amount	% of System- wide sales of VOIs, net	Amount	% of System-wide sales of VOIs, net

System-wide sales of VOIs (1)	$79,149		$96,217
Changes in sales deferred under timeshare accounting rules	(788)		849
System-wide sales of VOIs, net	78,361	100%	97,066	100%
Less: Sales of third-party VOIs	(26,951)	(34)	(39,393)	(41)
Gross sales of VOIs	51,410	66	57,673	59
Estimated uncollectible VOI notes receivable (2)	(6,632)	(13)	(6,426)	(11)
Sales of VOIs	44,778	57	51,247	53
Cost of VOIs sold (3)	(10,116)	(23)	(9,623)	(19)
Gross profit (3)	34,662	77	41,624	81
Fee-based sales commission revenue	18,308	23	25,703	26
Other fee-based services revenue	17,287	22	18,875	19
Cost of other fee-based services	(9,231)	(12)	(10,241)	(11)
Net carrying cost of VOI inventory	(2,925)	(4)	(1,710)	(2)
Selling and marketing expenses	(35,018)	(45)	(40,938)	(42)
Field general and administrative expenses (4)	(4,745)	(6)	(5,193)	(5)
Operating profit	$18,338	23%	$28,120	29%

	For the Six Months Ended June 30,
	2011		2012
	Amount	% of System- wide sales of VOIs, net	Amount	% of System-wide sales of VOIs, net

System-wide sales of VOIs (1)	$137,623		$170,930
Changes in sales deferred under timeshare accounting rules	(1,304)		(4,154)
System-wide sales of VOIs, net	136,319	100%	166,776	100%
Less: Sales of third-party VOIs	(43,861)	(32)	(59,115)	(35)
Gross sales of VOIs	92,458	68	107,661	65
Estimated uncollectible VOI notes receivable (2)	(10,751)	(12)	(13,094)	(12)
Sales of VOIs	81,707	60	94,567	57
Cost of VOIs sold (3)	(20,654)	(25)	(18,765)	(20)
Gross profit (3)	61,053	75	75,802	80
Fee-based sales commission revenue	29,072	21	38,481	23
Other fee-based services revenue	34,487	25	37,690	23
Cost of other fee-based services	(18,170)	(13)	(19,200)	(12)
Net carrying cost of VOI inventory	(7,067)	(5)	(5,737)	(3)
Selling and marketing expenses	(63,547)	(47)	(73,594)	(44)
Field general and administrative expenses (4)	(8,931)	(7)	(9,668)	(6)
Operating profit	$26,897	20%	$43,774	26%

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted in the same manner as the sale of our VOI inventory.

(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs.

(3)	Percentages for cost of VOIs sold and gross profit are calculated based on sales of VOIs.

(4)

General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses totaled $8.8 million and $11.4 million for the three months ended June 30, 2011 and 2012, respectively, and $19.2 million and $24.7 million for the six months ended June 30, 2011 and 2012, respectively. (See Corporate General and Administrative Expenses below for further discussion).

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of Bluegreen-owned VOIs as well as sales of VOIs owned by third parties and POA Sales. The sales of third-party VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process we use to sell our VOI inventory. We earn commissions on such sales from third parties. System-wide sales of VOIs were $79.1 million and $96.2 million during the three months ended June 30, 2011 and 2012, respectively, and were $137.6 million and $170.9 million during the six months ended June 30, 2011 and 2012, respectively. System-wide sales of VOIs increased during the 2012 periods as a result of an increase in the number of sales transactions, partly offset by a lower average sales price per transaction. The number of sales transactions increased due to higher volume of marketing tours from various marketing initiatives including targeted campaigns to owners as well as increased tours from our alliance marketing programs. Additionally, our sales further benefited from an improved sale-to-tour conversion ratio. During the three months ended June 30, 2012, our sale-to-tour conversion ratio was 17.1% compared to 14.5% during the same period of 2011. During the six months ended June 30, 2012, our sale-to-tour conversion ratio was 17.5% compared to 14.7% during the same period of 2011.

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third parties for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012

Number of sales offices at period-end	20	23	20	23
Number of Bluegreen VOI sales transactions	4,505	5,053	8,027	10,066
Number of sales made on behalf of third parties for a fee	2,054	3,325	3,420	4,904
Total number of VOI sales transactions	6,559	8,378	11,447	14,970
Average sales price per transaction	$12,250	$11,748	$12,189	$11,660
Number of total prospects tours	45,348	48,963	77,632	85,433
Sale-to-tour conversion ratio– total prospects	14.5%	17.1%	14.7%	17.5%
Number of new prospects tours	26,966	28,949	44,766	48,405
Sale-to-tour conversion ratio– new prospects	10.2%	12.0%	10.7%	12.5%
Percentage of sales to owners	57.2%	57.3%	58.1%	58.6%

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $51.4 million and $57.7 million during the three months ended June 30, 2011 and 2012, respectively, and $92.5 million and $107.7 million during the six months ended June 30, 2011 and 2012, respectively. Sales of VOIs owned by us increased during 2012 due to the overall increase in the system-wide sales of VOIs, as further described above.

Gross sales of VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During the three months ended June 30, 2011, due to the timing of revenue recognition, we realized a net deferral of approximately $0.8 million as compared to a net recognition of approximately $0.8 million of sales during the same period in 2012. During the six months ended June 30, 2011 and 2012, due to the timing of revenue recognition, we realized a net deferral of approximately $1.3 million and $4.2 million of sales, respectively.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, reduced by our estimate of uncollectible VOI notes receivable as further described below. Sales of VOIs were $44.8 million during the three months ended June 30, 2011 compared to $51.2 million during the three months ended June 30, 2012, and $81.7 million during the six months ended June 30, 2011 compared to $94.6 million during the six months ended June 30, 2012.

In January 2012 we began selling VOI inventory in connection with a new category of sales requiring low levels of capital deployment whereby we acquire VOI inventory from our resorts’ property owner associations (“POA Sales”) on a non-committed basis, in close proximity to the timing of our selling of such VOIs. VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by us at a discount. Since we acquire the VOIs from the POAs “just-in-time,” POA Sales are included in our “Sales of VOIs” along with sales of our existing VOI inventory. In the future, we intend to enter into similar “just-in-time” arrangements with third-party developers as part of our fee-based services initiative, although we may not be successful in doing so. During the three and the six months ended June 30, 2012, gross revenues from POA Sales were $4.4 million and $7.9 million, respectively.

During the three months ended June 30, 2011 and 2012, we reduced revenue by $6.6 million and $6.4 million, respectively, for the estimated future uncollectibles on our loans. During the six months ended June 30, 2011 and 2012, we reduced revenue by $10.8 million and $13.1 million, respectively, for the estimated future uncollectibles on our loans. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in our estimates of future note receivable performance for existing and newly originated loans. In connection with our quarterly analysis of our loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, we may identify factors or trends that change our estimate of future loan performance and result in a change in our allowance for loan losses. Our estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 13% and 11% during the three months ended June 30, 2011 and 2012, respectively, and were 12% during both the six months ended June 30, 2011 and 2012. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from our estimates.

Cost of VOIs Sold. Cost of VOIs sold represents the cost of Bluegreen VOIs sold during the period and relieved from inventory. During the three months ended June 30, 2011 and 2012, cost of VOIs sold was $10.1 million and $9.6 million, respectively, and represented 23% and 19%, respectively, of sales of VOIs. During the six months ended June 30, 2011 and 2012, cost of VOIs sold was $20.7 million and $18.8 million, respectively, and represented 25% and 20%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period. Additionally, changes in assumptions, including estimated project sales, future defaults, upgrades and estimated incremental revenue from the resale of repossessed VOI inventory, and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners), are reflected on a retrospective basis in the period the change occurs.

Fee-Based Sales Commission Revenue. We earn commissions for the sales of third-party inventory upon the closing of the respective sales transaction. During the three months ended June 30, 2011 and 2012, we sold $27.0 million and $39.4 million, respectively, of third-party inventory and earned sales and marketing commissions of $18.3 million and $25.7 million, respectively. Based on an allocation of our selling, marketing and resort general and administrative expenses to these sales, we believe we generated approximately $4.6 million and $7.0 million in pre-tax profits from these sales during the three months ended June 30, 2011 and 2012, respectively. During the six months ended June 30, 2011 and 2012, we sold $43.9 million and $59.1 million, respectively, of third-party inventory and earned sales and marketing commissions of $29.1 million and $38.5 million, respectively. Based on an allocation of our selling, marketing and resort general and administrative expenses to these sales, we believe we generated approximately $5.8 million and $9.0 million in pre-tax profits from these sales during the six months ended June 30, 2011 and 2012, respectively. The increase in the sales of third-party developer inventory during 2012 is due to the overall increase in the system-wide sales of VOIs further described above.

Net Carrying Cost of VOI Inventory. We are responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory to the property owners’ associations that maintain the resorts. We attempt to mitigate this expense, to the extent possible, through the rental of our owned VOIs. Accordingly, the net carrying cost for our unsold inventory fluctuates with the number of VOIs we own and the number of resorts subject to the developer subsidy arrangements, as well as proceeds from rental and sampler activity. During the three months ended June 30, 2011 and 2012, the carrying cost of our inventory was $6.2 million and $4.2 million, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $3.3 million and $2.5 million, respectively. During the six months ended June 30, 2011 and 2012, the carrying cost of our inventory was $13.0 million and $10.1 million, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $5.9 million and $5.0 million, respectively.

Selling and Marketing Expenses. Selling and marketing expenses were $35.0 million and $40.9 million for the three months ended June 30, 2011 and 2012, respectively, and $63.5 million and $73.6 million for the six months ended June 30, 2011 and 2012, respectively. As a percentage of system-wide sales, net, selling and marketing expenses decreased to 42% during the three months ended June 30, 2012 from 45% during the three months ended June 30, 2011. As a percentage of system-wide sales, net, selling and marketing expenses decreased to 44% during the six months ended June 30, 2012 from 47% during the six months ended June 30, 2011. The decreases in percentages during the three and six months ended June 30, 2012 as compared to the same periods in 2011 are due to improved sale-to-tour conversion and a favorable mix of lower-cost marketing programs. Our sale-to-tour ratio increased to 17.1% during the three months ended June 30, 2012 from 14.5% during the three months ended June 30, 2011. Our sale-to-tour ratio increased to 17.5% during the six months ended June 30, 2012 from 14.7% during the six months ended June 30, 2011. Sales to existing owners, which carry a relatively lower marketing cost, accounted for 57% of system-wide sales during both the three months ended June 30, 2011 and 2012. Sales to existing owners accounted for 59% of system-wide sales during the six months ended June 30, 2012, as compared to 58% during the six months ended June 30, 2011.

Field General and Administrative Expenses. Field general and administrative expenses, which represent expenses directly attributable to our resort sales and marking operations and exclude corporate overhead, were $4.7 million and $5.2 million during the three months ended June 30, 2011 and 2012, respectively, and $8.9 million and $9.7 million during the six months ended June 30, 2011 and 2012, respectively. As a percentage of system-wide sales, net, field general and administrative expenses decreased to 5% during the three months ended June 30, 2012 from 6% during the three months ended June 30, 2011 and decreased to 6% during the six months ended June 30, 2012 from 7% during the six months ended June 30, 2011.

Other Fee-Based Services

Revenues and costs related to our other fee-based services were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Revenues:
Management services	$13,639	$15,016	$26,937	$29,857
Title operations	1,669	2,330	3,861	4,512
Other	1,979	1,529	3,689	3,321
Total other fee-based services revenue	17,287	18,875	34,487	37,690

Costs:
Management services	6,431	7,077	13,015	14,373
Title operations	570	992	1,136	1,878
Other	2,230	2,172	4,019	3,584
Total cost of other fee-based services	9,231	10,241	18,170	19,835

Profit:
Management services	7,208	7,939	13,922	15,484
Title operations	1,099	1,338	2,725	2,634
Other	(251)	(643)	(330)	(263)
Total other fee-based services profit	$8,056	$8,634	$16,317	$17,855

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

Revenues generated by other fee-based services were $17.3 million and $18.9 million during the three months ended June 30, 2011 and 2012, respectively. Revenues generated by other fee-based services were $34.5 million and $37.7 million during the six months ended June 30, 2011 and 2012, respectively. Revenues related to other fee-based services increased in the 2012 periods as we provided services to more VOI owners, earned additional fees on new owner programs, and generated higher title revenues on increased sales volumes during the 2012 periods.

We intend to continue to pursue our efforts to provide our management and title services to resort developers and others, on a cash-fee basis. While our efforts to do so may not be successful, we hope that this will become an increasing portion of our business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $9.2 million and $10.2 million during the three months ended June 30, 2011 and 2012, respectively, and $18.2 million and $19.8 million during the six months ended June 30, 2011 and 2012, respectively. These increases were due to the additional service volume described above.

Interest Income and Interest Expense. The following table details the sources of interest income and interest expense (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Interest Income:
VOI notes receivable:
Non-securitized	$6,209	$5,828	$12,555	$11,714
Securitized	17,529	15,681	35,559	31,566
Other	164	179	344	286
Total interest income	23,902	21,688	48,458	43,566

Interest Expense:
Receivable-backed notes payable:
Recourse	2,566	2,357	5,248	4,648
Non-recourse	7,346	5,997	15,135	12,196
Total interest expense on receivable-backed notes payable	9,912	8,354	20,383	16,844
Other	3,991	2,717	8,138	5,579
Total interest expense	13,903	11,071	28,521	22,423
Net interest spread	$9,999	$10,617	$19,937	$21,143

Interest Income. Interest income was $23.9 million and $21.7 million during the three months ended June 30, 2011 and 2012, respectively, and $48.5 million and $43.6 million during the six months ended June 30, 2011 and 2012, respectively. The decrease in interest income during the 2012 periods compared to the same periods of 2011 was a result of the continued decrease in our VOI notes receivable portfolio, which in turn was due to both the maturing of the portfolio as well as our efforts to increase cash sales and collect higher down payments on those VOI sales that we do finance. While it is not assured, we expect that our notes receivable portfolio will continue to decrease in the near term due to these factors.

Interest Expense. Interest expense on receivable-backed notes payable was $9.9 million and $8.4 million during the three months ended June 30, 2011 and 2012, respectively, and $20.4 million and $16.8 million during the six months ended June 30, 2011 and 2012, respectively. Interest expense decreased in the 2012 periods compared to the same periods of 2011 due to lower average outstanding debt balances during the 2012 periods as a result of debt repayments.

Our other interest expense, which is mainly comprised of interest on lines of credit and notes payable and our junior subordinated debentures, was $4.0 million and $2.7 million during the three months ended June 30, 2011 and 2012, respectively, and $8.1 million and $5.6 million during the six months ended June 30, 2011 and 2012, respectively. Other interest expense decreased in the 2012 periods compared to the same periods of 2011 primarily due to lower average outstanding debt balances during the 2012 periods as a result of debt repayments.

Our effective cost of borrowing was 7.64% and 7.59% during the six months ended June 30, 2011 and 2012, respectively.

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

In 2010, we began earning servicing fee income for servicing the loan portfolios of certain third-parties. Our servicing fee income was approximately $0.1 million and $0.2 million during the three months ended June 30, 2011 and 2012, respectively, and $0.2 million and $0.4 million during the six months ended June 30, 2011 and 2012, respectively. As of June 30, 2012, the total principal amount of notes receivable serviced by us under these arrangements was $56.2 million.

The cost of our mortgage servicing operations was $1.3 million and $1.2 million during the three months ended June 30, 2011 and 2012, respectively, and $2.5 million during both the six months ended June 30, 2011 and 2012.

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

Corporate general and administrative expenses were $8.8 million and $11.4 million during the three months ended June 30, 2011 and 2012, respectively, and were $19.2 million and $24.7 million during the six months ended June 30, 2011 and 2012, respectively. The increase in the 2012 periods compared to the same periods of 2011 primarily reflects increased employee healthcare costs and higher spending on information technology during the 2012 periods.

For a discussion of field selling, general and administrative expenses, see the discussion above.

Other Income/Expense, Net. Other expense, net, was $1.2 million for the three months ended June 30, 2011. Other income, net, was insignificant for the three months ended June 30, 2012. Other expense, net, was $0.9 million for the six months ended June 30, 2011 as compared to other income, net, of $0.4 million during the same period of 2012. The amount for each 2011 period includes a charge of $1.2 million due to an unfavorable outcome related to a disputed deposit on an acquisition attempted in 2005.

Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our condensed consolidated financial statements. The non-controlling interests in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interests in income of consolidated subsidiary was $1.6 million and $2.2 million for the three months ended June 30, 2011 and 2012, respectively. Non-controlling interests in income of consolidated subsidiary was $2.7 million and $4.8 million for the six months ended June 30, 2011 and 2012, respectively.

Provision for Income Taxes. Our effective income tax rate related to our continuing operations was approximately 39% and 40% during the six months ended June 30, 2011 and 2012, respectively. Our quarterly effective income tax rates are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon our taxable earnings as well as on our mix of taxable earnings in the various states in which we operate.

Discontinued Operations. On May 4, 2012, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), if any, it receives upon its sale of two specified parcels of real estate purchased by Southstar under the agreement. Bluegreen Communities’ notes receivable were excluded from the assets sold. The operating results of Bluegreen Communities are presented as a discontinued operation for all periods in our Condensed Consolidated Statements of Income and Comprehensive Income. See Note 10 to our Condensed Consolidated Financial Statements for additional information.

Below are the results of discontinued operations for the three and six months ended June 30, 2011 and 2012 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012

Revenues of discontinued operations	$2,597	$1,017	$7,011	$3,815
Cost of discontinued operations	(4,271)	(3,053)	(10,160)	(5,717)
(Loss) gain on assets held for sale	(56,757)	59	(56,757)	(205)
Interest expense	(772)	(744)	(1,532)	(1,386)
Loss from discontinued operations before benefit for income taxes	(59,203)	(2,721)	(61,438)	(3,493)
Benefit from income taxes	22,817	1,328	23,676	1,797
Loss from discontinued operations, net	$(36,386)	$(1,393)	$(37,762)	$(1,696)

Revenues of discontinued operations, which primarily consist of sales of homesites, were $2.6 million and $1.0 million during the three months ended June 30, 2011 and 2012, respectively, and were $7.0 million and $3.8 million during the six months ended June 30, 2011 and 2012, respectively. Revenues during the six months ended June 30, 2011 were favorably impacted by the recognition of $1.2 million of sales previously deferred under the percentage of completion method of accounting.

Cost of discontinued operations was $4.3 million and $3.1 million for the three months ended June 30, 2011 and 2012, respectively, and was $10.2 million and $5.7 million for the six months ended June 30, 2011 and 2012, respectively. Cost of discontinued operations primarily consists of cost of sales of real estate, expenses associated with the operation of two golf courses, selling and marketing expenses, and general and administrative expenses.

Loss on assets held for sale during the three and six months ended June 30, 2011 primarily consisted of a non-cash charge of $56.4 million to write down the carrying value of the assets held for sale to the fair value less cost to sell. The fair value of the assets held for sale was derived from the sale price under the agreement with Southstar and therefore we did not incur a significant gain or loss upon the closing of the sale transaction in May 2012.

Discontinued operations also include interest expense on notes payable which were collateralized by certain Bluegreen Communities inventory and property and equipment as such debt was required to be repaid upon the sale of the related assets. Interest expense was $0.8 million and $0.7 million during the three months ended June 30, 2011 and 2012, respectively, and $1.5 million and $1.4 million during the six months ended June 30, 2011 and 2012, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the six months ended June 30, 2011 and 2012 (in thousands):

	For the Six Months Ended June 30,
	2011	2012

Cash flows provided by operating activities	$77,759	$64,350
Cash flows (used in) provided by investing activities	(2,158)	25,478
Cash flows used in financing activities	(80,565)	(105,254)
Net decrease in cash and cash equivalents	$(4,964)	$(15,426)

Cash Flows from Operating Activities. We generated $64.4 million of cash from our operating activities during the six months ended June 30, 2012, as compared to $77.8 million of cash generated during the same period in 2011. The decrease in cash from operating activities during the 2012 period as compared to the same period in 2011 reflects approximately $5.0 million higher VOI construction and development spending at our Bluegreen/Big Cedar Joint Venture and lower cash received from notes receivable due to the decreasing balance of the portfolio. Additionally, cash from operating activities in the 2011 period benefited from an income tax refund of approximately $2.5 million.

Cash Flows from Investing Activities. We generated $25.5 million of cash in our investing activities during the six months ended June 30, 2012, as compared to $2.2 million of cash used during the same period in 2011. The cash generated by our investing activities during the 2012 period includes the $27.8 million net proceeds received from the sale of Bluegreen Communities, the majority of which was used to repay the H4BG Communities Facility (see “Cash Flows from Financing Activities”).

Cash Flows from Financing Activities. We used $105.3 million of cash for our financing activities during the six months ended June 30, 2012, as compared to $80.6 million of cash used during the same period of 2011. We used more cash from financing activities in the 2012 period as we repaid in full both the H4BG Communities Facility, which became due and payable upon the sale of the Communities, and the Wells Fargo Term Loan. Also, cash distributions made to the non-controlling member of the Bluegreen/Big Cedar Joint Venture during the 2012 period exceeded the amount of the distribution in the 2011 period. For additional information on the availability of cash from our existing credit facilities as well as our repayment obligations, see Liquidity and Capital Resources below.

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

During the six months ended June 30, 2012, including down payments received on financed sales, 59% of our VOI sales were paid in cash within approximately 30 days from the contract date. We believe that the amount of cash received within 30 days is a result of (i) incentives paid to our sales associates for generating cash sales volume, and (ii) point-of-sale credit card programs provided by third parties for our customers. Should such programs change or be eliminated, or other factors occur which would cause cash sales to be less attractive or desirable to purchasers our percentage of cash sales could decrease significantly.

While the vacation ownership business has historically been capital intensive, our principal goal in the current environment has been to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate higher percentages of our sales in cash compared to historical levels, as discussed above; (ii) maintaining sales volumes that allow us to focus on what we believe to be the most efficient marketing channels available to us; (iii) minimizing capital and inventory expenditures; and (iv) utilizing our sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for us. Our free cash flow generated from collections on our notes receivable portfolio is expected to decrease as the portfolio decreases. However, while there is no assurance it will be the case, we also expect that our cash used in financing activities, specifically required repayments on receivable-backed debt, will also decrease.

Historically, our business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers has been a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in our ability to meet our short and long-term cash needs. We have attempted to diversify our sources of such financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Although we expect to continue to develop VOIs at our Bluegreen/Big Cedar Joint Venture in the near-term, we believe that in general we currently have adequate completed VOIs in inventory to satisfy our needs for the next few years.

Accordingly, except for development at the Bluegreen/Big Cedar Joint Venture, we expect acquisition and development expenditures to remain at current levels in the near term. However, if the opportunity to acquire a strategic property on favorable terms presents itself, we may decide to acquire or develop more inventory in the future which would increase our acquisition and development expenditures and may require us to incur additional debt. We currently expect development expenditures for the second half of 2012 to be in a range of approximately $10.0 million to $15.0 million, with the majority of spending related to the Bluegreen/Big Cedar Joint Venture.

In addition, in connection with our POA Sales and initiatives to pursue other potential “just in time” inventory purchases as part of our fee-based service activities, we may acquire inventory from time to time in the future. Although there is no assurance, such acquisitions are not expected to materially adversely impact our balance sheet or cash flows.

We may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, however, such financing may not be available to us on favorable terms or at all. If our efforts are unsuccessful, our liquidity would be significantly adversely impacted. Further, we may not issue additional shares of our common stock under the terms of our agreement with BFC.

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets or make investments; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. In addition, certain of our financing arrangements limit our ability in the near term to pay cash dividends on our common stock and repurchase shares. Our financing arrangements may be also impacted by our pending merger with BFC. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

Credit Facilities

The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of June 30, 2012. These facilities do not constitute all of our outstanding indebtedness as of June 30, 2012. Our other indebtedness includes outstanding junior subordinated debentures and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of June 30, 2012 (in thousands):

	Borrowing Limit	Outstanding Balance as of June 30, 2012	Availability as of June 30, 2012	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of June 30, 2012

BB&T Purchase Facility(1)	$50,000	$39,400	$10,600	December 2012; December 2015	30 day LIBOR +3.50%; 4.75%(3)
2011 Liberty Bank Facility(1)(2)	60,000	9,598	19,213	February 2013; February 2016	Prime Rate +2.25%; 6.50%(4)
CapitalSource Facility(1)	30,000	9,157	20,843	September 2013; September 2016	30 day LIBOR+5.75%; 6.50%(5)
Quorum Purchase Facility(1)	25,000	11,710	13,290	March 2013; December 2030	8.0%; 6.5% (6)
	$165,000	$69,865	$63,946

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)

In February 2011, we entered into a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. Availability under the 2011 Liberty Bank Facility is reduced by the amounts outstanding to the extending participants under the 2008 Liberty Bank Facility, as the aggregate amount outstanding to such participants under the 2008 Liberty Bank Facility and the 2011 Liberty Bank Facility at any point in time cannot exceed $60.0 million. The amount outstanding under the 2008 Liberty Bank Facility to the extending participants was $31.2 million as of June 30, 2012.

(3)	Interest charged on this facility is subject to a LIBOR floor of 1.25%

(4)	Interest charged on this facility is subject to a floor of 6.50%.

(5)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.

(6)

Interest charged on $6.6 million of the outstanding balance as of June 30, 2012 is subject to a fixed rate of 8.0%.Interest charged on $5.1 million of the outstanding balance as of June 30, 2012 as well as any future advances is subject to a fixed rate of 6.5%.

BB&T Purchase Facility. We have a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”)(the “BB&T Purchase Facility”) that allows for maximum outstanding borrowings of $50.0 million on a revolving basis through December 17, 2012. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5% during the revolving advance period, subject to the terms of the facility and eligible collateral. The BB&T Purchase Facility matures three years after the expiration of the revolving advance period (such three-year period, the “Term-Out Period”), or earlier as provided under the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5% (4.75% as of June 30, 2012). During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. The 30-day LIBOR rate is subject to a floor of 1.25%.

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

During the six months ended June 30, 2012, we pledged $20.0 million of VOI notes receivable to this facility and received cash proceeds of $13.5 million. We also repaid $2.9 million on the facility.

2011 Liberty Bank Facility. In February 2011, we entered into a $60.0 million revolving hypothecation facility (the “2011 Liberty Bank Facility”) with certain participants in our 2008 Liberty Bank Facility. (See “Other Outstanding Receivable-Backed Notes Payable - 2008 Liberty Bank Facility” below for information regarding the 2008 Liberty Bank Facility). The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during the two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($31.2 million as of June 30, 2012), but as outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will, subject to its terms, revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of June 30, 2012).

During the six months ended June 30, 2012, we received cash proceeds of $0.4 million in order to adjust our outstanding balance to be consistent with previously pledged collateral. We also repaid $1.7 million on the facility during the period.

CapitalSource Facility. On September 20, 2011, we entered into a $30.0 million revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of June 30, 2012). During the six months ended June 30, 2012, we pledged $13.2 million of VOI notes receivable to this facility and received cash proceeds of $10.6 million. We also repaid $1.4 million on the facility during the period.

Quorum Purchase Facility. On March 1, 2012, we amended and expanded an existing timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the amended facility and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2013 eligible timeshare receivables from us or certain of our subsidiaries in an amount of up to an aggregate $25.0 million purchase price. The amended terms of the Quorum Purchase Facility include an 83% advance rate and a program fee rate of 6.5% per annum with respect to any future advances and $5.1 million of the outstanding balance at June 30, 2012 ($6.6 million of the outstanding balance at June 30, 2012 bears interest at a fixed rate of 8.0%). Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payments of fees, interest and principal under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by us.

During the six months ended June 30, 2012, we pledged $6.4 million of VOI notes receivable to this facility and received cash proceeds of $5.3 million. We also repaid $1.1 million on the facility.

Other Outstanding Receivable-Backed Notes Payable

We have outstanding obligations under various receivable-backed credit facilities and securitizations that have no remaining future availability. Information regarding these facilities and securitizations is set forth in the table below (dollars in thousands):

	Outstanding Balance as of June 30, 2012	Borrowing Maturity	Borrowing Rate; Rate as of June 30, 2012

2008 Liberty Bank Facility	$42,530	August 2014	Prime + 2.25%; 6.50%(1)

NBA Receivables Facility	13,457	September 2017, October 2018 (2)	30 day LIBOR+5.25%; 6.75%(3)

GE Bluegreen/Big Cedar Facility	11,438	April 2016	30 day LIBOR+1.75%; 2.00%

Legacy Securitization (4)	12,879	September 2025	12.00%

Other Non-Recourse Receivable-Backed	288,468	December 2015 -	5.27% - 7.88%
Notes Payable		March 2026
	$368,772

(1)	Interest charged on this facility is subject to a floor of 6.50%

(2)	$8.5 million of the amount outstanding as of June 30, 2012 matures on September 30, 2017, and $5.0 million matures on October 31, 2018.

(3)	Interest charged on this facility is subject to a floor of 6.75%.

(4)

Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $1.5 million.

2008 Liberty Bank Facility. We have an outstanding revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired pursuant to the terms of the facility. All outstanding borrowings are scheduled to mature no later than August 27, 2014. Indebtedness under the 2008 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of June 30, 2012). During the six months ended June 30, 2012, we repaid $7.2 million on the facility.

NBA Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with this facility. During the six months ended June 30, 2012, we repaid $3.3 million on the facility. The advance period under the facility has expired and $8.5 million of the amount outstanding as of June 30, 2012 matures on September 30, 2017, and $5.0 million matures on October 31, 2018. Indebtedness under the NBA Facility bears interest at 30-day LIBOR rate plus 5.75% (6.75% as of June 30, 2012).

GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility has expired, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75% (2.00% as of June 30, 2012). During the six months ended June 30, 2012, we repaid $4.1 million on the facility.

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

We guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. Indebtedness under the facility bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. During the six months ended June 30, 2012, we repaid $3.3 million on the facility.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, we have other non-recourse securitization debt outstanding. While the ownership of VOI receivables under these securitizations was transferred for legal purposes, these transfers have been accounted for as secured borrowings since January 1, 2010 and therefore are included on our balance sheet. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and to fund required reserves, if any, with the remaining balance of such cash retained by us. During the six months ended June 30, 2012, we repaid $44.5 million under these facilities.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our inventories. As of June 30, 2012, these included the following significant items (dollars in thousands):

	Outstanding Balance as of June 30, 2012	Borrowing Maturity (1)	Borrowing Rate; Rate as of June 30, 2012

RFA AD&C Facility	$14,808	December 2012	10.00%

Foundation Capital	9,474	October 2015	8% (2); 8%

Textron AD&C Facility	2,945	April 2013	Prime + 1.50%; 4.75%

Fifth Third Bank Note Payable	2,814	April 2023	30-day LIBOR+3.00%; 3.25%

Other Lines-of-Credit and Notes Payable	2,495	June 2013 - March 2023	5.00% - 6.00%
	$32,536

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between June 30, 2012 and maturity.

(2)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.

RFA AD&C Facility. This facility was used to finance the acquisition and development of certain of our resorts. We currently have one outstanding project loan, which is primarily collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”). Principal payments are effected through agreed-upon release prices as timeshare interests in the Club 36 resort that serve as collateral under the facility are sold, subject to periodic minimum required amortization.

On March 30, 2012, the Club 36 Loan was amended to extend the maturity date from June 30, 2012 to December 31, 2012 and to grant us an option, subject to certain provisions and the payment of certain additional fees, to further extend the maturity date of the Club 36 Loan until June 30, 2013 with respect to approximately $9.1 million of the amounts outstanding under the facility. The amendment also changed the interest rate under the Club 36 Loan from LIBOR plus 4.5% to a fixed rate of 10%.

During the six months ended June 30, 2012, we repaid $6.8 million of the outstanding balance under this facility.

Foundation Capital. In 2010, in two separate transactions, the Bluegreen/Big Cedar Joint Venture acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the Bluegreen/Big Cedar Joint Venture’s existing Wilderness Club at Big Cedar. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc. (“Foundation Capital”), with the notes totaling $13.2 million. The real estate property acquired in connection with these transactions serves as collateral on the notes payable. Both notes payable to Foundation Capital have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes will be based upon release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements. During the six months ended June 30, 2012, the Bluegreen/Big Cedar Joint Venture repaid $3.4 million of the outstanding balance under this facility.

Textron AD&C Facility. We had a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility was used to facilitate the borrowing of funds for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.50% (4.75% as of June 30, 2012) and is due monthly. The advance period under the Textron AD&C Facility has expired.

The outstanding balance under the Textron AD&C facility as June 30, 2012 of $2.9 million relates to the sub-loan used for the acquisition of our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013. During the six months ended June 30, 2012, we repaid $0.9 million of the outstanding balance under this facility.

Fifth Third Bank Note Payable. In April 2008, we purchased a building in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023. The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.25% as of June 30, 2012). Repayments of the outstanding balance during the six months ended June 30, 2012 were not material.

Commitments

Our material commitments as of June 30, 2012 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete our projects based on our sales contracts with customers and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of our outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our non-cancelable operating leases by period due date, as of June 30, 2012 (in thousands):

	Payments Due by Period

	Less than 1 year	1 — 3 Years	4 — 5 Years	After 5 Years	Total
Contractual Obligations
Receivable-backed notes payable(1)	$—	$48,047	$84,358	$306,232	$438,637
Lines-of-credit and notes payable	20,277	1,668	8,910	1,681	32,536
Jr. subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	5,884	11,131	10,920	19,585	47,520
Total contractual obligations	26,161	60,846	104,188	438,325	629,520

Interest Obligations (2)
Receivable-backed notes payable	28,925	56,094	46,369	122,240	253,628
Lines-of-credit and notes payable	2,001	2,109	517	319	4,946
Jr. subordinated debentures	5,886	11,772	11,772	109,636	139,066
Total contractual interest	36,812	69,975	58,658	232,195	397,640
Total contractual obligations	$62,973	$130,821	$162,846	$670,520	$1,027,160

(1)	Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $1.5 million.

(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2012.

We estimate that the cash required to satisfy our development obligations related to resort buildings and resort amenities is approximately $5.7 million as of June 30, 2012. We also estimate that the cash required to satisfy our retained obligations related to certain Bluegreen Communities projects is approximately $0.9 million as of June 30, 2012. We plan to fund these expenditures over the next three to five years, primarily with cash generated from operations; however, we may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that we are not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, we anticipate that we will incur such obligations in the future.

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

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, we may be required to seek waivers of such covenants, and we may not be successful in obtaining waivers, and such covenants may limit our ability to raise funds, sell receivables, or satisfy or refinance our obligations, or otherwise adversely affect our operations. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond our control.

Off-balance-sheet Arrangements

As of June 30, 2012, we did not have any “off-balance sheet” arrangements.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, there have not been any material changes in our legal proceedings from those previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, was the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest did not breach a duty to the plaintiffs by not leasing the mineral rights. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. No information is available as to when the trial court will render its ruling.

Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. During mediation held in June 2012, Southwest and the named plaintiffs (Lesley) reached agreement to settle their disputes with Southwest agreeing to pay Lesley $200,000 for dismissal of their claims. Similarly, during the same mediation Southwest settled with seven of the lot owners claiming diminution of lot values for $5,000 collectively. However, settlement was not reached with the other landowners possessing reserved mineral rights, nor with the majority of lot owners who filed the cross-claim against Southwest. Southwest intends to vigorously defend itself with respect to the pending matter.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended June 30, 2012, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Exchange Act. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such program from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares under our share repurchase program since the fiscal year ended April 1, 2001. As of June 30, 2012, there were 694,500 shares remaining for purchase under our current share repurchase program.

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

BLUEGREEN CORPORATION (Registrant)

Date: August 7, 2012	By:	/S/ JOHN M. MALONEY, JR.
John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2012	By:	/S/ ANTHONY M. PULEO
Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 7, 2012	By:	/S/ RAYMOND S. LOPEZ
Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)