Form 10-Q/A
period 2012-06-30
BLUEGREEN CORP
filed 2012-09-05
CIK 778946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A Amendment No. 1

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

          Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 1, 2012, there were 31,553,513 shares of the registrant’s common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No.1 to Bluegreen Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012 (the “Form 10-Q”), is to furnish as exhibits to the Form 10-Q, pursuant to Rule 405 of Regulation S-T promulgated by the Securities and Exchange Commission, the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Part II - Other Information

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012.

**	Previously furnished with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012.

***

Pursuant to Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN CORPORATION (Registrant)

Date: September 5, 2012	By:	/S/ JOHN M. MALONEY, JR.
John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 5, 2012	By:	/S/ ANTHONY M. PULEO
Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: September 5, 2012	By:	/S/ RAYMOND S. LOPEZ
Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)