Form 10-Q
period 2012-09-30
BLUEGREEN CORP
filed 2012-11-14
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2012

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	001-09292

Bluegreen Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	03-0300793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4960 Conference Way North, Suite 100, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2012, there were 31,555,513 shares of the registrant’s common stock, $0.01 par value, outstanding.

2

BLUEGREEN CORPORATION

Index to Quarterly Report on Form 10-Q

Part I - Financial Information

Part II - Other Information

TRADEMARKS

The terms “Bluegreen®,” “Bluegreen Communities®,” “Bluegreen Getaway Station®,” “Bluegreen Resorts®,” “Bluegreen Vacation Club®,” “Bluegreen Wilderness Club™ at Big Cedar®,” “Colorful Places to Play®,” “Colorful Places To Live And Play®,” “LeisurePath®,” “You’re Going To Like What You See!®,” “Encore Rewards®,” “Outdoor Traveler Logo®,” “Outdoor Traveler Destinations logo®,” “Great Vacations Destinations®,” and “Select Connections®” are registered in the U.S. Patent and Trademark Office by Bluegreen Corporation.

The terms “The Hammocks  at Marathon™,”  “Orlando’s Sunshine Resort™,” “Solara Surfside™,” “Mountain Run at Boyne™,” “The Falls Village™,” “Bluegreen Wilderness Club™,” “Grande Villas at World Golf Village™,” “The Lodge Alley Inn™,” “Carolina Grande™,” “Harbour Lights™,” “BG Patrick Henry Square™,” “SeaGlass Tower™,” “Shore Crest Vacation Villas™,” “Laurel Crest™,” “MountainLoft™,” “MountainLoft Resort II™,”  “Daytona SeaBreeze™,” “Shenandoah Crossing™,” “Christmas Mountain Village™,” “Club La Pension™,” “Bluegreen Odyssey Dells™,” “Encore Dividends™,” “Bluegreen Preferred™,” “BG Pirates Lodge™,” “Bluegreen Traveler Plus™,” “BG Club 36™,” “The Cliffs™ at Long Creek ,” “Bluegreen Wilderness Traveler at Shenandoah™,” “Outdoor Traveler Destinations™,” “Prizzma™,” “Prizzma The Fun Exchange™,” “Bluegreenaxis™,” “Bluegreen Getaways™,” “Bluegreen Vacations™,” “Bluegreen Share Happiness™,” “Bluegreen Vacations Share Happiness™,”  and “Hospitality Happens Here™, Monaire™” are trademarks or service marks of Bluegreen Corporation in the United States.

The terms “Big Cedar®” and “Bass Pro Shops®” are registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.  The term “World Golf Village®” is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc.  All other marks are registered marks of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	September 30,
	2011	2012
ASSETS	(1)	(Unaudited)

Unrestricted cash and cash equivalents	$80,931	$100,236
Restricted cash ($38,913 and $35,876 in VIEs in December 31, 2011 and September 30, 2012, respectively)	51,125	60,148
Notes receivable, net ($375,904 and $370,121 in VIEs at December 31, 2011 and September 30, 2012, respectively)	512,517	489,440
Inventory	302,843	280,569
Prepaid expenses	4,120	8,563
Other assets	47,100	52,901
Property and equipment, net	70,112	69,157
Assets held for sale	28,625	—
Total assets	$1,097,373	$1,061,014

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$8,834	$10,908
Accrued liabilities and other	62,878	73,811
Deferred income	24,549	30,304
Deferred income taxes	15,776	35,546
Receivable-backed notes payable - recourse ($15,826 and $11,511 in VIEs at December 31, 2011 and September 30, 2012, respectively)	110,016	65,063
Receivable-backed notes payable - non-recourse (in VIEs)	369,314	373,385
Lines-of-credit and notes payable	86,817	20,396
Junior subordinated debentures	110,827	110,827
Total liabilities	$789,011	$720,240

Contingencies (Note 8)

Shareholders' Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 140,000 shares authorized; 31,288 and 31,349 shares issued December 31, 2011 and September 30, 2012, respectively	313	313
Additional paid-in capital	191,999	193,672
Retained earnings	77,018	107,588
Total Bluegreen Corporation shareholders' equity	269,330	301,573
Non-controlling interest	39,032	39,201
Total shareholders’ equity	308,362	340,774
Total liabilities and shareholders' equity	$1,097,373	$1,061,014

(1)	The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,

	2011	2012

Revenues:
Gross sales of VOI	$56,658	$65,326
Estimated uncollectible VOI notes receivable	(10,770)	(8,354)
Sales of VOIs	45,888	56,972

Fee-based sales commission revenue	23,460	27,798
Other fee-based services revenue	18,838	19,401
Interest income	23,533	21,485
Other income, net	—	377
	111,719	126,033

Costs and expenses:
Cost of VOIs sold	11,349	12,590
Cost of other resort fee-based services	12,912	10,416
Selling, general and administrative expenses	56,098	69,482
Interest expense	13,225	10,651
	93,584	103,139

Income before non-controlling interest, provision for income taxes, and discontinued operations	18,135	22,894
Provision for income taxes	5,939	8,149
Income from continuing operations	12,196	14,745
Loss from discontinued operations, net of income taxes	(2,626)	(347)
Net income	9,570	14,398
Less: Net income attributable to non-controlling interest	2,520	2,738
Net income attributable to Bluegreen Corporation	$7,050	$11,660

Income (loss) attributable to Bluegreen Corporation per common share - Basic
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.31	$0.38
Loss per share from discontinued operations	(0.08)	(0.01)
Earnings per share attributable to Bluegreen shareholders	$0.23	$0.37

Income (loss) attributable to Bluegreen Corporation per common share - Diluted
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.30	$0.38
Loss per share from discontinued operations	(0.08)	(0.01)
Earnings per share attributable to Bluegreen shareholders	$0.22	$0.37

Weighted average number of common shares:
Basic	31,245	31,347
Diluted	32,429	31,605

Comprehensive income attributable to Bluegreen Corporation	$7,050	$11,660

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Nine Months Ended September 30,

	2011	2012

Revenues:
Gross sales of VOI	$149,116	$172,987
Estimated uncollectible VOI notes receivable	(21,521)	(21,448)
Sales of VOIs	127,595	151,539

Fee-based sales commission revenue	52,532	66,279
Other fee-based services revenue	53,325	57,091
Interest income	71,986	65,051
Other income, net	—	759
	305,438	340,719

Costs and expenses:
Cost of VOIs sold	32,003	31,355
Cost of other resort fee-based services	38,149	35,353
Selling, general and administrative expenses	149,448	178,845
Interest expense	41,746	33,074
Other expense, net	910	—
	262,256	278,627

Income before non-controlling interest, provision for income taxes, and discontinued operations	43,182	62,092
Provision for income taxes	14,650	21,960
Income from continuing operations	28,532	40,132
Loss from discontinued operations, net of income taxes	(40,389)	(2,043)
Net (loss) income	(11,857)	38,089
Less: Net income attributable to non-controlling interest	5,261	7,519
Net (loss) income attributable to Bluegreen Corporation	$(17,118)	$30,570

(Loss) income attributable to Bluegreen Corporation per common share - Basic
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.75	$1.04
Loss per share from discontinued operations	(1.29)	(0.07)
(Loss) earnings per share attributable to Bluegreen shareholders	$(0.55)	$0.98

(Loss) income attributable to Bluegreen Corporation per common share - Diluted
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.72	$1.03
Loss per share from discontinued operations	(1.26)	(0.06)
(Loss) earnings per share attributable to Bluegreen shareholders	$(0.53)	$0.97

Weighted average number of common shares:
Basic	31,211	31,288
Diluted	32,156	31,554

Comprehensive (loss) income attributable to Bluegreen Corporation	$(17,118)	$30,570

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2012

Operating activities:
Net (loss) income	$(11,857)	$38,089
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash loss on assets held for sale	57,791	—
Non-cash stock compensation expense	2,407	1,802
Depreciation and amortization	10,438	9,685
Estimated uncollectible notes receivable	21,571	21,437
(Benefit) provision for deferred income taxes	(10,867)	19,770
Changes in operating assets and liabilities:
Restricted cash	(2,599)	(9,023)
Notes receivable	17,208	1,640
Prepaid expenses and other assets	(1,017)	(10,494)
Inventory	29,021	23,544
Accounts payable, accrued liabilities and other	7,494	18,807
Net cash provided by operating activities	119,590	115,257

Investing activities:
Purchases of property and equipment	(2,865)	(4,301)
Proceeds from sale of communities division, net	—	27,750
Net cash (used in) provided by investing activities	(2,865)	23,449

Financing activities:
Proceeds from borrowings collateralized by notes receivable	40,372	148,686
Payments on borrowings collateralized by notes receivable	(115,889)	(190,073)
Payments under line-of-credit facilities and notes payable	(38,139)	(67,876)
Payments of debt issuance costs	(1,301)	(2,659)
Proceeds from exercise of employee stock options	169	185
Cash settlement of stock options	—	(314)
Distributions to non-controlling interest	(3,626)	(7,350)
Net cash used in financing activities	(118,414)	(119,401)
Net (decrease) increase in cash and cash equivalents	(1,689)	19,305
Unrestricted cash and cash equivalents at beginning of period	72,085	80,931
Unrestricted cash and cash equivalents at end of period	$70,396	$100,236

See accompanying notes to condensed consolidated financial statements.

BLUEGREEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The financial information furnished herein reflects all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. For further information, refer to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).

Organization

We are a sales, marketing and management company, focused on the vacation ownership industry. Our business has historically been conducted through two operating segments — our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”).

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

Bluegreen Communities historically marketed residential homesites, the majority of which were sold directly to retail customers seeking to build a home generally in the future. Bluegreen Communities operations also included realty and daily-fee golf course operations. On May 4, 2012, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), if any, it receives in the event of its sale of two specified parcels of real estate purchased by Southstar under the agreement. Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, were not sold to Southstar. Bluegreen Communities is classified as a discontinued operation for all periods presented. See Note 10 for additional information.

On November 11, 2011, we entered into a definitive merger agreement with BFC Financial Corporation (“BFC”). BFC indirectly through its wholly-owned subsidiary Woodbridge Holdings, LLC, currently owns approximately 54% of our common stock. Pursuant to the terms of the merger agreement, and subject to the conditions set forth herein, if the merger is consummated, we would become a wholly-owned subsidiary of BFC and our shareholders (other than BFC) would be entitled to receive eight shares of BFC’s Class A Common Stock for each share of our common stock that they hold at the effective time of the merger (subject to adjustment in connection with the reverse stock split of BFC contemplated by the merger agreement).

The merger was approved by both our and BFC’s shareholders on June 19, 2012; however, consummation of the merger remains subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. Under the terms of the merger agreement, either party was permitted to terminate the agreement if the merger was not consummated by September 30, 2012. As previously disclosed, in light of the parties’ continued efforts towards consummation of the merger, on September 27, 2012, we agreed with BFC that neither party would exercise its right to so unilaterally terminate the merger agreement prior to December 31, 2012. There is no assurance that the merger will be consummated on the contemplated terms, including in the contemplated time frame, or at all.

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

Principles of Consolidation and Basis of Presentation

Our condensed consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, variable interest entities (sometimes referred to herein as “VIEs”) of which we are the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations (Topic 810), and Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and our majority voting control of its management committee. We do not consolidate our statutory business trusts formed to issue trust preferred securities as these entities represent variable interest entities in which we are not the primary beneficiary. The statutory business trusts are accounted for under the equity method of accounting. We have eliminated all significant intercompany balances and transactions in consolidation.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Basic and diluted earnings per common share — numerator:
Income from continuing operations	$12,196	$14,745	$28,532	$40,132
Less: Net income attributable to non-controlling interests	2,520	2,738	5,261	7,519
Income from continuing operations attributable to Bluegreen Corporation	$9,676	$12,007	$23,271	$32,613
Denominator:
Denominator for basic earnings per common share-weighted-average shares	31,245	31,347	31,211	31,288
Effect of dilutive securities:
Stock options and unvested restricted stock (1)	1,184	258	945	266
Denominator for diluted earnings per common share-adjusted weighted-average shares and assumed conversions	32,429	31,605	32,156	31,554

Earnings per share from continuing operations attributable to Bluegreen Corporation – Basic:	$0.31	$0.38	$0.75	$1.04

Earnings per share from continuing operations attributable to Bluegreen Corporation – Diluted:	$0.30	$0.38	$0.72	$1.03

(1)	During the three months ended September 30, 2011 and 2012, approximately 2.7 million and 1.0 million shares, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. During the nine months ended September 30, 2011 and 2012, approximately 2.6 million and 1.0 million shares, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.

The following table includes changes in shareholders’ equity, including changes in equity attributable to Bluegreen shareholders and changes in equity attributable to non-controlling interests (in thousands):

		Equity Attributable to Bluegreen Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest

31,288	Balance at December 31, 2011	$308,362	$313	$191,999	$77,018	$39,032
—	Net income	38,089	—	—	30,570	7,519
—	Member distribution to non-controlling interest holder	(7,350)	—	—	—	(7,350)
61	Shares issued upon exercise of stock options	185	—	185	—	—
—	Cash settlement of stock options	(314)	—	(314)	—	—
—	Stock compensation	1,802	—	1,802	—	—
31,349	Balance at September 30, 2012	$340,774	$313	$193,672	$107,588	$39,201

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

2. Notes Receivable

The table below provides information relative to our notes receivable and our allowance for loan losses as of December 31, 2011 and September 30, 2012 (dollars in thousands):

	As of
	December 31, 2011	September 30, 2012

Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$154,020	$130,917
VOI notes receivable - securitized	459,778	441,951
	613,798	572,868
Allowance for loan losses - non-securitized	(22,739)	(16,508)
Allowance for loan losses - securitized	(83,874)	(71,830)
VOI notes receivable, net	$507,185	$484,530

Allowance as a % of gross notes receivable	17%	15%

Notes receivable secured by homesites:
Notes receivable	$5,801	$5,323
Allowance for loan losses	(469)	(413)
Homesite notes receivable, net	$5,332	$4,910

Allowance as a % of gross notes receivable	8%	8%

Total notes receivable:
Gross notes receivable	$619,599	$578,191
Allowance for loan losses	(107,082)	(88,751)
Notes receivable, net	$512,517	$489,440

Allowance as a % of gross notes receivable	17%	15%

The weighted-average interest rate on our notes receivable was 15.3% and 15.5% at December 31, 2011 and September 30, 2012, respectively. All of our VOI loans bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.4% at December 31, 2011 and 15.5% at September 30, 2012. The majority of our notes receivable secured by homesites, which were excluded from the sale of Bluegreen Communities to Southstar, bear interest at variable rates. The weighted-average interest rate charged on loans secured by homesites was 7.8% and 7.7% at December 31, 2011 and September 30, 2012, respectively.

Our VOI receivables are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of our homesite notes receivable are secured by homesites in Georgia, Texas, and Virginia.

Our notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended, and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. Our VOI notes receivable are generally written off as uncollectible when they have become approximately 120 days past due. As of December 31, 2011 and September 30, 2012, $20.9 million and $13.2 million, respectively, of our VOI notes receivable were more than three months past due and, in accordance with our policy, were not accruing interest income.

Credit Quality for Financed Receivables and the Allowance for Credit Losses

The activity in our allowance for loan losses (including our homesite notes receivable) was as follows (dollars in thousands):

Balance, December 31, 2011	$107,082
Provision for loan losses	21,437
Less: Write-offs of uncollectible receivables	(39,768)
Balance, September 30, 2012	$88,751

We hold large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables. In estimating future credit losses, we do not use a single primary indicator of credit quality but instead evaluate our VOI notes receivable based upon a combination of factors, including a static pool analysis, the aging of the respective receivables, current default trends and prepayment rates by origination year, as well as the FICO® scores of the borrowers.

The following table shows the delinquency status of our VOI notes receivable as of December 31, 2011 and September 30, 2012 (dollars in thousands):

	As of
	December 31,	September 30,
	2011	2012
Current	$576,063	$548,506
31-60 days	9,038	6,183
61-90 days	7,836	5,001
Over 91 days (1)	20,861	13,178
Total	$613,798	$572,868

(1)	Includes $12.1 million and $7.5 million as of December 31, 2011 and September 30, 2012, respectively, related to VOI transactions that, as of the applicable date, had been foreclosed but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable. These VOI notes receivable have been reflected in the allowance for loan loss.

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

With each securitization, we generally retain a portion of the securities. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of September 30, 2012, we were in compliance with all applicable terms and no trigger events had occurred.

In accordance with applicable guidance for the consolidation of variable interest entities, we analyze our variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and we base our qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. We also use our qualitative analysis to determine if we must consolidate a variable interest entity as the primary beneficiary. In accordance with applicable accounting guidance currently in effect, we have determined these securitization entities to be VIEs and consolidate the entities into our financial statements as we are the primary beneficiary of the entities.

Under the terms of certain of our timeshare note sales, we have the right to repurchase or substitute a limited amount of defaulted mortgage notes for new notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Voluntary repurchases and substitutions by us of defaulted notes during the nine months ended September 30, 2011 and 2012 were $18.5 million and $9.8 million, respectively.

Information related to the assets and liabilities of the VIEs included on our Condensed Consolidated Balance Sheets is presented below (in thousands):

	As of
	December 31, 2011	September 30, 2012

Restricted cash	$38,913	$35,876
Securitized notes receivable, net	375,904	370,121
Receivable backed notes payable - non-recourse	369,314	373,385
Receivable backed notes payable - recourse	15,826	11,511

The restricted cash and the securitized notes receivable balances set forth above are restricted to satisfy obligations of the VIEs.

4. Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	December 31, 2011	September 30, 2012

Completed VOI units	$218,281	$196,501
Construction-in-progress	1,609	530
Real estate held for future development	82,953	83,538
	$302,843	$280,569

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

Interest capitalized to VOI inventory during the three and nine months ended September 30, 2011 and 2012 was insignificant. The interest expense reflected in our Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is net of capitalized interest.

5. Debt

Lines-of-Credit and Notes Payable

Financial data related to our lines-of-credit and notes payable facilities were as follows on the dates indicated (dollars in thousands):

	As of
	December 31, 2011			September 30, 2012
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

RFA AD&C Facility	$21,619	4.80%	$70,640	$3,033	10.00%	$51,320
H4BG Communities Facility	23,889	8.00%	21,373	—	—	—
Wells Fargo Term Loan	19,858	7.17%	98,034	—	—	—
Foundation Capital	12,860	8.00%	15,437	9,421	8.00%	13,999
Textron AD&C Facility	3,866	4.75%	9,653	2,850	4.75%	9,767
Fifth Third Bank Note Payable	2,909	3.30%	4,518	2,758	3.21%	4,397
Other	1,816	5.00 – 6.88%	1,705	2,334	5.00 – 6.00%	4,353
Total	$86,817		$221,360	$20,396		$83,836

Significant changes related to our lines-of-credit and notes payable during the nine months ended September 30, 2012 include:

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

During the nine months ended September 30, 2012, we repaid $18.6 million of the outstanding balance under this facility. The remaining $3.0 million outstanding balance was repaid in full during October 2012.

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

Foundation Capital. During the nine months ended September 30, 2012, we repaid $3.4 million of the outstanding balance under the facility.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows on the dates indicated (dollars in thousands):

	As of
	December 31, 2011			September 30, 2012
	Debt Balance	Interest Rate	Principal Balance of Pledged/Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/Secured Receivables
Recourse receivable-backed notes payable:
2008 Liberty Bank Facility	$49,742	6.50%	$60,708	$—	—	$—
2011 Liberty Bank Facility	10,858	6.50%	13,367	18,874	6.50%	23,279
GE Bluegreen/Big Cedar
Receivables Facility (2)	15,551	2.05%	24,512	9,476	1.96%	20,839
Legacy Securitization (1) (2)	17,623	12.00%	25,899	12,817	12.00%	20,859
NBA Receivables Facility	16,758	6.75%	23,064	12,088	6.75%	19,121
CapitalSource Facility	—	—	—	13,114	6.50%	17,250
RFA Receivables Facility (2)	1,281	4.30%	2,866	—	—	—
Total before discount	111,813		150,416	66,369		101,348
Less unamortized discount on
Legacy Securitization	(1,797)		—	(1,306)		—
Total	$110,016		$150,416	$65,063		$101,348

Non-recourse receivable-backed notes payable:

BB&T Purchase Facility	$28,810	4.75%	$42,075	$—	4.75%	$—
GE 2004 Facility (2)	8,144	7.16%	9,301	6,780	7.16%	7,700
2004 Term Securitization (2)	11,307	5.27%	11,693	—	5.27%	—
2005 Term Securitization (2)	39,591	5.98%	44,277	29,569	5.98%	32,363
GE 2006 Facility (2)	41,275	7.35%	47,015	35,304	7.35%	39,885
2006 Term Securitization (2)	40,194	6.16%	44,128	31,906	6.16%	34,802
2007 Term Securitization (2)	78,062	7.32%	89,502	63,807	7.32%	72,117
2008 Term Securitization (2)	30,148	7.88%	34,699	24,357	7.88%	28,112
2010 Term Securitization (2)	84,275	5.54%	102,014	70,434	5.54%	85,156
Quorum Purchase Facility	7,508	8.00%	9,175	11,228	6.50 - 8.00%	13,331
2012-A Term Securitization	—	—	—	100,000	2.94%	107,626
Total	$369,314		$433,879	$373,385		$421,092
Total receivable-backed debt	$479,330		$584,295	$438,448		$522,440

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.
(2)	These receivable-backed notes payable are included in the Other Receivable-Backed Notes Payable section below.

Significant changes related to our receivable-backed notes payable facilities during the nine months ended September 30, 2012 include:

2008 Liberty Bank Facility. The outstanding balance was repaid in full during September 2012 in connection with the 2012 Term Securitization described below.

2011 Liberty Bank Facility. The 2011 Liberty Bank Facility provides for maximum outstanding borrowings of $60.0 million at an 85% advance rate on eligible receivables pledged under the facility on a revolving basis during the two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of September 30, 2012). During the nine months ended September 30, 2012 we pledged $11.9 million of VOI notes receivable to this facility and received cash proceeds of $10.1 million. In addition, during the nine months ended September 30, 2012, we received cash proceeds of $1.0 million in order to adjust our outstanding balance to be consistent with previously pledged collateral. We also repaid $3.1 million on the facility during the period.

NBA Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with this facility. During the nine months ended September 30, 2012, we repaid $4.7 million on the facility.

In October 2012, the NBA Receivables Facility was amended to provide for borrowings on a revolving basis through October 2014 to be secured by eligible timeshare receivables from the Bluegreen/Big Cedar Joint Venture in amounts up to an aggregate of $30.0 million. Under the amended facility, future advances will be made at an advance rate of 85% and bear interest at the 30-day LIBOR plus 4.5% per annum subject to a floor of 6.0%. Certain future advances are also subject to a 1.5% loan fee. The outstanding balance prior to the amendment ($12.1 million as of September 30, 2012) bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. All amounts will mature and be due on April 10, 2020 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility.

BB&T Purchase Facility. We have a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”) which allows for maximum outstanding borrowings of $50.0 million and has a revolving advance period through December 17, 2012. During the nine months ended September 30, 2012, we pledged $24.7 million of VOI notes receivable to this facility and received cash proceeds of $16.7 million. In addition, during September 2012, we repaid all outstanding borrowings under this facility in connection with the 2012 Term Securitization described below.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.

Quorum Purchase Facility. During March 2012, we amended and expanded an existing timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the amended facility and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2013 eligible timeshare receivables from us or certain of our subsidiaries in an amount of up to an aggregate $25.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 83% advance rate, with respect to any future advances. The March 2012 amendment also provided for a program fee rate of 6.5% per annum with respect to any future advances. During September 2012, the facility was further amended to decrease the program fee rate with respect to advances subsequent to the date of such amendment to 6.0% per annum.  As of September 30, 2012, $6.3 million of the outstanding balance bears interest at a fixed rate of 8.0% pursuant to the terms of the original agreement, and $4.9 million of the outstanding balance bears interest at a fixed rate of 6.5% in accordance with the terms of the March 2012 amendment. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payments of fees, interest and principal under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

During the nine months ended September 30, 2012, we pledged $6.4 million of VOI notes receivable to this facility and received cash proceeds of $5.3 million. We also repaid $1.6 million on the facility.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by us.

CapitalSource Facility. We have a $30.0 million revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of September 30, 2012). During the nine months ended September 30, 2012, we pledged $19.3 million of VOI notes receivable to this facility and received cash proceeds of $15.6 million. We also repaid $2.5 million on the facility during the period.

2012 Term Securitization. On September 13, 2012, we completed a private offering and sale of $100 million of investment-grade, timeshare loan-backed notes (the "2012 Term Securitization") to BB&T Capital Markets and RBS Securities Inc as initial purchasers. The 2012 Term Securitization consisted of the issuance of two tranches of timeshare-loan backed notes: $79.05 million of Class A notes and $20.95 million of Class B notes with interest rates of 2.66% and 3.99%, respectively, which blended to a weighted-average interest rate of 2.94%. The gross advance rate for this transaction was 89.5%.

The amount of the timeshare receivables sold was approximately $111.7 million, approximately $109.8 million of which was provided prior to September 30, 2012 and the remainder of which was provided during October 2012. Approximately $78.0 million of the $100.0 million of gross proceeds were used to repay in full both the BB&T Purchase Facility and the 2008 Liberty Bank Facility as described above, as well as to capitalize a reserve fund and pay fees and expenses associated with the transaction. The remaining $22.0 million of gross proceeds is expected to be used for general corporate purposes.

While ownership of the timeshare receivables included in the 2012 Term Securitization was transferred and sold for legal purposes, the transfer of these timeshare receivables was accounted for as a secured borrowing for financial accounting purposes.

Other Receivable-Backed Notes Payable. In addition to the above described facilities, during the nine months ended September 30, 2012, we repaid $83.0 million of our other receivable-backed notes payable, which included a full repayment of the 2004 Term Securitization.

Junior Subordinated Debentures

As more fully disclosed in the Annual Report, we have formed statutory business trusts (collectively, the "Trusts"), each of which issued trust preferred securities and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary. Accordingly, we do not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

The interest rate on the securities issued by Bluegreen Statutory Trust (“BST”) I is equal to the 3-month LIBOR plus 4.90% (5.26% as of September 30, 2012). The interest rate on the securities issued by BST II, III, IV and V is equal to the 3-month LIBOR plus 4.85% (5.21% as of September 30, 2012). The interest rate on the securities issued by Bluegreen Statutory Trust VI is equal to the 3-month LIBOR plus 4.80% (5.16% as of September 30, 2012).

Please refer to the Liquidity and Capital Resources section included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for additional information related to our debt. Additional information regarding our debt is also included in the Annual Report.

As of September 30, 2012, we were in compliance with all applicable debt covenants under our debt instruments.

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

As of September 30, 2012, we did not have any assets or liabilities which were measured at fair value on our condensed consolidated financial statements.

The carrying amounts and estimated fair values of our financial instruments which are not measured at fair value on our condensed consolidated financial statements are as follows (in thousands):

	As of December 31, 2011		As of September 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes receivable, net	$512,517	$558,000	$489,440	$538,000
Lines-of-credit, notes payable, and receivable-backed notes payable	566,147	554,000	458,844	468,000
Junior subordinated debentures	110,827	53,000	110,827	83,000

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

7. Common Stock and Stock Option Plans

Share-Based Compensation

There were no grants of stock-based awards during the three or nine months ended September 30, 2011 or 2012.

Total stock-based compensation expense, including amounts associated with liability awards, for non-employee directors and employees was $0.7 million and $0.6 million during the three months ended September 30, 2011 and 2012, respectively, and $2.4 million and $2.0 million during the nine months ended September 30, 2011 and 2012, respectively. The following table sets forth certain information related to our unrecognized compensation for stock-based awards as of September 30, 2012:

	Weighted Average Remaining Recognition	Unrecognized Compensation
	(In years)	(In 000’s)

Stock Option Awards	0.6	$95
Restricted Stock Awards	0.3	$680 (1)

(1)	Includes unrecognized compensation related to restricted shares that were modified to liability awards, as such expense will continue to be recognized over the remaining service period of the liability award through December 31, 2012.

The activity related to stock options during the nine months ended September 30, 2012 was as follows:

	Outstanding Options (In 000’s)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable (In 000’s)	Aggregate Intrinsic Value (In 000’s)
Balance at December 31, 2011	1,505	$9.03	1,163	$6
Granted	—	$—
Forfeited	—	$—
Expired	(93)	$15.26
Stock options settled for cash	(200)	$3.45
Exercised	(61)	$3.04
Balance at September 30, 2012	1,151	$9.82	909	$672

During the nine months ended September 30, 2011, options to purchase 67,000 shares of our common stock were exercised. During the three and nine months ended September 30, 2012, options to purchase 2,000 and 61,000 shares, respectively, of our common stock were exercised.

The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at September 30, 2012 (grouped by range of exercise prices) were:

	Number of Options (In 000’s)	Number of Vested Options (In 000’s)	Weighted-Average Remaining Contractual Term (In years)	Weighted-Average Exercise Price	Weighted-Average Exercise Price (Vested Only)

$2.75 - $3.00	56	56	6.8	$2.75	$2.75
$3.01 - $4.52	149	149	0.4	$3.48	$3.48
$4.53 - $10.20	405	163	3.4	$7.31	$5.92
$10.21 - $18.36	541	541	3.1	$14.16	$14.16
	1,151	909	3.0	$9.82	$10.24

The activity related to unvested restricted stock awards during the nine months ended September 30, 2012 was as follows:

	Number of Shares (In 000’s)	Weighted-Average Grant-Date Fair Value per Share

Unvested at December 31, 2011	250	$8.47
Granted	—	$—
Vested	(45)	$11.98
Forfeited	—	$—
Unvested at September 30, 2012	205	$7.69

8. Contingencies

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or other resort operations. We are also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold on May 4, 2012. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise. Unless otherwise described below, we believe that these claims are routine proceedings incidental to our business.

Reserves are accrued for matters in which we believe it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of September 30, 2012, we had accrued $2.6 million for matters which we believe meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims. Management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur. In certain matters, we are unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported their claim.

In lieu of paying maintenance fees for unsold VOI inventory, the Company provides subsidies to certain owners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  As of December 31, 2011 and September 30, 2012, the Company had liabilities for subsidies totaling $1.6 million and $4.0 million, respectively, which are included in accrued liabilities and other on the Condensed Consolidated Balance Sheets. During 2012, the Company was providing subsidies to seven resorts.

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

The four Florida lawsuits have been consolidated into an action styled In Re Bluegreen Corporation Shareholder Litigation. On April 9, 2012, the plaintiffs filed a consolidated amended class action complaint which alleges that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of Bluegreen’s minority shareholders. In the complaint, the plaintiffs also allege that BFC breached its fiduciary duties to Bluegreen’s minority shareholders and that the merger subsidiary aided and abetted the alleged breaches of fiduciary duties by Bluegreen’s directors and BFC. In addition, the complaint includes allegations relating to claimed violations of Massachusetts law. The complaint seeks declaratory and injunctive relief, along with damages and attorneys’ fees and costs. On September 13, 2012, Bluegreen’s Motion to Dismiss the action was denied, and Bluegreen subsequently answered the complaint.

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

The Office of the Attorney General for the State of Florida (the “AGSF”) advised us that it had accumulated a number of consumer complaints since 2004 related to timeshare sales and marketing, and requested that we propose a resolution on a collective basis of any outstanding complaints. The AGSF also requested that we enter into a written agreement. We have determined that many of the identified complaints were previously addressed and/or resolved. On May 24, 2012, the parties entered into a written agreement establishing a process for determining consumer eligibility for relief (including, where applicable, monetary restitution) and providing a timeframe through August 24, 2012 to resolve identified customer complaints. We have resolved most of the identified customer complaints and anticipate completing the remaining complaints in the near term.  We do not believe this matter will have a material effect on our results of operation, financial condition or on our sales and marketing activities in Florida.

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

Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. During mediation held in June 2012, Southwest and the named plaintiffs (Lesley) reached agreement to settle their disputes with Southwest agreeing to pay Lesley $200,000 for dismissal of their claims.  Similarly, during the same mediation Southwest settled with seven of the lot owners claiming diminution of lot values for $5,000 collectively.  Since that time, Southwest has also settled the claims of several other lot owners. However, settlement has not been reached with the other landowners possessing reserved mineral rights, nor with the majority of lot owners who filed the cross-claim against Southwest. Southwest intends to vigorously defend itself with respect to the pending matter.

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

Our income tax returns for the years ended December 31, 2004, 2005, and 2009 are under examination by the Internal Revenue Service. The field work for this audit commenced in June 2012. While there is no assurance as to the results of the audit, we do not currently anticipate any material adjustments in connection with this examination.

Additionally, certain of our state filings are under routine examination.  While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

As of September 30, 2012, we did not have any significant amounts accrued for interest and penalties, and we had no significant amounts recorded for uncertain tax positions.

In October 2012, the Company received from the Florida Department of Revenue a Notice of Intent to Make Audit Changes totaling $0.9 million, including penalties and interest, in connection with its audit of the Company’s Florida income tax returns for years 2007 to 2010.  The Company believes this assessment to be in error and is defending its position.

10. Discontinued Operations

On May 4, 2012, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash. Additionally, Southstar agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives in the event of its sale of two specified parcels of real estate purchased by Southstar under the agreement. Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, were not sold to Southstar.

The results of discontinued operations for the three and nine months ended September 30, 2011 and 2012 are presented below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012

Revenues of discontinued operations	$2,559	$—	$9,570	$3,815
Cost of discontinued operations	(4,547)	(740)	(14,707)	(6,457)
Loss on assets held for sale	(1,747)	—	(58,504)	(205)
Interest expense	(733)	—	(2,265)	(1,386)
Loss from discontinued operations before benefit for income taxes	(4,468)	(740)	(65,906)	(4,233)
Benefit from income taxes	1,842	393	25,517	2,190
Loss from discontinued operations, net	$(2,626)	$(347)	$(40,389)	$(2,043)

The assets sold to Southstar were accounted for as assets held for sale and had been previously written down to their fair value less costs to sell. The fair value of the assets held for sale was derived from the sale price under the agreement with Southstar and therefore we did not incur a significant gain or loss upon the closing of the transaction.

Also included in results of discontinued operations during the three and nine months ended September 30, 2011 and the nine months ended September 30, 2012 is interest expense primarily on the H4BG Communities Facility as certain of the assets classified as held for sale (and which were sold to Southstar as part of the Bluegreen Communities sale) served as collateral under this facility. The entire amount of the debt outstanding under the H4BG Communities Facility and a $2.0 million deferred fee were repaid upon the sale of the assets on May 4, 2012.

11. Related Party Transactions

BFC beneficially owns approximately 54% of our common stock. In addition, Alan B. Levan and John E. Abdo, our Chairman and Vice Chairman, respectively, serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively, and may be deemed to control BFC by virtue of their ownership interest in BFC’s common stock.

On November 11, 2011, we entered into a definitive merger agreement with BFC. Pursuant to the terms of the merger agreement, and subject to the conditions set forth therein, if the merger is consummated, we would become a wholly-owned subsidiary of BFC and our shareholders (other than BFC) would be entitled to receive eight shares of BFC’s Class A Common Stock for each share of our common stock that they hold at the effective time of the merger (subject to adjustment in connection with the reverse stock split of BFC contemplated by the merger agreement). There is no assurance that the merger will be consummated on the contemplated terms or at all. See Note 1 regarding the proposed merger.

We paid or reimbursed BFC or its affiliated entities approximately $0.2 million during each of the three months ended September 30, 2011 and 2012, and $0.9 million and $1.1 million during the nine months ended September 30, 2011 and 2012, respectively, for management advisory, risk management, administrative and other services. Included in these payments are approximately $0.5 million and $0.4 million we reimbursed to BFC during the nine months ended September 30, 2011 and 2012, respectively, pursuant to our agreement with BFC relating to maintenance of separate independent registered public accounting firms. No such reimbursements were made during the three months ended September 30, 2011 and 2012. These payments were terminated during October 2012 in connection with our previously disclosed decision to change independent registered public accounting firms from Ernst & Young, LLP to PricewaterhouseCoopers LLP, which also serves as BFC’s independent registered public accounting firm. As of September 30, 2012, we had approximately $0.2 million payable to BFC for the services described above.

BFC held a significant investment in Benihana until August 2012, when Benihana was sold, and Alan B. Levan and John E. Abdo served on Benihana’s Board of Directors until that time. In 2009, we entered into a land lease with Benihana, which constructed and operates a restaurant at one of our resort properties. Under the terms of the lease, we received payments from Benihana of approximately $0.1 million during the nine months ended September 30, 2011 and 2012. Payments received during the three months ended September 30, 2011 and 2012 were insignificant.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are making the following statements to do so. Certain statements in this Quarterly Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe,” “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products and services, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, our business strategy, financial plan and expected capital requirements as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factors sections of such filings, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, as the plans, estimates and expectations reflected herein may not be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement. In addition, past performance is not necessarily indicative of future results. We caution you that the important factors set forth below and elsewhere in this Quarterly Report and our other SEC filings, including our Annual Report, in some cases have affected, and in the future could affect, our actual results and could cause them to differ materially from those expressed in any forward-looking statements.

•	The overall state of the economy, interest rates and the availability of financing affect our ability to market VOIs.

•	We would incur substantial losses and our liquidity position could be adversely impacted if the customers we finance default on their obligations.

•	While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that our business and profitability will not otherwise continue to depend on our ability to obtain financing, which may not be available on favorable terms, or at all.

•	Our future success depends on our ability to market our products and services successfully and efficiently and our marketing expenses may increase particularly in the event our marketing focus shifts towards new customers as opposed to our existing owners.

•	We may not be successful in increasing or expanding our fee-based services relationships, and our fee-based service activities, including the POA Sales activities which we commenced during January 2012, may not be profitable, which may have an adverse impact on our results of operations and financial condition.

•	Our results of operations and financial condition may be materially and adversely impacted if we do not continue to participate in exchange networks or our customers are not satisfied with the networks in which we participate.

•	The resale market for VOIs could adversely affect our business.

•	We are subject to the risks of the real estate market and the risks associated with real estate development, including the decline in real estate values and the deterioration of other conditions relating to the real estate market and real estate development.

•	Adverse outcomes in legal or other regulatory procedures, including claims for development-related defects, could adversely affect our financial condition and operating results.

•	We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of our tax returns or those of our subsidiaries may have a material and adverse impact on our financial condition.

•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our financial condition and operating results.

•	The ratings of third-party rating agencies could adversely impact our ability to obtain, renew or extend credit facilities, or otherwise raise capital.

•	There are uncertainties and risks relating to our proposed merger with BFC; and the merger may not be completed on the contemplated terms, or at all.

•	There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse impact on our operating results and financial condition.

•	The loss of the services of our key management and personnel could adversely affect our business.

•	BFC holds a majority of our outstanding common stock, which may adversely affect the market price of our common stock.

Executive Overview

We are a sales, marketing and management company, focused on the vacation ownership industry. Our business was historically conducted through two operating segments – our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”). As a result of our sale of substantially all of the assets that comprised Bluegreen Communities on May 4, 2012, our continuing operations relate solely to Bluegreen Resorts.

Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of the 59 Bluegreen Vacation Club resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property and homeowners’ association management services, VOI title services, mortgage servicing, design development services and resort amenity operational services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

On November 11, 2011, we entered into a definitive merger agreement with BFC Financial Corporation (“BFC”). BFC, indirectly through its wholly-owned subsidiary Woodbridge Holdings, LLC, currently owns approximately 54% of our common stock. Pursuant to the terms of the merger agreement, and subject to the conditions set forth herein, if the merger is consummated, we would become a wholly-owned subsidiary of BFC and our shareholders (other than BFC) would be entitled to receive eight shares of BFC’s Class A Common Stock for each share of our common stock that they hold at the effective time of the merger (subject to adjustment in connection with the reverse stock split of BFC contemplated by the merger agreement).

The merger was approved by both our and BFC’s shareholders on June 19, 2012; however, consummation of the merger remains subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the merger. Under the terms of the merger agreement, either party was permitted to terminate the agreement if the merger was not consummated by September 30, 2012. As previously disclosed, in light of the parties’ continued efforts towards consummation of the merger, on September 27, 2012, we agreed with BFC that neither party would exercise its right to so unilaterally terminate the merger agreement prior to December 31, 2012. There is no assurance that the merger will be consummated on the contemplated terms, including in the contemplated time frame, or at all.

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

Bluegreen Resorts’ results for the three and nine months ended September 30, 2012 reflect our continued focus on our fee-based service business and our efforts to achieve selling and marketing efficiencies. Furthermore, in January 2012 we began selling VOI inventory in connection with a new category of sales requiring low levels of capital deployment whereby we acquire VOI inventory from our resorts’ property owner associations (“POAs”) on a non-committed basis, in close proximity to the timing of our selling of such VOIs (“POA Sales”). VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by us at a discount. Since we acquire the VOIs from the POAs “just-in-time,” POA Sales are included in our “Sales of VOIs” along with sales of our existing VOI inventory. In the future, we intend to enter into similar “just-in-time” arrangements with third-party developers as part of our fee-based services initiative; however, we may not be successful in doing so.

During the three months ended September 30, 2012:

•	We earned income from continuing operations of $14.7 million compared to $12.2 million during the three months ended September 30, 2011.
•	VOI system-wide sales, which include sales of third-party inventory, were $109.1 million compared to $91.0 million during the three months ended September 30, 2011. VOI system-wide sales during the three months ended September 30, 2012 included $5.1 million of POA Sales described above.

•	We sold $41.7 million of third-party inventory and earned sales and marketing commissions of $27.8 million. Including our resort management, title services, construction management and other fee-based operations, our total fee-based service revenues were $47.2 million, a 12% increase over the same period in 2011.

•	We completed the 2012 Term Securitization, a private offering and sale of investment-grade, timeshare loan-backed notes. We received gross proceeds of $100.0 million from the 2012 Term Securitization, which were used, among other things, to repay in full our BB&T Purchase Facility and 2008 Liberty Bank Facility. Additional availability in excess of $60.0 million under our existing receivable-backed credit facilities was created as a result of the 2012 Term Securitization. See “Liquidity and Capital Resources – Other Outstanding Receivable-Backed Notes Payable” below for additional information.

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

During the three months ended September 30, 2011 and 2012, we sold $34.0 million and $41.7 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $23.5 million and $27.8 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $6.2 million in pre-tax profits by providing sales and marketing fee-based services during each of the three months ended September 30, 2011 and 2012.

During the nine months ended September 30, 2011 and 2012, we sold $77.8 million and $100.8 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $52.5 million and $66.3 million, respectively. Based on an allocation of our selling, marketing and field general and administrative expenses to these sales, we believe we generated approximately $11.9 million and $15.2 million in pre-tax profits by providing sales and marketing fee-based services during the nine months ended September 30, 2011 and 2012, respectively.

We generated “free cash flow” (cash flow from operating and investing activities) during the nine months ended September 30, 2012 of $138.7 million compared to $116.7 million during the same period of 2011.  Free cash flow during the nine months ended September 30, 2012 includes $27.8 million in net proceeds received in connection with the sale of the Bluegreen Communities division to Southstar (prior to the associated debt repayment).

Additionally, consistent with initiatives seeking to improve our liquidity, we continued to seek cash sales and larger customer down payments on financed sales. During the nine months ended September 30, 2012, 55% of our VOI sales were paid in cash in full within approximately 30 days from the contract date. Refer to Liquidity and Capital Resources section below for additional information.

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

Notes Receivable and Allowance for Loan Losses

We offer financing to buyers of our VOIs who meet certain minimum requirements. Accordingly, we are subject to the risk of defaults by customers. GAAP requires that we reduce sales of VOIs by our estimate of future uncollectible note balances on originated VOI notes receivables, excluding any benefit for the value of future recoveries of defaulted VOI inventory. We update our estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in our expected losses related to notes originated in prior periods. Bluegreen Communities historically also offered financing to buyers of its homesites on a limited basis. Bluegreen Communities notes receivable portfolio was excluded from the sale to Southstar of the assets which comprised Bluegreen Communities.

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

The allowance for loan losses as of December 31, 2011 and September 30, 2012 was as follows (dollars in thousands):

	As of
	December 31, 2011	September 30, 2012

Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$154,020	$130,917
VOI notes receivable - securitized	459,778	441,951
	613,798	572,868
Allowance for loan losses - non-securitized	(22,739)	(16,508)
Allowance for loan losses - securitized	(83,874)	(71,830)
VOI notes receivable, net	$507,185	$484,530

Allowance as a % of gross notes receivable	17%	15%

Notes receivable secured by homesites:
Notes receivable	$5,801	$5,323
Allowance for loan losses	(469)	(413)
Homesite notes receivable, net	$5,332	$4,910

Allowance as a % of gross notes receivable	8%	8%

Total notes receivable:
Gross notes receivable	$619,599	$578,191
Allowance for loan losses	(107,082)	(88,751)
Notes receivable, net	$512,517	$489,440

Allowance as a % of gross notes receivable	17%	15%

The activity in our allowance for uncollectible notes receivable (including our homesite notes receivable) for the nine months ended September 30, 2012 was as follows (in thousands):

Balance, December 31, 2011	$107,082
Provision for loan losses	21,437
Less: Write-offs of uncollectible receivables	(39,768)
Balance, September 30, 2012	$88,751

Our estimates regarding our allowance for loan losses involve interpretation of historical data, the aging of receivables, current default trends by origination year, the impact of loan seasoning, current economic conditions, the economic outlook, and the FICO® scores of the borrowers. To the extent that our estimates change, our results of operations could be adversely affected. While we believe our notes receivable are adequately reserved at this time, future defaults may occur at levels greater than we expect. If the future performance of our loans varies from our expectations and estimates, additional charges may be required in the future.

The average annual default rates and delinquency rates (more than 30 days past due) on our notes receivable were as follows:

Average Annual Default Rates	For the 12 Month Period Ended September 30,

Division	2011		2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	11.1%		9.8%
Loans originated on or after December 15, 2008(1)	6.5	%(2)	6.4	%(2)
Notes receivable secured by homesites	12.2%		4.9%

Delinquency Rates (3)	As of
Division	December 31, 2011		September 30, 2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	4.9%		3.5%
Loans originated on or after December 15, 2008(1)	3.0%		2.2%
Notes receivable secured by homesites	3.1%		2.5%

(1)	On December 15, 2008, we implemented our FICO® score-based credit underwriting program.

(2)	Reflects, in management’s opinion, the benefits of our FICO® score-based credit underwriting standards as well as our policy that loans are not defaulted until after 120 days past due.

(3)	The percentage of our notes receivable portfolio that was over 30 days past due as of the dates indicated.

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

Recent Accounting Pronouncements

Refer to Note 1 to our Condensed Consolidated Financial Statements for a description of accounting pronouncements adopted during the three and nine months ended September 30, 2012.

Results of Operations

On May 4, 2012, we sold substantially all of the assets of Bluegreen Communities to Southstar. The operating results of Bluegreen Communities are classified as a discontinued operation for all periods. See “Discontinued Operations” below. As a result of this sale, our continuing operations relate solely to Bluegreen Resorts.

Information regarding the results of operations of Bluegreen Resorts for the three and nine months ended September 30, 2011 and 2012 is set forth below (dollars in thousands):

	For the Three Months Ended September 30,
	2011		2012
	Amount	% of System- wide sales of VOIs, net	Amount	% of System- wide sales of VOIs, net
System-wide sales of VOIs (1)	$90,976		$109,119
Changes in sales deferred under timeshare accounting rules	(335)		(2,095)
System-wide sales of VOIs, net (1)	90,641	100%	107,024	100%
Less: Sales of third-party VOIs	(33,983)	(37)	(41,698)	(39)
Gross sales of VOIs	56,658	63	65,326	61
Estimated uncollectible VOI notes receivable (2)	(10,770)	(19)	(8,354)	(13)
Sales of VOIs	45,888	51	56,972	53
Cost of VOIs sold (3)	(11,349)	(25)	(12,590)	(22)
Gross profit (3)	34,539	75	44,382	78
Fee-based sales commission revenue	23,460	26	27,798	26
Other fee-based services revenue	18,838	21	19,401	18
Cost of other fee-based services	(10,550)	(12)	(9,083)	(8)
Net carrying cost of VOI inventory	(2,362)	(3)	(1,333)	(1)
Selling and marketing expenses	(40,734)	(45)	(49,763)	(46)
Field general and administrative expenses (4)	(5,334)	(6)	(5,637)	(5)
Operating profit	$17,857	20%	$25,765	24%

	For the Nine Months Ended September 30,
	2011		2012
	Amount	% of System- wide sales of VOIs, net	Amount	% of System- wide sales of VOIs, net

System-wide sales of VOIs (1)	$228,599		$280,049
Changes in sales deferred under timeshare accounting rules	(1,639)		(6,249)
System-wide sales of VOIs, net (1)	226,960	100%	273,800	100%
Less: Sales of third-party VOIs	(77,844)	(34)	(100,813)	(37)
Gross sales of VOIs	149,116	66	172,987	63
Estimated uncollectible VOI notes receivable (2)	(21,521)	(14)	(21,448)	(12)
Sales of VOIs	127,595	56	151,539	55
Cost of VOIs sold (3)	(32,003)	(25)	(31,355)	(21)
Gross profit (3)	95,592	75	120,184	79
Fee-based sales commission revenue	52,532	23	66,279	24
Other fee-based services revenue	53,325	23	57,091	21
Cost of other fee-based services	(28,286)	(12)	(28,918)	(11)
Net carrying cost of VOI inventory	(9,863)	(4)	(6,435)	(2)
Selling and marketing expenses	(104,281)	(46)	(123,357)	(45)
Field general and administrative expenses (4)	(14,265)	(6)	(15,305)	(6)
Operating profit	$44,754	20%	$69,539	25%

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted in the same manner as the sale of our VOI inventory.

(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs.

(3)	Percentages for cost of VOIs sold and gross profit are calculated based on sales of VOIs.

(4)	General and administrative expenses attributable to corporate overhead have been excluded from the table. Corporate general and administrative expenses totaled $9.3 million and $13.5 million for the three months ended September 30, 2011 and 2012, respectively, and $28.5 million and $38.2 million for the nine months ended September 30, 2011 and 2012, respectively. (See Corporate General and Administrative Expenses below for further discussion).

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include sales of Bluegreen-owned VOIs, which include POA Sales, as well as sales of VOIs owned by third parties. The sales of third-party VOIs are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process we use to sell our VOI inventory.  We earn commissions on such sales from third parties. System-wide sales of VOIs were $91.0 million and $109.1 million during the three months ended September 30, 2011 and 2012, respectively, and $228.6 million and $280.0 million during the nine months ended September 30, 2011 and 2012, respectively. The growth in system-wide sales of VOIs during the 2012 periods reflects an increase in the number of sales transactions. We have continued to increase sales prospects through targeted campaigns to owners and expansion of our alliance marketing programs. Additionally, our sales further benefited from an improved sale-to-tour conversion ratio. During the three months ended September 30, 2012, our sale-to-tour conversion ratio was 16.6% compared to 15.7% during the same period of 2011. During the nine months ended September 30, 2012, our sale-to-tour conversion ratio was 17.2% compared to 15.1% during the same period of 2011.

In addition, during January 2012, we began selling VOI inventory in connection with a new category of sales requiring low levels of capital deployment whereby we acquire VOI inventory from our resorts’ POAs on a non-committed basis, in close proximity to the timing of our selling of such VOIs. VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by us at a discount. Since we acquire the VOIs from the POAs “just-in-time,” POA Sales are included in our “Sales of VOIs” along with sales of our existing VOI inventory. In the future, we intend to enter into similar “just-in-time” arrangements with third-party developers as part of our fee-based services initiative, although we may not be successful in doing so. During the three and the nine months ended September 30, 2012, gross revenues from POA Sales were $5.1 million and $13.0 million, respectively.

The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third parties for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012

Number of sales offices at period-end	21	23	21	23
Number of Bluegreen VOI sales transactions	4,853	5,794	12,880	15,860
Number of sales made on behalf of third parties for a fee	2,809	3,469	6,229	8,373
Total number of VOI sales transactions	7,662	9,263	19,109	24,233
Average sales price per transaction	$11,851	$11,976	$11,985	$11,723
Number of total prospects tours	48,773	55,825	126,405	141,258
Sale-to-tour conversion ratio– total prospects	15.7%	16.6%	15.1%	17.2%
Number of new prospects tours	29,125	33,714	73,891	82,119
Sale-to-tour conversion ratio– new prospects	11.1%	11.5%	10.8%	12.0%
Percentage of sales to owners	55.1%	56.4%	56.9%	57.7%

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $56.7 million and $65.3 million during the three months ended September 30, 2011 and 2012, respectively, and $149.1 million and $173.0 million during the nine months ended September 30, 2011 and 2012, respectively. Gross sales of VOIs increased during the 2012 periods, as a result of the factors described above relating to the increase in system-wide sales, including the commencement of POA sales during January 2012.

Gross sales of VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During the three months ended September 30, 2011 and 2012, due to the timing of revenue recognition, we realized a net deferral of approximately $0.3 million and $2.1 million of sales, respectively. During the nine months ended September 30, 2011 and 2012, due to the timing of revenue recognition, we realized a net deferral of approximately $1.6 million and $6.2 million of sales, respectively.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, reduced by our estimate of uncollectible VOI notes receivable as further described below. Sales of VOIs were $45.9 million during the three months ended September 30, 2011 compared to $57.0 million during the three months ended September 30, 2012, and $127.6 million during the nine months ended September 30, 2011 compared to $151.5 million during the nine months ended September 30, 2012.

During the three months ended September 30, 2011 and 2012, we reduced revenue by $10.8 million and $8.4 million, respectively, for the estimated future uncollectible notes receivable. During the nine months ended September 30, 2011 and 2012, we reduced revenue by $21.5 million and $21.4 million, respectively, for the estimated future uncollectibles on our loans. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in our estimates of future note receivable performance for existing and newly originated loans. In connection with our quarterly analysis of our loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, we may identify factors or trends that change our estimate of future loan performance and result in a change in our allowance for loan losses. Our estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 19% and 13% during the three months ended September 30, 2011 and 2012, respectively, and 14% and 12% during the nine months ended September 30, 2011 and 2012, respectively. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from our estimates.

Cost of VOIs Sold. Cost of VOIs sold represents the cost of Bluegreen VOIs sold during the period and relieved from inventory. During the three months ended September 30, 2011 and 2012, cost of VOIs sold was $11.3 million and $12.6 million, respectively, and represented 25% and 22%, respectively, of sales of VOIs. During the nine months ended September 30, 2011 and 2012, cost of VOIs sold was $32.0 million and $31.4 million, respectively, and represented 25% and 21%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period. Additionally, changes in assumptions, including estimated project sales, future defaults, upgrades and estimated incremental revenue from the resale of repossessed VOI inventory, and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners), are reflected on a retrospective basis in the period the change occurs.

Fee-Based Sales Commission Revenue. We earn commissions for the sales of third-party inventory upon the closing of the respective sales transaction. During the three months ended September 30, 2011 and 2012, we sold $34.0 million and $41.7 million, respectively, of third-party inventory and earned sales and marketing commissions of $23.5 million and $27.8 million, respectively. Based on an allocation of our selling, marketing and resort general and administrative expenses to these sales, we believe we generated approximately $6.2 million in pre-tax profits from these sales during each of the three months ended September 30, 2011 and 2012. During the nine months ended September 30, 2011 and 2012, we sold $77.8 million and $100.8 million, respectively, of third-party inventory and earned sales and marketing commissions of $52.5 million and $66.3 million, respectively. Based on an allocation of our selling, marketing and resort general and administrative expenses to these sales, we believe we generated approximately $11.9 million and $15.2 million in pre-tax profits from these sales during the nine months ended September 30, 2011 and 2012, respectively. The increase in the sales of third-party developer inventory during the 2012 periods is due to the above described factors relating to the overall increase in system-wide sales of VOIs.

Net Carrying Cost of VOI Inventory. We are responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory to the property owners’ associations that maintain the resorts. We attempt to mitigate this expense, to the extent possible, through the rental of our owned VOIs and through proceeds from our sampler programs. The carrying cost of our inventory was $4.9 million and $3.9 million during the three months ended September 30, 2011 and 2012, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $2.5 million and $2.6 million, respectively. The carrying cost of our inventory was $17.1 million and $14.1 million during the nine months ended September 30, 2011 and 2012, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $7.2 million and $7.7 million, respectively. The net carrying cost of VOI inventory decreased during the 2012 periods due to lower maintenance fees as a result of reduced inventory levels through sales, as well as higher revenues from our sampler programs.

Selling and Marketing Expenses. Selling and marketing expenses were $40.7 million and $49.8 million for the three months ended September 30, 2011 and 2012, respectively, and $104.3 million and $123.4 million for the nine months ended September 30, 2011 and 2012, respectively. As a percentage of system-wide sales, net, sales and marketing expenses vary between periods based on the mix of marketing programs as well as the rate at which the tours are converted to sales. As a percentage of system-wide sales, net, selling and marketing expenses were 45% and 46% during the three months ended September 30, 2011 and 2012, respectively. As a percentage of system-wide sales, net, selling and marketing expenses were 46% and 45% during the nine months ended September 30, 2011 and 2012, respectively. Sales and marketing expenses during the 2012 periods benefited from favorable sale-to-tour conversion ratios and a higher proportion of sales to existing owners, which carry a relatively lower marketing cost, partially offset by increased costs associated with new sales programs. If we focus on shifting more of our marketing efforts on selling to new customers as opposed to existing owners, our sales and marketing expenses as a percentage of sales will likely increase.

Field General and Administrative Expenses. Field general and administrative expenses, which represent expenses directly attributable to our resort sales and marking operations and exclude corporate overhead, were $5.3 million and $5.6 million during the three months ended September 30, 2011 and 2012, respectively, and $14.3 million and $15.3 million during the nine months ended September 30, 2011 and 2012, respectively. As a percentage of system-wide sales, net, field general and administrative expenses were 6% and 5% during the three months ended September 30, 2011 and 2012, respectively, and were 6% during each of the nine month periods ended September 30, 2011 and 2012.

Other Fee-Based Services

Revenues and costs related to our other fee-based services were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues:
Management services	$14,357	$14,885	$41,294	$44,742
Title operations	2,271	2,223	6,132	6,735
Other	2,210	2,293	5,899	5,614
Total other fee-based services revenue	18,838	19,401	53,325	57,091

Costs:
Management services	7,628	7,500	20,643	21,873
Title operations	851	852	1,987	2,730
Other	2,071	731	5,656	4,315
Total cost of other fee-based services	10,550	9,083	28,286	28,918

Profit:
Management services	6,729	7,385	20,651	22,869
Title operations	1,420	1,371	4,145	4,005
Other	139	1,562	243	1,299
Total other fee-based services profit	$8,288	$10,318	$25,039	$28,173

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

Management services revenues increased during the 2012 periods as compared to the same periods in 2011 as we provided services to more VOI owners, earned additional fees from new owner programs and generated greater title revenues on increased sales volumes. The fees earned for title services remained relatively flat during the three months ended September 30, 2012 compared to the same period in 2011 and increased during the nine months ended September 30, 2012 compared to the same period in 2011 as we experienced growth in title transactions due to higher sales volumes.

We intend to continue to pursue our efforts to provide our management and title services to resort developers and others, on a cash-fee basis. While our efforts to do so may not be successful, we hope that this will become an increasing portion of our business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $10.6 million and $9.1 million during the three months ended September 30, 2011 and 2012, respectively, and $28.3 million and $28.9 million during the nine months ended September 30, 2011 and 2012, respectively. Cost of other fee-based services fluctuates based on the service volumes described above.

Interest Income and Interest Expense. The following table details the sources of interest income and interest expense (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Interest Income:	2011	2012	2011	2012
VOI notes receivable:
Non-securitized	$6,136	$5,461	$18,590	$17,174
Securitized	17,236	15,882	52,896	47,449
Other	161	142	500	428
Total interest income	23,533	21,485	71,986	65,051

Interest Expense:
Receivable-backed notes payable:
Recourse	2,474	2,387	7,723	7,036
Non-recourse	7,098	6,112	22,233	18,309
Total interest expense on receivable-backed notes payable	9,572	8,499	29,956	25,345
Other	3,653	2,152	11,790	7,729
Total interest expense	13,225	10,651	41,746	33,074
Net interest spread	$10,308	$10,834	$30,240	$31,977

Interest Income. Interest income was $23.5 million and $21.5 million during the three months ended September 30, 2011 and 2012, respectively, and $72.0 million and $65.1 million during the nine months ended September 30, 2011 and 2012, respectively. The decrease in interest income during the 2012 periods compared to the same periods of 2011 was a result of the continued decrease in our VOI notes receivable portfolio, which in turn was due to both the maturing of the portfolio as well as our efforts to increase cash sales and collect higher down payments on those VOI sales that we do finance. While it is not assured, we expect that our notes receivable portfolio will continue to decrease in the near term due to these factors.

Interest Expense. Interest expense on receivable-backed notes payable was $9.6 million and $8.5 million during the three months ended September 30, 2011 and 2012, respectively, and $30.0 million and $25.3 million during the nine months ended September 30, 2011 and 2012, respectively. Interest expense decreased in the 2012 periods compared to the same periods of 2011 due to lower average outstanding debt balances during the 2012 periods as a result of debt repayments.

Our other interest expense, which consists of interest on lines of credit and notes payable and our junior subordinated debentures, was $3.7 million and $2.2 million during the three months ended September 30, 2011 and 2012, respectively, and $11.8 million and $7.7 million during the nine months ended September 30, 2011 and 2012, respectively. Other interest expense decreased in the 2012 periods compared to the same periods of 2011 primarily due to lower average outstanding debt balances during the 2012 periods as a result of debt repayments.

Our effective cost of borrowing was 7.6% during each of the nine month periods ended September 30, 2011 and 2012.

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

In 2010, we began earning servicing fee income for servicing the loan portfolios of certain third-parties. Our servicing fee income was approximately $0.1 million and $0.3 million during the three months ended September 30, 2011 and 2012, respectively, and $0.3 million and $0.7 million during the nine months ended September 30, 2011 and 2012, respectively. As of September 30, 2012, the total principal amount of notes receivable serviced by us under these arrangements was $61.5 million.

The cost of our mortgage servicing operations was $1.3 million and $1.2 million during the three months ended September 30, 2011 and 2012, respectively, and $3.7 million during each of the nine months ended September 30, 2011 and 2012.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters to support our business operations, including accounting, human resources, information technology, treasury, and legal. In addition, certain executive long-term incentive compensation, as well as changes in both our self-insurance liability and accrued payroll between reporting periods for the entire company are recorded as corporate general and administrative expense.

Corporate general and administrative expenses were $9.3 million and $13.5 million during the three months ended September 30, 2011 and 2012, respectively, and $28.5 million and $38.2 million during the nine months ended September 30, 2011 and 2012, respectively. The increase in the 2012 periods compared to the same periods of 2011 primarily reflects higher executive long-term incentive compensation, reinstatement of the company match for our 401K plan, increased employee healthcare costs, higher spending on information technology and fees incurred by us in connection with the proposed merger with BFC.

For a discussion of field selling, general and administrative expenses, see the discussion above.

Other Income/Expense, Net. During the three months ended September 30, 2012 we realized other income, net, of $0.4 million. During the nine months ended September 30, 2011 and 2012, we recognized other expense, net, of $0.9 million and other income, net, of $0.8 million, respectively. The nine month period ended September 30, 2011 reflects a charge of $1.2 million due to an unfavorable outcome related to a disputed deposit on an acquisition attempted in 2005.

Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our condensed consolidated financial statements. The non-controlling interests in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interests in income of consolidated subsidiary was $2.5 million and $2.7 million for the three months ended September 30, 2011 and 2012, respectively. Non-controlling interests in income of consolidated subsidiary was $5.3 million and $7.5 million for the nine months ended September 30, 2011 and 2012, respectively.

Provision for Income Taxes. Our effective income tax rate related to our continuing operations was approximately 39% and 40% during the nine months ended September 30, 2011 and 2012, respectively. Our quarterly effective income tax rates are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon our estimate of taxable earnings as well as on our mix of taxable earnings in the various states in which we operate.

Discontinued Operations. On May 4, 2012, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), if any, it receives in the event of its sale of two specified parcels of real estate purchased by Southstar under the agreement. Certain assets, including primarily Bluegreen Communities’ notes receivable, were excluded from the assets sold. The operating results of Bluegreen Communities are presented as a discontinued operation for all periods in our Condensed Consolidated Statements of Income and Comprehensive Income. In addition, the assets sold in the transaction are reported as assets held for sale on our Condensed Consolidated Balance Sheet at December 31, 2011. See Note 10 to our Condensed Consolidated Financial Statements for additional information.

Below are the results of discontinued operations for the three and nine months ended September 30, 2011 and 2012 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012

Revenues of discontinued operations	$2,559	$—	$9,570	$3,815
Cost of discontinued operations	(4,547)	(740)	(14,707)	(6,457)
Loss on assets held for sale	(1,747)	—	(58,504)	(205)
Interest expense	(733)	—	(2,265)	(1,386)
Loss from discontinued operations before benefit for income taxes	(4,468)	(740)	(65,906)	(4,233)
Benefit from income taxes	1,842	393	25,517	2,190
Loss from discontinued operations, net	$(2,626)	$(347)	$(40,389)	$(2,043)

Revenues and costs of discontinued operations incurred prior to the close of the transaction with Southstar described above in May 2012 represented sales and marketing operations of the residential communities business. Cost of discontinued operations incurred during the three months ended September 30, 2012 primarily represents expenditures to satisfy obligations of Bluegreen Communities not assumed by Southstar.

Loss on assets held for sale during the nine months ended September 30, 2011 primarily consisted of a non-cash charge of $58.5 million to write down the carrying value of the assets held for sale to the fair value less cost to sell. The fair value of the assets held for sale was derived from the sale price under the agreement with Southstar and therefore we did not incur a significant gain or loss upon the closing of the sale transaction in May 2012.

Discontinued operations included interest expense on notes payable which were collateralized by certain Bluegreen Communities inventory, property and equipment and repaid upon the sale of those assets.

Changes in Financial Condition

The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2012 (in thousands):

	For the Nine Months Ended September 30,
	2011	2012

Cash flows provided by operating activities	$119,590	$115,257
Cash flows (used in) provided by investing activities	(2,865)	23,449
Cash flows used in financing activities	(118,414)	(119,401)
Net (decrease) increase in cash and cash equivalents	$(1,689)	$19,305

Cash Flows from Operating Activities. We generated $115.3 million of cash from our operating activities during the nine months ended September 30, 2012, as compared to $119.6 million of cash generated during the same period in 2011.  The decrease in cash from operating activities during the 2012 period as compared to the same period in 2011 reflects approximately $6.0 million higher VOI construction and development spending at our Bluegreen/Big Cedar Joint Venture and lower cash received from notes receivable due to the decreasing balance of the portfolio.  Additionally, cash from operating activities in the 2011 period benefited from an income tax refund of approximately $2.5 million.

Cash Flows from Investing Activities. We generated $23.4 million of cash in our investing activities during the nine months ended September 30, 2012, as compared to $2.9 million of cash used during the same period in 2011. The cash generated by our investing activities during the 2012 period includes the $27.8 million net proceeds received from the sale of Bluegreen Communities, the majority of which was used to repay the H4BG Communities Facility, as discussed in further detail below.

Cash Flows from Financing Activities. We used $119.4 million of cash for our financing activities during the nine months ended September 30, 2012, as compared to $118.4 million of cash used during the same period of 2011. Debt repayments increased by $103.9 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This increase was partly offset by the 2012 Term Securitization that we completed in the third quarter of 2012 for gross proceeds of $100.0 million. Also, during the 2012 period we made cash distributions to the non-controlling member of the Bluegreen/Big Cedar Joint Venture which exceeded the amount of the distribution in the 2011 period. For additional information on the availability of cash from our existing credit facilities as well as our repayment obligations, see Liquidity and Capital Resources below.

Liquidity and Capital Resources

Our primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, (iv) cash from our finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from our sales and marketing fee-based services and other resort fee-based services, including our resort management operations.

During the nine months ended September 30, 2012, including down payments received on financed sales, 55% of our VOI sales were paid in cash within approximately 30 days from the contract date. We believe that the amount of cash received within 30 days is a result of (i) incentives paid to our sales associates for generating cash sales volume, and (ii) point-of-sale credit card programs provided by third parties for our customers. Should such programs change or be eliminated, or other factors occur which would cause cash sales to be less attractive or desirable to purchasers, our percentage of cash sales could decrease significantly.

While the vacation ownership business has historically been capital intensive, our principal goal in the current environment has been to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate higher percentages of our sales in cash compared to historical levels, as discussed above; (ii) maintaining sales volumes that allow us to focus on what we believe to be the most efficient marketing channels available to us; (iii) minimizing capital and inventory expenditures; and (iv) utilizing our sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for us. Our free cash flow generated from collections on our notes receivable portfolio is expected to decrease as the portfolio decreases. However, while there is no assurance it will be the case, and while as described above, our cash used in financing activities during the nine months ended September 30, 2012 increased compared to the same period of 2011, we also expect that our cash used in financing activities will generally decrease in the future compared to historical levels.

Historically, our business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers has been a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in our ability to meet our short and long-term cash needs. We have attempted to diversify our sources of such financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. We believe that in general we currently have adequate completed VOIs in inventory to satisfy our needs for the next few years. We expect acquisition and development expenditures to remain at current levels in the near term as we develop at the Bluegreen/Big Cedar Joint Venture. However, if the opportunity to acquire a strategic property on favorable terms presents itself, as was the case with our acquisition of a resort in Big Bear, California in May, 2012, we may decide to acquire or develop more inventory in the future which would increase our acquisition and development expenditures and may require us to incur additional debt. We currently expect development expenditures over the next twelve months to be in a range of approximately $20.0 million to $25.0 million, with the majority of spending related to the Bluegreen/Big Cedar Joint Venture.

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

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets or make investments; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. In addition, certain of our financing arrangements limit our ability in the near term to pay cash dividends on our common stock and repurchase shares. Our financing arrangements may be also impacted by the proposed merger with BFC. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

Credit Facilities

The following is a discussion of our material credit facilities, including those that were important sources of our liquidity as of September 30, 2012. These facilities do not constitute all of our outstanding indebtedness as of September 30, 2012. Our other indebtedness includes outstanding junior subordinated debentures and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions that provide receivable financing. We had the following credit facilities with future availability as of September 30, 2012, all of which are subject to revolving availability terms during the advance period and provide for additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions (in thousands):

	Borrowing Limit	Outstanding Balance as of September 30, 2012	Availability as of September 30, 2012	Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2012
BB&T Purchase Facility	$50,000	$—	$50,000	December 2012; December 2015	30 day LIBOR +3.50%; 4.75%(1)
2011 Liberty Bank Facility	60,000	18,874	41,126	February 2013; February 2016	Prime Rate +2.25%; 6.50%(2)
CapitalSource Facility	30,000	13,114	16,886	September 2013; September 2016	30 day LIBOR+5.75%; 6.50%(3)
Quorum Purchase Facility	25,000	11,228	13,772	March 2013; December 2030	8.0%; 6.5% (4)
NBA Receivables Facility (5)	30,000	12,088	—	October 2014; April 2020	30 day LIBOR+5.25%; 6.75%(6) 30 day LIBOR+4.5%; 6.00%
	$195,000	$55,304	$121,784

(1)	Interest charged on this facility is subject to a LIBOR floor of 1.25%
(2)	Interest charged on this facility is subject to a floor of 6.50%.
(3)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.
(4)	Interest charged on $6.3 million of the outstanding balance as of September 30, 2012 is subject to a fixed rate of 8.0%; interest charged on $4.9 million of the outstanding balance as of September 30, 2012 is subject to a fixed rate of 6.5%; future advances are subject to a fixed rate of 6.0%.
(5)	As of September 30, 2012, the NBA Receivables Facility had no future availability. As described further below, in October 2012, the NBA Receivables Facility was amended to provide for borrowings up to $30.0M through October 2014.
(6)	$12.1 million of the amount outstanding as of September 30, 2012 bears interest at the 30 day LIBOR + 5.25% subject to a floor of 6.75%. Pursuant to the amendment described below, all future borrowings will bear interest at the 30 day LIBOR +4.5% subject to a floor of 6.00%.

BB&T Purchase Facility. We have a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”)(the “BB&T Purchase Facility”) that allows for maximum outstanding borrowings of $50.0 million on a revolving basis through December 17, 2012. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5% during the revolving advance period, subject to the terms of the facility and eligible collateral. The BB&T Purchase Facility matures three years after the expiration of the revolving advance period (such three-year period, the “Term-Out Period”), or earlier under certain circumstances set forth in the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period is the 30-day LIBOR rate plus 3.5%. During the Term-Out Period, the interest rate will be the 30-day LIBOR rate plus 5.5%. In each case, the 30-day LIBOR rate is subject to a floor of 1.25%. The interest rate was 4.75% as of September 30, 2012.

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

During the nine months ended September 30, 2012, we pledged $24.7 million of VOI notes receivable to this facility and received cash proceeds of $16.7 million. In addition, during September 2012, we repaid all outstanding borrowings under this facility in connection with the 2012 Term Securitization described below.

2011 Liberty Bank Facility. In February 2011, we entered into a $60.0 million revolving hypothecation facility (the “2011 Liberty Bank Facility”) with a syndicate of lenders led by Liberty Bank. The 2011 Liberty Bank Facility provides for an 85% advance on eligible receivables pledged under the facility during the two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016. Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50% (6.50% as of September 30, 2012).

During the nine months ended September 30, 2012 we pledged $11.9 million of VOI notes receivable to this facility and received cash proceeds of $10.1 million. In addition, during the nine months ended September 30, 2012, we received cash proceeds of $1.0 million in order to adjust our outstanding balance to be consistent with previously pledged collateral. We repaid $3.1 million on the facility during the period.

CapitalSource Facility. On September 20, 2011, we entered into a $30.0 million revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of September 30, 2012). During the nine months ended September 30, 2012, we pledged $19.3 million of VOI notes receivable to this facility and received cash proceeds of $15.6 million. We also repaid $2.5 million on the facility during the period.

Quorum Purchase Facility. During March 2012, we amended and expanded an existing timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the amended facility and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2013 eligible timeshare receivables from us or certain of our subsidiaries in an amount of up to an aggregate $25.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 83% advance rate, with respect to any future advances. The March 2012 amendment also provided for a program fee rate of 6.5% per annum with respect to any future advances. During September 2012, the facility was further amended to decrease the program fee rate with respect to advances subsequent to the date of such amendment to 6.0% per annum.  As of September 30, 2012, $6.3 million of the outstanding balance bears interest at a fixed rate of 8.0% pursuant to the terms of the original agreement, and $4.9 million of the outstanding balance bears interest at a fixed rate of 6.5% in accordance with the terms of the March 2012 amendment. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payments of fees, interest and principal under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by us.

During the nine months ended September 30, 2012, we pledged $6.4 million of VOI notes receivable to this facility and received cash proceeds of $5.3 million. We also repaid $1.6 million on the facility during the period.

NBA Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with this facility. During the nine months ended September 30, 2012, we repaid $4.7 million on the facility.

In October 2012, the NBA Receivables Facility was amended to provide for borrowings on a revolving basis through October 2014 to be secured by eligible timeshare receivables from the Bluegreen/Big Cedar Joint Venture in amounts up to an aggregate of $30.0 million. Under the amended facility, future advances will be made at an advance rate of 85% and bear interest at the 30-day LIBOR plus 4.5% per annum subject to a floor of 6.0%. Certain future advances are also subject to a 1.5% loan fee. The outstanding balance prior to the amendment ($12.1 million as of September 30, 2012) bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. All amounts will mature and be due on April 10, 2020 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility.

Other Outstanding Receivable-Backed Notes Payable

We have outstanding obligations under various receivable-backed credit facilities and securitizations that, as of September 30, 2012, have no remaining future availability. Information regarding these facilities and securitizations is set forth in the table below (dollars in thousands):

	Outstanding Balance as of September 30, 2012	Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2012

GE Bluegreen/Big Cedar Facility	$9,476	April 2016	30 day LIBOR+1.75%; 1.96%
Legacy Securitization (2)	11,511	September 2025	12.00%
2012 Term Securitization	100,000	December 2027	2.94%
Other Non-Recourse Receivable-Backed Notes Payable	262,157	December 2015 - March 2026	5.27% - 7.88%
	$383,144

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $1.3 million.

GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility has expired, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75% (1.96% as of September 30, 2012). During the nine months ended September 30, 2012, we repaid $6.1 million on the facility.

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

We guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. Indebtedness under the facility bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. During the nine months ended September 30, 2012, we repaid $4.8 million on the facility.

2008 Liberty Bank Facility. The outstanding balance was repaid in full during September 2012 in connection with the 2012 Term Securitization described below.

2012 Term Securitization. On September 13, 2012, we completed a private offering and sale of $100 million of investment-grade, timeshare loan-backed notes (the "2012 Term Securitization") to BB&T Capital Markets and RBS Securities Inc as initial purchasers. The 2012 Term Securitization consisted of the issuance of two tranches of timeshare-loan backed notes: $79.05 million of Class A notes and $20.95 million of Class B notes with interest rates of 2.66% and 3.99%, respectively, which blended to a weighted-average interest rate of 2.94%. The gross advance rate for this transaction was 89.5%.

The amount of the timeshare receivables sold was approximately $111.7 million, approximately $109.8 million of which was provided prior to September 30, 2012 and the remainder of which was provided during October 2012. Approximately $78.0 million of the $100.0 million of gross proceeds were used to repay in full both the BB&T Purchase Facility and the 2008 Liberty Bank Facility as described above, as well as to capitalize a reserve fund and pay fees and expenses associated with the transaction. The remaining $22.0 million of gross proceeds is expected to be used for general corporate purposes.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, we have other non-recourse securitization debt outstanding. While the ownership of VOI receivables under these securitizations was transferred for legal purposes, these transfers have been accounted for as secured borrowings since January 1, 2010 and therefore are included on our balance sheet. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and to fund required reserves, if any, with the remaining balance of such cash retained by us. During the nine months ended September 30, 2012, we repaid $70.8 million under these facilities.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our inventories. As of September 30, 2012, these included the following significant items (dollars in thousands):

	Outstanding Balance as of September 30, 2012	Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2012
RFA AD&C Facility (1)	$3,033	December 2012	10.00%
Foundation Capital (1)	9,421	October 2015	8.00% (2)
Textron AD&C Facility (1)	2,850	April 2013	Prime + 1.50%; 4.75%
Fifth Third Bank Note Payable	2,758	April 2023	30-day LIBOR+3.00%; 3.21%
Other Lines-of-Credit and Notes Payable	2,334	June 2013 - March 2023	5.00% - 6.00%
	$20,396

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between September 30, 2012 and maturity.
(2)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.

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

During the nine months ended September 30, 2012, we repaid $18.6 million of the outstanding balance under this facility. The remaining $3.0 million outstanding balance was repaid in full during October of 2012.

Foundation Capital. In 2010, in two separate transactions, the Bluegreen/Big Cedar Joint Venture acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the Bluegreen/Big Cedar Joint Venture’s existing Wilderness Club at Big Cedar Resort. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc. (“Foundation Capital”), with the notes totaling $13.2 million. The real estate property acquired in connection with these transactions serves as collateral on the notes payable. Both notes payable to Foundation Capital have maturities of October 2015 (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% through October 2013, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes is based upon release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements. During the nine months ended September 30, 2012, the Bluegreen/Big Cedar Joint Venture repaid $3.4 million of the outstanding balance under the facility.

Textron AD&C Facility. We had a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility was used to facilitate the borrowing of funds for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.50% (4.75% as of September 30, 2012) and is due monthly. The advance period under the Textron AD&C Facility has expired.

The outstanding balance under the Textron AD&C facility as September 30, 2012 of $2.9 million relates to the sub-loan used for the acquisition of our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013. During the nine months ended September 30, 2012, we repaid $1.0 million of the outstanding balance under this facility.

Fifth Third Bank Note Payable. In April 2008, we purchased a building in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023. The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.21% as of September 30, 2012). Repayments of the outstanding balance during the nine months ended September 30, 2012 were not material.

Commitments

Our material commitments as of September 30, 2012 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete our projects based on our sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of our outstanding debt and our non-cancelable operating leases by period due date, as of September 30, 2012 (in thousands):

	Payments Due by Period

	Less than	1 — 3	4 — 5	After 5
Contractual Obligations	1 year	Years	Years	Years	Total

Receivable-backed notes payable(1)	$—	$4,148	$56,184	$378,116	$438,448
Lines-of-credit and notes payable	8,418	1,516	8,837	1,625	20,396
Jr. subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	6,044	11,384	10,655	18,456	46,539
Total contractual obligations	14,462	17,048	75,676	509,024	616,210

Interest Obligations (2)
Receivable-backed notes payable	25,690	51,240	47,144	138,322	262,396
Lines-of-credit and notes payable	1,280	2,084	275	291	3,930
Jr. subordinated debentures	5,775	11,551	11,551	106,128	135,005
Total contractual interest	32,745	64,875	58,970	244,741	401,331
Total contractual obligations	$47,207	$81,923	$134,646	$753,765	$1,017,541

(1)	Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $1.3 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2012.

We estimate that the cash required to satisfy Bluegreen Resorts’ development obligations, all of which relate to the Bluegreen/Big Cedar Joint Venture, is approximately $4.6 million as of September 30, 2012. We also estimate that the cash required to satisfy our retained obligations related to certain Bluegreen Communities projects is approximately $1.0 million as of September 30, 2012. We plan to fund these expenditures over the next three to five years, primarily with cash generated from operations; however, we may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that we are not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, we anticipate that we will incur such obligations in the future. In addition, in lieu of paying maintenance fees for unsold VOI inventory, we provide guarantees (“subsidy guarantees”) to certain owners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  As of December 31, 2011 and September 30, 2012, we had liabilities for subsidy guarantees totaling $1.6 million and $4.0 million, respectively, which are included in accrued liabilities and other on the Condensed Consolidated Balance Sheets.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities we may seek to put in place will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit. We will continue our efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. We may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, our efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, we may be required to seek waivers of such covenants, and we may not be successful in obtaining waivers, and such covenants may limit our ability to raise funds, sell receivables, or satisfy or refinance our obligations, or otherwise adversely affect our operations. In addition, our future operating performance and ability to meet our financial obligations will be subject to economic conditions and financial, business and other factors, many of which may be beyond our control.

Off-balance-sheet Arrangements

As of September 30, 2012, we did not have any “off-balance sheet” arrangements.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have not been any material changes in our legal proceedings from those previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended September 30, 2012, we did not repurchase any of our equity securities registered pursuant to Section 12 of the Exchange Act. Our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such program from time to time are subject to the price of our stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and, except as required under applicable law, we do not anticipate doing so in the future. We have not repurchased any shares under our share repurchase program since the fiscal year ended April 1, 2001. As of September 30, 2012, there were 694,500 shares remaining for purchase under our current share repurchase program.

Item 6. Exhibits.

10.100	BXG Receivables Note Trust 2012-A, Standard Definitions (incorporated by reference to exhibit 10.100 to Current Report on Form 8-K filed with the SEC on September 14, 2012).
10.101	Indenture between BXG Receivables Note Trust 2012-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of August 15, 2012 (incorporated by reference to exhibit 10.101 to Current Report on Form 8-K filed with the SEC on September 14, 2012).
10.102	Sale Agreement by and among BRFC 2012-A LLC as Depositor and BXG Receivables Note Trust 2012-A as Issuer dated as of August 15, 2012 (incorporated by reference to exhibit 10.102 to Current Report on Form 8-K filed with the SEC on September 14, 2012).
10.103	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012 (incorporated by reference to exhibit 10.103 to Current Report on Form 8-K filed with the SEC on September 14, 2012).
10.104	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012 (incorporated by reference to exhibit 10.104 to Current Report on Form 8-K filed with the SEC on September 14, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BLUEGREEN CORPORATION

(Registrant)

Date:	November 14, 2012	By:	/S/ JOHN M. MALONEY, JR.
John M. Maloney, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2012	By:	/S/ ANTHONY M. PULEO
Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 14, 2012	By:	/S/ RAYMOND S. LOPEZ
Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

