Form 10-K
period 2012-12-31
BLUEGREEN CORP
filed 2013-04-01
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (561) 912-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $69,524,652 based upon the closing sale price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2012 ($4.96 per share). For this purpose, “affiliates” include members of the registrant’s Board of Directors, members of executive management of the registrant and all persons known by the registrant to beneficially own more than 10% of its outstanding Common Stock.

As of March 1, 2013, there were 31,701,552 shares of the registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUEGREEN CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

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

The terms “The Hammocks  at Marathon™,”  “Orlando’s Sunshine Resort™,” “Solara Surfside™,” “Mountain Run at Boyne™,” “The Falls Village™,” “Bluegreen Wilderness Club™,” “Grande Villas at World Golf Village™,” “The Lodge Alley Inn™,” “Carolina Grande™,” “Harbour Lights™,” “BG Patrick Henry Square™,” “SeaGlass Tower™,” “Shore Crest Vacation Villas™,” “Laurel Crest™,” “MountainLoft™,” “MountainLoft Resort II™,”  “Daytona SeaBreeze™,” “Shenandoah Crossing™,” “Christmas Mountain Village™,” “Club La Pension™,” “Bluegreen Odyssey Dells™,” “Encore Dividends™,” “Bluegreen Preferred™,” “BG Pirates Lodge™,” “Bluegreen Traveler Plus™,” “BG Club 36™,” “The Cliffs™ at Long Creek,” “Bluegreen Wilderness Traveler at Shenandoah™,” “Outdoor Traveler Destinations™,” “Prizzma™,” “Prizzma The Fun Exchange™,” “Bluegreenaxis™,” “Bluegreen Getaways™,” “Bluegreen Vacations™,” “Bluegreen Share Happiness™,” “Bluegreen Vacations Share Happiness™,” “Hospitality Happens Here™, “Monaire™,” and “BluegreenVacations Logo,” are trademarks or service marks of Bluegreen Corporation in the United States.

The terms “Big Cedar®” and “Bass Pro Shops®” are registered in the U.S. Patent and Trademark Office by Bass Pro Trademarks, LP.  The term “World Golf Village®” is registered in the U.S. Patent and Trademark Office by World Golf Foundation, Inc.  All other marks are registered marks of their respective owners.

MARKET AND INDUSTRY DATA

Market and industry data used throughout this Annual Report on Form 10-K were obtained from our internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and other currently available information. The sources for this data include, without limitation, the American Resort Development Association. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified such market data. Similarly, our internal surveys, while believed by us to be reliable, have not been verified by any independent sources. Accordingly, such data may not prove to be accurate.

PART I

Item 1. BUSINESS.

Overview

We are a sales, marketing and management company focused on the vacation ownership industry. Our continuing operations relate to our resorts business segment (“Bluegreen Resorts”). Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed and owned by others, in which case we earn fees for providing these services. Bluegreen Resorts also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

Historically, we also operated a residential communities business (“Bluegreen Communities”). Bluegreen Communities marketed residential homesites, the majority of which were sold directly to retail customers seeking to build a home generally in the future. In May 2012, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Additionally, Southstar agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) of its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement. Assets excluded from the sale primarily included Bluegreen Communities’ notes receivable portfolio. In addition, because the transaction was an asset sale, liabilities not assumed by Southstar under the agreement were retained by our subsidiaries. The operating results of Bluegreen Communities are presented as a discontinued operation for all periods presented in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). In addition, the assets sold in the transaction are reported as assets held for sale on the accompanying Consolidated Balance Sheet at December 31, 2011.

BFC Financial Corporation (“BFC”), indirectly through its Woodbridge Holdings, LLC subsidiary (“Woodbridge”), currently owns approximately 53% of our outstanding common stock. On November 11, 2011, we entered into a merger agreement (the “2011 merger agreement”) with BFC and BXG Florida Corporation, a wholly owned subsidiary of Woodbridge (“Merger Sub”). If the merger contemplated by the 2011 merger agreement (the “2011 merger”) would have been consummated, we would have merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation of the 2011 merger and a wholly owned subsidiary of Woodbridge.  Pursuant to the terms of the 2011 merger agreement, our shareholders (other than BFC and Woodbridge, and shareholders who exercised their appraisal rights in accordance with Massachusetts law) would have received eight shares of BFC’s Class A Common Stock for each share of our common stock that they held at the effective time of the 2011 merger.  Consummation of the 2011 merger was subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the 2011 merger. Due to the inability to satisfy all required closing conditions, specifically the listing of BFC’s Class A Common Stock on a national securities exchange, effective November 14, 2012, the parties agreed to terminate the 2011 merger agreement and entered into the 2012 merger agreement described below.

On November 14, 2012, we entered into a new definitive merger agreement (the “2012 merger agreement”) with BFC, Woodbridge and Merger Sub, which provides for Merger Sub to merge with and into Bluegreen (the “2012 merger”), and for Bluegreen to continue as the surviving corporation of the merger and become a wholly owned subsidiary of Woodbridge. Pursuant to the terms of the 2012 merger agreement, our shareholders (other than BFC and Woodbridge, and shareholders who exercise their appraisal rights in accordance with Massachusetts law) will receive $10.00 in cash for each share of our common stock (including restricted shares, whether vested or unvested) that they hold at the effective time of the 2012 merger. In addition, each option to acquire shares of our common stock that is outstanding at the effective time of the 2012 merger, whether vested or unvested, will be canceled in exchange for the holder’s right to receive the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. If the 2012 merger is consummated, our common stock will no longer be listed for trading on the New York Stock Exchange (the “NYSE”) or registered under the Securities Exchange Act of 1934 (the “Exchange Act”).

Consummation of the 2012 merger is subject to a financing contingency as well as certain other closing conditions, including the approval of our shareholders (which was obtained at a special meeting of our shareholders held on March 28, 2013). In connection with the financing of the 2012 merger, we issued $75,000,000 of senior secured notes (the “Notes”) on March 26, 2013 in a private transaction arranged by BB&T Capital Markets. The proceeds from the Notes offering are expected to be used to fund a portion of the merger consideration, together with an additional approximately $15,000,000 which is expected to be funded from our unrestricted cash. See the “Liquidity and Capital Resources – Credit Facilities for Bluegreen Inventories without Existing Future Availability” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information regarding the Notes offering. It is anticipated that the remaining approximately $60,000,000 of the merger consideration will be funded by Woodbridge through a $71,750,000 investment expected to be made in Woodbridge by BBX Capital Corporation (“BBX Capital”), a NYSE listed company in which BFC owns a controlling interest.

In addition to BFC’s ownership interest in our common stock, Alan B. Levan, Chairman, Chief Executive Officer and President of BFC, and John E. Abdo, Vice Chairman of BFC, serve as Chairman and Vice Chairman, respectively, of our board of directors. In light of such relationships, both the 2011 merger agreement and the 2012 merger agreement were approved by a special committee comprised of our independent directors as well as our full board of directors.

Following the announcement of the 2011 merger agreement, seven purported class action lawsuits were filed seeking to enjoin the 2011 merger or, if it was completed, to recover relief as determined by the applicable presiding court. Four of these lawsuits were filed in Florida and have been consolidated into a single action. The other three lawsuits, which were filed in Massachusetts, have also been consolidated into a single action, which has been stayed in favor of the consolidated action in Florida. Following the announcement of the termination of the 2011 merger agreement and entry into the 2012 merger agreement, the plaintiffs in the Florida action filed a supplemental complaint alleging that the consideration to be received by our shareholders pursuant to the 2012 merger agreement remains inadequate and continues to be unfair to our unaffiliated shareholders. See “Item 3 – Legal Proceedings” for additional information regarding the pending litigation relating to the 2012 merger.

There is no assurance that the 2012 merger will be consummated on the contemplated terms, or at all.

Industry Overview

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

Vacation ownership interests were first introduced in Europe in the mid 1960s. Historically, the vacation ownership industry was highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. We believe that one of the most significant factors contributing to the historic growth of the vacation ownership industry was the entry into the market of some of the world’s major lodging, hospitality and entertainment companies, such as Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Starwood Hotels and Resorts Worldwide, Inc., and Wyndham Worldwide Corporation. Although vacation ownership operations currently comprise only a portion of some of these companies’ overall operations, we believe that their involvement in the vacation ownership industry has enhanced the industry’s image with the general public.

The purchase of a timeshare property typically entitles the buyer to use and occupy a fully-furnished residence, generally for a certain period each year but, in certain cases, for a certain period every two years in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is often held as a tenant-in-common with other buyers of interests in the vacation residence. However, under a points-based vacation club system, such as the Bluegreen Vacation Club, the members purchase a real estate interest in a specific VOI resort, which is deeded on their behalf into a trust and provides the member with beneficial rights, including an annual or biennial allotment of points that can be used to reserve occupancy at participating resorts. See “Products and Services – Vacation Ownership” below for additional information regarding the Bluegreen Vacation Club and our points-based system.

We believe that, in general, Americans desire to take family vacations and that the Bluegreen Vacation Club is positioned to benefit from consumer demand for family vacations. However, economic conditions may have an adverse effect on the demand for vacations and our operations.

Products and Services

Vacation Ownership

Bluegreen Resorts has been involved in the vacation ownership industry since its inception in 1994. Since our inception, we have generated approximately 411,000 VOI sales transactions, which include over 29,000 VOI sales transactions on behalf of third-parties. As of December 31, 2012, we were selling VOIs in the Bluegreen Vacation Club at 23 sales offices at resorts located in the United States and Aruba. VOIs in our resorts and those sold by us on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). We believe the Bluegreen Vacation Club allows our VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs. Members can stay for varying lengths of time on vacations for as little as two nights or as many nights as their points will allow on any one vacation. The number of points required for a stay at a resort varies depending on a variety of factors, including the resort location, the size of a unit, the vacation season and the days of the week used. Under this system, members can select vacations among available resorts according to their schedules, space needs, and available points. Subject to certain restrictions and fees, members are typically allowed to carry over for one year any unused points and to "borrow" points from the next year. Bluegreen Vacation Club members may use their points to stay in any of 60 Bluegreen Vacation Club resorts, which include 30 Club Resorts and 30 Club Associate Resorts, as described in further detail below. Bluegreen Vacation Club members may also use their points to take advantage of other vacation options, including an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. See “VOI Exchange Networks, the Bluegreen Traveler Plus™ Program and Other Strategic Alliances” for additional information regarding other vacation options available to Bluegreen Vacation Club members.

The owners of VOIs collectively manage the resort property through a nonprofit property owners’ association that is governed by a board of directors or trustees, consisting of representatives of the developer (so long as the developer owns VOIs in the resort or as otherwise provided by law) and owners of VOIs at the resort. The board of directors hires a management company to which it delegates many of the rights and responsibilities of the property owners’ association, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repairs and maintenance. Each VOI owner is required to pay a share of the costs of maintaining all of the properties in the Bluegreen Vacation Club system. These charges generally consist of an annual maintenance fee plus applicable real estate taxes and special assessments, which are assessed on an as-needed basis. If a VOI owner does not pay such charges, the owner’s use rights may be suspended and the owner’s VOI may be foreclosed upon, subject to the lender’s first mortgage lien on the VOI, if any.

Bluegreen Resorts’ estimated remaining life-of-project sales of Bluegreen-owned inventory at December 31, 2012 were approximately $3.4 billion, including approximately $0.9 billion which relates to fully developed inventory. Throughout this Annual Report on Form 10-K, “estimated remaining life-of-project sales” assumes the aggregate sales of the existing, currently under construction or development, and planned VOIs at retail prices prevailing at December 31, 2012. For the year ended December 31, 2012, Bluegreen Resorts recognized system-wide sales and operating profit (defined as operating profit prior to the allocation of corporate overhead, interest income, other income or expense, interest expense, income taxes and non-controlling interest) of $376.0 million and $96.3 million, respectively.

According to information compiled by various sources, we believe our typical customer to be married and between 45-55 years of age, with a median household income of approximately $80,000.

Fee-Based Services

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

Additionally, in exchange for fees, we provide management services to the Bluegreen Vacation Club and to certain property owners’ associations of the Club Resorts and Club Associate Resorts. In connection with the management services provided to the Bluegreen Vacation Club, we manage the club reservation system and provide owner services as well as billing and collections services. In connection with our management of property owners’ associations, we provide day-to-day management services, including oversight of housekeeping services, maintenance and certain accounting and administrative services. As of December 31, 2012, we provided management services to 45 timeshare resort properties and hotels.

We also generate fee-based income by providing construction consulting services (where we manage the development of VOI inventory for third-parties) and mortgage servicing of the VOI notes originated from the sales of third-party VOIs.

Vacation Club Resort Locations

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

Units at most of the Bluegreen Vacation Club properties typically include a full kitchen, two televisions, a DVD player and laundry facilities. Many properties offer guests a clubhouse (with an indoor or outdoor pool, a game room, exercise facilities and a lounge) and hotel-type staff. We manage all of the Club Resorts, either directly or through a subcontract, and we manage certain of the Club Associate Resorts.

The following table lists the Bluegreen Vacation Club – Club Resorts and Club Associate Resorts:

Bluegreen Vacation Club	Location
Club Resorts

The Club at Big Bear Village (1)	Big Bear Lake, California
Daytona SeaBreeze (1)	Daytona Beach Shores, Florida
The Hammocks at Marathon (1)	Marathon, Florida
The Fountains (1)	Orlando, Florida
Orlando’s Sunshine Resort I & II (1)	Orlando, Florida
Casa del Mar Beach Resort (1)	Ormond Beach, Florida
Grande Villas at World Golf Village (1)	St. Augustine, Florida
Solara Surfside (1)	Surfside, Florida
Bluegreen Club La Pension (1)	New Orleans, Louisiana
Mountain Run at Boyne (1)	Boyne Falls, Michigan
The Falls Village (1)	Branson, Missouri
Paradise Point Resort (1)(2)	Hollister, Missouri
Bluegreen Wilderness Club at Big Cedar (1)(2)	Ridgedale, Missouri
The Cliffs at Long Creek (1)(2)	Ridgedale, Missouri
BG Club 36 (1)	Las Vegas, Nevada
Bluegreen at Atlantic Palace (1)	Atlantic City, New Jersey
The Suites at Hershey (1)	Hershey, Pennsylvania
The Lodge Alley Inn (1)	Charleston, South Carolina
Carolina Grande (1)	Myrtle Beach, South Carolina
Harbour Lights (1)	Myrtle Beach, South Carolina
SeaGlass Tower (1)	Myrtle Beach, South Carolina
Shore Crest Vacation Villas I & II (1)	North Myrtle Beach, South Carolina
MountainLoft (1)	Gatlinburg, Tennessee
Laurel Crest (1)	Pigeon Forge, Tennessee
Shenandoah Crossing (1)	Gordonsville, Virginia
Bluegreen Wilderness Traveler at Shenandoah (1)	Gordonsville, Virginia
Bluegreen Patrick Henry Square (1)	Williamsburg, Virginia
Bluegreen Odyssey Dells (1)	Wisconsin Dells, Wisconsin
Christmas Mountain Village (1)	Wisconsin Dells, Wisconsin
La Cabana Beach and Racquet Club (3)	Oranjestad, Aruba

Club Associate Resorts

Paradise Isle Resort	Gulf Shores, Alabama
Shoreline Towers Resort	Gulf Shores, Alabama
Cibola Vista Resort and Spa (1)(4)	Peoria, Arizona
Blue Water Resort at Cable Beach (1)(4)	Cable Beach, Nassau, Bahamas
Via Roma Beach Resort (1)	Bradenton Beach, Florida
Dolphin Beach Club (1)	Daytona Beach Shores, Florida
Fantasy Island Resort II (1)	Daytona Beach Shores, Florida
Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
Tropical Sands Resort	Fort Myers Beach, Florida
Windward Passage Resort	Fort Myers Beach, Florida
Gulfstream Manor (1)	Gulfstream, Florida
Resort Sixty-Six (1)	Holmes Beach, Florida
Outrigger Beach Club (1)	Ormond Beach, Florida
Landmark Holiday Beach Resort	Panama City Beach, Florida
Ocean Towers Beach Club	Panama City Beach, Florida
Panama City Resort & Club	Panama City Beach, Florida
Surfrider Beach Club	Sanibel Island, Florida
Bluegreen at Tradewinds (4)	St. Pete Beach, Florida
Petit Crest Villas at Big Canoe	Marble Hill, Georgia

Bluegreen Vacation Club	Location
Studio Homes at Ellis Square (1)(4)	Savannah, Georgia
The Breakers Resort (1)(4)	Dennis Port, Massachusetts
The Soundings Seaside Resort (1)(4)	Dennis Port, Massachusetts
Lake Condominiums at Big Sky	Big Sky, Montana
South Mountain Resort (1)(4)	Lincoln, New Hampshire
Foxrun Townhouses	Lake Lure, North Carolina
Sandcastle Village II	New Bern, North Carolina
Waterwood Townhouses	New Bern, North Carolina
Players Club	Hilton Head Island, South Carolina
Parkside Williamsburg Resort(1)(4)	Williamsburg, Virginia
Manhattan Club(4)	New York City, New York

(1)	This resort is managed by Bluegreen Resorts Management, Inc., one of our wholly-owned subsidiaries.

(2)	This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC, a joint venture with Big Cedar, LLC. We own a 51% interest in this joint venture, and the joint venture’s results of operations, cash flows and financial position are included in our consolidated financial statements.

(3)	This resort is managed by Casa Grande Cooperative Association I, which has contracted with Bluegreen Resorts Management, Inc. to provide management consulting services to the resort.

(4)	This resort is a Club Associate Resort as a result of our sales of VOIs in the resort as part of our fee-based services business.

Club Resorts

Below is a description of each of the Club Resorts. Certain of the amenities described below for these resorts are separately owned and operated, and may require guests to pay separate fees.

The Club at Big Bear Village – Big Bear Lake, California. This resort is located in the mountains of Southern California in Big Bear Lake. This resort features three- and four bedroom villas and offers amenities such as a heated pool, private fitness center, private balconies, barbeque grill area, and billiards room.

Daytona SeaBreeze — Daytona Beach Shores, Florida. This 80-unit, oceanfront resort is located on Daytona Beach, which is known as the “World’s Most Famous Beach.” Amenities include private ocean-front balconies, a heated outdoor swimming pool, a children’s pool, a hot tub, a fitness center, a barbeque grill area and a game room. The resort is located near the world-famous Daytona International Speedway and DAYTONA USA®.

The Hammocks at Marathon — Marathon, Florida. The Hammocks at Marathon is located in the Florida Keys within easy reach of both Miami and Key West, Florida. This 58-unit waterfront resort offers such amenities as a pool, boat slips, an outside tiki bar and a variety of water sport recreational vehicle rentals.

The Fountains — Orlando, Florida. This 54-acre, resort is located on a lake and is minutes away from Central Florida’s family attractions, including Walt Disney World®, SeaWorld® and Universal Studios Florida®. Amenities include a clubhouse with a heated indoor/outdoor swimming pool, a pool bar, a massage room, steam and sauna rooms, a family activity room, a tennis court, a basketball court, and a resort style pool facility, as well as an on-site Domino’s Pizza® and a Benihana restaurant.

Orlando’s Sunshine Resort I & II — Orlando, Florida. Orlando’s Sunshine Resort is located near Wet’n’Wild® water park and Universal Studios Florida®. This 90-unit property features an outdoor swimming pool, a hot tub and tennis courts.

Casa del Mar Beach Resort — Ormond Beach, Florida. Casa del Mar is a 43-unit resort located directly on the ocean and includes an outdoor pool and miniature golf. In nearby Daytona Beach, guests can drive on the beach or visit the Daytona International Speedway.

Grande Villas at World Golf Village — St. Augustine, Florida. Grande Villas is located next to the World Golf Hall of Fame®. This resort features an extensive array of amenities, including a golf course, swimming pools, a hot tub, a sauna and a playground. The resort includes 152 units.

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

Mountain Run at Boyne — Boyne Falls, Michigan. Mountain Run at Boyne is located on Boyne Mountain, which is known for skiing, snowboarding and tubing on more than 50 runs with convenient lift and trail systems. In the summer, Boyne Mountain offers golf on nearby world-class courses designed by some of the game’s masters, including Robert Trent Jones, Arthur Hills, Donald Ross and others. Mountain Run has 104 units.

The Falls Village — Branson, Missouri. The Falls Village is located near the Ozark Mountains. Fishing, boating and swimming are available at nearby Table Rock Lake and Lake Taneycomo, and area theaters feature shows by renowned country music stars.

Paradise Point Resort — Hollister, Missouri. Paradise Point, which currently has 84 units, is situated on Table Rock Lake. This vacation ownership resort is being developed, marketed and sold by Bluegreen/Big Cedar Vacations, LLC (“Bluegreen/Big Cedar Vacations”), a joint venture between us and Big Cedar, LLC, in which we own a 51% interest. Paradise Point offers studio units, executive 1-bedroom villas and spacious 2-bedroom villas. On-site amenities include a fitness center and an outdoor swimming pool.

Bluegreen Wilderness Club at Big Cedar — Ridgedale, Missouri. The Bluegreen Wilderness Club at Big Cedar is a wilderness-themed resort adjacent to the world famous Big Cedar Lodge luxury hotel resort. This vacation ownership resort is also developed, marketed and sold by Bluegreen/Big Cedar Vacations. The resort is located on Table Rock Lake, and is near Dogwood Canyon. Guests staying in the two-bedroom cabins or one- and two-bedroom lodge villas enjoy fireplaces, private balconies and full kitchens. Amenities include indoor and outdoor swimming pools and hot tubs, a lazy river, hiking trails, a campfire area, and playground. Guests also have access to certain of the luxury amenities at the Big Cedar Lodge, including a marina, horseback riding, tennis courts and a spa.

The Cliffs at Long Creek — Ridgedale, Missouri. The Cliffs at Long Creek currently features 29 patio homes that overlook Table Rock Lake. These two- level, five-bedroom homes feature two master bedrooms, a whirlpool bath, walk-in closet, media room, billiards table, gourmet kitchen, covered porch, and 2-car garage. This resort is also developed, marketed and sold by Bluegreen/Big Cedar Vacations.

Bluegreen Club 36 — Las Vegas, Nevada. This 478 unit resort is located just off the Las Vegas strip and features various amenities, including an indoor pool, outdoor sundeck, fitness center and two on-site restaurants. BG Club 36 features both one- and two-bedroom villas with Parisian Art Deco décor.

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

Carolina Grande — Myrtle Beach, South Carolina. This 118-unit, 20-story tower is located across the street from the beach. Through an arrangement with The Carolinian Beach Resort, guests enjoy an accessible breezeway directly to the beach. Other amenities include indoor and outdoor swimming pools, hot tubs, full kitchens, washers and dryers, and views of the ocean and city. The resort is located near NASCAR® SpeedPark, Broadway at the BeachSM (a 350-acre complex featuring numerous specialty shops, restaurants, attractions and nightclubs), Myrtle Waves Water Park, Carolina Opry, Dixie Stampede and the Myrtle Beach Convention Center.

Harbour Lights — Myrtle Beach, South Carolina. Harbour Lights is located in the Fantasy Harbour Complex in the center of Myrtle Beach. Nearby are Theater Row, shopping, golf courses and restaurants. The resort’s activities center overlooks the Intracoastal Waterway.

SeaGlass Tower — Myrtle Beach, South Carolina. The SeaGlass Tower is a 19-story, 144-unit mirrored tower located on the beach. Amenities include, among others, balconies, fully equipped kitchens, whirlpool baths, an indoor and two outdoor swimming pools, a hot tub, and two saunas. SeaGlass Tower is located near Broadway at the BeachSM and the Myrtle Beach Convention Center.

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

Bluegreen Wilderness Traveler at Shenandoah — Gordonsville, Virginia. This property is located adjacent to our Shenandoah Crossing resort. Wilderness Traveler at Shenandoah provides Bluegreen Vacation Club members with a high quality vacation experience in the “great outdoors”. Accommodations consist of cabins, luxury campsites for recreational vehicles and fully furnished climate-controlled platform tents, as well as outdoor-themed amenities and programs.

Bluegreen Patrick Henry Square – Williamsburg, Virginia. This 72-unit resort is located only 1/2 a block from Colonial Williamsburg. The resort has accommodations ranging from studio to two-bedroom villas with kitchen and colonial-inspired décor. Nearby attractions include Busch Gardens® Williamsburg and Water Country USA®, as well as the nearby scenic Atlantic beaches, shopping, golf, and water attractions.

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

The following tables describe the relative size, and stage of development of, as well as the amount and the estimated sales value of our remaining unsold inventory at, each of our Club Resorts as of December 31, 2012. Although all inventory is sold as VOIs, we disclose the size and inventory information in terms of number of vacation homes for ease of comparability between our resorts and those of other companies in our industry. “Vacation homes” are individual lodging units (e.g., condominium-style apartments, town homes, cabins, yurts, luxury campsites, etc.).

Resort	The Club at Big Bear Village	Daytona Seabreeze	The Hammocks at Marathon	The Fountains	Orlando’s Sunshine Resort
Location	Big Bear Lake, CA	Daytona Beach Shores, FL	Marathon, FL	Orlando, FL	Orlando, FL
Year acquired (1)	2012	2005	2003	2003	1997
Number of vacation homes completed	18	80	58	571	90
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	40	—	—	175	—
Total current and future vacation homes	58	80	58	746	90
Percentage of total current and future vacation homes sold	14%	80%	94%	58%	85%
Estimated remaining life-of-project sales (in millions) (4)	$264.0	$10.0	$5.3	$454.5	$15.6

Resort	Casa del Mar Beach Resort	Grande Villas at World Golf Village	Solara Surfside Resort	Bluegreen Club La Pension	Mountain Run at Boyne
Location	Ormond Beach, FL	St. Augustine, FL	Surfside, FL	New Orleans, LA	Boyne Falls, MI
Year acquired (1)	2003	2003	2001	2008	2002
Number of vacation homes completed	43	152	58	64	104
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	—	—	—
Total current and future vacation homes	43	152	58	64	104
Percentage of total current and future vacation homes sold (3)	77%	88%	66%	72%	78%
Estimated remaining life-of-project sales (in millions) (4)	$8.3	$17.5	$13.9	$15.9	$15.0

Resort	The Falls Village Resort	Paradise Point Resort	Bluegreen Wilderness Club at Big Cedar	Bluegreen Wilderness Club at Long Creek Ranch	Bluegreen Club 36
Location	Branson, MO	Hollister, MO	Ridgedale, MO	Ridgedale, MO	Las Vegas, NV
Year acquired (1)	1997	2010	2000	2007	2004
Number of vacation homes completed	164	84	312	29	478
Number of vacation homes under construction	—	30	—	—	—
Number of future vacation homes (2)	111	120	12	160	—
Total current and future vacation homes	275	234	324	189	478
Percentage of total current and future vacation homes sold(3)	52%	22%	80%	15%	68%
Estimated remaining life-of-project sales (in millions) (4)	$81.3	$415.0	$30.0	$364.0	$156.0

Resort	Bluegreen at Atlantic Palace	The Suites at Hershey	The Lodge Alley Inn	Carolina Grande	Harbour Lights
Location	Atlantic City, NJ	Hershey, PA	Charleston, SC	Myrtle Beach, SC	Myrtle Beach, SC
Year acquired (1)	2008	2004	1998	2005	1997
Number of vacation homes completed	288	79	90	118	240
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	—	—	78
Total current and future vacation homes	288	79	90	118	318
Percentage of total current and future vacation homes sold(3)	91%	75%	91%	94%	69%
Estimated remaining life-of-project sales (in millions) (4)	$22.0	$19.5	$7.4	$5.5	$70.0

Resort	Seaglass Tower	Shore Crest Vacation Villas	Mountain Loft	Laurel Crest	Shenandoah Crossing
Location	Myrtle Beach, SC	Myrtle Beach, SC	Gatlinburg, TN	Pigeon Forge, TN	Gordonsville, VA
Year acquired (1)	2005	1996	1994	1995	1997
Number of vacation homes completed	144	240	284	152	262
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	—	—	190	50	—
Total current and future vacation homes	144	240	474	202	262
Percentage of total current and future vacation homes sold(3)	83%	92%	51%	54%	95%
Estimated remaining life-of-project sales (in millions) (4)	$16.0	$19.0	$218.0	$85.0	$10.5

Resort	Bluegreen Wilderness Traveler at Shenandoah	Bluegreen Patrick Henry Square	Bluegreen Odyssey Dells	Christmas Mountain Village	La Cabana Beach and Racquet Club
Location	Gordonsville, VA	Williamsburg, VA	Wisconsin Dells, WI	Wisconsin Dells, WI	Oranjestad, Aruba
Year acquired (1)	2007	2006	2006	1997	1997
Number of vacation homes completed	122	72	86	309	449
Number of vacation homes under construction	—	—	—	—	—
Number of future vacation homes (2)	86	400	76	—	—
Total current and future vacation homes	208	472	162	309	449
Percentage of total current and future vacation homes sold(3)	60%	7%	36%	92%	98%
Estimated remaining life-of-project sales (in millions) (4)	$93.0	$607.0	$147.5	$19.0	$5.8

(1)	Year that we first acquired the land to develop the resort or the year we first acquired existing VOIs at the resort, as applicable.

(2)	Number of vacation homes that can be developed at the resort in the future, although we may not have the resources to, or may otherwise decide not to, commence or complete the development of any future vacation homes. In addition, any such vacation homes developed in the future may not be sold at favorable prices or at all.

(3)	Represents the portion of each resort that has been sold as of December 31, 2012, including sales made by prior owners of the resorts, if applicable. The unsold portion includes vacation homes that are either completed, under construction or subject to future development and may include VOIs that were sold and then reacquired through equity trade, receivable default or otherwise.

(4)	Estimated remaining life-of-project sales as of December 31, 2012, including both completed and potential future units. These tables exclude VOI inventory that we own at several Club Associate Resorts.

Club Associate Resorts

Below is a description of the Club Associate Resorts. Certain of the amenities described below for these resorts are separately owned and operated, and may require guests to pay separate fees.

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

Ocean Towers Beach Club — Panama City Beach, Florida. Located on the “Miracle Strip” in Panama City Beach, Ocean Towers Beach Club offers one- and two-bedroom oceanfront suites. The resort’s units feature private balconies or porches, full kitchens and washer/dryers. Other amenities include an exercise room and outdoor heated pool, and nearby tennis and golf are available.

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

Petit Crest & Golf Club Villas at Big Canoe — Big Canoe, Georgia. The resort is located at Big Canoe in the foothills of the North Georgia Appalachians and an hour north of Atlanta with nearby activities such as fishing, boating, golfing and tennis. Petit Crest Villas’ units feature a balcony or porch, full kitchen, fireplace, washer and dryer.

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

Club Associate Resorts Related to our Fee-Based Service Business

The following are Club Associate Resorts, where in connection with our fee-based service sales and marketing business(which is described under “Fee-Based Services” above), we sell third-party developers’ VOIs as Bluegreen Vacation Club interests. Certain of the amenities described below for these resorts are separately owned and operated, and may require guests to pay separate fees.

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

Bluegreen at Tradewinds – St. Pete Beach, Florida. This resort is located in St. Pete Beach with easy access to St. Petersburg’s 22-mile shoreline along the Gulf of Mexico. The resort features studio and one-bedroom villas. Amenities include a spa, fitness center, pool, tennis and nearby paddle boarding, water parks, and casual dining at beach bars.

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

Future Resorts and Acquisition of Additional Inventory

We believe that we currently have adequate timeshare inventory to satisfy our projected sales of VOIs for 2013 and a number of years thereafter. Accordingly, except in limited instances, such as VOI resorts to be developed through our Bluegreen/Big Cedar Joint Venture, we currently do not plan to acquire or significantly develop additional resort properties in the near term. However, if the opportunity to acquire a strategic property on acceptable terms presents itself, as was the case with our acquisition of The Club at Big Bear Village in May 2012, we may decide to acquire or develop more inventory in the future. Further, we anticipate that we will continue to add additional resorts to the Bluegreen Vacation Club through our fee-based services business.

VOI Exchange Networks, the Bluegreen Traveler Plus™ Program, and Other Strategic Alliances

We believe that our VOIs are made more attractive by our affiliation with exchange networks, our Traveler Plus™ program and other strategic alliances with third party resort developers. Bluegreen Vacation Club members may participate in the Resort Condominiums International, LLC (“RCI”), an unaffiliated external exchange network. RCI exchange network allows an owner to exchange stays in their VOI for occupancy at over 4,000 participating resorts located throughout the world in over 100 countries, based upon availability and the payment of a variable exchange fee. The annual membership fees of RCI are included in the Bluegreen Vacation Club dues. In 2012, approximately 8% of our owners utilized the RCI exchange network for an exchange of two or more nights. Most of the Bluegreen Club Resorts are rated in one of the two highest categories by RCI (Gold Crown and Silver Crown). We also have a joint venture with Shell Vacation Club (“Shell”), an unaffiliated privately-held resort developer, called Select Connections™. Select Connections™ provides Bluegreen Vacation Club owners who purchased or upgraded their VOI since July 1, 2007, with the ability to use their vacation points to reserve accommodations in approximately 23 Shell locations for a nominal fee. The Select Connections™ joint venture also provides members of Shell access to certain Bluegreen Vacation Club resorts.

Bluegreen Vacation Club members, for an additional annual fee, may also participate in the Bluegreen Traveler Plus™ program, which allows them to use their points for a variety of hotel stays, RV site stays within the “Coast to Coast” network, or various cruise vacations.

No assurance can be given that our resorts will continue to participate in the RCI or Select Connections™ exchange networks, or that or that our customers will continue to be satisfied with these networks. Our failure or the failure of any of our resorts to participate in qualified exchange networks, or the failure of such networks to operate effectively could have a material adverse effect on us.

Further, in January 2013, we entered into multi-year strategic alliance agreements with Choice Hotels International Inc. (“Choice”). Choice currently franchises approximately 6,200 hotels in the United States and more than 30 foreign countries and territories and its brands include Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge and Rodeway Inn. Subject to the terms and conditions of the agreements, including specified timelines, Choice has agreed, among other things, to brand 21 Bluegreen Vacation Club resorts as part of the Choice Hotels AscendTM Hotel Collection, a network of historic, boutique and unique hotels in the United States, Canada, Scandinavia and Latin America. Additionally, the components of the Choice Hotels loyalty program, Choice Privileges®, will be combined with the Bluegreen Traveler Plus™ program, which will allow Traveler Plus™ participants to enroll as members of Choice Privileges®, be upgraded to Elite Gold status to receive special benefits, and to convert their Bluegreen Vacation Club Points into Choice Privileges® Points, which can be used for stays at participating Choice hotels. Additionally, all Bluegreen Vacations Club members will be eligible to access discounted rates at all 6,200 Choice hotels, subject to availability. See below for a description of Bluegreen’s marketing and sales arrangements with Choice.

No assurance can be given that our resorts will continue to participate in the RCI or Select Connections™ exchange networks, or that or that our customers will continue to be satisfied with these networks or the Bluegreen Traveler Plus™ program. In addition, our relationship with Choice may not be received favorably by our customers or have a positive impact on our operating results and financial condition. Our failure or the failure of any of our resorts to participate in qualified exchange networks or other strategic alliances, or the failure of such networks or other strategic alliances to operate effectively could have a material adverse effect on us.

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

Additionally, we offer a sampler program, which allows purchasers of this product to enjoy substantially the same accommodations offered to Bluegreen Vacation Club members during a trial period, which is generally one or two years. We believe that we benefit from the sampler program as it gives us an opportunity to market our VOIs to customers when they use their trial memberships at our resorts and to recapture a portion of the costs incurred in connection with the initial marketing to prospective customers.

In addition to attracting new customers, we seek to sell VOIs to our existing VOI owners (“owner sales”). Owner sales generally have lower marketing costs and typically result in relatively higher operating margins than sales generated through other marketing channels. During 2012, owner sales accounted for 58% of our system-wide sales.

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

One of our wholly-owned subsidiaries has a joint venture arrangement with Big Cedar, LLC (“Big Cedar”), an affiliate of Bass Pro, Inc. (“Bass Pro”), relating to Bluegreen/Big Cedar Vacations. Our subsidiary owns 51% of Bluegreen/Big Cedar Vacations and Big Cedar owns the remaining 49%. Bluegreen/Big Cedar Vacations develops, markets and sells VOIs at the Bluegreen Wilderness Club at Big Cedar, a wilderness-themed resort adjacent to the Big Cedar Lodge, a luxury hotel resort owned by Big Cedar, on the shores of Table Rock Lake in Ridgedale, Missouri. Bluegreen/Big Cedar Vacations also develops, markets, and sells timeshare interests in The Cliffs at Long Creek and Paradise Point Resort. Bluegreen/Big Cedar Vacations pays Big Cedar a fee upon sales of certain timeshare interests for promotional, marketing and advertising services.

We have an exclusive marketing agreement with Bass Pro, through January 2025. Bass Pro is a privately-held retailer of fishing, marine, hunting, camping and sports gear. Pursuant to the agreement, we have the right to market VOIs at each of Bass Pro’s retail locations. As of December 31, 2012, we marketed VOIs in 55 of Bass Pro’s stores. Under the agreement, we also have the right to market VOIs in Bass Pro’s catalogs and on its web site, and we have access to Bass Pro’s customer lists. In exchange, we compensate Bass Pro based on the overall success of these marketing activities. The amount of compensation is dependent on the level of additional marketing efforts required by us to convert the prospect into a sale and a defined time frame for such marketing efforts. No compensation is paid to Bass Pro under the marketing agreement on sales made by Bluegreen/Big Cedar Vacations of VOIs owned by Bluegreen/Big Cedar Vacations. In accordance with the agreement, we make an annual prepayment to Big Cedar by January of each year. The prepayment is an advance payment for anticipated commissions estimated to be generated during the upcoming year, as determined by us and Big Cedar, not to exceed $5.0 million. No additional commissions are paid to Big Cedar during any year, until the annual prepayment for that year has been fully earned. In 2010, 2011 and 2012, we incurred Bass Pro-related marketing expenses of approximately $2.9 million, $3.9 million, and $4.2 million, respectively.

As previously described, we entered into a multi-year strategic relationship with Choice in January 2013. This relationship impacts several areas of our business and, while there is no assurance as to the success of the relationship, it includes a sales and marketing alliance component which we believe will enable us to leverage Choice’s brands, customer relationships and marketing channels to market our VOI offerings for specified payments and subject to specified terms and conditions.

Our sales offices are located adjacent to certain of our resorts and are staffed with sales representatives and sales managers, all of whom are our employees. We sponsor ongoing training for our personnel. During the year ended December 31, 2012, our selling and marketing expense was $167.2 million, or 45% of the system-wide sales of VOIs, net, of $370.3 million (including sales of VOIs on behalf of third parties).

It is our policy to require our sales staff to provide each VOI customer with a written disclosure statement prior to the time the customer signs a purchase agreement. The purpose of this disclosure statement is to provide relevant information regarding VOI ownership at the resort and membership in the Bluegreen Vacation Club. Pursuant to our policies, the statement must be signed by every purchaser. Purchasers are entitled to cancel purchase agreements within applicable legal rescission periods. Substantially all VOI purchasers visit one of our sales offices prior to or at the time of purchase.

Customer Financing

We offer financing of up to 90% of the purchase price of our VOIs to our VOI customers who meet certain FICO® score-based underwriting standards. The typical financing extended by us on a VOI during the year ended December 31, 2012 provided for a term of 10 years and a fixed interest rate. However, we also encourage purchasers to finance their purchase with a loan having a shorter term by offering a lower interest rate. In connection with our VOI sales, we deliver the property deed to the trustee of the Bluegreen Vacation Club on behalf of the purchaser and secure repayment of the purchaser’s obligation by obtaining a mortgage on the purchaser’s VOI.

Purchasers of VOIs are required to make a down payment of at least 10% of the VOI sales price. As part of our continued efforts to improve our operating cash flows, beginning in 2009, we began incentivizing our sales associates to encourage cash sales, and we promoted a point-of-sale credit card program with a third party bank. As a result, we have increased both the percentage of our sales that are 100% cash and our average down payment on financed sales. Including down payments received on financed sales, 53% of our sales during the year ended December 31, 2012 were paid in cash within approximately 30 days from the contract date.

See “Products and Services — Vacation Ownership” above for more information about the demographic profile of our typical customer. See “Sales of Receivables/Pledging of Receivables” below for information regarding our receivable financing activities.

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

Effective December 15, 2008, we implemented a FICO® score-based credit underwriting program. Following implementation, we no longer provided financing to customers with FICO® scores below 500, and new customers with FICO® scores between 500 and 599 were required to make a minimum cash down payment of 20%. Effective January 1, 2010, we further increased our credit underwriting standards such that we no longer provide financing to customers with FICO® scores below 575. For loans with an outstanding balance as of December 31, 2012 that were originated from December 15, 2008 through December 31, 2009, the borrowers’ weighted average FICO® score at the point of sale was 706. For loans with an outstanding balance as of December 31, 2012 that were originated from January 1, 2010 through December 31, 2012, the borrowers’ weighted average FICO® score at the point of sale was 713. Further information is set forth in the following table:

	Percentage of originated and serviced VOI receivables
FICO® Score	Loans originated December 15, 2008 - December 31, 2009	Loans originated January 1, 2010 - December 31, 2012

Below 575	5%	0%
Between 575 and 619	7%	8%
Between 620 and 700	33%	34%
Above 700	55%	58%

We encourage purchasers to make higher down payments and accept shorter loan period terms by offering lower interest rates. In addition, where permitted under applicable laws rules and regulations, buyers get a 1% discount in the interest rate by participating in our pre-authorized checking payment plan. As of December 31, 2012, approximately 90% of our serviced VOI notes receivable were on our pre-authorized checking payment plan.

Effective November 1, 2008, we increased the interest rates charged on new loans. We believe that the weighted-average interest rate on our portfolio will increase over time, as the lower-interest rate older loans continue to amortize down. The weighted-average interest rate on our VOI notes receivable was as follows:

As of December 31,
2011		2012
Loans originated before November 1, 2008	Loans originated on or after November 1, 2008	Loans originated before November 1, 2008	Loans originated on or after November 1, 2008
14.99%	16.16%	14.97%	16.24%

Collection Policies

Financed sales of VOIs originated by us typically utilize a note and mortgage. Collection efforts related to the timeshare loans are managed by us and are handled by a staff of experienced collectors, assisted by a mortgage collection computer system. Our collectors are incentivized through a performance-based compensation program. Technological capabilities include, but are not limited to, automated lock box and clearing house processing. The goal of our collection policy is designed to minimize defaults and delinquencies and maximize cash flow, subject to limitations as may be imposed by lenders who hold security interests in the loans or by other note issuers who acquire the loans.

We generally make collection efforts to customers by mail and by telephone. Telephone contact generally commences when an account is as few as 10 days past due. At 30 days past due, a collection letter is sent to U.S. residents advising the customer that if the loan is not brought current, the delinquency will be reported to the credit reporting agencies. At 60 days delinquent, we send a lockout letter to the customer by regular and registered/certified mail advising that they cannot make any future reservations for lodging at a resort. If the delinquency continues, at 90 days past due, we stop the accrual of, and reverse previously accrued but unpaid, interest on the note receivable and mail by regular and registered/certified mail a “Notice of Intent to Cancel Membership,” which informs the customer that unless the delinquency is cured within 30 days, we will terminate the customer’s VOI ownership. If the customer fails to respond to the correspondence within the given timeframe, the loan will be defaulted and the customer’s VOI terminated. In that case, we send a final letter by regular and registered/certified mail to notify the customer of the loan default and the termination of the customer’s beneficial interest in the timeshare property. Thereafter, we seek to resell the VOI to a new purchaser. Historically, we have typically not sought to collect a deficiency on defaulted promissory notes.

Allowance for Credit Losses

The following table summarizes our allowance for credit losses as of December 31, 2011 and 2012 (dollars in thousands):

	As of
	December 31, 2011	December 31, 2012

Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$154,020	$139,777
VOI notes receivable - securitized	459,778	420,451
	613,798	560,228
Allowance for credit losses - non-securitized	(22,739)	(18,572)
Allowance for credit losses - securitized	(83,874)	(65,512)
VOI notes receivable, net	$507,185	$476,144
Allowance as a % of VOI notes receivable	17%	15%

Notes receivable secured by homesites:
Homesite notes receivable	$5,801	$4,992
Allowance for credit losses	(469)	(271)
Homesite notes receivable, net	$5,332	$4,721
Allowance as a % of homesite notes receivable	8%	5%

Total notes receivable:
Gross notes receivable	$619,599	$565,220
Allowance for credit losses	(107,082)	(84,355)
Notes receivable, net	$512,517	$480,865
Allowance as a % of gross notes receivable	17%	15%

(1)	As previously described, while we sold substantially all of the assets that comprised our residential communities business, Bluegreen Communities, during May 2012, Bluegreen Communities’ notes receivable portfolio was excluded from the transaction and retained by us.

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

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the performance of our notes receivable portfolio.

Sales of Receivables/Pledging of Receivables

Our ability to sell or borrow against our VOI notes receivable has historically been a critical factor in fulfilling our liquidity requirements. The vacation ownership business generally involves making sales of a vacation product where a buyer is only required to pay a minimum of 10% to 20% of the purchase price up front, while at the same time selling, marketing and administrative expenses are primarily cash expenses. For the year ended December 31, 2012, these expenses approximated 51% of system-wide sales, net. Accordingly, having facilities for the sale or hypothecation of these vacation ownership receivables, along with periodic term securitization transactions, has been a critical factor to us in meeting our short- and long-term cash needs.

Our vacation ownership receivables purchase facilities and term securitizations typically utilize an owner’s trust structure whereby we sell receivables to a wholly-owned, special purpose finance entity which then sells the receivables to an owner’s trust, typically without recourse to us or our subsidiaries, except for breaches of certain representations and warranties at the time of sale. While in limited instances, such as the Legacy Securitization, we have entered into guarantees in connection with our vacation ownership receivables purchase facilities or term securitizations, historically, we have typically not entered into such guarantees. These facilities usually have detailed requirements with respect to the eligibility of receivables for purchase, and fundings under these facilities are typically subject to certain conditions precedent. Under such purchase facilities, a variable purchase price of a portion of the principal balance of the receivables sold, subject to certain terms and conditions, is paid at closing in cash. The balance of the purchase price is deferred until such time as the purchaser of our vacation ownership receivables has received a specified return and all servicing, custodial, agent and similar fees and expenses have been paid and, if applicable, a specified overcollateralization ratio is achieved and a cash reserve account is fully funded. Our vacation ownership receivables purchase facilities typically include various conditions to purchase, covenants, trigger events and other provisions we believe to be customary for these types of transactions. We have historically acted as servicer of the vacation ownership receivables we have sold under these purchase facilities for a fee. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our vacation ownership receivables purchase facilities and term securitizations, including the Legacy Securitization.

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

We receive mortgage servicing fees for servicing our securitized notes receivable which are included as a component of interest income. Additionally, we record servicing fee income that we earn from third-party lenders in connection with our servicing of their loan portfolio under our fee-based services arrangements.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation. We are subject to various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, marketing and sale of real estate and VOIs and various aspects of our financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity. In addition to the laws applicable to our customer financing and other operations discussed below, we are or may be subject to the Fair Housing Act and various other federal statutes and regulations. We are also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba and Blue Water Resort in Nassau, Bahamas. In addition, in the future, VOIs may be deemed to be securities subject to regulation as such, which could have a material adverse effect on us. The cost of complying with applicable laws and regulations may be significant and we may not maintain compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on us.

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

During the year ended December 31, 2012, approximately 10% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and affiliated telemarketing efforts. Further, an additional approximate 8% of our VOI sales during the year ended December 31, 2012 were generated by marketing to prospective purchasers obtained from third-party VOI prospect vendors, many of whom use telemarketing operations to generate these prospects. We attempt to monitor the actions and compliance of these third parties but there are risks associated with their use. In recent years, state regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be mitigated to some extent by the use of “permission marketing,” whereby we obtain the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. We have also implemented policies and procedures which we believe will help reduce the possibility that individuals who have requested to be placed on our internal company do not call list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

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

Competition

Bluegreen Resorts competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than we do. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. We also compete with numerous other smaller owners and operators of vacation ownership resorts. In our fee-based services business, we typically compete with Hilton Hotels Corporation, Wyndham Worldwide Corporation and Diamond Resorts International. In addition to competing for sales leads, prospects and fee-based service clients, we compete with other VOI developers for marketing, sales, and resort management personnel.

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

Personnel

As of December 31, 2012, we had 4,387 employees, of which 410 were located at our headquarters in Boca Raton, Florida, and 3,977 were located in regional field offices throughout the United States, Canada and Aruba. We believe that our relations with our employees are satisfactory.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 1, 2013:

Name	Age	Position

John M. Maloney, Jr.	51	President and Chief Executive Officer

Anthony M. Puleo	44	Senior Vice President, Chief Financial Officer and Treasurer; President, Bluegreen Treasury Services

David L. Pontius	57	Executive Vice President and Chief Strategy Officer; President, Bluegreen Services

David Bidgood	55	Senior Vice President; President, Bluegreen Resorts Field Sales & Marketing

Susan J. Saturday	53	Senior Vice President and Chief Human Resources Officer

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

Anthony M. Puleo joined us in 1997 as Chief Accounting Officer. Mr. Puleo was appointed Vice President in 1998 and Senior Vice President in 2004. Mr. Puleo served as Interim Chief Financial Officer from April 2005 through August 2005. In August 2005, he was appointed Chief Financial Officer and Treasurer. In January 2010, he was appointed President of Bluegreen Treasury Services. From December 1990 through October 1997, Mr. Puleo held various positions with Ernst & Young LLP, including Senior Manager in the Assurance and Advisory Business Services group. Mr. Puleo holds a B.B.A. in Accounting and is a Certified Public Accountant.

David L. Pontius joined us in 2007 as Senior Vice President of the Company and President of Bluegreen Resorts. Mr. Pontius was appointed President of Bluegreen Services in December 2008 and Executive Vice President and Chief Strategy Officer in September 2010. From 2002 to 2007, Mr. Pontius worked at Wyndham Vacation Ownership, Inc. and its sister company, RCI Global Vacation Network (RCI). From 2006 to 2007, he served as Executive Vice President, Hospitality, Strategic Planning and Chief Customer Officer at Wyndham Vacation Ownership. From 2002 to 2006, Mr. Pontius served as President and Chief Executive Officer of RCI North America. From 1996 to 2002, Mr. Pontius served in positions of increasing responsibilities at Hilton Grand Vacations Company, including Senior Vice President of Operations. From 1992 to 1996, Mr. Pontius served as Chief Operating Officer of Vacation Internationale, one of the pioneer companies in timesharing and points-based clubs.

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

Our business and operations, including our ability to market VOIs, is subject to general economic conditions, as well as interest rates and the availability of financing.

Our business has been adversely affected by unfavorable general economic and industry conditions, including high unemployment rates and job insecurity, declines in discretionary spending, housing values and availability of financing, and geopolitical conflicts. If recent recovery trends do not continue or, economic conditions deteriorate, our business and results may be adversely impacted, particularly if financing for us or for our customers is unavailable or if changes in general economic conditions or other factors adversely affect our customers’ ability to pay amounts owed under notes receivable. Further, adverse changes affecting the vacation ownership industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on our business.

We would incur substantial losses and our liquidity position could be adversely impacted if the customers to whom we provide financing default on their obligations.

Prior to December 15, 2008, we did not perform credit checks on the purchasers of our VOIs in connection with our financing of their purchases. Effective December 15, 2008, we implemented a FICO® score-based credit underwriting program. We enhanced this credit underwriting program during January 2010. While our loan portfolio originated after December 15, 2008 has to date experienced defaults at a lower rate than loans originated prior to that date, our FICO® score-based underwriting standards may not continue to result in decreased default rates or otherwise result in the improved performance of our notes receivable. Adverse conditions in the mortgage industry, including both credit sources as well as borrowers’ financial profiles, and other factors outside our control may increase the default rates we experience or otherwise negatively impact the performance of our notes receivable. As of December 31, 2012, approximately 4% of our VOI notes receivable were more than 30 days past due. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, we have generally not pursued such recourse against our customers. In the case of our notes receivable secured by VOIs, if we are unable to collect the defaulted amount due, we traditionally have terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling and administrative costs associated with the original sale. In addition, we will need to incur such costs again in order to resell the VOI. If default rates for our borrowers remain at current levels or increase, we may be required to increase our provision for credit losses. In addition, it may cause buyers of, or lenders whose loans are secured by, our VOI notes receivable to reduce the amount of availability under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and we may not be able to secure financing on terms acceptable to us, if at all, which would adversely affect our earnings, financial position and liquidity.

Under the terms of our pledged and receivable sale facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of our securitization-type transactions require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables. These agreements also often include provisions that require substantially all of our cash flow from our retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from us in the event of defaults by customers in excess of stated thresholds. In addition, we guaranteed certain payments under the Legacy Securitization (described in further detail in Note 7 to the Consolidated Financial Statements). Substantially all of the timeshare receivables backing the notes subject to the Legacy Securitization were generated prior to December 15, 2008, when we implemented our FICO® score-based credit underwriting program, and relate to loans to borrowers with FICO® scores below 600.

While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that our business and profitability will not otherwise continue to depend on our ability to obtain financing, which may not be available on favorable terms, or at all.

We offer financing of up to 90% of the purchase price to purchasers of our VOIs. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the down payment we receive at the time of the sale. Accordingly, our ability to borrow against or sell our notes receivable has historically been a critical factor in our continued liquidity, and we therefore have depended on funds from our credit facilities and securitization transactions to finance our operations. The disruption in the credit markets which began in 2007 made obtaining additional and replacement external sources of liquidity more difficult and more costly. The number of banks and other finance companies willing to provide “warehouse” lines of credit for timeshare receivables decreased, and the term securitization market was unavailable for an extended period of time. If our pledged receivables facilities terminate or expire and we are unable to extend them or replace them with comparable facilities, or if we are unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, our liquidity, cash flow and profitability would be materially and adversely affected.

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

In addition, as previously described, we issued $75,000,000 of Notes on March 26, 2013 in connection with the financing of our currently proposed merger with BFC. Our ability to service or to refinance our indebtedness or to obtain additional financing (including our ability to consummate future term securitizations) depends on the credit markets and on our future performance, which is subject to a number of factors, including the success of our business, results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions, the performance of our receivables portfolio, and perceptions about the vacation ownership and real estate industries. Further, reputational and other risks to both the lender and to us associated with the 2007 bankruptcy of BFC’s Levitt and Sons subsidiary and the lawsuit brought by the SEC against BBX Capital Corporation (“BBX Capital”), a public company in which BFC owns an approximately 49% equity interest and 73% voting interest, and its Chairman and Chief Executive Officer, Alan B. Levan, who is also Chairman of Bluegreen’s board of directors and Chairman, Chief Executive Officer and President of BFC, may be considered by lenders in connection with both making and renewing extensions of credit.

As of December 31, 2012, we had approximately $6.5 million of indebtedness scheduled to become due during 2013. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. However, we may not in the future be able to obtain sufficient external sources of liquidity on attractive terms, or at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt. Any of these occurrences may have a material and adverse impact on our liquidity and financial condition.

The ratings of third-party rating agencies could adversely impact our ability to obtain, renew or extend credit facilities, or otherwise raise capital.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. We have maintained a “B-” corporate credit rating with a “stable” outlook with Standard & Poor’s since December 2010, at which time our corporate credit rating was upgraded from CCC. If rating agencies were to downgrade our corporate credit ratings, our ability to raise capital and/or issue debt on favorable terms, or at all, and our liquidity, financial condition and results of operations could be adversely impacted. In addition, if rating agencies downgraded their original ratings on certain bond classes in our securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and our ability to sell future bonds on favorable terms or at all. While we are not currently aware of any reasonably likely downgrades to our corporate credit rating or the ratings of bond classes in our securitizations, such ratings changes can occur without advance notice.

Our future success depends on our ability to market our products and services successfully and efficiently, and our marketing expenses may increase particularly in the event our marketing focus shifts towards new customers as opposed to existing owners.

We compete for customers with hotel and resort properties and other vacation ownership resorts. The identification of sales prospects and leads, and the marketing of our products and services to them are essential to our success. We have incurred and will continue to incur the expenses associated with marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to sales, we may be unable to recover the expense of our marketing programs and systems and our business, operating results and financial conditions would be adversely affected. In addition, we have in recent years focused our marketing efforts primarily on sales to existing owners, which typically carry a relatively lower marketing cost. In the future we will focus more of our marketing efforts on selling to new customers as opposed to existing owners, and our sales and marketing expenses will likely increase. If we are not successful in offsetting the cost increase with greater sales revenue, our operating results and financial condition would be adversely impacted.

We may not be successful in increasing or expanding our fee-based services relationships, and our fee-based service activities, including the POA Sales activities which we commenced during January 2012, may not be profitable, which may have an adverse impact on our results of operations and financial condition.

In July 2009, we began offering fee-based marketing, sales, resort management and other services to third-party developers. During 2012, we continued to expand our fee-based service business, which we believe enables us to leverage our expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. We currently intend for our fee-based services to become an increasing portion of our resorts business over time as they generally produce positive cash flow and typically require less capital investment than our traditional vacation ownership business. We have attempted to structure these activities to cover our costs and generate a profit. However, our fee-based services business remains relatively new and we have limited experience in our pricing and operation. In addition, while our fee-based marketing and sales services do not require us to use our receivable credit facility capacity, our clients do typically have to maintain their own receivable-backed credit facilities. Should our clients not be able to maintain their facilities, our fee-based marketing and sales business could be materially adversely impacted. Alternatively, we could attempt to structure other arrangements where we would utilize our receivable credit facilities in order to provide fee-based marketing and sales services, but this would reduce the credit otherwise available to us. In addition, when we perform fee-based sales and marketing services, we sell VOIs in a resort developed by a third party as an interest in the Bluegreen Vacation Club. This subjects us to a number of risks typically associated with selling products developed by others under your own brand name, including litigation risks. Additionally, demand for the third party resorts may be below our expectations and the third party developers may not satisfy their obligations. While we attempt to mitigate these risks by performing due diligence on the resorts in which we sell VOIs and by typically performing resort management services at those resorts, we may not be successful in mitigating or managing the risks, which may have a material and adverse impact on our results of operations and financial condition.

As part of the expansion of our fee-based service business, during January 2012, we began selling VOI inventory in connection with a new category of sales requiring low levels of capital deployment whereby we acquire VOI inventory from our resorts’ property owner associations (“POAs”) on a non-committed basis, in close proximity to the timing of our selling of such VOIs (“POA Sales”). VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by us at a discount. While we intend to increase our POA Sales efforts in the future and enter into similar arrangements with third-party developers as part of our fee-based services initiative, we may not be successful in increasing our POA Sales or entering into similar arrangements, and in any event these efforts may not result in us achieving improved results.

Our results of operations and financial condition may be materially and adversely impacted if we do not continue to participate in exchange networks and other strategic alliances with third parties or our customers are not satisfied with the networks in which we participate or our strategic alliances.

As previously described, our participation in exchange networks and other strategic alliances and our Traveler Plus™ program make ownership of our VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at our resorts. A VOI owner’s participation in the RCI exchange network allows an owner to exchange their annual VOI for occupancy at over 4,000 participating resorts, based upon availability and the owner payment of a variable exchange fee. During 2012, approximately 8% of our owners utilized the RCI exchange network for an exchange of two or more nights. We also have a joint venture with Shell, called Select Connections™, which currently gives Bluegreen Vacation Club members who acquired or upgraded their VOIs on or after July 1, 2007 access to 23 Shell resorts and provides members of Shell access to Bluegreen Vacation Club resorts. We also entered into strategic alliance agreements with Choice in January 2013 pursuant to which certain of our resorts will be branded as part of Choice’s Ascend™ Hotel Collection and owners of our VOIs will be entitled to certain privileges, with respect to Choice’s hotels, including discounted rates at all Choice hotels (subject to availability) and the ability of Traveler Plus™ members to convert their Bluegreen Vacation Club points into Choice Privileges® points which can be used for stays at participating Choice hotels. In addition, Traveler Plus™ members may use their points for a variety of hotel stays (including, as described above, at participating Choice hotels), RV site stays within the “Coast to Coast” network, or various cruise vacations. We may not be able to continue to participate in the RCI or Select Connections™ exchange networks at some point in the future. In addition, these networks and our Traveler Plus™ program may not continue to operate effectively, and our customers may not continue to be satisfied with them. Further, our relationship with Choice may not be well received by our customers or otherwise result in the benefits we expect to derive from the relationship. If any of these events should occur, our results of operations and financial condition may be materially and adversely impacted.

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

The adverse trends experienced in the real estate market beginning in 2007 exerted pressure upon us, and have had, and may continue to have, an adverse impact on our operations. Further, while general economic trends have recently shown signs of improvement, a deterioration in general economic conditions or continued adverse conditions in the real estate market would have a material adverse effect on our business.

To the extent we decide to acquire more real estate inventory in the future, the availability of land for development of resort properties at favorable prices at that time will be critical to our profitability and the ability to cover our significant selling, general and administrative expenses, cost of capital and other expenses. If we are unable to acquire such land or resort properties at a favorable cost, it could have an adverse impact on our results of operations. While we believe that the property we have purchased at our adjusted carrying amounts will generate appropriate margins, land prices remain significantly below historical levels, and the projects we acquired prior to or during the recent economic downturn may have been purchased at higher price levels than available in the current market.

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

In the ordinary course of business, we are subject to litigation, legal and regulatory proceedings which result in significant expenses relating to legal and other professional fees. In addition, litigation is inherently uncertain, and adverse outcomes in the litigation and other proceedings to which we are subject could adversely affect our financial condition and operating results.

We engage third-party contractors to construct our resorts. We also historically engaged third-party contractors to develop our communities. However, our customers may assert claims against us for construction defects or other perceived development defects, including, without limitation, structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects and defects in the engineering of amenities. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. We could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable. In addition, liabilities related to Bluegreen Communities that were not assumed by Southstar in connection with its purchase of substantially all of the assets which comprised Bluegreen Communities on May 4, 2012, including those relating to Bluegreen Communities’ operations prior to the closing of the transaction, remain our responsibility. See “Item 3 - Legal Proceedings” for a description of currently pending legal matters with respect to Bluegreen Communities. A significant number of claims for development-related defects could adversely affect our liquidity, financial condition and operating results.

We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of our tax returns or those of our subsidiaries may have a material and adverse impact on our financial condition.

The federal government and the states and local jurisdictions in which we operate have enacted extensive regulations that affect the manner in which we market and sell VOIs and conduct our other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs. Many states, including Florida and South Carolina, where some of our resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Time Sharing Transaction Procedures Act. Most states also have other laws that regulate our activities, such as timeshare project registration laws, real estate licensure laws, mortgage licensure laws, sellers of travel licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and consumer credit laws.

We currently are authorized to market and sell VOIs in all states in which our operations are currently conducted. If our agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew our licenses, render our sales contracts void or voidable, or impose fines on us based on past activities. See “Item 3 – Legal Proceedings.”

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

Currently, most states have taxed VOIs as real estate, imposing property taxes that are billed to the respective POAs that maintain the related resorts and have not sought to impose sales tax upon the sale of the VOI or accommodations tax upon the use of the VOI. From time to time, however, various states have attempted to promulgate new laws or apply existing laws impacting the taxation of VOIs to require that sales or accommodations taxes be collected. Should new state or local laws be implemented or interpreted to impose sales or accommodations taxes on VOIs, our business could be materially adversely affected.

From time to time, consumers file complaints against us in the ordinary course of our business. We could be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding our activities. We may not remain in material compliance with all applicable federal, state and local laws and regulations, and violations of applicable laws may have adverse implications for us, including negative public relations, potential litigation and regulatory sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity or financial position.

In addition, VOIs may in the future be deemed to be securities under federal or state law and therefore subject to applicable securities regulation, which could have a material adverse effect on us due to, among other things, the cost of compliance with such regulations.

Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our financial condition and operating results.

Under various federal, state and local laws, ordinances and regulations, as well as common law, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances, including mold, located on, in or emanating from property that we own, lease or operate, as well as related costs of investigation and property damage at such property. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease our property or to borrow money using such property or receivables generated from the sale of such property as collateral. Noncompliance with environmental, health or safety requirements may require us to cease or alter operations at one or more of our properties. Further, we may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of our properties.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse impact on our operating results and financial condition.

The consolidated financial statements included in the reports we file with the SEC, including this Annual Report on Form 10-K, are, prepared in accordance with GAAP, which involves making estimates, judgments and assumptions. These estimates, judgments and assumptions include, but are not limited to, those related to future cash flows, which in turn are based upon expectations of our performance given current and projected forecasts of the economy in general and the real estate markets. If any estimates, judgments or assumptions change in the future, including in the event the adverse conditions in the real estate market continue for longer than expected or deteriorate further or if our performance does not otherwise meet our expectations, we may be required to record impairment charges against our earnings, which could have a material adverse impact on our operating results and financial condition. In addition, GAAP requirements as to how certain estimates are made may result, for example, in asset valuations which ultimately would not be realized if we were to attempt to sell the asset.

The loss of the services of our key management and personnel could adversely affect our business.

Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff, and we may not be successful in doing so. As previously described, during January 2012, the SEC filed a lawsuit against BBX Capital and its Chairman and Chief Executive Officer, Alan B. Levan, who also serves as non-executive Chairman of our Board of Directors and Chairman, Chief Executive Officer and President of BFC. The lawsuit alleges violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Levan. While BBX Capital has disclosed that it believes that it and Mr. Levan fully complied with applicable law, the outcome of this litigation is uncertain.

Our proposed merger with BFC may not be completed on the contemplated terms, or at all.

As previously described, on November 14, 2012, we entered into a merger agreement with BFC, BFC’s subsidiary Woodbridge, and Merger Sub, a wholly owned subsidiary of Woodbridge, which provides for Merger Sub to merge with and into Bluegreen, and for Bluegreen to continue as the surviving corporation of the merger and become a wholly owned subsidiary of Woodbridge. Pursuant to the terms of the merger agreement, our shareholders (other than BFC and Woodbridge, and shareholders who exercise their appraisal rights in accordance with Massachusetts law) will receive $10.00 in cash for each share of our common stock that they hold at the effective time of the merger. If the merger is consummated, our common stock will no longer be listed for trading on the NYSE or registered under the Exchange Act.

There is no assurance that the merger will be consummated on the contemplated terms, or at all. If we are unable to complete the merger for any reason, we would have incurred significant costs without consummating the transaction. As previously described, we also issued $75.0 million of Notes on March 26, 2013 in connection with the proposed funding of the merger consideration.

As previously described, purported class action lawsuits have been filed in Florida and Massachusetts which seek to enjoin the merger or, if it is completed, to recover relief as determined by the presiding court to be appropriate. While we believe the actions are without merit and we intend to continue to defend against them vigorously, the outcome of the actions is uncertain. See “Item 3 – Legal Proceedings” for additional information regarding this litigation.

We are also subject to risks and uncertainties during the pendency of the transaction. Specifically, in connection with our efforts to complete the merger, we have and may continue to incur substantial costs and divert significant management resources, including with respect to the class action litigation described above. In addition, the merger agreement contains restrictions on the conduct of our business until the closing of the merger or the termination of the merger agreement.

BFC holds a majority of our outstanding common stock, which may adversely affect the market price of our common stock.

BFC, through Woodbridge, currently owns approximately 53% of the outstanding shares of our common stock. This control position may have an adverse effect on the market price of our common stock. Further, BFC is in a position to control shareholder votes on the election of directors and other matters requiring the approval of holders of a majority of the shares of our issued and outstanding common stock. Approval of our currently proposed merger with BFC required the affirmative vote of holders of at least 66-2/3% of the issued and outstanding shares of our common stock. As described in further detail in Item 9B – Other Information of this Annual Report on Form 10-K, the proposed merger was approved by the affirmative vote of holders of approximately 86% of the issued and outstanding shares of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2. PROPERTIES.

Our principal executive office is located in Boca Raton, Florida in approximately 158,838 square feet of leased space. At December 31, 2012, we also maintained sales offices at 23 of our resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana. For a description of our resort properties, please see “Item 1. Business -Products and Services - Vacation Ownership”

Item 3. Legal Proceedings.

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or other resort fee-based services. We are also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold in May 2012. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise. Unless otherwise described below, we believe that these claims are routine proceedings incidental to our business.

Reserves are accrued for matters in which we believe it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of December 31, 2012, we had accrued $2.3 million for matters which we believe meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims. Management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur. In certain matters, we are unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported their claim.

We do not believe that the aggregate liability relating to pending legal and regulatory matters, including those discussed below, in excess of the aggregate amount accrued for such matters will have a material impact on our financial statements. However, due to the significant uncertainties involved in these legal and regulatory matters, an adverse outcome in these matters could be material to our financial results.

Bluegreen Corporation

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to the previously proposed 2011 merger between BFC and Bluegreen were filed against Bluegreen, the members of Bluegreen’s board of directors, BFC and Merger Sub. As described below, four of these lawsuits have been consolidated into a single action in Florida, and the other three lawsuits have been consolidated into a single action in Massachusetts and stayed in favor of the Florida action. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits, captioned and styled Ronald Kirkland v. Bluegreen Corporation et al. (filed on November 16, 2011); Richard Harriman v. Bluegreen Corporation et al. (filed on November 22, 2011); Alfred Richner v. Bluegreen Corporation et al. (filed on December 2, 2011); and BHR Master Fund, LTD et al. v. Bluegreen Corporation et al. (filed on February 13, 2012) were consolidated into an action styled In Re Bluegreen Corporation Shareholder Litigation. On April 9, 2012, the plaintiffs filed a consolidated amended class action complaint which alleged that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of Bluegreen’s minority shareholders. In the complaint, the plaintiffs also alleged that BFC breached its fiduciary duties to Bluegreen’s minority shareholders and that Merger Sub aided and abetted the alleged breaches of fiduciary duties by Bluegreen’s directors and BFC. In addition, the complaint included allegations relating to claimed violations of Massachusetts law. The complaint sought declaratory and injunctive relief, along with damages and attorneys’ fees and costs. On September 13, 2012, Bluegreen’s motion to dismiss the action was denied. Bluegreen subsequently answered the complaint.

Following the public announcement of the termination of the 2011 merger agreement and the entry into the 2012 merger agreement, the plaintiffs in the Florida action filed a motion for leave to file a supplemental complaint on November 28, 2012 in order to challenge the structure of, and consideration contemplated to be received by Bluegreen’s shareholders, in the 2012 merger. On November 30, 2012, the Florida court granted the plaintiffs’ motion and the supplemental complaint was deemed filed as of that date. The supplemental complaint alleges that the merger consideration remains inadequate and continues to be unfair to Bluegreen’s minority shareholders.

The three Massachusetts lawsuits were filed in the Superior Court for Suffolk County in the Commonwealth of Massachusetts and styled as follows: Gaetano Bellavista Caltagirone v. Bluegreen Corporation et al. (filed on November 16, 2011); Alan W. Weber and J.B. Capital Partners L.P. v. Bluegreen Corporation et al. (filed on November 29, 2011); and Barry Fieldman, as Trustee for the Barry & Amy Fieldman Family Trust v. Bluegreen Corporation et al. (filed on December 6, 2011). In their respective complaints, the plaintiffs alleged that the individual director defendants breached their fiduciary duties by agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration. The Fieldman and Weber actions contained the same claim against BFC. In addition, the complaints included claims that Merger Sub, in the case of the Fieldman action, BFC and Merger Sub, in the case of the Caltagirone action, and Bluegreen, in the case of the Weber action, aided and abetted the alleged breaches of fiduciary duties. On January 17, 2012, the three Massachusetts lawsuits were consolidated into a single action styled In Re Bluegreen Corp. Shareholder Litigation, which is presently stayed in favor of the Florida action.

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

In Case No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, during 2006, Joseph M. Scheyd, Jr., P.A., as escrow agent, brought an interpleader action seeking a determination as to whether we, as purchaser, or Hubert A. Laird and MSB of Destin, Inc., as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. We maintained that our decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and that we are therefore entitled to a return of the full escrow deposit. On June 1, 2011, the trial court made a finding that we breached the purchase and sale contract and that the plaintiff was entitled to the escrow deposit and all accrued interest. We filed a notice of appeal with the First District Court of Appeal seeking to appeal the trial court’s decision. The escrow deposit and all accrued interest were placed in the appropriate Court registry pending the outcome of the appeal. In January 2013, an Amended Final Judgment was issued finding us in breach of contract and awarding the plaintiff the entire deposit plus accrued interest. We subsequently filed a Motion for Reconsideration with the Court. Before the Court rendered a response to our Motion, the matter was settled pursuant to an agreement under which we received approximately $145,000 of the disputed deposit amount with the balance distributed to the plaintiff.

The Office of the Attorney General for the State of Florida (the “AGSF”) advised us that it had accumulated a number of consumer complaints since 2004 related to timeshare sales and marketing, and requested that we propose a resolution on a collective basis of any outstanding complaints. The AGSF also requested that we enter into a written agreement. We have determined that many of the identified complaints were previously addressed and/or resolved. On May 24, 2012, the parties entered into a written agreement establishing a process for determining consumer eligibility for relief (including, where applicable, monetary restitution) and providing a timeframe through August 24, 2012 to resolve identified customer complaints. We have resolved most of the identified customer complaints and the AGSF advised us that it regards the formal portion of the matter closed; however, the terms of the written agreement require us to address any new customer complaints that arise in the ordinary course of business through late 2013.

Bluegreen Communities

The matters described below relate to Bluegreen Communities’ business. As previously described, we sold substantially all of the assets which comprised Bluegreen Communities to Southstar on May 4, 2012. However, Southstar did not assume the liabilities related to the matters described below in connection with the transaction, and we therefore remain responsible for these matters and any liabilities resulting from them.

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, was the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest did not breach a duty to the plaintiffs by not leasing the mineral rights. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. On January 17, 2013, the trial court issued a partial judgment on remand. In its partial judgment, the trial court entered judgment on the issues rendered by the Court of Appeals and the Texas Supreme Court, including a finding that Bluegreen’s filing of restrictive covenants that attempted to prevent or restrict mineral development was a breach of a duty owed to the non-executive mineral rights owners. As such, the trial court canceled and declared void the section of the restrictive covenants preventing mineral development. However, the trial court also declared that the remaining provisions of the restrictive covenants remain in full force, and the filing of the restrictive covenants by Bluegreen was not a breach of contract. The trial court also held that the claims by the plaintiffs for reformation of the original deeds dealing with the quantum of mineral reserved therein should be severed from this case and proceed to a separate trial, which is currently scheduled to begin in October 2013.

Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. During mediation held in June 2012, Southwest and the named plaintiffs (Lesley) reached agreement to settle their disputes with Southwest agreeing to pay Lesley $200,000 for dismissal of their claims.  Similarly, during the same mediation Southwest settled with seven of the lot owners claiming diminution of lot values for $5,000 collectively.  Since that time, Southwest has also settled the claims of several other lot owners for a total of $2,000. However, settlement has not been reached with the other landowners possessing reserved mineral rights, nor with the majority of lot owners who filed the cross-claim against Southwest. The trial court has set a trial date of October 7, 2013 for this matter. Southwest intends to vigorously defend itself with respect to the pending matters.

Item 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock is currently listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “BXG.” The following table sets forth, for the periods indicated, the high and low sales price of our common stock as reported on the NYSE:

Year Ended December 31, 2011	High	Low	Year Ended December 31, 2012	High	Low
First Quarter	$4.73	$3.21	First Quarter	$4.32	$2.54
Second Quarter	4.21	2.85	Second Quarter	6.49	4.25
Third Quarter	2.98	1.87	Third Quarter	6.38	4.64
Fourth Quarter	3.00	1.90	Fourth Quarter	9.67	5.54

As previously described, if our currently proposed merger with BFC is completed, our common stock will be delisted from the NYSE and deregistered under the Exchange Act.

There were approximately 799 record holders of our common stock as of March 1, 2013. The number of record holders does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other nominee holders.

We did not pay any cash or stock dividends during the years ended December 31, 2011 or 2012. Certain of our credit facilities contain terms which limit the payment of cash dividends on our common stock (as well as our ability to repurchase shares) and, our future credit facilities may contain similar terms. In addition, under the terms of our currently proposed merger agreement with BFC, we are restricted from paying dividends on our common stock during the pendency of the merger without the consent of BFC. Subject to such restrictions, our Board of Directors could consider paying cash dividends in the future based on factors which our Board of Directors considers to be appropriate. If our currently proposed merger with BFC is completed, only Woodbridge, which would hold all of our common stock following the merger, will be entitled to receive dividends or distributions on our common stock, including those which may be paid or made in connection with and immediately following the merger.

From time to time, our Board of Directors has adopted and publicly announced a share repurchase program. Repurchases under such programs are subject to the price of our common stock, prevailing market conditions, our financial condition and available resources, other investment alternatives and other factors. We are not required to seek shareholder approval of share repurchase programs, have not done so in the past, and except to the extent we may be required to do so under applicable law, do not anticipate doing so in the future. We have not repurchased any shares of our common stock since 2001. As of December 31, 2012, there were 694,500 shares of our common stock remaining for purchase under our current repurchase program; however, we have no present plans to acquire these remaining shares in the foreseeable future.

Our shareholders have approved all of our equity compensation plans, which consist of our 1995 Stock Incentive Plan, our 1988 Outside Directors’ Stock Option Plan, our 1998 Non-Employee Director Stock Option Plan, our 2005 Stock Incentive Plan and our 2008 Stock Incentive Plan, as amended (the “2008 Plan”). As of December 31, 2012, only the 2008 Plan had securities available for future issuance. Information about securities authorized for issuance under our equity compensation plans as of December 31, 2012 is as follows:

Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted-Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Stock Options)
1,115,225	$10.02	9,309,012

Item 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this Annual Report (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2008	2009	2010 (1)	2011 (1)	2012 (1)
Statement of Operations Data
Sales of VOIs	$421,150	$199,591	$123,708	$164,135	$208,164
Fee-based sales commission revenue	—	20,057	52,966	73,673	87,795
Other fee-based services revenues	58,643	57,014	67,036	70,985	74,626
Interest income	57,831	69,337	106,463	94,653	86,275
Other income, net	—	—	—	—	805
Total revenues	$537,624	$345,999	$350,173	$403,446	$457,665
Income from continuing operations attributable to Bluegreen shareholders	$2,561	$20,064	$2,404	$28,312	$43,202
Net income (loss) attributable to Bluegreen shareholders	$(516)	$(3,572)	$(43,966)	$(17,253)	$39,709

Per Share Data:
Diluted earnings from continuing operations attributable to Bluegreen shareholders	$0.08	$0.65	$0.08	$0.88	$1.37

	As of and for the Years Ended December 31,
	2008	2009	2010 (1)	2011 (1)	2012 (1)
Balance Sheet Data:
Notes receivable, net	$340,644	$309,307	$568,985	$512,517	$480,865
Inventory	342,779	370,470	337,684	302,843	274,006
Total assets	1,193,507	1,131,265	1,255,932	1,097,373	1,079,642
Total debt obligations	582,683	539,436	824,878	676,974	578,033
Total Bluegreen Corporation shareholders’ equity	382,467	386,230	284,165	269,330	311,378
Book value per common share	$12.24	$12.32	$9.07	$8.61	$9.92

Bluegreen Resorts statistics:
System-wide sales of VOIs	$488,752	$248,820	$295,859	$303,217	$375,981
Sales of VOIs (2)	421,150	199,591	123,708	164,135	208,164
Gross margin on VOI sales	77%	67%	77%	75%	81%
Fee-based sales commission revenue	—	20,057	52,966	73,673	87,795
Other resort operations revenues	58,643	57,014	67,036	70,985	74,626
Bluegreen Resorts operating profit (3)	$46,999	$35,627	$12,855	$61,379	$96,297
Number of Bluegreen Vacation Club resorts at period end	50	54	56	59	61
Number of Bluegreen VOI sale transactions (4)	44,224	19,602	18,504	16,665	21,149
Number of sales made on behalf of third parties for a fee	—	2,593	6,426	8,927	11,083
Total number of sale transactions	44,224	22,195	24,930	25,592	32,232

(1)	Under applicable accounting guidance adopted effective January 1, 2010, we consolidated special purpose finance entities associated with prior securitization transactions which previously qualified for “off-balance-sheet” sales treatment. The balance sheet data as of December 31, 2010, 2011 and 2012 and statement of operations data for the years ended December 31, 2010, 2011 and 2012 reflect the impact of the consolidation of these special purpose finance entities in our financial statements. See Note 2 to our Consolidated Financial Statements for additional information.

(2)	VOI sales in 2008 include gains on sales of notes receivable of $8.2 million. VOI sales in 2010, 2011 and 2012 were reduced by charges totaling $69.7 million, $13.0 million, and $7.3 million, respectively, to increase the allowance for uncollectible VOI notes receivable in connection with the loans to borrowers with lower FICO® scores generated prior to December 15, 2008, the date on which we implemented FICO® score-based credit underwriting standards.

(3)	Bluegreen Resorts operating profit is operating profit from continuing operations prior to the allocation of corporate overhead, interest income, other income or expense, interest expense, income taxes, non-controlling interest and restructuring charges.

(4)	“Number of Bluegreen VOI sale transactions” are presented before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules. See “Revenue Recognition and Contracts Receivable” under Note 1 to our Consolidated Financial Statements for additional information.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information included elsewhere in this Annual Report.

Certain statements in this Annual Report and our other filings with the SEC constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You may identify these statements by forward-looking words such as “may,” “intend,” “expect,” “anticipate,” “believe”, “will,” “should,” “project,” “estimate,” “plan” or other comparable terminology or by other statements that do not relate to historical facts. All statements, trend analyses and other information relative to the market for our products, remaining life-of-project sales, our expected future sales, gross margin, financial position, operating results, liquidity and capital resources, business strategy, financial plan, expected capital requirements and strategic alternatives as well as trends in our operations, receivables performance or results are forward-looking statements. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control, including changes in economic conditions, generally, in areas where we operate, or in the travel and tourism industry, the availability of financing, increases in interest rates, changes in regulations and other factors discussed throughout our SEC filings, including the Risk Factors section of this Annual Report, all of which could cause our actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein. Given these uncertainties, readers are cautioned not to place undue reliance on forward-looking statements as the plans, estimates and expectations reflected herein may not be achieved. Factors that could adversely affect our future results can also be considered general risk factors with respect to our business, whether or not they relate to a forward-looking statement, and in some cases have affected, and in the future could affect, our actual results, including causing them to differ materially from those expressed in any forward-looking statements.

Executive Overview

We are a sales, marketing and management company, primarily focused on the vacation ownership industry. Our business has historically been conducted through two operating segments – our resorts business segment (“Bluegreen Resorts”) and our residential communities business segment (“Bluegreen Communities”). As a result of our sale of substantially all of the assets that comprised Bluegreen Communities in 2012, our continuing operations relate solely to Bluegreen Resorts.

Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of our 60 resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen Resorts provides financing to credit-qualified individual purchasers of VOIs, which provides significant interest income to us.

In May 2012, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, were excluded from the sale and retained by us.

BFC Financial Corporation (“BFC”), indirectly through its Woodbridge Holdings, LLC subsidiary (“Woodbridge”), currently owns approximately 53% of our outstanding common stock. On November 11, 2011, we entered into a merger agreement (the “2011 merger agreement”) with BFC and BXG Florida Corporation, a wholly owned subsidiary of Woodbridge (“Merger Sub”). If the merger contemplated by the 2011 merger agreement (the “2011 merger”) would have been consummated, we would have merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation of the 2011 merger and a wholly owned subsidiary of Woodbridge.  Pursuant to the terms of the 2011 merger agreement, our shareholders (other than BFC and Woodbridge, and shareholders who exercised their appraisal rights in accordance with Massachusetts law) would have received eight shares of BFC’s Class A Common Stock for each share of our common stock that they held at the effective time of the 2011 merger.  Consummation of the 2011 merger was subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange, at the effective time of the 2011 merger. Due to the inability to satisfy all required closing conditions, specifically the listing of BFC’s Class A Common Stock on a national securities exchange effective November 14, 2012, the parties agreed to terminate the 2011 merger agreement and entered into the 2012 merger agreement described below.

On November 14, 2012, we entered into a new definitive merger agreement (the “2012 merger agreement”) with, BFC, Woodbridge and Merger Sub which provides for Merger Sub to merge with and into us (the “2012 merger”), and for us to continue as the surviving corporation of the merger and become a wholly owned subsidiary of Woodbridge. Pursuant to the terms of the 2012 merger agreement, our shareholders (other than BFC and Woodbridge, and shareholders who exercise their appraisal rights in accordance with Massachusetts law) will receive $10.00 in cash for each share of our common stock (including restricted shares, whether vested or unvested) that they hold at the effective time of the 2012 merger. In addition, each option to acquire shares of our common stock that is outstanding at the effective time of the 2012 merger, whether vested or unvested, will be canceled in exchange for the holder’s right to receive the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. If the 2012 merger is consummated, our common stock will no longer be listed for trading on the New York Stock Exchange (the “NYSE”) or registered under the Securities Exchange Act of 1934 (the “Exchange Act”).

Consummation of the 2012 merger is subject to a financing contingency as well as certain other closing conditions, including the approval of our shareholders (which was obtained at a special meeting of our shareholders held on March 28, 2013). In connection with the financing of the 2012 merger, we issued $75,000,000 of senior secured notes (the “Notes”) on March 26, 2013 in a private transaction arranged by BB&T Capital Markets. The proceeds from the Notes offering are expected to be used to fund a portion of the merger consideration, together with an additional approximately $15,000,000 which is expected to be funded from our unrestricted cash. See “Liquidity and Capital Resources – Credit Facilities for Bluegreen Inventories without Existing Future Availability” below for additional information regarding the Notes offering. It is anticipated that the remaining approximately $60,000,000 of the merger consideration will be funded by Woodbridge through a $71,750,000 investment expected to be made in Woodbridge by BBX Capital Corporation (“BBX Capital”), a NYSE listed company in which BFC owns a controlling interest.

Alan B. Levan, Chairman, Chief Executive Officer and President of BFC, and John E. Abdo, Vice Chairman of BFC, serve as Chairman and Vice Chairman, respectively, of our board of directors. In light of such relationships, both the 2011 merger agreement and the 2012 merger agreement were approved by a special committee comprised of our independent directors as well as our full board of directors.

Consolidated class action lawsuits are currently pending in Florida and Massachusetts which seek to enjoin the 2012 merger or, if it is completed, to recover relief as determined by the applicable presiding court to be appropriate have been filed. See “Item 3 – Legal Proceedings,” for additional information regarding such litigation.

Bluegreen Resorts’ results for the year ended December 31, 2012 reflect our continued focus on our fee-based service business and our efforts to achieve selling and marketing efficiencies through new marketing channels. We believe our fee-based service business enables us to leverage our expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Providing these services requires significantly less capital investment than our traditional vacation ownership business. Our goal is for our fee-based services to become an increasing portion of our business over time; however, our efforts to do so may not be successful. Furthermore, in January 2012, we began selling VOI inventory we acquire from our resorts’ property owner associations (“POAs”) on a non-committed basis, just prior to re-selling such VOIs (“POA Sales”). These VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by us at a discount. Since we acquire the VOIs from the POAs “just-in-time,” POA Sales are included in our “Sales of VOIs” along with sales of our existing VOI inventory.

During the year ended December 31, 2012:

•	We generated “free cash flow” (cash flow from operating and investing activities) of $189.6 million compared to $162.7 million during 2011. Free cash flow during the year ended December 31, 2012 includes $27.8 million in net proceeds received in connection with the sale of Bluegreen Communities to Southstar (prior to the associated debt repayment).

•	We earned income from continuing operations of $54.3 million compared to $36.0 million for 2011.

•	VOI system-wide sales, which include sales of our inventory, including POA sales, and sales of third-party inventory, were $376.0 million compared to $303.2 million during 2011. VOI system-wide sales during 2012 included $17.1 million of POA Sales described above.

•	During the years ended December 31, 2012 and 2011, we sold $133.5 million and $109.2 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $87.8 million and $73.7 million, respectively. Including our resort management, title services, construction management and other fee-based operations, our total fee-based service revenues were $162.4 million in 2012, a 12% increase over 2011. Based on an allocation of our selling, marketing and field general and administrative expenses, we believe we generated approximately $57.0 million and $51.1 million in pre-tax profits by providing fee-based services during the years ended December 31, 2012 and 2011, respectively.

•	We completed the 2012 Term Securitization, a private offering and sale of investment-grade, timeshare loan-backed notes. We received gross proceeds of $100.0 million from the 2012 Term Securitization, which were used, among other things, to repay in full our BB&T Purchase Facility and 2008 Liberty Bank Facility. Additional availability in excess of $60.0 million under our existing receivable-backed credit facilities was created as a result of the 2012 Term Securitization. See “Liquidity and Capital Resources – Other Outstanding Receivable-Backed Notes Payable” below for additional information.

•	We continued to seek cash sales and larger customer down payments on financed sales. During the year ended December 31, 2012, 53% of our VOI sales were paid in full in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

Seasonality

We have historically experienced and expect to continue to experience seasonal fluctuations in our revenues and results of operations. This seasonality may result in fluctuations in our quarterly operating results. Although we typically see more potential customers at our sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the requirement that we use the percentage-of-completion method of accounting.

Notes Receivable and Allowance for Credit Losses

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

Our notes receivable also include amounts outstanding under Bluegreen Communities’ notes receivable portfolio, which was excluded from the assets of Bluegreen Communities which were sold to Southstar.

We seek to monetize our notes receivable by transferring the notes to warehouse purchase facilities, in which case the notes are legally sold to a special purpose entity for the benefit of a financial institution or conduit, or by pledging the notes as collateral for a receivables hypothecation loan. We attempt to maintain these diversified liquidity sources for our notes receivable in order to mitigate the risks of being dependent on a single source of credit. Each such facility has eligibility standards for the notes receivable that may be sold or pledged under the facility. It is generally contemplated that notes receivable transferred to a warehouse purchase facility will ultimately be included in a future securitization of the transferred notes. The notes receivable securitized are determined during the negotiation of the securitization transaction, with the characteristics of the notes receivable selected determining the terms of the transaction. Notes receivable previously pledged as collateral for a receivable hypothecation loan may also be included in a term securitization transaction, however such notes are generally not included if doing so would result in a significant prepayment penalty. Further, based on the size and timing of the securitization, we may also choose to include newly originated notes receivable. Additionally, the specific characteristics of the notes receivable factor into whether such notes would be desirable to include in a securitization. Such factors may include delinquency status, FICO® score, interest rate, remaining term, outstanding balance and whether the obligor is foreign or domestic.

The allowance for credit losses as of December 31, 2011 and 2012 was as follows (dollars in thousands):

	As of
	December 31, 2011	December 31, 2012

Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$154,020	$139,777
VOI notes receivable - securitized	459,778	420,451
	613,798	560,228
Allowance for credit losses - non-securitized	(22,739)	(18,572)
Allowance for credit losses - securitized	(83,874)	(65,512)
VOI notes receivable, net	$507,185	$476,144
Allowance as a % of VOI notes receivable	17%	15%

Notes receivable secured by homesites:
Homesite notes receivable	$5,801	$4,992
Allowance for credit losses	(469)	(271)
Homesite notes receivable, net	$5,332	$4,721
Allowance as a % of homesite notes receivable	8%	5%

Total notes receivable:
Gross notes receivable	$619,599	$565,220
Allowance for credit losses	(107,082)	(84,355)
Notes receivable, net	$512,517	$480,865
Allowance as a % of gross notes receivable	17%	15%

The activity in our allowance for uncollectible notes receivable for the year ended December 31, 2012 was as follows (in thousands):

Balance, beginning of the year	$107,082
Provision for loan losses (1)	28,622
Less: Write-offs of uncollectible receivables	(51,349)
Balance, end of year	$84,355

(1)      Includes provision for credit losses on notes receivable secured by homesites.

Our estimates regarding our allowance for credit losses involve interpretation of historical data, the aging of receivables, current default trends by origination year, the impact of loan seasoning, current economic conditions, the economic outlook, and the FICO® scores of the borrowers. To the extent that our estimates change, our results of operations could be adversely affected. While we believe our notes receivable are adequately reserved at this time, future defaults may occur at levels greater than we expect. If the future performance of our loans varies from our expectations and estimates, additional charges may be required in the future.

The average annual default rates and delinquency rates (more than 30 days past due) on our notes receivable were as follows:

Average Annual Default Rates	Year Ended December 31,

Division	2010		2011		2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	13.0%		10.8%		9.1%
Loans originated on or after December 15, 2008(1)	5.4%		6.5%		6.1%
Notes receivable secured by homesites	11.3%		14.2%		3.4%

Delinquency Rates (3)	As of December 31,

Division	2010		2011		2012
Notes receivable secured by VOIs:
Loans originated prior to December 15, 2008(1)	5.3%		4.9%		4.3%
Loans originated on or after December 15, 2008(1)	3.3	%(2)	3.0	%(2)	3.0	%(2)
Notes receivable secured by homesites	11.5%		3.1%		4.0%

(1) On December 15, 2008, we implemented our FICO®-score based credit underwriting program.

(2) Reflects, in management’s opinion, the benefits of our FICO®-score based credit underwriting standards as well as our policy that loans are not defaulted until after 120 days past due.

(3) The percentage of our serviced notes receivable portfolio that was over 30 days past due as of the dates indicated.

Substantially all defaulted VOI notes receivable result in a recovery of the related VOI that secured the note receivable, typically soon after default and at a nominal cost.  We then attempt to resell the recovered VOI in the normal course of business.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for credit losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions. If actual results significantly differ from management’s estimates, our results of operations and financial condition could be materially, adversely impacted.

•	Revenue Recognition and Inventory Cost Allocation.

Sales of Real Estate

In accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 970-605, Real Estate-Revenue Recognition, we recognize revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should we become unable to reasonably estimate the collectibility of our receivables, we may have to defer the recognition of sales and our results of operations could be negatively impacted. Under timeshare accounting rules, the buyer’s minimum cash down payment towards the purchase of our VOIs is met only if the cash down payment received, reduced by the value of certain incentives provided to the buyer at the time of sale, is at least 10% of the sales price. If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type or value of sales incentives that we provide to buyers of our VOIs may increase the number of VOI sales being deferred or extend the period during which a sale is deferred, which could materially adversely impact our results of operations.

In cases where development has not been substantially completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time than expected, which could materially adversely impact our results of operations.

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

As a result of our sale of substantially all of the assets that comprised Bluegreen Communities in May 2012, the revenues of Bluegreen Communities, including homesite sales, are included within the results of discontinued operations for all periods presented in our consolidated statements of operations contained in this Annual Report.

Fee-Based Sales Commissions and Other Revenue

In addition to sales of real estate, we also generate revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized when:
Fee-based sales commissions	The sale transaction with the VOI purchaser is consummated in accordance with the terms of the agreement with the third-party developer and the related consumer rescission period has expired.

Resort management and service fees	Management services are rendered. (1)

Resort title fees	Escrow amounts are released and title documents are completed.

Rental and sampler program	Guests complete stays at the resorts. Rental and sampler program proceeds are classified as a reduction to “cost of other resort fee-based services.”

(1)	In connection with our management of the property owners’ associations, among other things, we act as agent for the property owners’ association to operate the resort as provided under the management agreement. In certain cases, the personnel at the resorts are Bluegreen employees. The property owners’ association bears all of the economic costs of such personnel and generally pays us in advance of, or simultaneously with, the payment of payroll. In accordance with ASC 605-45, Overall Considerations of Reporting Revenues Gross as a Principal versus Net as an Agent, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

•	Carrying Value of VOI Completed Inventory. We carry our completed VOIs at the lower of i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or ii) estimated fair value, less costs to sell.

•	Carrying Value of VOIs Held for Development and Under Development and Long-Lived Assets. We evaluate the recovery of our long-lived assets, and our undeveloped real estate properties or real estate properties under development, if certain trigger events occur. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair value.

•	Allowance for Credit Losses on VOI Notes Receivable. We record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We estimate uncollectible VOI notes receivable based on historical uncollectibles for similar VOI notes receivable over the applicable historical period, using a technique referred to as a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes.

We also consider certain qualitative data, including the aging of the respective receivables, current default trends by origination year, current economic conditions, and the FICO® scores of the borrowers. Additionally, under timeshare accounting requirements, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. We review our reserves for credit losses on at least a quarterly basis. If defaults increase, our results of operations could be materially adversely impacted. During 2010, 2011, and 2012 in addition to recognizing an estimate of credit losses on current loan originations, we recorded $69.7 million, $13.0 million and $7.3 million, respectively, of charges as a result of changing our estimate of future credit losses on loans originated prior to our implementation of FICO® score-based credit underwriting standards during December 2008.

Results of Operations

In May 2012, we sold substantially all of the assets of Bluegreen Communities to Southstar. The operating results of Bluegreen Communities are classified as a discontinued operation for all periods presented. See “Discontinued Operations” below. As a result of this sale, our continuing operations relate solely to Bluegreen Resorts.

Information regarding the results of operations for Bluegreen Resorts for the years ended December 31, 2010, 2011 and 2012 is set forth below (dollars in thousands):

	For the Year Ended December 31,
	2010		2011		2012
	Amount	% of System-wide sales of VOIs, net(7)	Amount	% of System-wide sales of VOIs, net(7)	Amount	% of System-wide sales of VOIs, net(7)

System-wide sales of VOIs (1)	$295,859		$303,217		$375,981
Changes in sales deferred under timeshare accounting rules	818		(537)		(5,666)
System-wide sales of VOIs, net	296,677	100%	302,680	100%	370,315	100%
Less: Sales of third-party VOIs	(78,805)	(27)	(109,171)	(36)	(133,486)	(36)
Gross sales of VOIs	217,872	73	193,509	64	236,829	64
Estimated uncollectible VOI notes receivable (2)	(94,164)	(43)	(29,374)	(15)	(28,665)	(12)
Sales of VOIs	123,708	42	164,135	54	208,164	56
Cost of VOIs sold (3)	(29,015)	(23)	(40,460)	(25)	(39,640)	(19)
Gross profit (3)	94,693	77	123,675	75	168,524	81
Fee-based sales commission revenue (4)	52,966	67	73,673	67	87,795	66
Other fee-based services revenue	67,036	23	70,985	23	74,626	20
Cost of other fee-based services	(35,075)	(12)	(37,762)	(12)	(37,435)	(10)
Net carrying cost of VOI inventory	(8,965)	(3)	(14,332)	(5)	(8,738)	(2)
Selling and marketing expenses	(137,713)	(46)	(135,554)	(45)	(167,229)	(45)
Field general and administrative expenses (5)	(20,087)	(7)	(19,306)	(6)	(21,246)	(6)
Operating profit (6)	$12,855	4%	$61,379	20%	$96,297	26%

(1)	Includes sales of VOIs made on behalf of third parties, which are transacted in the same manner as the sale of our VOI inventory.

(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs (and not of system-wide sales of VOIs, net).

(3)	Percentages for cost of VOIs sold and gross profit are calculated based on sales of VOIs (and not of system-wide sales of VOIs, net).

(4)	Percentages for fee-based sales commission revenue are calculated based on sales of third-party VOIs (and not of system-wide sales of VOIs, net).

(5)	Excludes general and administrative expenses attributable to corporate overhead which totaled $38.3 million, $41.2 million and $56.1 million for the years ended December 31, 2010, 2011 and 2012, respectively. (See Corporate General and Administrative Expenses below for further discussion).

(6)	Represents operating profit of our Bluegreen Resorts business prior to the allocation of corporate overhead, interest income, other income and expense items, interest expense, non-controlling interest and provision for income taxes.

(7)	Unless otherwise indicated.

Bluegreen Resorts - Year ended December 31, 2012 compared to the year ended December 31, 2011

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs include all sales of VOIs, regardless of whether we or a third-party developer owned the VOI immediately prior to the sale. The sales of third-party VOIs, for which we earn commissions, are transacted as sales of timeshare interests in the Bluegreen Vacation Club through the same selling and marketing process we use to sell our VOI inventory.  System-wide sales of VOIs were $303.2 million and $376.0 million during 2011 and 2012, respectively. The growth in system-wide sales of VOIs during 2012 reflects an increase in the number of sales transactions, partly offset by a decrease in the average sales price per transaction. We have continued to increase sales prospects through targeted campaigns to owners and expansion of our alliance marketing programs. Additionally, our sales further benefited from both an increase in the number of prospect tours and an improved sale-to-tour conversion ratio. During 2012 our sale-to-tour conversion ratio was 17.4% compared to 15.4% during 2011.

In addition, during January 2012, we began selling VOI inventory in connection with a new category of sales, which we refer to as POA Sales, requiring low levels of capital deployment whereby we acquire VOI inventory from our resorts’ POAs on a non-committed basis, in close proximity to the timing of our re-selling of such VOIs. VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults and are generally acquired by us at a discount. Since we acquire the VOIs from the POAs “just-in-time,” POA Sales are included in our “Sales of VOIs” along with sales of our existing VOI inventory. During 2012, gross revenues from POA Sales were $17.1 million.

The following table sets forth certain information for system-wide sales of VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Year
	2011	2012

Number of sales offices at period-end	21	23
Number of Bluegreen VOI sales transactions	16,665	21,149
Number of sales made on behalf of third parties for a fee	8,927	11,083
Total number of VOI sales transactions	25,592	32,232
Average sales price per transaction	$12,065	$11,934
Number of total prospects tours	166,024	185,137
Sale-to-tour conversion ratio– total prospects	15.4%	17.4%
Number of new prospects tours	95,954	106,466
Sale-to-tour conversion ratio– new prospects	10.9%	12.2%
Percentage of sales to owners	57.2%	58.0%

Gross Sales of VOIs. Gross sales of VOIs represent sales of Bluegreen-owned VOIs, which include POA Sales, as adjusted by changes in sales deferred under timeshare accounting rules. Gross sales of VOIs were $193.5 million and $236.8 million in 2011 and 2012, respectively. Gross sales of VOIs increased during 2012 as a result of the factors described above relating to the increase in system-wide sales, including the commencement of POA Sales during January 2012.

Gross sales of VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During 2011 and 2012, our gross sales of VOIs reflected a reduction of approximately $0.5 million and $5.7 million, respectively, due to timing of revenue recognition.

Sales of VOIs. Sales of VOIs represent gross sales of VOIs, reduced by our estimate of uncollectible VOI notes receivable as further described below. Sales of VOIs were $164.1 million in 2011 compared to $208.2 million in 2012.

During 2011 and 2012, we reduced revenue by $29.4 million and $28.7 million, respectively, for the estimated future uncollectible notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in our estimates of future note receivable performance for existing and newly originated loans. In connection with our quarterly analysis of our loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, we may identify factors or trends that change our estimate of future loan performance and result in a change in our allowance for credit losses. Our estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 15% and 12% during 2011 and 2012, respectively. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from our estimates.

Cost of VOIs Sold. Cost of VOIs sold represents the cost of Bluegreen VOIs sold during the period and relieved from inventory. During 2011 and 2012, cost of VOIs sold was $40.5 million and $39.6 million, respectively, and represented 25% and 19%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period. Additionally, changes in assumptions, including estimated project sales, future defaults, upgrades and estimated incremental revenue from the resale of repossessed VOI inventory, and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners), are reflected on a retrospective basis in the period the change occurs. Additionally, as described above, during 2012 we commenced POA Sales, which have an overall lower product cost compared to our existing VOI inventory.

Fee-Based Sales Commission Revenue. We earn commissions on the sale of third-party inventory upon the closing of the respective sales transaction. During 2011 and 2012, we sold $109.2 million and $133.5 million, respectively, of third-party inventory and earned sales and marketing commissions of $73.7 million and $87.8 million, respectively. Based on an allocation of our selling, marketing and resort general and administrative expenses to these sales, we believe we generated approximately $17.8 million and $19.9 million in pre-tax profits from these sales during 2011 and 2012, respectively. The increase in the sales of third-party developer inventory during 2012 is due to the increased number of fee-based service clients we serve, as well as the applicable factors described above relating to the overall increase in system-wide sales of VOIs.

Net Carrying Cost of VOI Inventory. We are responsible for paying maintenance fees and developer subsidies for unsold Bluegreen VOI inventory to the property owners’ associations that maintain the resorts. We attempt to mitigate this expense, to the extent possible, through the rental of our owned VOIs and through proceeds from our sampler programs. The carrying cost of our inventory was $23.4 million and $19.4 million during 2011 and 2012, respectively, and was partly offset by rental and sampler revenues, net of expenses, of $9.1 million and $10.7 million, respectively. The net carrying cost of VOI inventory decreased during 2012 due to lower maintenance fees as a result of reduced inventory levels through sales, as well as higher revenues from our sampler programs.

Selling and Marketing Expenses. Selling and marketing expenses were $135.6 million and $167.2 million in 2011 and 2012, respectively. As a percentage of system-wide sales, net, selling and marketing expenses remained constant at 45% during both 2011 and 2012. Sales and marketing expenses as a percentage of system-wide sales, net, may fluctuate between periods based on the mix of marketing programs as well as the rate at which the tours are converted to sales. Selling and marketing expenses as a percentage of system-wide sales, net during 2012 benefited from favorable sale-to-tour conversion ratios and a higher proportion of sales to existing owners, which carry a relatively lower marketing cost, partially offset by increased costs associated with new sales programs. If we focus on shifting more of our marketing efforts on selling to new customers as opposed to existing owners, our sales and marketing expenses as a percentage of sales will likely increase.

Field General and Administrative Expenses. Field general and administrative expenses, which represent expenses directly attributable to our resort sales and marking operations and exclude corporate overhead, were $19.3 million and $21.2 million during 2011 and 2012, respectively. As a percentage of system-wide sales, net, field general and administrative expenses were 6% during both 2011 and 2012.

Other Fee-Based Services

Revenue and costs related to our other fee-based services were as follows (in thousands):

	For the Year Ended
	2011	2012
Revenues:
Fee-based management services	$55,423	$58,003
Title operations	8,171	9,482
Other	7,391	7,141
Total other fee-based services revenue	70,985	74,626

Costs:
Fee-based management services	27,660	28,101
Title operations	2,785	3,726
Other	7,317	5,608
Total cost of other fee-based services	37,762	37,435

Profit:
Fee-based management services	27,763	29,902
Title operations	5,386	5,756
Other	74	1,533
Total other fee-based services profit	$33,223	$37,191

Other Fee-Based Services Revenue. Our other fee-based services revenue was $71.0 million and $74.6 million during 2011 and 2012, respectively, and consisted primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions. We provide management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of the resorts within the Bluegreen Vacation Club. In connection with our management services provided to the Bluegreen Vacation Club, we manage the club reservation system, provide services to owners, and perform billing and collections services. Additionally, we generate revenues from our food and beverage and other retail operations, as well as earn commissions on rentals of inventories owned by third parties, which are presented as “Other” revenues in the table above.

Fee-based management services revenues increased during 2012 as compared to 2011 as we provided services to more VOI owners, earned additional fees from new owner programs and generated greater title revenues on increased sales volumes. As of December 31, 2011 and 2012, we managed 45 timeshare resort properties and hotels.

We intend to continue to pursue our efforts to provide our management and title services to resort developers and others, on a cash-fee basis. While our efforts to do so may not be successful, we hope that this will become an increasing portion of our business over time.

Cost of Other Fee-Based Services. Cost of other fee-based services was $37.8 million and $37.4 million during 2011 and 2012, respectively. During 2012 the costs of providing management and title services increased commensurate with the higher service volumes described above.  Additionally, cost of other fee-based services in 2011 included cost associated with certain projects that were not continued in 2012.

Bluegreen Resorts - Year ended December 31, 2011 compared to the year ended December 31, 2010

Sales and Marketing

System-wide sales of VOIs. System-wide sales of VOIs increased from $295.9 million in 2010 to $303.2 million in 2011 as a result of an increase in the total number of sales transactions and a slightly higher average sales price per transaction.

The following table sets forth certain information for system-wide sales VOIs for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

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

In connection with our quarterly analysis of our loan portfolio, which includes evaluating the expected future performance of loans with remaining lives of one to ten years, we may identify factors or trends that change our estimate of future loan performance and result in a change in our allowance for credit losses. During 2010 and 2011 we reduced revenue by $24.5 million and $16.4 million, respectively, for the estimated future uncollectibles on loans originated in these periods. Additionally, during 2010, and to a lesser extent during 2011, we recorded charges to increase our allowance for uncollectible notes receivable in connection with the lower FICO® score loans generated prior to December 15, 2008, the date on which we implemented FICO® score-based credit standards. In connection with our quarterly analysis of loan performance, we concluded that these lower FICO® score loans have not experienced the same benefit of seasoning as other loans in the same vintage historically have, thus increasing the probability of higher future defaults on such loans, which resulted in charges of $69.7 million and $13.0 million during 2010 and 2011, respectively.

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

Fee-Based Sales Commission Revenue. We earn commissions on the sale of third-party inventory upon the closing of the respective sales transaction. During 2010 and 2011 we sold $78.8 million and $109.2 million, respectively, of third-party inventory and earned sales and marketing commissions of $53.0 million and $73.7 million, respectively. Based on an allocation of our selling, marketing and segment general and administrative expenses to these sales, we believe we generated approximately $11.1 million and $17.8 million in pre-tax profits from these sales and marketing fee-based services during 2010 and 2011, respectively. The increase in the sales of third-party developer inventory during 2011 was a result of our strategic expansion of our fee-based service business.

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

Other Fee-Based Services

Revenue and costs related to our other fee-based services were as follows (in thousands):

	For the Year Ended
	2010	2011
Revenues:
Fee-based management services	$50,783	$55,423
Title operations	9,486	8,171
Other	6,767	7,391
Total other fee-based services revenue	67,036	70,985

Costs:
Fee-based management services	26,027	27,660
Title operations	2,304	2,785
Other	6,744	7,317
Total cost of other fee-based services	35,075	37,762

Profit:
Fee-based management services	24,756	27,763
Title operations	7,182	5,386
Other	23	74
Total other fee-based service profit	$31,961	$33,223

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

Other Revenues and Expenses - Years ended December 31, 2010, 2011 and 2012

Interest Income and Interest Expense. As of December 31, 2011 and 2012, our net interest spread primarily included the interest earned on $619.6 million and $565.2 million, respectively, of gross VOI notes receivable, net of interest expense incurred on $479.3 million and $445.7 million, respectively, of related receivable-backed debt. The following table details the sources of interest income and interest expense (in thousands):

	For the Years Ended December 31,
Interest Income:	2010	2011	2012
VOI notes receivable:
Non-securitized	$25,317	$24,315	$22,467
Securitized	80,508	69,683	63,242
Other	638	655	566
Total interest income	106,463	94,653	86,275

Interest Expense:
Receivable-backed notes payable:
Recourse	7,122	10,037	8,552
Non-recourse	36,356	28,993	24,005
Total interest expense on receivable-backed notes payable	43,478	39,030	32,557
Other	18,067	14,878	8,973
Total interest expenses	61,545	53,908	41,530
Net interest spread	$44,918	$40,745	$44,745

Interest Income. Interest income was $106.5 million, $94.7 million and $86.3 million during 2010, 2011 and 2012, respectively. The decrease in interest income during 2011 and 2012 was a result of the continued decrease in our VOI notes receivable portfolio, which in turn was due to both the continued amortization of the portfolio as well as our efforts to increase cash sales and collect higher down payments on those VOI sales that we do finance. While it is not assured, we expect that our notes receivable portfolio will continue to decrease in the near term due to these factors.

Interest Expense.  Interest expense on receivable-backed notes payable was $43.5 million, $39.0 million and $32.6 million during 2010, 2011 and 2012, respectively. Interest expense decreased during 2011 and 2012 due to lower average outstanding debt balances as a result of debt repayments and, with respect to 2012, a lower cost of borrowing.

Our other interest expense, which consists of interest on lines of credit and notes payable and our junior subordinated debentures, was $18.1 million, $14.9 million and $9.0 million during 2010, 2011 and 2012, respectively. Other interest expense decreased during 2011 and 2012 due to lower average outstanding debt balances as a result of debt repayments.

Our effective cost of borrowing was 7.46%, 7.59% and 7.31% during 2010, 2011 and 2012. Our cost of borrowing slightly decreased during 2012 as we continued to repay higher-interest debt and obtained new financing at relatively lower rates.

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

We earn loan servicing fees from securitization and securitization-type transactions as well as from providing loan servicing to third-party developers, as described below. Mortgage servicing fees earned by us for providing mortgage servicing to our consolidated special purpose finance entities are reported as a component of interest income.

At the end of 2009, we began earning servicing fee income for servicing the loan portfolios of certain third-party developers in connection with our fee-based service arrangements. Such servicing fee income was approximately $0.2 million, $0.5 million and $0.9 million during 2010, 2011 and 2012, respectively. As of December 31, 2012, the total principal amount of notes receivable serviced by us under these arrangements was $64.0 million compared to $46.5 million as of December 31, 2011.

The cost of our mortgage servicing operations remained relatively consistent at $5.0 million, $5.1 million and $5.0 million during 2010, 2011 and 2012, respectively.

Corporate General and Administrative Expenses. Our corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at our corporate headquarters to support our business operations, including accounting, human resources, information technology, treasury, and legal. In addition, certain executive long-term incentive compensation, as well as changes in both our self-insurance liability and accrued payroll between reporting periods for the entire company, are recorded as corporate general and administrative expense.

Corporate general and administrative expenses were $38.3 million, $41.2 million and $56.1 million during 2010, 2011 and 2012, respectively. The $14.9 million, or 36%, increase in 2012 compared to 2011 primarily reflects higher executive long-term incentive compensation, reinstatement of the company match for our 401K plan, increased employee healthcare costs, higher spending on information technology and fees incurred by us in connection with the proposed merger with BFC. The $2.9 million, or 8%, increase in 2011 compared to 2010 primarily relates to higher stock-based compensation expense as a result of expenses recognized in connection with the acceleration of the vesting of stock options held by certain employees (as further described in Note 9 to our Consolidated Financial Statements). Stock-based compensation expense during 2010 benefited from an increase in expected stock option forfeitures.

See also the discussion of field selling, general and administrative expenses above.

Other Income/Expense, Net. During 2010 and 2011 we incurred other expense, net of $2.8 million and $1.1 million, respectively. During 2012 we realized other income, net of $0.8 million. In 2010, we incurred a $1.6 million non-cash impairment charge in connection with a write-down of one of our assets. In 2011, we incurred a $1.2 million charge due to an unfavorable outcome of a disputed deposit on an attempted past acquisition.

Net Income Attributable to Non-Controlling Interest. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), our 51%-owned subsidiary, in our consolidated financial statements. The non-controlling interest in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interest in income of consolidated subsidiary was $8.1 million, $7.7 million and $11.1 million for 2010, 2011 and 2012, respectively.

Provision for Income Taxes. Our annual effective tax rate has historically ranged between 35% and 40%, based primarily upon the mix of taxable earnings among the various states in which we operate. In addition to changes in our mix of earnings, our effective tax rate in 2011 was negatively impacted by the expiration of stock options in November 2011. While we recognized compensation expense in accordance with GAAP for these options, we were unable to receive a deduction for income tax purposes because the options expired unexercised.

Discontinued Operations. In May 2012, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash. Additionally, Southstar agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) of its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement. Southstar sold one of the parcels during 2012 and paid to us the proceeds to which we were entitled, which were insignificant. Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, were not sold to Southstar. In connection with this transaction, the operating results of Bluegreen Communities are presented as a discontinued operation for all periods presented in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). In addition, the assets sold in the transaction are reported as assets held for sale on our Consolidated Balance Sheet at December 31, 2011. See Note 13 to our Consolidated Financial Statements for additional information.

The results of discontinued operations for 2010, 2011 and 2012 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2010	2011	2012

Revenues of discontinued operations	$13,447	$10,994	$3,714
Cost of discontinued operations	(80,533)	(16,067)	(6,920)
Loss on assets held for sale	—	(61,959)	(205)
Interest expense	(4,250)	(2,956)	(1,386)
Loss from discontinued operations before benefit for income taxes	(71,336)	(69,988)	(4,797)
Benefit for income taxes	24,966	24,423	1,304
Loss from discontinued operations, net	$(46,370)	$(45,565)	$(3,493)

Revenues and costs of discontinued operations relate to the period prior to the close of the transaction with Southstar in May 2012 and represent sales and marketing operations of Bluegreen Communities. Cost of discontinued operations during 2012 also includes expenditures to satisfy certain obligations of Bluegreen Communities not assumed by Southstar. Additionally, during 2010, as a result of a continued low volume of sales, reduced prices, and the impact of reduced sales on the forecasted sell-out period of Bluegreen Communities’ projects, we recorded non-cash charges, included in cost of discontinued operations, of approximately $54.6 million, to write-down the carrying amount of completed and undeveloped phases of Bluegreen Communities’ properties to their estimated fair value less costs to sell.

During 2011, we incurred a $62.0 million loss on assets held for sale, which mainly reflected the write-down of Bluegreen Communities’ assets to their estimated fair value, derived from the sales price under the purchase agreement with Southstar, less costs to sell. Upon the closing of the transaction in 2012, we incurred insignificant loss on sale as the carrying value of the assets approximated the proceeds received.

Discontinued operations include interest expense on notes payable which were collateralized by certain Bluegreen Communities inventory, property and equipment and were repaid in full upon the sale of those assets.

Summary. As a result of the various factors described above, we realized net income of $39.7 million during 2012 compared to net losses of $44.0 million and $17.3 million during 2010 and 2011, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	For the Year Ended December 31,
	2010	2011	2012

Cash flows provided by operating activities	$163,940	$166,671	$168,042
Cash flows (used in) provided by investing activities	(5,910)	(4,009)	21,536
Cash flows used in financing activities	(156,436)	(153,816)	(116,847)
Net increase in cash and cash equivalents	$1,594	$8,846	$72,731

Cash Flows from Operating Activities. Our operating cash flow increased during 2011 and 2012 as we continued to generate more cash from higher Bluegreen VOI sales and fee-based services, partly offset by lower interest income on notes receivable due to the decreasing balance of the portfolio. Additionally, cash from operating activities in 2011 benefited from an income tax refund of approximately $2.5 million.

Cash Flows from Investing Activities. During 2010, 2011 and 2012, we spent $3.7 million, $4.0 million and $6.2 million, respectively, on property and equipment, primarily information technology, needed to maintain and grow our operations. Cash used by our investing activities during 2010 also included $2.2 million for the acquisition of the Paradise Point resort. The cash generated by our investing activities during the 2012 period reflects net proceeds of $27.8 million received from the sale of Bluegreen Communities, the majority of which was used to repay the H4BG Communities Facility, as discussed below.

Cash Flows from Financing Activities. The decrease in cash used in financing activities during 2011 compared to 2010 reflects lower payments required to service our lines of credit and notes payable, as well as lower distributions to the non-controlling interest in the Bluegreen/Big Cedar Joint Venture.

During 2012 we refinanced approximately $75.0 million of receivable-backed debt through our securitization of $111.7 million of notes receivable in September 2012 for gross proceeds of $100.0 million. Additionally, during 2012, we amended several of our existing receivable-backed facilities to allow for additional borrowing capacity. As a result, during 2012 our borrowings from receivable-backed debt increased by $130.2 million and our repayments of receivable backed debt increased by $71.1 million, as compared to 2011. The repayments under our line-of-credit facilities were $16.4 million higher in 2012 than in 2011, as we repaid in full the H4BG Communities Facility in connection with the sale of our Bluegreen Communities business. During 2012, cash distributions to the non-controlling member of the Bluegreen/Big Cedar Joint Venture exceeded the amount of the distribution in 2011.

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

During 2012, including down payments received on financed sales, 53% of our VOI sales were paid in cash within approximately 30 days from the contract date. We believe that the amount of cash received within 30 days is primarily a result of (i) incentives paid to our sales associates for generating cash sales volume, and (ii) point-of-sale credit card programs provided by third parties for our customers. Should such programs change or be eliminated, or other factors occur which would cause cash sales to be less attractive or desirable to purchasers, our percentage of cash sales could decrease significantly.

While the vacation ownership business has historically been capital intensive, our principal goal has been to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate higher percentages of our sales in cash; (ii) maintaining sales volumes that allow us to focus on what we believe to be the most efficient marketing channels available to us; (iii) minimizing capital and inventory expenditures; and (iv) utilizing our sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows.

Historically, our business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers has been a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in our ability to meet our short and long-term cash needs. We have attempted to diversify our sources of such financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. We believe that in general we currently have adequate completed VOIs in inventory to satisfy our needs for the next several years. We currently expect development expenditures during 2013 to be in a range of approximately $25.0 million to $30.0 million, with the majority of spending related to the Bluegreen/Big Cedar Joint Venture. However, if the opportunity to acquire a strategic property on favorable terms presents itself, as was the case with our acquisition of a resort in Big Bear, California in May 2012, we may decide to acquire more inventory which would increase our acquisition and development expenditures and may require us to incur additional debt.

We may also acquire inventory from time to time in the future in connection with our POA Sales and initiatives to pursue other potential “just in time” inventory purchases as part of our fee-based service activities.

In connection with the 2012 merger, on March 26, 2013, we issued $75.0 million of Notes in a private financing arranged by BB&T Capital Markets. See additional discussion of the financing transaction under “Credit Facilities for Bluegreen Inventories without Existing Future Availability” below.

Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets or make investments; and (iv) our leverage position may limit funds available for acquisitions, working capital, capital expenditures, and other general corporate purposes. In addition, certain of our financing arrangements restrict our ability in the near term to pay cash dividends on our common stock and repurchase shares. Our financing arrangements may be also impacted by the proposed merger with BFC. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

Credit Facilities

The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of December 31, 2012. These facilities do not constitute all of our outstanding indebtedness as of December 31, 2012. Our other indebtedness includes outstanding junior subordinated debentures and borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility.

Credit Facilities for Bluegreen Receivables with Future Availability

We maintain various credit facilities with financial institutions to allow us to borrow against or sell our VOI notes receivable. We had the following credit facilities with future availability as of December 31, 2012, all of which are subject to revolving availability terms during the advance period and provide for additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions (in thousands):

	Borrowing Limit		Outstanding Balance as of December 31, 2012		Availability as of December 31, 2012		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2012
Liberty Bank Facility	$50,000		$29,754		$20,246		March 2015; March 2018	Prime Rate +2.00%; 6.00%(1)
NBA Receivables Facility	30,000		22,209		7,791		October 2014; April 2020	30 day LIBOR+5.25%; 6.75% (2) 30 day LIBOR+3.50%; 4.50% (2)
CapitalSource Facility	35,000		24,760	(3)	10,240	(3)	September 2013; September 2016	30 day LIBOR+5.75%; 6.50%(4)
BB&T Purchase Facility	40,000		—		40,000		December 2013; December 2016	30 day LIBOR +3.50%; 4.25%(5)
Quorum Purchase Facility	30,000	(6)	15,683		14,317	(6)	March 2014;(6) December 2030	8.0%; 6.5%; 6.0%(6)
	$185,000		$92,406		$92,594

(1)	Interest charged on this facility was initially subject to a floor of 6.5% but permanently decreased to the Prime Rate plus 2.0%, subject to an interest rate floor of 6.0% upon the outstanding principal balance of the facility reaching or exceeding $30.0 million.
(2)	Of the amount outstanding as of December 31, 2012, $10.6 million bears interest at the 30 day LIBOR + 5.25% subject to a floor of 6.75%; and $11.6 million bears interest at the 30 day LIBOR +3.5% subject to a floor of 4.5%.
(3)	The availability under the CapitalSource Facility is reduced by the amount outstanding under the CapitalSource Term Loan. The outstanding balance presented in the table above includes $4.9 million outstanding under the CapitalSource Term Loan. The CapitalSource Term Loan is described under “Credit Facilities for Bluegreen Inventories without Existing Future Availability” below.
(4)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.
(5)	Interest charged on this facility is subject to a LIBOR floor of 0.75%. Additionally, as described further below the interest rate on the BB&T Purchase Facility will increase to the LIBOR rate plus 5.5% upon the expiration of the advance period.
(6)	Of the amount outstanding as of December 31, 2012, $5.9 million bears interest a fixed rate of 8.0%; $4.6 million bears interest at a fixed rate of 6.5%; and $5.2 million bears interest at a fixed rate of 6.0%. The borrowing limit, availability and advance period expiration reflect the amendment entered into in March 2013, which increased the borrowing limit to $30.0 million and extended the advance period to March 2014. The amendment also decreased the interest rate on future borrowings to 5.5%.

Liberty Bank Facility. We have a timeshare receivables hypothecation facility with Liberty Bank, (the “Liberty Bank Facility”), which we have maintained since 2008.

In December 2012, the Liberty Bank Facility was amended to reflect a maximum outstanding borrowings amount of $50.0 million and provide for an 85% advance rate on eligible receivables pledged under the facility through March 2015, subject to customary terms and conditions. The amendment also extended the maturity date to March 2018. Principal repayments and interest is paid as cash is collected on the pledged receivables, with the remaining balance maturing in March 2018. The amended facility bears interest at the Prime Rate (as published in the Wall Street Journal) plus 2.25%, subject to an interest rate floor of 6.5%; however, the interest rate permanently decreased to the Prime Rate plus 2.0%, subject to an interest rate floor of 6.0%, upon the outstanding principal balance of the facility reaching or exceeding $30.0 million.

During 2012, we pledged $29.4 million of VOI notes receivable to this facility and received cash proceeds of $21.6 million. In addition, we received cash proceeds of $1.9 million in order to adjust our outstanding balance to be consistent with previously pledged collateral. We also repaid $4.6 million on the facility.

NBA Receivables Facility. The Bluegreen/Big Cedar Joint Venture has a timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). In October 2012, the NBA Receivables Facility was amended to provide for maximum outstanding borrowings of $30.0 million on a revolving basis through October 2014 to be secured by eligible timeshare receivables from the Bluegreen/Big Cedar Joint Venture. Under the amended facility, advances made subsequent to the date of the amendment are subject to an advance rate of 85% and, other than the one-time advances described below which were made during December 2012, bear interest at the 30-day LIBOR plus 4.5% per annum subject to a floor of 6.0%. Certain advances are also subject to a 1.5% loan fee. The outstanding balance prior to the amendment continues to bear interest at the 30-day LIBOR plus 5.25% subject to a floor of 6.75%. In December 2012, the Bluegreen/Big Cedar Joint Venture received a one-time receivables advance at an advance rate of 85%, and an availability advance, which bear interest at the 30-day LIBOR plus 3.5% subject to a floor of 4.5%. As of December 31, 2012, $10.6 million of the outstanding balance bears interest at 6.75% pursuant to the terms of the original agreement and $11.6 million of the outstanding balance relates to the one-time advances described above and bears interest at 4.5%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. All amounts will mature and be due on April 10, 2020 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility.

During 2012, we pledged $9.8 million of VOI notes receivable to this facility and received cash proceeds of $8.3 million. In addition, we received cash proceeds of $3.3 million in order to adjust our outstanding balance to the specified percentage as provided in the NBA Receivables Facility as amended. We also repaid $6.2 million on this facility.

CapitalSource Facility. In September 2011, we entered into a $30.0 million revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank. In November 2012, the CapitalSource Facility was amended to increase the aggregate borrowings to $35.0 million less the amount outstanding on the CapitalSource Term Loan. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of December 31, 2012). The CapitalSource Facility is cross collateralized with the CapitalSource Term Loan.

During 2012 we pledged $30.5 million of VOI notes receivable to this facility and received cash proceeds of $23.3 million. In addition, we received cash proceeds of $1.1 million in order to adjust our outstanding balance to be consistent with previously pledged collateral. We also repaid $4.5 million on this facility.

BB&T Purchase Facility. We have a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”) which we have maintained since 2004. On December 24, 2012, the BB&T Purchase Facility was amended to provide for maximum outstanding borrowings of $40.0 million, on a revolving basis, secured by our timeshare receivables at an advance rate of 67.5% through December 17, 2013, subject to the terms of the facility, eligible collateral and customary terms and conditions. The amendment also extended the maturity date of the BB&T Purchase Facility until thirty-six months after the revolving advance period has expired (the “Term-Out Period”), or earlier under certain circumstances set forth in the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period equals the LIBOR rate plus 3.5%. During the Term-Out Period, the interest rate will increase to the LIBOR rate plus 5.5%. In each case, the LIBOR rate is subject to a floor of 0.75%.

Subject to the terms of the facility, we will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the commencement of the Term-Out Period, at which point all of the excess cash flow will be paid to BB&T until the outstanding balance is reduced to zero.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.

We repaid all outstanding borrowings under this facility in connection with the 2012 Term Securitization described below and as of December 31, 2012, we had no outstanding borrowings under this facility.

Quorum Purchase Facility. We have a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), which we have maintained since 2010. In March 2013, we amended and expanded the Quorum Purchase Facility. Pursuant to the terms of the amendment and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2014 eligible timeshare receivables from us or certain of our subsidiaries in an amount of up to an aggregate $30.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 85% advance rate, with respect to any future advances. Quorum will be paid a program fee rate of 5.5% per annum.  As of December 31, 2012, $5.9 million of the outstanding balance bears interest at a fixed rate of 8.0%, $4.6 million of the outstanding balance bears interest at a fixed rate of 6.5% , and $5.2 million of the outstanding balance bears interest at a fixed rate of 6.0%. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by us.

During 2012, we pledged $12.8 million of VOI notes receivable to this facility and received cash proceeds of $10.6 million. We also repaid $2.5 million on the facility during the period.

Other Outstanding Receivable-Backed Notes Payable

We have outstanding obligations under various receivable-backed credit facilities and securitizations that have no remaining future availability as the advance periods have expired. Information regarding these facilities and securitizations is set forth in the table below (dollars in thousands):

	Balance as of December 31, 2012	Borrowing Maturity	Borrowing Rate; Rate as of December 31, 2012
GE Bluegreen/Big Cedar Facility	$7,517	April 2016	30 day LIBOR+1.75%; 1.96%
Legacy Securitization (1)	10,270	September 2025	12.00%
2012 Term Securitization	95,900	December 2027	2.94%
Other Non-Recourse Receivable-Backed Notes Payable	244,432	December 2015 - March 2026	5.54% - 7.88%
	$358,119

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $1.2 million.

The GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”), which is guaranteed by Bluegreen Corporation. The advance period under this facility has expired and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75% (1.96% as of December 31, 2012). During 2012, we repaid $8.0 million on this facility.

Legacy Securitization. In September 2010, we completed a securitization transaction of our lowest FICO®-score loans, substantially all of which were generated prior to December 15, 2008, the date that we implemented our FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this securitization, $27.0 million of notes payable were issued which were secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. While ownership of the timeshare receivables included in the Legacy Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.

Bluegreen Corporation guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During 2012 we repaid $6.2 million on this facility.

2012 Term Securitization. On September 13, 2012, we completed a private offering and sale of $100.0 million of investment-grade, timeshare loan-backed notes payable (the "2012 Term Securitization") to BB&T Capital Markets and RBS Securities Inc as initial purchasers. The 2012 Term Securitization consisted of the issuance of two tranches of timeshare-loan backed notes: $79.05 million of Class A notes and $20.95 million of Class B notes with interest rates of 2.66% and 3.99%, respectively, which blended to a weighted-average interest rate of 2.94%. The advance rate for this transaction was 89.5% and the amount of timeshare receivables sold was approximately $111.7 million. Approximately $78.0 million of the $100.0 million of gross proceeds were used to repay in full both the BB&T Purchase Facility and the facility entered into in 2008 with Liberty Bank, as well as to capitalize a reserve fund and pay fees and expenses associated with the transaction.

While ownership of the timeshare receivables included in the 2012 Term Securitization was transferred and sold for legal purposes, the transfer of these timeshare receivables was accounted for as a secured borrowing.

During 2012, we repaid $4.1 million on this facility.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, we have other non-recourse securitization debt outstanding. While the ownership of VOI receivables under these securitizations was transferred for legal purposes, these transfers are accounted for as secured borrowings and therefore are included on our balance sheet. Under these arrangements, the principal and interest payments received from obligors on the receivables sold are generally applied monthly to make interest and principal payments to investors, to pay fees to service providers, and to fund required reserves, if any, with the remaining balance of such cash retained by us. During 2012, we repaid $88.6 million under these facilities.

Credit Facilities for Bluegreen Inventories without Existing Future Availability

We have outstanding obligations under various credit facilities and other notes payable collateralized by our inventories. As of December 31, 2012, these included the following significant items (dollars in thousands):

	Outstanding Balance as of December 31, 2012	Borrowing Maturity (1)	Borrowing Rate; Rate as of December 31, 2012
Foundation Capital	$9,351	October 2015	8% (2)
CapitalSource Term Loan	4,870	November 2015	30 day LIBOR + 6.75% (3); 7.50%
Textron AD&C Facility	2,828	April 2013	Prime + 1.50%; 4.75%
Fifth Third Bank Note Payable	2,701	April 2023	30-day LIBOR+3.00%; 3.21%
Other Lines-of-Credit and Notes Payable	1,801	June 2013 -June 2014	5.00% - 6.00%
	$21,551

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between December 31, 2012 and maturity.
(2)	The borrowing rate under this facility is fixed at 8% through October 2013 and changes thereafter to Prime Rate plus 4.75% or the lender specified rate, not to exceed 9%.
(3)	Interest charged on this facility is subject to a LIBOR floor of 0.75%.

Foundation Capital. In 2010, in two separate transactions, we acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the existing Wilderness Club at Big Cedar. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc. (“Foundation Capital”), with both notes totaling $13.2 million. Both notes payable to Foundation Capital have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes are based upon release payments from sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements. During 2012 we repaid $3.5 million of the outstanding balance.

CapitalSource Term Loan. In November 2012, we entered into a $5.0 million non-revolving term loan with CapitalSource Bank secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort (the “CapitalSource Term Loan”). The CapitalSource Term Loan bears interest at a rate equal to the sum of the 30-day LIBOR plus 6.75%, subject to a LIBOR floor of 0.75% (7.50% as of December 31, 2012), and matures in November 2015. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of the timeshare interests in the Bluegreen Odyssey Dells Resort, subject to mandatory principal reductions pursuant to the terms of the agreement. The CapitalSource Term Loan is cross-collateralized with the CapitalSource Facility discussed above. During 2012 we repaid $0.1 million of this loan.

Textron AD&C Facility. We have a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”) which was used to facilitate the borrowing of funds for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.50% (4.75% as of December 31, 2012) and is due monthly. The advance period under the Textron AD&C Facility has expired. The outstanding balance under the Textron AD&C facility as of December 31, 2012 relates solely to the sub-loan used for the acquisition of our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. During 2012, we repaid $1.0 million of the outstanding balance under this facility and repaid the remainder of the outstanding balance in January 2013.

Fifth Third Bank Note Payable. We have an outstanding note payable with Fifth Third Bank, which was used to finance a past acquisition of real estate. Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023. The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.21% as of December 31, 2012). During 2012, we repaid $0.2 million under this note.

2013 Notes Issuance. On March 26, 2013, we issued $75.0 million of senior secured notes (the “Notes”) in a private financing arranged by BB&T Capital Markets. The Notes are secured by certain of our assets, primarily the cash flows from the residual interests relating to our term securitizations and our VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.  Pursuant to the terms of the Notes, we are required to periodically pledge reacquired VOI inventory in the BG Club 36 resort. We may also pledge additional residual interests from our future term securitizations, if any. The Notes initially accrue interest at a fixed rate of 8.8% with a possible, one-time rate decrease to either 8.55% or 8.05% depending on a final rating that may be obtained from a rating agency at our option by June 26, 2013.  The Notes mature in March 2020 with certain required amortization during the seven-year term. The terms of the Notes include certain covenants and events of default which we consider to be customary for transactions of this type. The proceeds from the Notes offering are expected to be used to fund a portion of the merger consideration related to our currently contemplated merger with BFC.

Commitments

Our material commitments as of December 31, 2012 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete our projects based on our sales contracts with customers, subsidy advances to certain property owners’ associations, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of our outstanding debt and our non-cancelable operating leases by period due date, as of December 31, 2012 (in thousands):

	Payments Due by Period

	Less than	1 — 3	4 — 5	After 5
Contractual Obligations	1 year	Years	Years	Years	Total

Receivable-backed notes payable	$—	$9,623	$34,069	$401,962 (1)	$445,655
Lines-of-credit and notes payable	6,501	13,029	454	1,567	21,551
Jr. subordinated debentures	—	—	—	110,827	110,827
Noncancelable operating leases	6,068	11,627	10,488	17,325	45,508
Total contractual obligations	12,569	34,279	45,011	531,681	623,541

Interest Obligations (2)
Receivable-backed notes payable	26,205	52,375	48,942	130,077	257,599
Lines-of-credit and notes payable	1,503	2,268	115	268	4,154
Jr. subordinated debentures	5,720	11,440	11,440	103,679	132,279
Total contractual interest	33,428	66,083	60,497	234,024	394,032
Total contractual obligations	$45,997	$100,362	$105,508	$765,705	$1,017,573

(1)	Legacy Securitization payments included in the receivable-backed notes payable after 5 years are presented net of a discount of $1.2 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2012.

As of December 31, 2012, cash required to satisfy our development obligations related to resort buildings and resort amenities is estimated to be approximately $4.9 million. We also estimate that the cash required to satisfy our retained development obligations related to certain Bluegreen Communities projects is approximately $1.3 million as of December 31, 2012. We plan to fund these expenditures over the next three to five years, primarily with cash generated from operations; however, we may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated. Each of the foregoing estimates assumes that we are not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer or other obligations; however, we anticipate that we will incur such obligations in the future. In addition, in lieu of paying maintenance fees for unsold VOI inventory, we enter into subsidy agreements with certain property owners’ associations. As of December 31, 2011 and December 31, 2012, we had liabilities for subsidies totaling $1.6 million and $2.6 million, respectively, which are included in accrued liabilities and other on our Consolidated Balance Sheets as of those dates.

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

Our credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, we may be required to seek waivers of such covenants, and we may not be successful in obtaining waivers, and such covenants may limit our ability to raise funds, sell receivables, or satisfy or refinance our obligations, or otherwise adversely affect our financial condition and results of operations. Further, certain of our outstanding debt includes covenants which restrict our ability to pay cash dividends on or repurchase shares of our common stock. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond our control.

Off-balance-sheet Arrangements

As of December 31, 2012, we did not have any “off-balance sheet” arrangements.

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

Foreign Currency Risk

During 2012, our total revenues and net assets denominated in a currency other than U.S. dollars represented approximately 3% of our consolidated revenues and less than 1% of our consolidated assets. Sales generated by Bluegreen Properties, N.V., our subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to our operations or net assets.

Interest Rate Risk

As of December 31, 2012, we had fixed interest rate debt of approximately $377.0 million and floating interest rate debt of approximately $201.0 million. In addition, our notes receivable were comprised of $560.8 million of fixed rate loans and $4.4 million of notes bearing floating interest rates. The floating interest rates are based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase. If interest rates increased or decreased one percentage point, the effect on interest expense related to our variable-rate debt would be an annual increase or a decrease of approximately $2.0 million, based on December 31, 2012 balances. A similar change in interest rates would affect the total fair value of our fixed rate debt by an immaterial amount. This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a significant change in interest rates, we would likely attempt to take actions to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLUEGREEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2011	December 31, 2012
ASSETS

Cash and cash equivalents	$80,931	$153,662
Restricted cash ($38,913 and $38,399 in VIEs in December 31, 2011 and December 31, 2012, respectively)	51,125	54,335
Notes receivable, net ($375,904 and $354,939 in VIEs at December 31, 2011 and December 31, 2012, respectively)	512,517	480,865
Inventory	302,843	274,006
Prepaid expenses	4,120	3,590
Other assets	47,100	44,209
Property and equipment, net	70,112	68,975
Assets held for sale	28,625	—
Total assets	$1,097,373	$1,079,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$8,834	$9,680
Accrued liabilities and other	62,878	72,290
Deferred income	24,549	27,679
Deferred income taxes	15,776	42,663
Receivable-backed notes payable - recourse ($15,826 and $10,270 in VIEs at December 31, 2011 and December 31, 2012, respectively)	110,016	89,640
Receivable-backed notes payable - non-recourse (in VIEs)	369,314	356,015
Lines-of-credit and notes payable	86,817	21,551
Junior subordinated debentures	110,827	110,827
Total liabilities	$789,011	$730,345

Contingencies

Shareholders’ Equity
Preferred stock, $.01 par value, 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 140,000 shares authorized;
31,288 and 31,385 shares issued December 31, 2011 and December 31, 2012, respectively	313	314
Additional paid-in capital	191,999	194,337
Retained earnings	77,018	116,727
Total Bluegreen Corporation shareholders’ equity	269,330	311,378
Non-controlling interest	39,032	37,919
Total shareholders’ equity	308,362	349,297
Total liabilities and shareholders’ equity	$1,097,373	$1,079,642

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2010	2011	2012

Revenues:
Gross sales of VOI	$217,872	$193,509	$236,829
Estimated uncollectible VOI notes receivable	(94,164)	(29,374)	(28,665)
Sales of VOIs	123,708	164,135	208,164

Fee-based sales commission revenue	52,966	73,673	87,795
Other fee-based services revenue	67,036	70,985	74,626
Interest income	106,463	94,653	86,275
Other income, net	—	—	805
	350,173	403,446	457,665

Costs and expenses:
Cost of VOIs sold	29,015	40,460	39,640
Cost of other resort fee-based services	44,040	52,094	46,173
Selling, general and administrative expenses	199,497	199,237	247,296
Interest expense	61,545	53,908	41,530
Other expense, net	2,839	1,095	—
	336,936	346,794	374,639

Income before non-controlling interest, provision for income taxes, and discontinued operations	13,237	56,652	83,026
Provision for income taxes	2,739	20,655	28,687
Income from continuing operations	10,498	35,997	54,339
Loss from discontinued operations, net of income taxes	(46,370)	(45,565)	(3,493)
Net (loss) income	(35,872)	(9,568)	50,846
Less: Net income attributable to non-controlling interest	8,094	7,685	11,137
Net income (loss) attributable to Bluegreen Corporation	$(43,966)	$(17,253)	$39,709

Income (loss) attributable to Bluegreen Corporation per common share - Basic
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.08	$0.91	$1.38
Loss per share from discontinued operations	(1.49)	(1.46)	(0.11)
Earnings (loss) per share attributable to Bluegreen shareholders	$(1.41)	$(0.55)	$1.27

Income (loss) attributable to Bluegreen Corporation per common share - Diluted
Earnings per share from continuing operations attributable to Bluegreen shareholders	$0.08	$0.88	$1.37
Loss per share from discontinued operations	(1.47)	(1.42)	(0.11)
Earnings (loss) per share attributable to Bluegreen shareholders	$(1.40)	$(0.54)	$1.26

Weighted average number of common shares:
Basic	31,165	31,220	31,304
Diluted	31,469	32,110	31,599

Comprehensive income (loss) attributable to Bluegreen Corporation	$(43,966)	$(17,253)	$39,709

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

		Equity Attributable to Bluegreen Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Equity Attributable to Non-Controlling Interest

31,343	Balance at December 31, 2009	$423,220	$314	$187,006	$199,518	$(608)	$36,990
—	Impact of adoption of ASU 2009-16 and 2009-17	(60,673)	—	—	(61,281)	608	—
31,343	Balance at January 1, 2010	362,547	314	187,006	138,237	—	36,990
—	Net income (loss)	(35,872)	—	—	(43,966)	—	8,094
—	Member distribution to non-controlling interest holder	(10,111)	—	—	—	—	(10,111)
(16)	Stock compensation	2,574	—	2,574	—	—	—
31,327	Balance at December 31, 2010	319,138	314	189,580	94,271		34,973
—	Net income (loss)	(9,568)	—	—	(17,253)	—	7,685
—	Member distribution to non-controlling interest holder	(3,626)	—	—	—	—	(3,626)
67	Shares issued upon exercise of stock options	169	—	169	—	—	—
—	Stock compensation	3,791	—	3,791	—	—	—
(106)	Restricted stock cancellation due to award modification	(1,186)	(1)	(1,185)	—	—	—
—	Net change in deferred taxes for stock compensation	(356)	—	(356)	—	—	—
31,288	Balance at December 31, 2011	308,362	313	191,999	77,018	—	39,032
—	Net income	50,846	—	—	39,709	—	11,137
—	Member distribution to non-controlling interest holder	(12,250)	—	—	—	—	(12,250)
97	Shares issued upon exercise of stock options	303	1	302	—	—	—
—	Cash settlement of stock options	(314)	—	(314)	—	—	—
—	Stock compensation	2,350	—	2,350	—	—	—
31,385	Balance at December 31, 2012	$349,297	$314	$194,337	$116,727	$—	$37,919

See accompanying notes to consolidated financial statements.

BLUEGREEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2010	2011	2012

Operating activities:
Net income (loss)	$(35,872)	$(9,568)	$50,846
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non- cash Communities inventory impairment	54,564	—	—
Non- cash loss on assets held for sale	—	59,144	—
Other non-cash charges	1,623	—	—
Non-cash stock compensation expense	2,574	2,605	2,350
Depreciation and amortization	14,910	13,166	12,255
Loss on disposal of property and equipment	427	50	352
Provision for credit losses	94,554	29,549	28,622
(Benefit) provision for deferred income taxes	(27,238)	(10,185)	26,887
Changes in operating assets and liabilities:
Notes receivable	23,033	26,919	3,030
Prepaid expenses and other assets	143	7,209	3,354
Changes in restricted cash	6,504	2,797	(3,210)
Inventory	27,090	34,841	30,107
Accounts payable, accrued liabilities and other, and deferred income	1,628	10,144	13,449
Net cash provided by operating activities	163,940	166,671	168,042

Investing activities:
Business acquisitions	(2,208)	—	—
Purchases of property and equipment	(3,702)	(4,009)	(6,214)
Proceeds from sale of Communities division, net	—	—	27,750
Net cash provided (used in) by investing activities	(5,910)	(4,009)	21,536

Financing activities:
Proceeds from borrowings collateralized by notes receivable	196,985	56,647	186,856
Payments on borrowings collateralized by notes receivable	(279,383)	(150,044)	(221,131)
Proceeds from borrowings under line-of-credit facilities and notes payable	—	—	5,000
Payments under line-of-credit facilities and notes payable	(56,861)	(55,303)	(71,722)
Payments of debt issuance costs	(7,066)	(1,659)	(3,589)
Distributions to non-controlling interest	(10,111)	(3,626)	(12,250)
Proceeds from exercise of stock options	—	169	303
Cash settlement of stock options	—	—	(314)
Net cash used in financing activities	(156,436)	(153,816)	(116,847)
Net increase in cash and cash equivalents	1,594	8,846	72,731
Cash and cash equivalents at beginning of period	70,491	72,085	80,931
Cash and cash equivalents at end of period	$72,085	$80,931	$153,662

Supplemental schedule of non-cash operating, investing and financing activities:
Inventory acquired through financing	$13,200	$—	$1,270

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$56,927	$51,271	$43,926
Income taxes paid	$1,666	$2,705	$4,272

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

Our continuing operations relate to Bluegreen Resorts. Bluegreen Resorts markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by us or developed and owned by others, in which case we earn fees for providing these services. VOIs in our resorts and those sold by us on behalf of third parties typically entitle the buyer to use resort accommodations through an annual or biennial allotment of “points” which represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club (supported by an underlying deeded VOI held in trust for the buyer). Owners in the Bluegreen Vacation Club may stay in any of the 60 Bluegreen Vacation Club resorts or take advantage of an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen Resorts also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen Resorts provides financing to individual purchasers of VOIs, which provides significant interest income to us.

Bluegreen Communities historically marketed residential homesites, the majority of which were sold directly to retail customers seeking to build a home generally in the future. Bluegreen Communities operations also included realty and daily-fee golf course operations. On May 4, 2012, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar Development Partners, Inc. (“Southstar”) for a purchase price of $29.0 million in cash. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement), of its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement. Southstar sold one of the parcels during 2012 and the proceeds received by us were not material. Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, were excluded from the transaction with Southstar and retained by us. Bluegreen Communities is classified as a discontinued operation for all periods presented. See Note 13 for additional information.

BFC Financial Corporation (“BFC”), indirectly through its Woodbridge Holdings, LLC subsidiary (“Woodbridge”), currently owns approximately 53% of our outstanding common stock. On November 11, 2011, we entered into a merger agreement (the “2011 merger agreement”) with BFC and BXG Florida Corporation, a wholly owned subsidiary of Woodbridge (“Merger Sub”). If the merger contemplated by the 2011 merger agreement (the “2011 merger”) would have been consummated, we would have merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation of the 2011 merger and a wholly owned subsidiary of Woodbridge.  Pursuant to the terms of the 2011 merger agreement, our shareholders (other than BFC and Woodbridge, and shareholders who exercised their appraisal rights in accordance with Massachusetts law) would have received eight shares of BFC’s Class A Common Stock for each share of our common stock that they held at the effective time of the 2011 merger.  Consummation of the 2011 merger was subject to certain closing conditions, including the listing of BFC’s Class A Common Stock on a national securities exchange at the effective time of the 2011 merger. Due to the inability to satisfy all required closing conditions, specifically the listing of BFC’s Class A Common Stock on a national securities exchange, effective November 14, 2012, the parties agreed to terminate the 2011 merger agreement and entered into the 2012 merger agreement described below.

On November 14, 2012, we entered into a new definitive merger agreement (the “2012 merger agreement”) with BFC, Woodbridge and Merger Sub, which provides for Merger Sub to merge with and into Bluegreen (the “2012 merger”), and for Bluegreen to continue as the surviving corporation of the merger and become a wholly owned subsidiary of Woodbridge. Pursuant to the terms of the 2012 merger agreement, our shareholders (other than BFC and Woodbridge, and shareholders who exercise their appraisal rights in accordance with Massachusetts law) will receive $10.00 in cash for each share of our common stock (including restricted shares, whether vested or unvested) that they hold at the effective time of the 2012 merger. In addition, each option to acquire shares of our common stock that is outstanding at the effective time of the 2012 merger, whether vested or unvested, will be canceled in exchange for the holder’s right to receive the excess, if any, of the $10.00 per share merger consideration over the exercise price per share of the option. If the 2012 merger is consummated, our common stock will no longer be listed for trading on the New York Stock Exchange (the “NYSE”) or registered under the Securities Exchange Act of 1934 (the “Exchange Act”)

Consummation of the 2012 merger is subject to a financing contingency as well as certain other closing conditions, including the approval of our shareholders (which was obtained at a special meeting of our shareholders held on March 28, 2013). In connection with the financing of the 2012 merger, we issued $75,000,000 of senior secured notes (the “Notes”) on March 26, 2013 in a private transaction arranged by BB&T Capital Markets. The proceeds from the Notes offering are expected to be used to fund a portion of the merger consideration, together with an additional approximately $15,000,000 which is expected to be funded from our unrestricted cash. See the “Liquidity and Capital Resources – Credit Facilities for Bluegreen Inventories without Existing Future Availability” section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information regarding the Notes offering. It is anticipated that the remaining approximately $60,000,000 of the merger consideration will be funded by Woodbridge through a $71,750,000 investment expected to be made in Woodbridge by BBX Capital Corporation (“BBX Capital”), a NYSE listed company in which BFC owns a controlling interest.

In addition to BFC’s ownership interest in our common stock, Alan B. Levan, Chairman, Chief Executive Officer and President of BFC, and John E. Abdo, Vice Chairman of BFC, serve as Chairman and Vice Chairman, respectively, of our board of directors. In light of such relationships, both the 2011 merger agreement and the 2012 merger agreement were approved by a special committee comprised of our independent directors as well as our full board of directors.

Following the announcement of the 2011 merger agreement, seven purported class action lawsuits were filed seeking to enjoin the 2011 merger or, if it was completed, to recover relief as determined by the applicable presiding court. Four of these lawsuits were filed in Florida and have been consolidated into a single action. The other three lawsuits, which were filed in Massachusetts, have also been consolidated into a single action, which has been stayed in favor of the consolidated action in Florida. Following the announcement of the termination of the 2011 merger agreement and entry into the 2012 merger agreement, the plaintiffs in the Florida action filed a supplemental complaint alleging that the consideration to be received by our shareholders pursuant to the 2012 merger agreement remains inadequate and continues to be unfair to our unaffiliated shareholders. See “Item 3 – Legal Proceedings” for additional information regarding the pending litigation relating to the 2012 merger.

There is no assurance that the 2012 merger will be consummated on the contemplated terms, or at all.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our reserve for credit losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

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

Revenue Recognition

Revenue is recorded as the gross sales of VOIs, net of a provision for credit losses, in accordance with timeshare accounting guidance. In accordance with the requirements of ASC 970, Real Estate (“ASC 970”), we recognize revenue on VOI sales and historically, recognized revenue on homesite sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. As described above and further in Note 13, the revenues of Bluegreen Communities, which include homesite sales, are included within the results of discontinued operations for all periods presented in the accompanying consolidated statements of operations.

We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. Our policies regarding the estimation of credit losses on our notes receivable are discussed in further detail under “Notes Receivable” below.

Under timeshare accounting rules, the calculation of the adequacy of a buyer’s commitment for the sale of VOIs requires that cash received towards the purchase of our VOIs be reduced by the value of certain incentives provided to the buyer at the time of sale. If after considering the value of the incentives provided, the 10% requirement is not met, the VOI sale, and the related cost and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that we provide to buyers of our VOIs may result in additional VOI sales being deferred or extend the period during which a sale is deferred.

In cases where development has not been substantially completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing any of our projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of our sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are expensed as incurred. Conversely, incremental revenues in excess of incremental carrying costs are recorded as a reduction to VOI inventory. Incremental carrying costs include costs that have been incurred by us during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory. During each of the years presented, all of our rental revenue and sampler revenue earned was recorded as an offset to cost of other resort fee-based services, as such amounts were less than the incremental carrying cost.

In addition to sales of VOIs, we also generate revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized when:
Fee-based sales commissions	The sale transaction with the VOI purchaser is consummated in accordance with the terms of the agreement with the third-party developer and the related consumer rescission period has expired.

Resort management and service fees	Management services are rendered (1).

Resort title fees	Escrow amounts are released and title documents are completed.

Rental and sampler program	Guests complete stays at the resorts. Rental and sampler program proceeds are classified as a reduction to “cost of other resort fee-based services.”

(1)	In connection with our management of the property owners’ associations, among other things, we act as agent for the property owners’ association to operate the resort as provided under the management agreements. In certain cases, the personnel at the resorts are Bluegreen employees. The property owners’ association bears all of the economic costs of such personnel and generally pays us in advance of, or simultaneously with, the payment of payroll. In accordance with ASC 605-45, Overall Considerations of Reporting Revenues Gross as a Principal versus Net as an Agent, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

Our cost of other resort fee-based services consists of the costs associated with the various revenues described above as well as developer subsidies and maintenance fees on our unsold VOIs.

Notes Receivable

Our notes receivable are carried at amortized cost less an allowance for credit losses. Interest income is recognized on an accrual basis. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. Our notes receivable are generally written off as uncollectible when they have become approximately 120 days past due.

We record an estimate of expected uncollectibility on our VOI notes receivable as a reduction of revenue at the time we recognize a timeshare sale. We estimate uncollectibles for VOI notes receivable in accordance with timeshare accounting rules. Under these rules, the estimate of uncollectibles is based on historical uncollectibles for similar VOI notes receivable over the applicable historical period. We use a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of the notes. We also consider whether the historical economic conditions are comparable to current economic conditions, as well as variations in underwriting standards. Additionally, under timeshare accounting rules, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. We review our reserve for credit losses on at least a quarterly basis. Loan origination costs are deferred and recognized over the life of the related notes receivable.

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

Assets Held for Sale

As described above, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar in May 2012. The carrying value of the assets sold are presented on our consolidated balance sheet as of December 31, 2011 as “assets held for sale.” The fair value of assets held for sale as of December 31, 2011 was derived from the purchase price under the agreement with Southstar. During 2011, we recorded non-cash charges of $59.1 million to write down the value of Bluegreen Communities’ assets to their estimated fair value less costs to sell. We did not incur a significant gain or loss upon the closing of the transaction in 2012.

Deferred Financing Costs

Deferred financing costs included in “other assets” on our consolidated balance sheets are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense over the terms of the related financing arrangements. As of December 31, 2011 and 2012, deferred financing costs were $13.6 million and $12.7 million, respectively. Interest expense from the amortization of deferred financing costs for the years ended December 31, 2010, 2011, and 2012 was approximately $5.4 million, $4.9 million, and $4.5 million, respectively.

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

Deferred Income

We defer VOI revenue, net of related selling expenses, for sales for which the legal rescission period has expired but the required revenue recognition criteria described above has not been met. Additionally, in connection with our sampler programs, we defer revenue, net of direct incremental selling expenses, for guest stays not yet completed. As of December 31, 2011 and 2012, our deferred income was as follows (in thousands):

	As of
	December 31, 2011	December 31, 2012

Deferred sampler program income	$12,406	$13,938
Deferred VOI revenue	6,944	11,083
Other deferred income	5,199	2,658
Total	$24,549	$27,679

Income Taxes

Income tax expense is recognized at applicable U.S. or international tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period for income tax purposes. The tax effects of such differences are reported as deferred income taxes. Valuation allowances are recorded for periods in which realization of deferred tax assets does not meet a more likely than not standard. See Note 11 for additional information regarding income taxes.

Advertising Expense

We expense advertising costs, which include marketing costs, as incurred. Advertising expense for Bluegreen Resorts was $48.3 million, $48.6 million and $61.7 million for the years ended December 31, 2010, 2011 and 2012, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

We did not grant stock-based awards during any of the periods presented. During 2011, we modified stock-based awards held by certain of our employees. Please refer to Note 9 for further discussion.

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

	Year Ended December 31,
	2010	2011	2012
Basic and diluted earnings per common share — numerator:
Income from continuing operations	$10,498	$35,997	$54,339
Net income attributable to non-controlling interest	8,094	7,685	11,137
Income from continuing operations attributable to Bluegreen Corporation	$2,404	$28,312	$43,202
Denominator:
Denominator for basic earnings per common share-weighted-average shares	31,165	31,220	31,304
Effect of dilutive securities:
Stock options and unvested restricted stock (1)	304	890	295
Denominator for diluted earnings per common share-adjusted weighted-average shares and assumed conversions	31,469	32,110	31,599

Earnings per share from continuing operations attributable to Bluegreen Corporation – Basic:	$0.08	$0.91	$1.38

Earnings per share from continuing operations attributable to Bluegreen Corporation – Diluted:	$0.08	$0.88	$1.37

(1)	During the years ended December 31, 2010, 2011, and 2012, approximately 2.6 million, 2.4 million and 1.0 million shares, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. This guidance was effective on a prospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this standard on January 1, 2012 did not have a material impact on our financial statements. See Note 8 for disclosures related to fair value measurements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires the presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. This guidance became effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this standard on January 1, 2012 did not have a material impact on our financial statements.

2. Cumulative Effect of a Change in Accounting Principle

On January 1, 2010, we adopted Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (“ASU 2009-16”), and ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). As a result of the adoption of these accounting standards, we consolidated seven of our then-existing special purpose finance entities associated with prior securitization transactions which previously qualified for off-balance-sheet sales treatment. The consolidation of these special purpose finance entities resulted in a one-time, non-cash, after-tax reduction to retained earnings at January 1, 2010 of $61.3 million, representing the cumulative effect of a change in accounting principle during the year ended December 31, 2010.

3. Notes Receivable

The table below provides additional information relative to our notes receivable and our allowance for credit losses as of December 31, 2011 and 2012 (dollars in thousands):

	As of
	December 31, 2011	December 31, 2012

Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$154,020	$139,777
VOI notes receivable - securitized	459,778	420,451
	613,798	560,228
Allowance for credit losses - non-securitized	(22,739)	(18,572)
Allowance for credit losses - securitized	(83,874)	(65,512)
VOI notes receivable, net	$507,185	$476,144
Allowance as a % of VOI notes receivable	17%	15%

Notes receivable secured by homesites:
Homesite notes receivable	$5,801	$4,992
Allowance for credit losses	(469)	(271)
Homesite notes receivable, net	$5,332	$4,721
Allowance as a % of homesite notes receivable	8%	5%

Total notes receivable:
Gross notes receivable	$619,599	$565,220
Allowance for credit losses	(107,082)	(84,355)
Notes receivable, net	$512,517	$480,865
Allowance as a % of gross notes receivable	17%	15%

The weighted-average interest rate on our notes receivable was 15.2%, 15.3% and 15.5% at December 31, 2010, 2011, and 2012, respectively. All of our VOI loans bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.3%, 15.4%, and 15.6% at December 31, 2010, 2011, and 2012, respectively. The majority of our notes receivable secured by homesites, which were excluded from the sale of Bluegreen Communities to Southstar, bear interest at variable rates. The weighted-average interest rate charged on loans secured by homesites was 7.8%, 7.8%, and 7.7% at December 31, 2010, 2011, and 2012, respectively.

Our VOI receivables are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of our homesite notes receivable are secured by homesites in Georgia, Texas, and Virginia.

As of December 31, 2011 and 2012, $20.9 million and $12.1 million, respectively, of our VOI notes receivable were more than three months past due, and accordingly, consistent with our policy, were not accruing interest income.

Future principal payments due on our notes receivable (including our homesite notes receivable) as of December 31, 2012 are as follows (dollars in thousands):

2013	$80,528
2014	81,604
2015	84,934
2016	84,021
2017	76,346
Thereafter	157,787
Total	$565,220

Credit Quality for Financed Receivables and the Allowance for Credit Losses

The activity in our allowance for credit losses (including our homesite notes receivable) was as follows (dollars in thousands):

	Year Ended December 31,
	2011	2012
Balance, beginning of year	$143,160	$107,082
Provision for credit losses	29,549	28,622
Less: Write-offs of uncollectible receivables	(65,627)	(51,349)
Balance, end of year	$107,082	$84,355

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

The following table shows the delinquency status of our VOI notes receivable as of December 31, 2011 and 2012 (dollars in thousands):

	As of December 31,
	2011	2012
Current	$576,063	$534,080
31-60 days	9,038	7,843
61-90 days	7,836	6,181
Over 91 days (1)	20,861	12,124
Total	$613,798	$560,228

(1)	Includes $12.1 million and $5.5 million as of December 31, 2011 and 2012, respectively, related to VOI notes receivable that, as of such date, had been foreclosed but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for credit losses.

4. Variable Interest Entities

We sell VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to us, with the exception of one securitization transaction entered into in 2010 which was guaranteed by us. These transactions are generally designed to provide liquidity for us and transfer the economic risks and certain of the benefits of the notes receivable to third-parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable.

With each securitization, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of December 31, 2012, we were in compliance with all applicable terms and no trigger events had occurred.

In accordance with applicable guidance for the consolidation of variable interest entities (“VIEs”), we analyze our variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and we base our qualitative analysis on the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. We also use our qualitative analysis to determine if we must consolidate a variable interest entity as the primary beneficiary. In accordance with applicable accounting guidance currently in effect, we have determined these securitization entities to be VIEs of which we are the primary beneficiary and, therefore, we consolidate the entities into our financial statements.

Under the terms of certain of our timeshare note sales, we have the right to repurchase or substitute a limited amount of defaulted mortgage notes for new notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Voluntary repurchases and substitutions by us of defaulted notes during 2010, 2011 and 2012 were $37.6 million, $22.4 million and $11.2 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding vacation ownership notes receivable and the notes payable, plus cash reserves and any residual interest in future cash flows from collateral.

Information related to the assets and liabilities of the VIEs included on our Consolidated Balance Sheets is presented below (in thousands):

	As of
	December 31, 2011	December 31, 2012

Restricted cash	$38,913	$38,399
Securitized notes receivable, net	375,904	354,939
Receivable backed notes payable - non-recourse	369,314	356,015
Receivable backed notes payable - recourse	15,826	10,270

The restricted cash and the securitized notes receivable balances disclosed above are restricted to satisfy obligations of the VIEs.

5. Inventory

Our VOI inventory consists of the following (dollars in thousands):

	As of
	December 31, 2011	December 31, 2012

Completed VOI units	$218,281	$189,812
Construction-in-progress	1,609	562
Real estate held for future development	82,953	83,632
	$302,843	$274,006

We review real estate held for future resort development for impairment under the guidelines of ASC 360, which require that such properties be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. No impairment charges were recorded with respect to VOI inventory during any of the periods presented.

Interest capitalized to VOI inventory during the presented periods was insignificant. The interest expense reflected in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is net of capitalized interest.

6. Property and Equipment

Our property and equipment consists of the following (dollars in thousands):

		As of December 31,
	Useful Lives	2011	2012

Office equipment, furniture and fixtures	3-14 years	$57,224	$58,253
Land, buildings and building improvements	3-31 years	70,744	70,905
Leasehold improvements	3-14 years	11,293	11,382
Transportation and equipment	5 years	1,969	1,955
		141,230	142,495
Accumulated depreciation and amortization		(71,118)	(73,520)
Total		$70,112	$68,975

Depreciation and amortization expense related to our property and equipment was $9.3 million, $7.8 million, and $7.2 million for the years ended December 31, 2010, 2011, and 2012, respectively.

7. Debt

Contractual minimum principal payments required on our debt, net of unamortized discount, by type, for each of the five years and thereafter subsequent to December 31, 2012 are shown below (dollars in thousands):

	Lines-of-credit and notes payable	Recourse receivable-backed notes payable	Non-recourse receivable-backed notes payable	Junior subordinated debentures	Total
2013	$6,501	$—	$—	$—	$6,501
2014	2,358	—	—	—	2,358
2015	10,671	3,331	6,292	—	20,294
2016	227	30,738	—	—	30,965
2017	227	3,331	—	—	3,558
Thereafter	1,567	52,240	349,723	110,827	514,357
Total	$21,551	$89,640	$356,015	$110,827	$578,033

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders, which have been used to finance the acquisition and development of our inventory and to fund operations. Financial data related to our borrowing facilities as of December 31, 2011 and 2012 was as follows (dollars in thousands):

	As of
	December 31, 2011			December 31, 2012
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

RFA AD&C Facility	$21,619	4.80%	$70,640	$—	—	$—
H4BG Communities Facility	23,889	8.00%	21,373	—	—	—
Wells Fargo Term Loan	19,858	7.17%	98,034	—	—	—
Foundation Capital	12,860	8.00%	15,437	9,351	8.00%	14,048
Capital Source Term Loan	—	—	—	4,870	7.50%	11,162
Textron AD&C Facility	3,866	4.75%	9,653	2,828	4.75%	9,654
Fifth Third Bank Note Payable	2,909	3.30%	4,518	2,701	3.21%	4,357
Other	1,816	5.00 – 6.88%	1,705	1,801	5.00 – 6.00%	4,441
Total	$86,817		$221,360	$21,551		$43,662

RFA AD&C Facility. This facility was used to finance the acquisition and development of certain of our resorts. On March 30, 2012, the facility was amended to extend the maturity date from June 30, 2012 to December 31, 2012 and changed the interest rate from LIBOR plus 4.5% to a fixed rate of 10%. The outstanding balance under this facility was repaid in full during 2012.

H4BG Communities Facility. The H4BG Communities Facility was secured by the homesites (and personal property related thereto) and golf courses at several Bluegreen Communities projects. Pursuant to the terms of the facility, the outstanding balance of the H4BG facility accelerated and was repaid in full, along with a $2.0 million deferred fee, in May 2012 in connection with the sale of Bluegreen Communities.

Wells Fargo Term Loan. In February 2012, the facility was amended to extend the maturity date to June 2012. In May 2012, we repaid the outstanding balance in full.

Foundation Capital. In 2010, in two separate transactions, we acquired Paradise Point Resort and a 109-acre development parcel, both located in close proximity to the existing Wilderness Club at Big Cedar. A portion of each of the acquisitions was financed with a separate note payable to Foundation Capital Resources, Inc. (“Foundation Capital”), with both notes totaling $13.2 million. Both notes payable to Foundation Capital have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes are based upon release payments from sales of VOIs located on the underlying properties that serve as collateral for the notes payable, subject to minimum payments stipulated in the agreements. During 2012 we repaid $3.5 million of the outstanding balance.

CapitalSource Term Loan. In November 2012, we entered into a $5.0 million non-revolving term loan with CapitalSource Bank secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort (the “CapitalSource Term Loan”). The CapitalSource Term Loan bears interest at a rate equal to the sum of the 30-day LIBOR plus 6.75%, subject to a LIBOR floor of 0.75% (7.50% as of December 31, 2012), and matures in November 2015. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of the timeshare interests in the Bluegreen Odyssey Dells Resort that serve as collateral for the CapitalSource Term Loan, subject to mandatory principal reductions pursuant to the terms of the agreement. The CapitalSource Term Loan is cross-collateralized with the CapitalSource Facility described below under “Receivable-Backed Notes Payable.” During 2012 we repaid $0.1 million of this loan.

Textron AD&C Facility. We have a master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”) which was used to facilitate the borrowing of funds for resort acquisition and development activities. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.50% (4.75% as of December 31, 2012) and is due monthly. The advance period under the Textron AD&C Facility has expired.

The outstanding balance under the Textron AD&C facility as of December 31, 2012 relates solely to the sub-loan used for the acquisition of our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). We pay Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. During 2012, we repaid $1.0 million of the outstanding balance under this facility and repaid the remainder of the outstanding balance in January 2013.

Fifth Third Bank Note Payable. We have an outstanding note payable with Fifth Third Bank, which was used to finance a past acquisition of real estate. Principal and interest on amounts outstanding under the note are payable monthly through maturity in April 2023. The interest rate under the note equals the 30-day LIBOR plus 3.00% (3.21% as of December 31, 2012). During 2012, we repaid $0.2 million under this note.

2013 Notes Issuance. On March 26, 2013, we issued $75.0 million of senior secured notes (the “Notes”) in a private financing arranged by BB&T Capital Markets. The Notes are secured by certain of our assets, including primarily the cash flows from the residual interests relating to our term securitizations and our VOI inventory in the BG Club 36 resort in Las Vegas, Nevada. Pursuant to the terms of the Notes, we are required to periodically pledge reacquired VOI inventory in the BG Club 36 resort. We may also pledge additional residual interests from our future term securitizations, if any. The Notes initially accrue interest at a fixed rate of 8.8% with a possible, one-time rate decrease to either 8.55% or 8.05% depending on a final rating that may be obtained from a rating agency at our option by June 26, 2013.  The Notes mature in March 2020 with certain required amortization during the seven-year term. The terms of the Notes include certain covenants and events of default which we consider to be customary for transactions of this type. The proceeds from the Notes offering are expected to be used to fund a portion of the merger consideration related to our currently contemplated merger with BFC.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows as of December 31, 2011 and 2012 (dollars in thousands):

	As of
	December 31, 2011			December 31, 2012
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Recourse receivable-backed notes payable:
2008 Liberty Bank Facility	$49,742	6.50%	$60,708	$—	—	$—
Liberty Bank Facility	10,858	6.50%	13,367	29,754	6.00%	35,480
GE Bluegreen/Big Cedar Receivables Facility	15,551	2.05%	24,512	7,517	1.96%	19,665
Legacy Securitization (1)	17,623	12.00%	25,899	11,436	12.00%	19,442
NBA Receivables Facility	16,758	6.75%	23,064	22,209	4.50 - 6.75%	27,655
CapitalSource Facility	—	—	—	19,890	6.50%	26,886
RFA Receivables Facility	1,281	4.30%	2,866	—	—	—
Total before discount	111,813		150,416	90,806		129,128
Less unamortized discount on Legacy Securitization	(1,797)		—	(1,166)		—
Total	$110,016		$150,416	$89,640		$129,128

Non-recourse receivable-backed notes payable:
BB&T Purchase Facility	$28,810	4.75%	$42,075	$—	4.25%	$—
Quorum Purchase Facility	7,508	8.00%	9,175	15,683	6.00 - 8.00%	18,596
2012 Term Securitization	—	—	—	95,900	2.94%	105,061
GE 2004 Facility (2)	8,144	7.16%	9,301	6,292	7.16%	7,151
2004 Term Securitization (2)	11,307	5.27%	11,693	—	—	—
2005 Term Securitization (2)	39,591	5.98%	44,277	26,749	5.98%	28,984
GE 2006 Facility (2)	41,275	7.35%	47,015	33,287	7.35%	37,560
2006 Term Securitization (2)	40,194	6.16%	44,128	29,515	6.16%	31,825
2007 Term Securitization (2)	78,062	7.32%	89,502	59,701	7.32%	66,654
2008 Term Securitization (2)	30,148	7.88%	34,699	22,830	7.88%	25,758
2010 Term Securitization (2)	84,275	5.54%	102,014	66,058	5.54%	79,418
Total	369,314		433,879	356,015		401,007
Total receivable-backed debt	$479,330		$584,295	$445,655		$530,135

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.
(2)	These receivable-backed notes payable are included in the Other Non-Recourse Receivable-Backed Notes Payable section below.

2008 Liberty Bank Facility. We had a timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). This facility was repaid in full during September 2012 in connection with the 2012 Term Securitization described below.

Liberty Bank Facility. We have a timeshare receivables hypothecation facility with Liberty Bank, (the “Liberty Bank Facility”), which we have maintained since 2008.

In December 2012, the Liberty Bank Facility was amended to reflect a maximum outstanding borrowings amount of $50.0 million and provide for an 85% advance rate on eligible receivables pledged under the facility through March 2015, subject to customary terms and conditions. The amendment also extended the maturity date to March 2018. Principal repayments and interest is paid as cash is collected on the pledged receivables, with the remaining balance maturing in March 2018. The amended facility bears interest at the Prime Rate (as published in the Wall Street Journal) plus 2.25%, subject to an interest rate floor of 6.5%; however, the interest rate permanently decreased to the Prime Rate plus 2.0%, subject to an interest rate floor of 6.0%, upon the outstanding principal balance of the facility reaching or exceeding $30.0 million.

During 2012, we pledged $29.4 million of VOI notes receivable to this facility and received cash proceeds of $21.6 million. In addition, we received cash proceeds of $1.9 million in order to adjust our outstanding balance to be consistent with previously pledged collateral. We also repaid $4.6 million on the facility.

The GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has an outstanding VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”), which is guaranteed by Bluegreen Corporation. The advance period under this facility has expired and all outstanding borrowings are scheduled to mature no later than April 16, 2016. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30-day LIBOR rate plus 1.75% (1.96% as of December 31, 2012). During 2012, we repaid $8.0 million on this facility.

Legacy Securitization. In September 2010, we completed a securitization transaction of our lowest FICO®-score loans, substantially all of which were generated prior to December 15, 2008, the date that we implemented our FICO® score-based credit underwriting program, and had FICO® scores below 600.

In this securitization, $27.0 million of notes payable were issued which were secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. While ownership of the timeshare receivables included in the Legacy Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing in our consolidated financial statements.

Bluegreen Corporation guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equal to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During 2012 we repaid $6.2 million on this facility.

NBA Receivables Facility. The Bluegreen/Big Cedar Joint Venture has a timeshare notes receivable hypothecation facility with the National Bank of Arizona (“NBA”). In October 2012, the NBA Receivables Facility was amended to provide for maximum outstanding borrowings of $30.0 million on a revolving basis through October 2014 to be secured by eligible timeshare receivables from the Bluegreen/Big Cedar Joint Venture. Under the amended facility, advances made subsequent to the date of the amendment are subject to an advance rate of 85% and other than the one-time advances described below which were made during December 2012, bear interest at the 30-day LIBOR plus 4.5% per annum subject to a floor of 6.0%. Certain advances are also subject to a 1.5% loan fee. The outstanding balance prior to the amendment continues to bear interest at the 30-day LIBOR plus 5.25% subject to a floor of 6.75%. In December 2012, the Bluegreen/Big Cedar Joint Venture received a one-time receivables advance at an advance rate of 85%, and an availability advance, which bear interest at the 30-day LIBOR plus 3.5% subject to a floor of 4.5%. As of December 31, 2012, $10.6 million of the outstanding balance bears interest at 6.75% pursuant to the terms of the original agreement and $11.6 million of the outstanding balance relates to the one-time advances described above and bears interest at 4.5%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. All amounts will mature and be due on April 10, 2020 subject to earlier required periodic repayment of principal to satisfy certain balance requirements set forth in the facility.

During 2012, we pledged $9.8 million of VOI notes receivable to this facility and received cash proceeds of $8.3 million. In addition, we received cash proceeds of $3.3 million in order to adjust our outstanding balance to the specified percentage as provided in the NBA Receivables Facility as amended. We also repaid $6.2 million on this facility.

CapitalSource Facility. In September 2011, we entered into a $30.0 million revolving timeshare receivables hypothecation facility (the “CapitalSource Facility”) with CapitalSource Bank. In November 2012, the CapitalSource Facility was amended to increase the aggregate borrowings to $35.0 million less the amount outstanding on the CapitalSource Term Loan, see below. The CapitalSource Facility provides for advances on eligible receivables pledged under the facility, subject to specified terms and conditions, during the two-year revolving credit period ending in September 2013. Eligible “A” receivables that meet certain eligibility and FICO® score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 80% advance rate. The CapitalSource Facility also allows for certain eligible “B” receivables (which have less stringent FICO® score requirements) to be funded at a 45% advance rate. Principal repayments and interest are to be paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rate after the two-year revolving credit period, with the remaining balance being due in September 2016. The CapitalSource Facility bears interest at the 30-day LIBOR plus 5.75%, subject to a LIBOR floor of 0.75% (6.50% as of December 31, 2012).  The CapitalSource Facility is cross collateralized with the CapitalSource Term Loan.

During 2012 we pledged $30.5 million of VOI notes receivable to this facility and received cash proceeds of $23.3 million. In addition, we received cash proceeds of $1.1 million in order to adjust our outstanding balance to be consistent with previously pledged collateral. We also repaid $4.5 million on this facility.

RFA Receivables Facility. We had an outstanding receivables facility with RFA (the “RFA Receivables Facility”) with a scheduled maturity date of February 2015. The outstanding balance under this facility was repaid in full during 2012.

BB&T Purchase Facility. We have a timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”), which we have maintained since 2004. On December 24, 2012, the BB&T Purchase Facility was amended to provide for maximum outstanding borrowings of $40.0 million, on a revolving basis, secured by our timeshare receivables at an advance rate of 67.5% through December 17, 2013, subject to the terms of the facility, eligible collateral and customary terms and conditions. The amendment also extended the maturity date of the BB&T Purchase Facility until thirty-six months after the revolving advance period has expired (the “Term-Out Period”), or earlier under certain circumstances set forth in the facility. The interest rate on the BB&T Purchase Facility prior to the commencement of the Term-Out Period equals the LIBOR rate plus 3.5%. During the Term-Out Period, the interest rate will increase to the LIBOR rate plus 5.5%. In each case, the LIBOR rate is subject to a floor of 0.75%.

Subject to the terms of the facility, we will receive the excess cash flows generated by the receivables sold (excess meaning after payments of customary fees, interest and principal under the facility) until the commencement of the Term-Out Period, at which point all of the excess cash flow will be paid to BB&T until the outstanding balance is reduced to zero.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.

We repaid all outstanding borrowings under this facility in connection with the 2012 Term Securitization described below and as of December 31, 2012, we had no outstanding borrowings under this facility.

Quorum Purchase Facility. On December 22, 2010, we entered into a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to the terms of the facility and subject to certain conditions precedent, Quorum agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The facility also contemplated for Quorum to have the ability to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. The terms of the Quorum Purchase Facility reflected an 80% advance rate and a program fee rate of 8% per annum. Eligibility requirements for receivables sold included, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. In March 2012, we amended and expanded the Quorum Purchase Facility. Pursuant to the terms of the amendment and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2013 eligible timeshare receivables from us or certain of our subsidiaries in an amount of up to an aggregate $25.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 83% advance rate, with respect to any future advances. The March 2012 amendment also provided for a program fee rate of 6.5% per annum with respect to any future advances. During September 2012, the facility was further amended to decrease the program fee rate with respect to advances subsequent to the date of such amendment to 6.0% per annum.  As of December 31, 2012, $5.9 million of the outstanding balance bears interest at a fixed rate of 8.0%, $4.6 million of the outstanding balance bears interest at a fixed rate of 6.5%, and $5.2 million of the outstanding balance bears interest at a fixed rate of 6.0%. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.

While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The Quorum Purchase Facility is non-recourse and is not guaranteed by us.

During 2012, we pledged $12.8 million of VOI notes receivable to this facility and received cash proceeds of $10.6 million. We also repaid $2.5 million on the facility during the period.

In March 2013, we amended and expanded the Quorum Purchase Facility. Pursuant to the terms of the amendment and subject to certain conditions precedent, Quorum agreed to purchase on a revolving basis through March 31, 2014 eligible timeshare receivables from us or certain of our subsidiaries in an amount of up to an aggregate $30.0 million purchase price. The amended terms of the Quorum Purchase Facility reflect an 85% advance rate, with respect to any future advances. Quorum will be paid a program fee rate of 5.5% per annum.

2012 Term Securitization. On September 13, 2012, we completed a private offering and sale of $100 million of investment-grade, timeshare loan-backed notes payable (the "2012 Term Securitization") to BB&T Capital Markets and RBS Securities Inc as initial purchasers. The 2012 Term Securitization consisted of the issuance of two tranches of timeshare-loan backed notes: $79.05 million of Class A notes and $20.95 million of Class B notes with interest rates of 2.66% and 3.99%, respectively, which blended to a weighted-average interest rate of 2.94%. The advance rate for this transaction was 89.5%.

The amount of the timeshare receivables sold was approximately $111.7 million. Approximately $78.0 million of the $100.0 million of gross proceeds were used to repay in full both the BB&T Purchase Facility and the 2008 Liberty Bank Facility as described above, as well as to capitalize a reserve fund and pay fees and expenses associated with the transaction.

While ownership of the timeshare receivables included in the 2012 Term Securitization was transferred and sold for legal purposes, the transfer of these timeshare receivables was accounted for as a secured borrowing.

During 2012, we repaid $4.1 million on this facility.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, during 2012, we repaid $88.6 million of our other receivable-backed notes payable, which included a full repayment of the 2004 Term Securitization.

Junior Subordinated Debentures

We have formed statutory business trusts (collectively, the "Trusts"), each of which issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933 and invested the proceeds thereof in our junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by ASC 810. Accordingly, we do not consolidate the operations of the Trusts; instead, our beneficial interests in the Trusts are accounted for under the equity method of accounting. Our maximum exposure to loss as a result of our involvement with the Trusts is limited to the carrying amount of our equity method investment. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events. In addition, we made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by us, and those proceeds were also used by the applicable Trust to purchase an identical amount of junior subordinated debentures from us. The terms of each Trust’s common securities are nearly identical to the trust preferred securities.

Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate. Both the trust preferred securities and junior subordinated debentures were subject to fixed interest rates from the issue dates through the beginning optional redemption dates, which ranged from March 2010 to April 2012. As each respective beginning optional redemption date has passed, each trust preferred security will bear interest at a variable rate (as set forth in the table below) through its respective maturity date.

We had the following junior subordinated debentures outstanding at December 31, 2011 and 2012 (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures	Initial Equity In Trust(1)	Issue Date	Beginning Optional Redemption Date	Interest Rate Following Beginning Optional Redemption Date	Interest Rate at December 31, 2012	Maturity Date
BST I	$23,196	$696	3/15/2005	3/30/2010	3-month LIBOR +4.90%	5.21%	3/30/2035
BST II	25,774	774	5/4/2005	7/30/2010	3-month LIBOR + 4.85%	5.16%	7/30/2035
BST III	10,310	310	5/10/2005	7/30/2010	3-month LIBOR + 4.85%	5.16%	7/30/2035
BST IV	15,464	464	4/24/2006	6/30/2011	3-month LIBOR + 4.85%	5.16%	6/30/2036
BST V	15,464	464	7/21/2006	9/30/2011	3-month LIBOR + 4.85%	5.16%	9/30/2036
BST VI	20,619	619	2/26/2007	4/30/2012	3-month LIBOR + 4.80%	5.11%	4/30/2037
	$110,827	$3,327

(1)	Initial equity in trust is recorded as part of other assets in our Consolidated Balance Sheets.

As of December 31, 2012, we were in compliance with all applicable debt covenants under our debt instruments.

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

The carrying amounts of financial instruments included in our consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of December 31, 2011		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$80,931	$80,931	$153,662	$153,662
Restricted cash	51,125	51,125	54,335	54,335
Notes receivable, net	512,517	558,000	480,865	550,000
Lines-of-credit, notes payable, and receivable-backed notes payable	566,147	554,000	467,206	475,000
Junior subordinated debentures	110,827	53,000	110,827	74,000

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

Nonrecurring Fair Value Measurements

Long-Lived Assets Held for Sale

The fair value of assets held for sale as of December 31, 2011 related to the assets of Bluegreen Communities which were sold to Southstar in May 2012. The fair value of these assets as of December 31, 2011 of $28.6 million was estimated based on the sales price pursuant to the agreement with Southstar, less estimated selling costs (Level 3 inputs).

9. Common Stock and Stock Option Plans

Bluegreen Corporation 2008 Stock Incentive Plan

Our 2008 Stock Incentive Plan (the “2008 Plan”), as amended, provides for the issuance of restricted stock awards and for the grant of options to purchase shares of our common stock. Any shares subject to stock awards or option grants under the plan which expire or are terminated, forfeited, or canceled without having been exercised or vested with respect to those shares are available for further grant under the 2008 Plan. The aggregate number of shares available for grant under the 2008 Plan is 10.0 million shares, of which 9.3 million shares were available for grant as of December 31, 2012.

Share-Based Compensation

Under the 2008 Plan, options and shares of restricted stock can be granted with various vesting periods. The options granted to date under the 2008 Plan generally expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances for non-employee director grants. In addition, our options are generally granted at exercise prices that either equal or exceed the quoted market price of our common stock on the date of grant.

Options and restricted stock granted to employees generally vest 100% on the five-year anniversary of the date of grant. Options granted to non-employee directors generally vest immediately upon grant, while restricted stock granted to non-employee directors generally vests pro-rata on a monthly basis over a one year period from the date of grant. Certain restricted stock granted during 2008 to our Chairman and Vice Chairman are scheduled to vest on the five-year anniversary of the date of grant, subject to accelerated vesting under certain circumstances. Pursuant to the terms of our currently proposed merger agreement with BFC, (i) all options outstanding at the effective time of the merger, whether vested or unvested, will be cancelled in exchange for the holder’s right to receive the excess, if any, of the $10.00 per share merger consideration over the exercise price of the option, and (ii) all shares subject to restricted stock awards outstanding at the effective time of the merger, whether vested or unvested, will be converted into the right to receive, with respect to each such share, the $10.00 per share merger consideration.

There were no grants of stock-based awards during any of the periods presented.

During October 2011, the Compensation Committee of our Board of Directors accelerated the vesting of options previously granted to certain of our employees under the 2008 Plan to purchase an aggregate of 695,000 shares of our common stock at an exercise price of $7.50 per share. As a result of this acceleration, all such stock options fully vested on October 26, 2011. At that time, we recognized the $0.7 million of remaining unrecognized compensation expense related to the options.

In addition, during November 2011, stock option agreement amendments were entered into with respect to options previously granted to certain individuals under the 2008 Plan and our 2005 Stock Incentive Plan (the “2005 Plan”). Under the terms of the amendments, the affected options held by these individuals, which in the aggregate entitled them to purchase 1,130,000 shares of our common stock (including the options to acquire 695,000 shares which were accelerated and fully vested during October 2011, as described above) and were initially scheduled to expire in 2015, or for certain of the options, 2016, expired on November 25, 2011.

In November 2011, we also entered into agreements with certain individuals holding unvested restricted shares of our common stock previously granted to them under the 2005 Plan and the 2008 Plan. Under the terms of the agreements, an aggregate of 1,077,112 unvested restricted shares of our common stock were relinquished by these individuals and canceled in exchange for an aggregate cash payment of $1.5 million, which was made to the individuals in two equal installments in December 2011 and in December 2012. This transaction was accounted for as a modification under the provisions of ASC 718, Compensation-Stock Compensation, and the modified award was considered a liability award. As the cash payment made in exchange for the awards was less than the fair value of the awards immediately prior to the modification, the total compensation expense recognized in connection with the awards was based on the original grant date fair values and recognized ratably through December 31, 2012, the end of the service period of the liability awards.

Total stock-based compensation expense, including amounts payable under the liability awards for non-employee directors and employees, during the years ended December 31, 2010, 2011, and 2012 was $2.6 million, $3.8 million and $2.7 million, respectively. The following table sets forth certain information related to our estimated unrecognized compensation for our stock-based awards as of December 31, 2012:

	Weighted Average Remaining Recognition	Unrecognized Compensation
	(In years)	(In 000’s)

Stock Option Awards	0.4	$57
Restricted Stock Awards	0.3	$91

The activity related to stock options during 2011 and 2012 was as follows:

	Outstanding Options (In 000’s)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable (In 000’s)	Aggregate Intrinsic Value (In 000’s)
Balance at December 31, 2010	2,717	$9.53	1,310	$91
Granted	—	$—
Forfeited	—	$—
Expired (1)	(1,145)	$10.63
Exercised	(67)	$2.52
Balance at December 31, 2011	1,505	$9.03	1,163	$6
Granted	—	$—
Forfeited	—	$—
Expired	(93)	$15.26
Stock options settled for cash	(200)	$3.45
Exercised	(97)	$3.21
Balance at December 31, 2012	1,115	$10.02	873	$1,874

(1)	Includes the 1,130,000 options which expired on November 25, 2011 pursuant to the stock option agreement amendments described above.

During the years ended December 31, 2010, 2011 and 2012, the grant-date fair value of stock options that vested was approximately $4.0 million, $4.7 million, and $0.6 million, respectively. The aggregate intrinsic value of our stock options outstanding and exercisable was less than $0.1 million as of December 31, 2011 and $1.6 million as of December 31, 2012. No stock options were exercised during 2010. The total intrinsic value of our stock options exercised during 2011 and 2012 was $0.1 million and $0.3 million, respectively.

The weighted-average exercise prices and weighted-average remaining contractual lives of our outstanding stock options at December 31, 2012 (grouped by range of exercise prices) were:

	Number of Options (In 000’s)	Number of Vested Options (In 000’s)	Weighted-Average Remaining Contractual Term (In years)	Weighted-Average Exercise Price	Weighted-Average Exercise Price (Vested Only)
$2.75 - $3.00	56	56	6.6	$2.75	$2.75
$3.01 - $4.52	113	113	0.1	$3.48	$3.48
$4.53 - $10.20	405	163	3.1	$7.31	$5.92
$10.21 - $18.36	541	541	2.9	$14.16	$14.16
	1,115	873	2.9	$10.02	$10.52

The activity related to unvested restricted stock awards during 2011 and 2012 was as follows:

	Number of Shares (In 000’s)	Weighted-Average Grant-Date Fair Value per Share
Unvested at December 31, 2010	1,327	$8.14
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Cancelled in connection with modification to a liability award (1)	(1,077)	$8.07
Unvested at December 31, 2011	250	$8.47
Granted	—	$—
Vested	(45)	$11.98
Forfeited	—	$—
Unvested at December 31, 2012	205	$7.69

(1)     See the discussion regarding the November 2011 agreements relating to the cancellation of these restricted stock awards above.

Shareholders’ Rights Plan

On July 27, 2006, the Company’s Board of Directors authorized the adoption of the rights agreement (the “Rights Agreement”) and declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock. The Board of Directors authorized the adoption of the Rights Agreement to protect shareholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Agreement imposes a significant penalty upon any person or group which acquires beneficial ownership of 10% or more of the Company’s outstanding common stock without the prior approval of the Company’s Board of Directors. We and our subsidiaries and employee benefit plans (and any of its subsidiaries and any entity holding common stock for or pursuant to the terms of any such employee benefit plan), as well as BFC and its affiliates, successors and assigns are excluded from the operation of the Rights Agreement. In addition, pursuant to the terms of our currently proposed merger agreement with BFC, we have agreed to cause the Rights Agreement to be inapplicable to the merger and to terminate the Rights Agreement upon consummation of the merger.

10. Commitments and Contingencies

At December 31, 2012, the estimated cost to satisfy our development obligations related to Bluegreen Resorts was approximately $7.4 million. We also estimate that the cash required to satisfy our remaining obligations related to Bluegreen Communities projects that were substantially sold-out and as a result were not part of the sale to Southstar was approximately $1.3 million as of December 31, 2012.

In lieu of paying maintenance fees for unsold VOI inventory, the Company provides subsidies to certain owners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  As of December 31, 2011 and December 31, 2012, the Company had liabilities for subsidies totaling $1.6 million and $2.6 million, respectively, which are included in accrued liabilities and other on the Consolidated Balance Sheets. As of December 31, 2012, the Company was providing subsidies to seven resorts.

Rent expense, including rent expense related to our discontinued operations, for the years ended December 31, 2010, 2011, and 2012 totaled approximately $11.9 million, $11.6 million and $9.4 million, respectively. Lease commitments under these and our various other non-cancelable operating leases for each of the five years subsequent to December 31, 2012 and thereafter are as follows (in thousands):

2013	$6,068
2014	5,857
2015	5,770
2016	5,727
2017	4,761
Thereafter	17,325
Total future minimum lease payments	$45,508

In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or other resort fee-based services. We are also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold on May 4, 2012. Additionally, from time to time, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise. Unless otherwise described below, we believe that these claims are routine proceedings incidental to our business.

Reserves are accrued for matters in which we believe it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. As of December 31, 2012, we had accrued $2.3 million for matters which we believe meet these criteria. The actual costs of resolving these legal claims may be substantially higher than the amounts accrued for these claims.

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

We do not believe that the aggregate liability relating to known contingencies in excess of the aggregate amounts accrued will have a material impact on our financial statements.

Bluegreen Corporation

Between November 16, 2011 and February 13, 2012, seven purported class action lawsuits related to the previously proposed 2011 merger between BFC and Bluegreen were filed against Bluegreen, the members of Bluegreen’s board of directors, BFC and Merger Sub. As described below, four of these lawsuits have been consolidated into a single action in Florida, and the other three lawsuits have been consolidated into a single action in Massachusetts and stayed in favor of the Florida action. Further information regarding each of these lawsuits is set forth below.

The four Florida lawsuits, captioned and styled Ronald Kirkland v. Bluegreen Corporation et al. (filed on November 16, 2011); Richard Harriman v. Bluegreen Corporation et al. (filed on November 22, 2011); Alfred Richner v. Bluegreen Corporation et al. (filed on December 2, 2011); and BHR Master Fund, LTD et al. v. Bluegreen Corporation et al. (filed on February 13, 2012) were consolidated into an action styled In Re Bluegreen Corporation Shareholder Litigation. On April 9, 2012, the plaintiffs filed a consolidated amended class action complaint which alleged that the individual director defendants breached their fiduciary duties by (i) agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration, (ii) engineering a transaction to benefit themselves and not the shareholders, and (iii) failing to protect the interests of Bluegreen’s minority shareholders. In the complaint, the plaintiffs also alleged that BFC breached its fiduciary duties to Bluegreen’s minority shareholders and that Merger Sub aided and abetted the alleged breaches of fiduciary duties by Bluegreen’s directors and BFC. In addition, the complaint included allegations relating to claimed violations of the MBCA. The complaint sought declaratory and injunctive relief, along with damages and attorneys’ fees and costs. On September 13, 2012, Bluegreen’s motion to dismiss the action was denied. Bluegreen subsequently answered the complaint.

Following the public announcement of the termination of the 2011 merger agreement and the entry into the currently proposed merger agreement, the plaintiffs in the Florida action filed a motion for leave to file a supplemental complaint on November 28, 2012 in order to challenge the structure of, and consideration contemplated to be received by Bluegreen’s shareholders in the currently proposed merger. On November 30, 2012, the Florida court granted the plaintiffs’ motion and the supplemental complaint was deemed filed as of that date. The supplemental complaint alleges that the merger consideration remains inadequate and continues to be unfair to Bluegreen’s minority shareholders.

The three Massachusetts lawsuits were filed in the Superior Court for Suffolk County in the Commonwealth of Massachusetts and styled as follows: Gaetano Bellavista Caltagirone v. Bluegreen Corporation et al. (filed on November 16, 2011); Alan W. Weber and J.B. Capital Partners L.P. v. Bluegreen Corporation et al. (filed on November 29, 2011); and Barry Fieldman, as Trustee for the Barry & Amy Fieldman Family Trust v. Bluegreen Corporation et al. (filed on December 6, 2011). In their respective complaints, the plaintiffs alleged that the individual director defendants breached their fiduciary duties by agreeing to sell Bluegreen without first taking steps to ensure adequate, fair and maximum consideration. The Fieldman and Weber actions contained the same claim against BFC. In addition, the complaints included claims that Merger Sub, in the case of the Fieldman action, BFC and Merger Sub, in the case of the Caltagirone action, and Bluegreen, in the case of the Weber action, aided and abetted the alleged breaches of fiduciary duties. On January 17, 2012, the three Massachusetts lawsuits were consolidated into a single action styled In Re Bluegreen Corp. Shareholder Litigation, which is presently stayed in favor of the Florida action.

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

In Case No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, during 2006, Joseph M. Scheyd, Jr., P.A., as escrow agent, brought an interpleader action seeking a determination as to whether we, as purchaser, or Hubert A. Laird and MSB of Destin, Inc., as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. We maintained that our decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and that we are therefore entitled to a return of the full escrow deposit. On June 1, 2011, the trial court made a finding that we breached the purchase and sale contract and that the plaintiff was entitled to the escrow deposit and all accrued interest. We filed a notice of appeal with the First District Court of Appeal seeking to appeal the trial court’s decision. The escrow deposit and all accrued interest were placed in the appropriate Court registry pending the outcome of the appeal. In January 2013, an Amended Final Judgment was issued finding us in breach of contract and awarding the plaintiff the entire deposit plus accrued interest. We subsequently filed a Motion for Reconsideration with the Court. Before the Court rendered a response to our Motion, the matter was settled pursuant to an agreement under which we received approximately $145,000 of the disputed deposit amount with the balance distributed to the plaintiff.

The Office of the Attorney General for the State of Florida (the “AGSF”) advised us that it had accumulated a number of consumer complaints since 2004 related to timeshare sales and marketing, and requested that we propose a resolution on a collective basis of any outstanding complaints. The AGSF also requested that we enter into a written agreement. We have determined that many of the identified complaints were previously addressed and/or resolved. On May 24, 2012, the parties entered into a written agreement establishing a process for determining consumer eligibility for relief (including, where applicable, monetary restitution) and providing a timeframe through August 24, 2012 to resolve identified customer complaints. We have resolved most of the identified customer complaints and the AGSF advised us that it regards the formal portion of the matter closed; however, the terms of the written agreement require us to address any new customer complaints that arise in the ordinary course of business through late 2013.

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

Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, was the developer of the Mountain Lakes subdivision in Texas. In Case No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Case No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On August 26, 2011, the Texas Supreme Court issued its opinion affirming the Appellate Court’s decision in part and reversing it in part. The Texas Supreme Court held that Southwest did not breach any covenants in the deed, but did breach a duty to the plaintiffs by filing restrictive covenants in connection with the development of the property which prohibited mineral development, and that the appropriate remedy was cancellation of the restrictive covenants. The Texas Supreme Court further ruled that the plaintiffs have no right of ingress to, or egress from, the subdivision, and that Southwest did not breach a duty to the plaintiffs by not leasing the mineral rights. The Texas Supreme Court remanded the case to the trial court for disposition consistent with its decision. On January 17, 2013, the trial court issued a partial judgment on remand. In its partial judgment, the trial court entered judgment on the issues rendered by the Court of Appeals and the Texas Supreme Court, including a finding that Bluegreen’s filing of restrictive covenants that attempted to prevent or restrict mineral development was a breach of a duty owed to the non-executive mineral rights owners. As such, the trial court canceled and declared void the section of the restrictive covenants preventing mineral development. However, the trial court also declared that the remaining provisions of the restrictive covenants remain in full force, and the filing of the restrictive covenants by Bluegreen was not a breach of contract. The trial court also held that the claims by the plaintiffs for reformation of the original deeds dealing with the quantum of mineral reserved therein should be severed from this case and proceed to a separate trial, which is currently scheduled to begin in October 2013.

Separately, as a result of the Texas Supreme Court’s decision invalidating the restrictive covenants prohibiting mineral development within the subdivision, certain lot owners within Mountain Lakes filed a cross-claim against Southwest alleging fraud, negligence and a violation of deceptive trade practices laws based on a claim that the invalidation of the restrictive covenants has caused devaluation of their residential lots and other economic damages. During mediation held in June 2012, Southwest and the named plaintiffs (Lesley) reached agreement to settle their disputes with Southwest agreeing to pay Lesley $200,000 for dismissal of their claims.  Similarly, during the same mediation Southwest settled with seven of the lot owners claiming diminution of lot values for $5,000 collectively.  Since that time, Southwest has also settled the claims of several other lot owners for a total of $2,000. However, settlement has not been reached with the other landowners possessing reserved mineral rights, nor with the majority of lot owners who filed the cross-claim against Southwest. The trial court has set a trial date of October 7, 2013 for this matter. Southwest intends to vigorously defend itself with respect to the pending matters.

11. Income Taxes

Our provision (benefit) for income taxes attributable to continuing operations consists of the following (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2010	2011	2012

Federal:
Current	$8,487	$7,237	$(139)
Deferred	(7,146)	13,217	26,328
	$1,341	$20,454	$26,189

State and Other:
Current	$1,936	$2,812	$596
Deferred	(538)	(2,611)	1,902
	1,398	201	2,498
Total	$2,739	$20,655	$28,687

The reasons for the difference between our provision for income taxes and the amount that results from applying the federal statutory tax rate to income from continuing operations before provision for income taxes are as follows (in thousands):

	For the Year Ended
	December 31,	December 31,	December 31,
	2010	2011	2012

Income tax expense at statutory rate	$1,800	$17,139	$25,160
Effect of state taxes, net of federal tax benefit	1,259	1,100	387
Effect of state rate changes on net deferred liabilities	536	(1,550)	2,991
Change in valuation allowance	(1,075)	54	(1,090)
Non-deductible items	219	3,912	1,239
Total	$2,739	$20,655	$28,687

Our deferred income taxes consist of the following components (in thousands):

	As of
	December 31, 2011	December 31, 2012

Deferred federal and state tax liabilities (assets):
Installment sales treatment VOI of notes receivable	$182,120	$163,414
Deferred federal and state loss carryforwards/AMT credits (net of valuation allowance of $3.8 million and $3.1 million as of December 31, 2011 and 2012 , respectively)	(81,159)	(87,581)
Book reserves for loan losses and inventory	(83,295)	(31,113)
Tax over book depreciation	517	513
Deferral of VOI sales and costs under timeshare accounting	11,054	8,501
Deferred rent	(2,199)	(1,938)
Accrued contingencies	(981)	(838)
Accrued liabilities	(3,462)	(3,973)
Goodwill	(1,585)	(1,435)
Stock-based compensation	(2,273)	(1,880)
Other	(2,961)	(1,007)
Deferred income taxes	$15,776	$42,663

Total deferred federal and state tax liabilities	$193,691	$172,428
Total deferred federal and state tax assets	(177,915)	(129,765)
Deferred income taxes	$15,776	$42,663

As of December 31, 2012, we had federal net operating loss carryforwards related to continuing operations of approximately $91.4 million, which expire at various periods from 2027 through 2032, and alternative minimum tax credit carryforwards related to continuing operations of approximately $42.5 million, which never expire. Additionally, as of December 31, 2012, we had state operating loss carryforwards of approximately $388.7 million, which expire from 2013 through 2032.

Internal Revenue Code Section 382 addresses limitations on the use of net operating loss carryforwards following a change in ownership, as defined in Section 382. We do not believe that any such ownership change occurred during 2011 or 2012. If our interpretation were found to be incorrect, there would be significant limitations placed on these carryforwards which would result in an increase in our tax liability and a reduction of our net income.

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

Our income tax returns for the years ended December 31, 2004, 2005, and 2009 are under examination by the Internal Revenue Service. The field work for this audit commenced in June 2012. While there is no assurance as to the results of the audit, we do not currently anticipate any material adjustments in connection with these examinations.

Additionally, certain of our state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

In November 2012, we received from the Florida Department of Revenue a Notice of Proposed Assessment totaling $0.9 million, including penalties and interest, in connection with its audit of our Florida income tax returns for years 2007 to 2010. We believe this assessment to be in error and are defending our position.

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

In addition to changes in our mix of earnings, our effective tax rate in 2011 was negatively impacted by the expiration of stock options in November 2011. In accordance with GAAP, we previously recognized compensation expense related to these expired stock options but such expense was not deductible for income tax purposes.

12. Employee Retirement Savings Plan and Other Employee Matters

Our Employee Retirement Plan (the “Retirement Plan”) is an Internal Revenue Code section 401(k) Retirement Savings Plan. Historically, all U.S.-based employees at least 21 years of age with at least three months of employment with us are eligible to participate in the Retirement Plan. The Retirement Plan provides for an annual employer discretionary matching contribution. We did not make any contributions in 2010 or 2011. During 2012, we recorded expenses for our contributions to the Retirement Plan of $1.6 million.

13. Discontinued Operations

The results of discontinued operations for the years ended December 31, 2010, 2011 and 2012 are presented below (dollars in thousands):

	For the Year Ended December 31,
	2010	2011	2012

Revenues of discontinued operations	$13,447	$10,994	$3,714
Cost of discontinued operations	(80,533)	(16,067)	(6,920)
Loss on assets held for sale	—	(61,959)	(205)
Interest expense	(4,250)	(2,956)	(1,386)
Loss from discontinued operations before benefit for income taxes	(71,336)	(69,988)	(4,797)
Benefit for income taxes	24,966	24,423	1,304
Loss from discontinued operations, net	$(46,370)	$(45,565)	$(3,493)

In May, 2012, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar for a purchase price of $29.0 million in cash. Additionally, Southstar agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) it receives in the event of its sale of two specified parcels of real estate purchased by Southstar under the agreement. Southstar subsequently sold one of the parcels during 2012 and the associated proceeds received by us were not material. Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, were excluded from the transaction with Southstar and retained by us. Upon the closing of the transaction in 2012, we incurred insignificant loss on sale as the carrying value of the assets approximated the proceeds received.

During the year ended December 31, 2011, we incurred a loss on assets held for sale of approximately $62.0 million, which reflected the write-down of Bluegreen Communities’ assets to their estimated fair value, derived from the sales price under the purchase agreement with Southstar, less costs to sell.

During the year ended December 31, 2010, as a result of a continued low volume of sales, reduced prices, and the impact of reduced sales on the forecasted sell-out period of Bluegreen Communities’ projects, we recorded non-cash charges (included in cost of discontinued operations) of approximately $54.6 million, to write-down the carrying amount of completed and undeveloped phases of Bluegreen Communities’ properties to their estimated fair value less costs to sell.

Also included in results of discontinued operations in each of the periods presented is interest expense primarily on the H4BG Communities Facility as certain of the assets classified as held for sale (and which were sold to Southstar as part of the Bluegreen Communities sale) served as collateral under this facility. Pursuant to the terms of the facility, the outstanding balance of the H4BG Communities Facility accelerated and was repaid in full, along with $2.0 million deferred fee, in May 2012 in connection with the sale of Bluegreen Communities.

Interest capitalized to homesite inventory during the periods presented was insignificant.

14. Related Party Transactions

BFC, through its Woodbridge subsidiary, owns approximately 53% of our common stock. In addition, Alan B. Levan and John E. Abdo, our Chairman and Vice Chairman, respectively, serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively, and may be deemed to control BFC by virtue of their ownership interest in BFC’s common stock.

As previously described, on November 11, 2011, we entered into a merger agreement with BFC which provided for us to merge with and into, and become, a wholly owned subsidiary of BFC, and for our shareholders (other than BFC and Woodbridge, and shareholders who exercised appraisal rights in accordance with Massachusetts law) to receive eight shares of BFC’s Class A Common Stock for each share of our common stock that they held at the effective time of the merger. Due to the inability to satisfy all required conditions to closing the merger, specifically the listing of BFC’s Class A Common Stock on a national securities exchange, effective November 14, 2012, we agreed with BFC to terminate the merger agreement and entered into the new merger agreement described below.

On November 14, 2012, we entered into a new merger agreement with BFC and Woodbridge which provides for Woodbridge to acquire us in a cash merger pursuant to which we would become a wholly owned subsidiary of Woodbridge and our shareholders (other than BFC and Woodbridge, and shareholders who exercise appraisal rights in accordance with Massachusetts law) would be entitled to receive $10.00 in cash for each share of our common stock that they hold at the effective time of the merger. If the merger is consummated, our common stock will no longer be listed for trading on the NYSE and will be deregistered under the Exchange Act. There is no assurance that the currently proposed merger will be consummated on the contemplated terms, or at all. See Note 1 for additional information regarding the previously proposed and currently proposed transactions with BFC.

We paid or reimbursed BFC or its affiliated entities approximately $1.7 million, $1.2 million, and $1.3 million during 2010, 2011 and 2012, respectively, for management advisory, risk management, administrative and other services. Included in these payments was approximately $0.1 million, $0.5 million, and $0.4 million we reimbursed to BFC during 2010, 2011, and 2012, respectively, pursuant to our agreement with BFC relating to maintenance of separate independent registered public accounting firms. This arrangement was terminated during October 2012 in connection with our previously disclosed decision to change independent registered public accounting firms from Ernst & Young LLP to PricewaterhouseCoopers LLP, which also serves as BFC’s independent registered public accounting firm. Additionally, during 2010 we reimbursed BFC and its Woodbridge Holdings subsidiary, approximately $1.4 million for expenses they incurred in assisting us in our efforts to explore potential sources of liquidity. As of December 31, 2011 and 2012 we had accrued approximately $0.2 million in each year for the services described above.

BFC held a significant investment in Benihana until August 2012, when Benihana was sold, and Alan B. Levan and John E. Abdo served on Benihana’s Board of Directors until that time. In 2009, we entered into a land lease with Benihana, which constructed and operates a restaurant at one of our resort properties. Under the terms of the lease, we received payments from Benihana of approximately $0.1 million during each of 2010, 2011, and 2012.

J. Larry Rutherford, who served as a member of our Board of Directors until April 30, 2011, is the President and Chief Executive Officer of Southstar. As described above, we sold substantially all of the assets that comprised Bluegreen Communities to Southstar on May 4, 2012. See Note 13 for additional information regarding this transaction.

15. Quarterly Financial Information (Unaudited)

A summary of the quarterly financial information for the years ended December 31, 2011 and 2012 is presented below (dollars in thousands, except per share information):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011

Sales of VOIs	$36,929	$44,778	$45,888	$36,540
Gross profit	26,391	34,662	34,539	28,083
Income from continuing operations attributable to Bluegreen shareholders	3,907	9,687	9,676	5,042
Loss from discontinued operations, net of income taxes (1)	(1,376)	(36,386)	(2,626)	(5,177)
Net (loss) income attributable to Bluegreen Corporation (1)	$2,531	$(26,699)	$7,050	$(135)

(Loss) income attributable to Bluegreen Corporation
per common share:

Diluted earnings per share from continuing operations	$0.12	$0.30	$0.30	$0.16
Diluted loss per share for discontinued operations	$(0.04)	$(1.13)	$(0.08)	$(0.16)
Diluted (loss) earnings per share	$0.08	$(0.83)	$0.22	$(0.00)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012

Sales of VOIs	$43,320	$51,247	$56,972	$56,625
Gross profit	34,178	41,624	44,382	48,340
Income from continuing operations attributable to Bluegreen shareholders	5,953	14,653	12,007	10,589
Loss from discontinued operations, net of income taxes	(303)	(1,393)	(347)	(1,450)
Net income attributable to Bluegreen Corporation	$5,650	$13,260	$11,660	$9,139

(Loss) income attributable to Bluegreen Corporation
per common share:

Diluted earnings per share from continuing operations	$0.19	$0.46	$0.38	$0.33
Diluted loss per share for discontinued operations	$(0.01)	$(0.04)	$(0.01)	$(0.05)
Diluted earnings per share	$0.18	$0.42	$0.37	$0.29

(1)	Includes pre-tax charges of $56.8 million to adjust the carrying amount of inventory to its fair value, less costs to sell in connection with the sale of substantially all of the assets that comprised Bluegreen Communities to Southstar in May 2012.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

Bluegreen Corporation

In our opinion, the accompanying consolidated balance sheet as of December 31, 2012 and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for the year then ended present fairly, in all material respects, the financial position of Bluegreen Corporation and its subsidiaries at December 31, 2012 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

April 1, 2013

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of

Bluegreen Corporation

We have audited the accompanying consolidated balance sheet of Bluegreen Corporation as of December 31, 2011, and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

March 28, 2012

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of December 31, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

JOHN M. MALONEY, JR., President and Chief Executive Officer

anthony m. puleo, Senior Vice President, Chief Financial Officer and Treasurer

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previously reported.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report and our independent registered public accounting firm’s audit report on our internal control over financial reporting as of December 31, 2012 are set forth in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION.

Special Meeting of Shareholders

A special meeting of our shareholders was held on March 28, 2013.

As of the close of business on the record date established for the special meeting, there were a total of 31,701,552 shares of our common stock outstanding and, thus, entitled to vote at the special meeting. At the special meeting, 28,353,577 shares of our common stock were represented in person or by proxy, and therefore a quorum was present.

Set forth below are the proposals which were submitted to a vote of our shareholders at the special meeting as well as the voting results with respect to such proposals, as certified by Georgeson Inc., as Inspector of Election.

Proposal 1 - The shareholders were asked to approve the Agreement and Plan of Merger, dated as of November 14, 2012, by and among Bluegreen Corporation, BFC Financial Corporation, Woodbridge Holdings, LLC and BXG Florida Corporation, pursuant to which (i) BXG Florida Corporation will merge with and into Bluegreen, with Bluegreen continuing as the surviving corporation of the merger and becoming a wholly-owned subsidiary of Woodbridge, and (ii) each outstanding share of Bluegreen’s common stock (other than shares held directly or indirectly by BFC and shares owned by holders who exercise and perfect their appraisal rights in accordance with Massachusetts law) will be converted into the right to receive $10.00 in cash.

Approval of this proposal required the affirmative vote of holders of shares of our common stock representing at least 66-2/3% of the shares of such stock outstanding on the record date established for the special meeting. The proposal was approved by the following vote of our shareholders:

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
27,300,774	622,023	430,780	0

Proposal 2 - The shareholders were asked to approve, on a non-binding advisory basis, the compensation payable to Bluegreen’s named executive officers in connection with the merger described in Proposal 1.

Approval of this proposal required the affirmative vote of holders of a majority of the shares of our common stock represented at the special meeting, in person or by proxy, and entitled to vote. The proposal was approved by the following vote of our shareholders:

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
26,274,092	1,359,782	719,703	0

Senior Secured Notes Issuance

On March 26, 2013, we issued $75.0 million of senior secured notes (the “Notes”) in a private financing arranged by BB&T Capital Markets. The Notes are secured by certain of our assets, primarily the cash flows from the residual interests relating to our term securitizations and our VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.  Pursuant to the terms of the Notes, we may also pledge additional residual interests from our future term securitizations, if any, required to periodically pledge reacquired VOI inventory in the BG Club 36 resort.  The Notes initially accrue interest at a fixed rate of 8.8% with a possible, one-time rate decrease to either 8.55% or 8.05% depending on a final rating that may be obtained from a rating agency at our option by June 26, 2013.  The Notes mature in March 2020 with certain required amortization during the seven-year term. The terms of the Notes include certain covenants and events of default which we consider to be customary for transactions of this type. The proceeds from the Notes offering are expected to be used to fund a portion of the merger consideration related to our currently contemplated merger with BFC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officer and Directors

Information required by Item 10 regarding the Company’s executive officers is set forth under Item 1 of this Annual Report on Form 10-K and incorporated by reference into this Item 10. Set forth below are the names and ages of the Company’s directors as of March 14, 2013 as well as certain additional information for each director, including his principal occupation or employment for at least the previous five years.

Alan B. Levan, age 68, became a director of the Company in 2002. In May 2002, Mr. Levan was elected as Chairman of the Company’s Board of Directors. Since 1978, Mr. Levan has served as Chairman, Chief Executive Officer and President of BFC or its predecessors. Since 1994, Mr. Levan has been Chairman and Chief Executive Officer of BBX Capital Corporation (“BBX Capital”), and he served as Chairman of BankAtlantic, BBX Capital’s former banking subsidiary, from 1987 through July 2012 when BankAtlantic was sold to BB&T. Mr. Levan also served as director of Benihana Inc. (“Benihana”) from July 2009 to August 2012 when Benihana was acquired by Safflower Holdings Corp. In addition to its majority interest in the Company’s common stock, BFC also holds a controlling interest in BBX Capital and held a significant investment in Benihana until its sale in August 2012. Mr. Levan also served as Chairman of the Board and Chief Executive Officer of Woodbridge Holdings Corporation from 1985 until 2009 when it merged with BFC. The Board believes that Mr. Levan’s leadership and his extensive business experience gained from, among other things, his service as Chairman and Chief Executive Officer of publicly traded companies enhance the Board and contribute to the Company. The Board also believes that, as the Company’s Chairman for the previous eleven years, Mr. Levan has a thorough understanding of the Company’s business, affairs and prospects, which allows him to bring insight and perspective to the Board. In addition, the Board believes that Mr. Levan successfully interacts with management, including John M. Maloney, Jr., the Company’s Chief Executive Officer and President, which provides the Company with the appropriate foundation to pursue its strategic and operational objectives.

John E. Abdo, age 69, became a director of the Company in 2002. In May 2002, Mr. Abdo was elected as Vice Chairman of the Company’s Board of Directors. Mr. Abdo has served as Vice Chairman of BFC since 1993 and Vice Chairman of BBX Capital since 1994. He was also Vice Chairman of the Board of BankAtlantic and Chairman of its Executive Committee from April 1987 and October 1985, respectively, until the completion of the sale of BankAtlantic to BB&T during July 2012. Mr. Abdo is also President of Abdo Companies, Inc. He served as Vice Chairman of Woodbridge Holdings Corporation from 1985 until September 2009 when it merged with BFC and Vice Chairman of Benihana until its sale in August 2012. He is also a member of the Board of Directors of the Performing Arts Center Authority (“PACA”) and former President and current director and Chairman of the Finance Committee of the Broward Performing Arts Foundation. The Board believes that it benefits from the contributions that Mr. Abdo makes, and the perspective that Mr. Abdo adds, to the Board, many of which are the result of his knowledge of the Company’s business and affairs based on his service as Vice Chairman for the past eleven years, and his experience and knowledge regarding the real estate sector generally.

James R. Allmand, III, age 64, became a director of the Company in July 2011. Mr. Allmand has over thirty years of resort real estate and hospitality operations management experience in luxury resort hotels, marinas and master planned residential real estate, including over twenty-five years of regional multi-property responsibilities in Florida. Since 2008, he has served as Senior Vice President- Resort Operations and Real Estate of Global Resort Development, Inc., an international resort development consulting company. Prior to that time, he served as General Manager of, and provided consulting services to, Sandals Grande Antigua Resort & Spa from 2007 to 2008, Director of Advisory Services of IAG Florida Inc., a commercial, residential and hospitality development oriented company, from 2004 to 2007, and General Manager and Vice President of Hyatt Regency Pier Sixty-Six in Fort Lauderdale, Florida from 1993 to 2004. The Board believes that Mr. Allmand provides valuable insight and contributions to the Board as a result of his extensive experience in the real estate and hospitality industries.

Norman H. Becker, age 75, became a director of the Company in March 2003. Mr. Becker is currently, and has been for more than ten years, self-employed as a Certified Public Accountant. Mr. Becker was also the Chief Financial Officer and Treasurer of Proguard Acquisition Corp. as well as a member of its Board of Directors until his resignation from such positions during June 2012. Mr. Becker was also previously a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for more than ten years and he served as a director of Benihana until its sale in August 2012. The Board believes that Mr. Becker provides valuable insight to the Board based on his business, financial and accounting expertise and that his accounting and financial knowledge make him a valuable member of the Audit Committee.

Lawrence A. Cirillo, age 74, became a director of the Company in October 2003. Mr. Cirillo was Principal Partner and President of Atlantic Chartering, an oil tanker brokerage company, from 1979 until Atlantic Chartering merged with Seabrokers, Inc., a subsidiary of Clarkson, Ltd. Mr. Cirillo served as a Vice President of Seabrokers, Inc. until 2000. Since 2000, Mr. Cirillo has served as an oil tanker broker with Southport Maritime, Inc. The Board believes that it benefits from Mr. Cirillo’s business experience generally and within the sales industry in particular.

Mark A. Nerenhausen, age 58, became a director of the Company in October 2003. Since 2011, Mr. Nerenhausen has served as a professor and a director of the Syracuse University Janklaw Arts Leadership Program. In addition, since August 2010, Mr. Nerenhausen has been a Principal of ZSP Consulting. From March 2009 through July 2010, Mr. Nerenhausen served as President and Chief Executive Officer of the AT&T Performing Arts Center in Dallas, Texas. He previously served as President and Chief Executive Officer of PACA from 1998 through March 2009. The Board believes that it benefits from Mr. Nerenhausen’s leadership skills and business and management experience gained from his service in Principal, President and Chief Executive Officer positions, including the sales aspects of his positions.

Arnold Sevell, age 65, became a director of the Company in 2002. For more than fifteen years, Mr. Sevell has been the President of Sevell Realty Partners, Inc., a full-service commercial real estate firm, and its affiliated entities, Sevell Realty Holdings, LLC, Sevell Family Holdings, LLC and Sevell Residential Realty LLC. Mr. Sevell also serves as a member of the Planning and Zoning Board of Boca Raton, Florida. The Board believes that Mr. Sevell provides expertise and insight to the Board as a result of his knowledge of, and experience within, the real estate industry and his insight into real estate markets generally.

Orlando Sharpe, age 54, became a director of the Company in July 2011. Mr. Sharpe founded Sharpe Project Developments, Inc., a real estate development company, in 1990 and has served as its President since that time. From 1986 to 1990, he was employed with Arvida/JMP Partners, L.P., a residential real estate development company, where he managed the design, construction, development and property management for several office buildings, retail centers, hotels, restaurants, warehouses and mixed use commercial parks. Prior to that time, he was employed by the Weitz Co. General Contractors as a project manager on various commercial projects. His background also includes professional experience with a number of architectural and engineering firms. The Board believes that it benefits from Mr. Sharpe’s knowledge of the real estate industry generally and particularly with respect to real estate development and current trends in the industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that, during the year ended December 31, 2012, all filing requirements under Section 16(a) of the Exchange Act applicable to the Company’s officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

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

Audit Committee Members and Financial Expert

The Company’s Board of Directors has established an Audit Committee which consists of Norman H. Becker, Chairman, Lawrence A. Cirillo, Arnold Sevell, and Orlando Sharpe. The Company’s Board of Directors has determined that Mr. Becker is qualified as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and is “independent” within the meaning of applicable SEC rules and regulations relating to directors serving on audit committees and the listing standards of the NYSE.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information concerning compensation paid or accrued by the Company during the years ended December 31, 2012 and 2011 to or on behalf of the Company’s Chief Executive Officer and each of the next two highest paid executive officers of the Company during the year ended December 31, 2012 (collectively, the “Named Executive Officers”).

Name and Principle Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(3) ($)	Change In Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(4) ($)	Total ($)
John M. Maloney, Jr. President and Chief Executive	2012	$600,000	$1,125,000	(1)	$—	$—	$3,107,000	$—	$281,359	$5,113,359
Officer	2011	600,000	750,000	(1)	—	—	239,000	—	281,990	1,870,990

David L. Pontius, Senior Vice President and Chief Strategy Officer; President - Bluegreen	2012	475,000	—		—	—	1,745,500	—	129,600	2,350,100
Services (2)	2011	475,000	—		—	—	524,268	—	129,600	1,128,868

David A. Bidgood, Senior Vice President; President - Bluegreen Resorts Field Sales and	2012	400,000	—		—	—	1,792,385	—	440,161	2,632,546
Marketing	2011	400,000	—		—	—	698,250	—	125,921	1,224,171

(1)	Executives of the Company are eligible to receive bonuses at the discretion of the Compensation Committee based on a subjective evaluation of overall performance in areas outside those that are objectively measured from financial results. The bonus amounts for Mr. Maloney for 2012 and 2011 represent discretionary cash bonuses.

(2)	During April 2007, the Company entered into a letter agreement with Mr. Pontius relating to his employment with the Company. Under the terms of the letter agreement, the Company agreed to pay Mr. Pontius an annual base salary, subject to increases at the discretion of the Compensation Committee. Mr. Pontius’ annual base salary was $475,000 for 2011 and 2012. The letter agreement also provides for Mr. Pontius to receive certain benefits and to be eligible to receive a bonus of 100% to 150% of his base salary based upon the achievement of targeted financial performance objectives under the Company’s 2006 Performance-Based Annual Incentive Plan, as described below. Additional information regarding the letter agreement is set forth below under the heading “Potential Payments upon Termination or Change in Control.”

(3)	Represent amounts paid to, or accrued by the Company on behalf of, the Named Executive Officers under the Company’s 2006 Performance-Based Annual Incentive Plan and the Company’s 2011 Long Term Incentive Plan, as follows. Mr. Pontius earned bonuses of $444,268 and $712,500 during 2011 and 2012, respectively, based on the achievement during those years of the financial performance objectives under the 2006 Performance-Based Annual Incentive Plan related generally to Bluegreen Resorts’ and Bluegreen Services’ field operating profit. During 2011 and 2012, Mr. Bidgood earned bonuses of $618,250 and $759,385, respectively, based on the achievement during those years of the financial performance objectives under the 2006 Performance-Based Annual Incentive Plan related generally to timeshare sales and selling, general and administrative expenses (excluding corporate overhead and certain other items). Additionally, during 2011, Messrs. Maloney, Pontius and Bidgood received bonuses of $239,000, $80,000 and $80,000, respectively, and they are expected to receive bonuses for 2012 of $3,107,000, $1,033,000 and $1,033,000, respectively, in each case under the 2011 Long Term Incentive Plan based on the achievement during those years of performance objectives related to the Company’s EBITDA and available free cash (as calculated for purposes of the plan). See “2011 Long Term Incentive Plan” and “2006 Performance – Based Annual Incentive Plan” below for additional information regarding such plans.

(4)	Other compensation for 2011 and 2012 for Messrs. Maloney, Pontius and Bidgood includes cash payments of $271,688, $117,600 and $116,021, respectively, paid to them during each such year under the November 2011 agreements described below pursuant to which certain unvested restricted shares of the Company’s common stock previously granted to them were relinquished by them and cancelled. See “Modification of Restricted Share Awards” below for further information. Additionally, the amount for Mr. Bidgood for 2012 includes a cash payment of $314,000 which was made to him during May 2012 under an agreement entered into at that time between the Company and Mr. Bidgood. Pursuant to the agreement, a copy of which is filed as Exhibit 10.160 to this Annual Report on Form 10-K, options previously granted to Mr. Bidgood to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $3.45 per share were relinquished by Mr. Bidgood and canceled in exchange for a lump sum cash payment to Mr. Bidgood of $314,000. The options were granted to Mr. Bidgood during June 2002 under the Company’s 1995 Stock Incentive Plan and were previously scheduled to expire on June 25, 2012.

Modification of Restricted Share Awards

In November 2011, the Company entered into agreements with certain of its executive officers, including each of the Named Executive Officers, and other individuals holding unvested restricted shares of the Company’s common stock previously granted to them under the Company’s 2005 Stock Incentive Plan and 2008 Stock Incentive Plan. Under the terms of the agreements, the individuals agreed to relinquish certain unvested restricted shares of the Company’s common stock held by them in exchange for a cash payment, which was made in two equal installments during December 2011 and December 2012. The table below sets forth information with respect to the agreements entered into with the Named Executive Officers.

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

(1) These shares of restricted stock were previously subject to earlier vesting in the event of a transaction which resulted in a change-in-control of the Company, in which case a percentage (of up to 100%) of the shares would have vested depending on both the timing of the event and the price for a share of the Company’s common stock in the change-in-control transaction.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of December 31, 2012.

Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration
Name	Exercisable	Unexerciseable	($)	Date
John M. Maloney, Jr.	100,000 (1)	—	$5.84	10/9/2013
David L. Pontius	—	—	—	—
David A. Bidgood	—	—	—	—

(1)	Vested on October 9, 2008.

Pursuant to the terms of the Company’s currently proposed merger agreement with BFC, each option to acquire shares of the Company’s common stock that is outstanding at the effective time of the merger, whether exercisable or unexercisable, including those held by Mr. Maloney as set forth in the table above (which options were granted to him during 2003), will be canceled at the effective time of the merger in exchange for the holder’s right to receive, with respect to each share subject to the option, the $10.00 per share merger consideration less the exercise price of the option. The payment that Mr. Maloney will receive in respect of his options pursuant to the terms of the merger agreement (which is expected to be $416,000 based on the number of options held by him and the excess of the $10.00 per share merger consideration over the $5.84 per share exercise price of the options) is deemed to be compensation payable to Mr. Maloney in connection with the merger for purposes of Item 402(t) of Regulation S-K promulgated by the SEC. As previously described, such payment, which represents the only amount deemed compensation payable to Mr. Maloney in connection with the merger, was approved by the Company’s shareholders, on a non-binding advisory basis, at the special meeting of shareholders held on March 28, 2013. Neither of Messrs. Pontius or Bidgood is entitled to compensation in connection with the merger.

Potential Payments Upon Termination or Change in Control

During April 2007, the Company entered into a letter agreement with Mr. Pontius relating to his employment with the Company. In addition to setting forth his compensation as described in the “Summary Compensation Table” above, the letter agreement provides that, in the event of the Company’s termination of Mr. Pontius’ employment without cause (as defined in the letter agreement), Mr. Pontius will receive a severance payment in an amount equal to his then-current annual base salary ($475,000 at December 31, 2012) plus a pro-rated portion of the bonus payment that he would be entitled to receive based on the achievement of targeted financial performance objectives under the Company’s 2006 Performance-Based Annual Incentive Plan ($712,500 for the year ended December 31, 2012).

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

2011 Long Term Incentive Plan

The Company’s 2011 Long Term Incentive Plan is designed to provide certain members of senior management of the Company incentives that are based on the achievement of certain financial targets relating to the Company’s business and operations. The plan, which is administered by the Compensation Committee, is based on a point system, pursuant to which individuals selected by the Compensation Committee to participate in the plan (“Participants”) for each calendar year during the term of the plan (each, a “Performance Period”) will be allocated points representing fractional interests in award amounts payable under the plan. The aggregate award amount payable under the plan for each Performance Period will be based on the Company’s actual EBITDA as compared to its target EBITDA (in each case, as defined in the plan), but is earned and payable only to the extent of available free cash and other terms and conditions, all as further defined in the plan. Under the terms of the plan, Participants are also entitled to awards upon the occurrence of certain liquidity events, including, but not limited to, the sale of the Company or its businesses (each, a “Liquidity Event”), with the amount of such awards to be primarily based on the consideration received by the Company or its shareholders, as applicable, in connection with the Liquidity Event and the average EBITDA ratio described above for plan years prior to the Liquidity Event. Participants would not be entitled to any payments under the plan in connection with the currently proposed merger with BFC. The plan also includes a clawback requirement, pursuant to which the Company will be entitled to recover certain overpayments to Participants, and provisions prohibiting or requiring certain actions following a change-in-control of the Company. Subject to earlier expiration upon the occurrence of a Liquidity Event, the last annual Performance Period under the plan will be the year ending December 31, 2015. The terms and conditions of a Participant’s award under the plan during each Performance Period are evidenced by an award agreement setting forth the number of points allocated to the Participant for the Performance Period and containing non-solicitation and certain other restrictive covenants in favor of the Company.

The Company has accrued $3,107,000, $1,033,000 and $1,033,000 representing amounts expected to be paid under the plan to Messrs. Maloney, Pontius, and Bidgood, respectively based on the achievement of 2012 performance objectives related to the above-described EBITDA and available free cash criteria. These amounts, which have not been paid as of the date of this filing, are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. Payment of these amounts is subject to the conditions of the plan. Each of the Named Executive Officers is eligible to receive awards for the 2013 Performance Period but the range of those awards is not currently determinable.

2006 Performance-Based Annual Incentive Plan

The Company also has in place an annual incentive program known as the 2006 Performance-Based Annual Incentive Plan, which is a cash bonus plan that includes elements tied to the achievement of annual financial performance objectives. These objectives are established each year during the Company’s annual budget process. The amount of each executive officer’s cash bonus opportunity under the plan varies based upon the impact that he or she has on the overall financial performance of the Company. Each executive officer’s bonus is intended to take into account corporate and individual components, which are weighted according to the executive officer’s responsibilities.

During 2012, Mr. Pontius earned a bonus of $712,500 under the plan based on the achievement during the year of the financial performance objectives related generally to Bluegreen Resorts’ and Bluegreen Services’ field operating profit. Mr. Bidgood earned a bonus of $759,385 under the plan for 2012 based on the achievement of the financial performance objectives related generally to timeshare sales and selling, general and administrative expenses (excluding corporate overhead and certain other items). These amounts are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.

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

The Company currently compensates its non-employee directors through cash fees. Other than Alan B. Levan and John E. Abdo, each non-employee director currently earns $70,000 annually for his service on the Board of Directors. In 2012, each of Messrs. Levan and Abdo received cash compensation of $100 for their service on the Board, and Mr. Abdo also received $7,070 of benefits. In addition, during 2008, each of Messrs. Levan and Abdo received, in consideration for his service as Chairman and Vice Chairman, respectively, (i) options to purchase 50,000 shares of the Company’s common stock at an exercise price of $9.31 per share, (ii) options to purchase an additional 71,000 shares of the Company’s common stock at an exercise price of $7.50 per share and (iii) 71,000 shares of restricted stock. Each of the awards granted to Messrs. Levan and Abdo during 2008 is scheduled to vest in May 2013; provided, however, that in the event of a transaction which results in a change in control of the Company, a percentage (of up to 100%) of the options and shares of restricted stock described in clauses (ii) and (iii) above, respectively, will vest depending on both the date of the change in control and the actual price for a share of the Company’s common stock in the transaction which results in the change-in-control. As previously described, pursuant to the terms of the Company’s currently proposed merger agreement with BFC, each option to acquire shares of the Company’s common stock that is outstanding at the effective time of the merger, whether exercisable or unexercisable, will be canceled in exchange for the holder’s right to receive, with respect to each share subject to the option, the $10.00 per share merger consideration less the exercise price of the option. In addition, each restricted stock award outstanding at the effective time of the merger will convert into the right to receive, with respect to each share subject to the award, the $10.00 per share merger consideration.

In addition to compensation paid to its directors for their service on the Board generally, the Company currently compensates its directors for their services on the committees of the Board as follows. Members of the Audit Committee, other than its Chairman, receive $10,000 in cash annually. The Chairman of the Audit Committee receives $15,000 in cash annually. The Chairmen of the Nominating and Corporate Governance Committee and the Compensation Committee each receive $3,500 in cash annually. Other members of the Nominating and Corporate Governance Committee and the Compensation Committee do not currently receive additional compensation for their service on those committees. In addition, during 2011, a special committee comprised of the disinterested members of the Board of Directors was formed to explore, negotiate the terms of and take other actions with respect to potential strategic transactions between the Company and BFC. Norman H. Becker, Lawrence A. Cirillo, Arnold Sevell, James R. Allmand, III and Orlando Sharpe served on the special committee, with Mr. Sevell being selected to serve as Chairman of the special committee. In addition, Mark Nerenhausen served as a non-voting member of the special committee. Mr. Sevell received $25,000 for serving as Chairman of the special committee. Each of the other members of the special committee received $15,000. In addition, each member of the special committee, including Mr. Sevell, received $1,000 for each meeting of the special committee which he attended in person or via teleconference. Except as described above, directors do not receive additional compensation for attendance at Board of Directors’ meetings or meetings of committees on which they serve.

Director Compensation Table - 2012

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or on behalf of its non-employee directors for the year ended December 31, 2012 for their Board and committee service during the year.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alan B. Levan	$100	$—	$—	$—	$—	$—	$100
John E. Abdo	100	—	—	—	—	7,070	7,170
Norman H. Becker	111,000	—	—	—	—	—	111,000
Lawrence A. Cirillo	106,000	—	—	—	—	—	106,000
James R. Allmand III	98,500	—	—	—	—	—	98,500
Orlando Sharpe	104,000	—	—	—	—	—	104,000
Mark A. Nerenhausen	96,000	—	—	—	—	—	96,000
Arnold Sevell	119,500	—	—	—	—	—	119,500

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders and Security Ownership of Management

The following table sets forth, as of March 1, 2013, certain information as to persons owning in excess of 5% of the outstanding shares of the Company’s common stock. In addition, the following table includes the outstanding securities beneficially owned by (i) the Company’s directors as of March 1, 2013, (ii) each of the Named Executive Officers and (iii) the Company’s directors and executive officers as of March 1, 2013 as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s Common Stock as of March 1, 2013. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock: (i) over which he or she has or shares, directly or indirectly, voting or investment power; or (ii) of which he or she has the right to acquire beneficial ownership at any time within 60 days after March 1, 2013. As used herein, “voting power” is the power to vote, or direct the voting of, shares and “investment power” includes the power to dispose, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

Name	Common Stock		Options Exerciseable within 60 days	Total Shares Beneficially Owned	Percent of Shares Outstanding(1)
BFC Financial Corporation (2) 401 East Las Olas Boulevard, Suite 800 Ft. Lauderdale, FL 33301	16,922,953	(3)	—	16,922,953	53.4%
John E. Abdo(2)	16,922,953		150,000	17,072,953	53.6%
Alan B. Levan(2)	16,923,053		150,000	17,073,053	53.6%
James R. Allmand, III	—		—	—	*
Norman H. Becker	39,940		11,010	50,950	*
Lawrence A. Cirillo	100		77,712	77,812	*
Mark A. Nerenhausen	32,384		24,499	56,883	*
Orlando Sharpe	—		—	—	*
Arnold Sevell	6,000		76,748	82,748	*
John M. Maloney, Jr.	20,000		100,000	120,000	*
David L. Pontius	—		—	—	*
David A. Bidgood	—		—	—	*
All directors and executive officers as of March 1, 2013 as a group (13 persons)	17,049,162	(5)	589,969	17,639,131	54.6%
Dimensional Fund Advisors Inc. (4) 1299 Ocean Avenue, Santa Monica, CA 90401	2,702,700		—	2,702,700	8.5%

* Less than 1%.

(1)	In accordance with applicable SEC rules and regulations, the denominator used to calculate the percent of shares outstanding includes shares which may be acquired by the applicable shareholder or group upon the exercise of stock options that are exercisable within 60 days, plus 31,701,552 shares outstanding on March 1, 2013.
(2)	BFC may be deemed to beneficially own the 16,922,953 shares which are held directly by its wholly-owned subsidiary, Woodbridge Holdings, LLC. Messrs. Levan and Abdo may be deemed to control BFC, and therefore the shares beneficially owned by BFC may also be deemed to be beneficially owned by Messrs. Levan and Abdo (as reported in a Form 4 filed with the SEC on November 17, 2009 for Messrs. Levan and Abdo).
(3)	Pursuant to BFC’s Amended and Restated Articles of Incorporation, as amended on April 4, 2012, in the event that BFC defaults on its dividend or mandatory redemption obligations with respect to its 5% Cumulative Preferred Stock, the holders of BFC’s 5% Cumulative Preferred Stock will, subject to certain limitations, be entitled to receive from BFC shares of the Company’s common stock having, in the aggregate, a “fair market value” equal to the amount of the dividend or redemption payment, as the case may be, to the extent not timely paid by BFC.
(4)	As reported in a Schedule 13G/A filed with the SEC on February 11, 2013, Dimensional Fund Advisors LP, subject to the following qualifications, has sole voting power over 2,649,000 of such shares and sole dispositive power over all 2,702,700 of such shares. In that Schedule 13G/A, Dimensional Fund Advisors LP disclosed that: (i) it furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”); (ii) in certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds; (iii) in its role as investment adviser, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or any of its subsidiaries possess voting and/or investment power over the shares that are owned by the Funds; (iv) all 2,702,700 shares reported in the Schedule 13G/A are owned by the Funds; and (v) Dimensional Fund Advisors LP and its subsidiaries disclaim beneficial ownership of all such shares.
(5)	Includes 2,685 shares held by an executive officer’s wife (who is also an employee of the Company).

Equity Compensation Plan Information

Information required by Item 12 with respect to the Company’s equity compensation plans is set forth under Item 5 of this Annual Report on Form 10-K and incorporated by reference into this Item 12.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

BFC, indirectly through its Woodbridge subsidiary, owns approximately 16.9 million shares, or approximately 53% of the Company’s outstanding common stock. Alan B. Levan, Chairman of the Company and Chairman, Chief Executive Officer and President of BFC, and John E. Abdo, Vice Chairman of the Company and BFC, collectively may be deemed to beneficially own shares of BFC’s Class A Common Stock and Class B Common Stock representing approximately 71% of BFC’s total voting power.

As previously described, on November 11, 2011, the Company entered into a merger agreement with BFC which provided for the Company to merge with and into, and become, a wholly owned subsidiary of BFC, and for the Company’s shareholders (other than BFC and Woodbridge, and shareholders who exercised appraisal rights in accordance with Massachusetts law) to receive eight shares of BFC’s Class A Common Stock for each share of the Company’s common stock that they held at the effective time of the merger. Due to the inability to satisfy all required conditions to closing the merger, specifically the listing of BFC’s Class A Common Stock on a national securities exchange, effective November 14, 2012, the Company and BFC agreed to terminate the merger agreement and entered into the new merger agreement described below.

On November 14, 2012, the Company entered into a new merger agreement with BFC and Woodbridge which provides for Woodbridge to acquire the Company in a cash merger pursuant to which the Company would become a wholly owned subsidiary of Woodbridge and the Company’s shareholders (other than BFC and Woodbridge, and shareholders who exercise appraisal rights in accordance with Massachusetts law) would be entitled to receive $10.00 in cash for each share of the Company’s common stock that they hold at the effective time of the merger. If the merger is consummated, the Company’s common stock will no longer be listed for trading on the NYSE and will be deregistered under the Exchange Act. There is no assurance that the currently proposed merger will be consummated on the contemplated terms, or at all. In light of the relationships between BFC and Messrs. Levan and Abdo with the Company, both the previously proposed and currently proposed merger agreements with BFC were approved by a special committee comprised of the Company’s independent directors as well as the Company’s full Board of Directors. See the “Overview” section of “Item 1 – Business” of this Annual Report on Form 10-K for additional information regarding the previously proposed and currently proposed transactions with BFC.

The Company paid or reimbursed BFC or its affiliated entities approximately $1.2 million and $1.3 million during 2011 and 2012, respectively, for management advisory, risk management, administrative and other management services. Included in these payments, among other things, was approximately $0.5 million and $0.4 million which the Company reimbursed to BFC for 2011 and 2012, respectively, pursuant to the Company’s previous agreement with BFC relating to the maintenance of separate independent registered public accounting firms. This arrangement was terminated during October 2012 in connection with the Company’s previously disclosed decision to change independent registered public accounting firms from Ernst & Young LLP to PricewaterhouseCoopers LLP, which also serves as BFC’s independent registered public accounting firm.

BFC held a significant investment in Benihana until August 2012, when Benihana was sold, and Alan B. Levan and John E. Abdo served on Benihana’s Board of Directors until that time. Norman H. Becker, a member of the Company’s Board of Directors, also served as a director of Benihana until its sale in August 2012. In 2009, the Company entered into a land lease with Benihana, which constructed and operates a restaurant at one of the Company’s resort properties. Under the terms of the lease, the Company received payments from Benihana of approximately $0.1 million during each of 2011 and 2012.

J. Larry Rutherford, who served as a member of the Company’s Board of Directors until April 30, 2011, is the President and Chief Executive Officer of Southstar Development Partners, Inc. As previously described, on May 4, 2012, the Company sold substantially all of the assets that comprised Bluegreen Communities, the Company’s former residential communities business to Southstar for a purchase price of $29.0 million in cash. This transaction was consummated pursuant to a Purchase and Sale Agreement, dated October 12, 2011 (as subsequently amended), between seven of the Company’s subsidiaries and Southstar. Southstar also agreed to pay an amount equal to 20% of the net proceeds (as calculated in accordance with the terms of the agreement) of its sale, if any, of two specified parcels of real estate purchased by Southstar under the agreement. Certain assets, including primarily Bluegreen Communities’ notes receivable portfolio, were excluded from the transaction and retained by the Company.

Director Independence

The Company’s Board of Directors has affirmatively determined that James R. Allmand, III, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell, and Orlando Sharpe, who together comprise a majority of the members of the Board of Directors, are “independent” under the listing standards of the NYSE. In determining Mr. Becker’s independence, the Board specifically considered the fact that he served on the Board of Directors of Benihana with Alan B. Levan and John E. Abdo until August 2012 when Benihana was acquired by Safflower Holdings Corp. As previously described, Messrs. Levan and Abdo serve as Chairman, Chief Executive Officer and President of BFC and Vice Chairman of BFC, respectively, and BFC currently beneficially owns shares of our common stock representing approximately 53% of the issued and outstanding shares of such stock. BFC also held a significant investment in Benihana until its sale in August 2012. In determining Mr. Nerenhausen’s independence, the Board specifically considered that he served as President and Chief Executive Officer of the Performing Arts Center Authority (PACA) until March 2009, and Mr. Abdo is a member of the Board of Directors of PACA.

Item 14.   Principal Accounting Fees and Services.

The following table presents fees billed for professional services rendered by Ernst & Young LLP (“E&Y”), the Company’s independent registered public accounting firm for the year ended December 31, 2011, and PricewaterhouseCoopers LLP (“PwC”), which effective October 17, 2012 was engaged to serve as the Company’s independent registered public accounting firm for the year ended December 31, 2012. The fees set forth below include those related to the audit of the Company’s annual financial statements and fees billed for audit-related services, tax services and all other services rendered by E&Y and PwC for 2011 and 2012.

	Year Ended December 31,
	2011	2012
Audit fees (1)	1,206,264	1,112,773
Audit-related fees (2)	199,952	298,776
Tax fees (3)	83,685	41,751
Other (4)	1,995	1,995

(1)	The 2011 and 2012 fees relate to the audit of the Company’s consolidated financial statements, assessments of the Company’s internal control over financial reporting, quarterly reviews of the Company’s interim financial statements and accounting consultations on matters addressed during the audit or interim reviews. Such fees also include amounts related to registration statement filings.

(2)	The 2011 and 2012 fees include $71,450 and $95,000, respectively, for the financial statement audit of one of the Company’s subsidiaries. The balance of the 2011 and 2012 fees relate primarily to the audit of the Bluegreen Corporation Retirement Savings Plan and agreed-upon procedures during those years related to annual procedures in connection with the Company’s servicing of notes receivable portfolios. Additionally, the 2012 amounts also include fees for post-report review procedures in connection with the required filings relating to the pending merger with BFC.

(3)	The 2011 and 2012 fees include fees for reviewing the Company’s federal income tax returns and certain of its state income tax returns.

(4)	The 2011 and 2012 fees represent the cost of an online accounting research subscription.

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

All audit-related services, tax services and other services during 2011 and 2012 were pre-approved by the Audit Committee, which concluded that the provision of such services by E&Y or PwC, as applicable, was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

In addition to the amounts included in the table above, (i) the Company reimbursed BFC $416,394 for 2011 fees which BFC paid to PwC in connection with certain reviews and procedures performed by PwC at the Company as part of PwC’s annual audit of BFC’s consolidated financial statements and (ii) the Company incurred $103,361 for certain services performed by E&Y subsequent to October 17, 2012, the date on which PwC was appointed to serve as the Company’s independent registered public accounting firm. The Company’s reimbursement arrangement with BFC related to PwC’s services was terminated in connection with the Company’s engagement of PwC as its independent registered public accounting firm.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (a)(1) List of Financial Statements and Schedules.

1.	The following financial statements and notes thereto and the report of our independent registered public accounting firm relating thereto, are included in Item 8.

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2012.

Consolidated Statements of Operations for the years ended December 31, 2010, 2011 and 2012.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2011 and 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2011 and 2012.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

2.	All financial statement schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the financial statements or related notes.

(a)(3) List of Exhibits.

The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index which appears at pages 116 through 127 hereof and are incorporated herein by reference.

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

BLUEGREEN CORPORATION
(Registrant)

Date:	April 1, 2013	By: /S/ JOHN M. MALONEY, JR.
John M. Maloney, Jr.,
President and Chief Executive Officer

Date:	April 1, 2013	By: /S/ ANTHONY M. PULEO
Anthony M. Puleo,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	April 1, 2013	By: /S/ RAYMOND S. LOPEZ
Raymond S. Lopez,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of April, 2013.

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

2.1

Agreement and Plan of Merger, dated as of November 14, 2012, by and among BFC Financial Corporation, Woodbridge Holdings, LLC, BXG Florida Corporation and Bluegreen Corporation (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on November 15, 2012).

3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended April 2, 1989).
3.2	Articles of Amendment to Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended March, 31, 1996).
3.3	Articles of Amendment to Restated Articles of Organization (incorporated by reference to Exhibit A of Exhibit 4.1 to Current Report on Form 8-K filed on August 2, 2006).
3.4	Articles of Amendment to Restated Articles of Organization (incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed on October 16, 2009).
3.5	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2005).
3.6	First Amendment to Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on September 25, 2007).
3.7	Second Amendment to Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on November 18, 2010).
3.8	Form of Second Amended and Restated Bylaws (incorporated by reference to Annex E to Definitive Proxy Statement on Schedule 14A filed on February 21, 2013).
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

117

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

10.14*	Bluegreen Corporation’s 1998 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.131 to Annual Report on Form 10-K for the year ended March 29, 1998).
10.15*	Bluegreen Corporation’s 1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.79 to Annual Report on Form 10-K for the year ended March 29, 1998).
10.16*	Bluegreen Corporation’s 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.201 to Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.17*	Bluegreen Corporation’s 2006 Performance-Based Annual Incentive Plan (incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed on June 27, 2011).
10.18*	Bluegreen Corporation’s 2008 Stock Incentive Plan, as amended (incorporated by reference to Appendix B to Definitive Proxy Statement on Schedule 14A filed on October 16, 2009).
10.19*	Bluegreen Corporation’s Retirement Savings Plan (incorporated by reference to Exhibit 10.81 to Annual Report on Form 10-K for the year ended March 31, 2002).
10.20*

Mandatory Distribution Amendment to Bluegreen Corporation’s Retirement Savings Plan dated as of March 28, 2005 (incorporated by reference to Exhibit 10.82 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.21*	Amendment to Bluegreen Corporation’s Retirement Savings Plan (incorporated by reference to Exhibit 10.90 to Quarterly Report on Form 10-Q for the period ended June 30, 2008).
10.22*	Clerk’s Certificate dated April 28, 2008 approving the 401(K) Match Increase for Bluegreen Corporation’s Retirement Savings Plan.
10.23*	Bluegreen Corporation 2011 Long Term Incentive Plan, dated October 26, 2011 (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on November 1, 2011).
10.24*

Form of Bluegreen Corporation 2011 Long Term Incentive Plan Award Agreement, dated October 26, 2011 (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on November 1, 2011).

10.25

Loan and Security Agreement, dated April 16, 2007 among Bluegreen/Big Cedar Vacations, LLC as borrower and General Electric Capital Corporation as Lender (incorporated by reference to Exhibit 10.87 to Quarterly Report on Form 10-Q for the period ended March 31, 2007).

118

10.26

Revolving Promissory Note, dated April 16, 2007 from Bluegreen/Big Cedar Vacations, LLC as borrower to General Electric Capital Corporation as Lender (incorporated by reference to Exhibit 10.88 to Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.27*

Employment Agreement between George F. Donovan and Bluegreen Corporation dated December 31, 2006 (incorporated by reference to Exhibit 10.135 to Annual Report on Form 10-K for the year ended December 31, 2006).

10.28 *	Employment Letter Agreement, dated April 25, 2007, by and between Bluegreen Corporation and David L. Pontius (incorporated by reference to Exhibit 10.150 to Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.29

Sale and Servicing Agreement among BXG Receivables Owner Trust 2004-A, Bluegreen Receivables Finance Corporation VII, the Registrant, Concord Servicing Corporation, Vacation Trust, Inc., U.S. Bank National Association and General Electric Capital Corporation, dated as of August 3, 2004 (incorporated by reference to exhibit 10.106 to Quarterly Report on Form 10-Q dated June 30,2004).

10.30

Indenture between BXG Receivables Owner Trust 2004-A and U.S. Bank National Association, dated as of August 3, 2004 (incorporated by reference to exhibit 10.108 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.31

BXG Receivables Owner Trust 2004-A Definitions Annex, Definitions and Interpretations, dated as of August 3, 2004 (incorporated by reference to exhibit 10.109 to Quarterly Report on Form 10-Q dated June 30, 2004).

10.32

BXG Receivables Owner Trust 2006-A Definition Annex, Definitions and Interpretations, dated as of March 13, 2006 (incorporated by reference to Exhibit 10.180 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.33

Indenture between BXG Receivables Owner Trust 2006-A and U.S. Bank National Association, dated as of March 13, 2006 (incorporated by reference to Exhibit 10.182 to Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.34

Receivables Note Trust 2007-A, Standard Definitions, dated as of September 15, 2007 (incorporated by reference to Exhibit 10.184 to Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.35

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

10.36

Sale Agreement by and among BRF Corporation 2007-A as Depositor and BXG Receivables Note Trust 2007-A as Issuer dated September 15, 2007 (incorporated by reference to Exhibit 10.186 to Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.37

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller, and BRF Corporation 2007-A as Depositor, dated September 15, 2007 (incorporated by reference to Exhibit 10.187 to Quarterly Report on Form 10-Q for the period ended September 30, 2007).

119

10.38

Purchase and Contribution Agreement by and among Bluegreen Corporation and BRF Corporation 2007-A, dated September 15, 2007 (incorporated by reference to Exhibit 10.188 to Quarterly Report on Form 10-Q for the period ended September 30, 2007).

10.39

BXG Receivables Note Trust 2006-B, Standard Definitions, dated as of September 15, 2006 (incorporated by reference to Exhibit 10.185 to Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.40

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

10.41

Sale Agreement by and among Bluegreen Receivables Finance Corporation XII as Depositor and BXG Receivables Note Trust 2006-B as Issuer dated September 15, 2006 (incorporated by reference to Exhibit 10.187 to Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.42

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller, and Bluegreen Receivables Finance Corporation XII as Depositor, dated September 15, 2006 (incorporated by reference to Exhibit 10.188 to Quarterly Report on Form 10-Q for the period September 30, 2006).

10.43

Purchase and Contribution Agreement by and among Bluegreen Corporation and Bluegreen Receivables Finance Corporation XII, dated September 15, 2006 (incorporated by reference to Exhibit 10.189 to Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.44

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

10.45

Sale Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BXG Legacy 2010 LLC as Issuer dated August 1, 2010 (incorporated by reference to Exhibit 10.200 to Current Report on Form 8-K filed on September 7, 2010).

10.46	BXG Receivable Note Trust 2010-A, Standard Definitions, dated as of November 15, 2010 (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on December 21, 2010).
10.47

Indenture between BXG Receivable Note Trust 2010-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association as Indenture Trustee, Paying Agent and Custodian, dated November 15, 2010 (incorporated by reference to Exhibit 10.101 to Current Report on Form 8-K filed on December 21, 2010).

10.48

Sale Agreement by and among BRFC 2010-A LLC as Depositor and BXG Note Trust 2010-A as Issuer dated November 15, 2010 (incorporated by reference to Exhibit 10.102 to Current Report on Form 8-K filed on December 21, 2010).

120

10.49

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2010-A LLC as Depositor, dated November 15, 2010 (incorporated by reference to Exhibit 10.103 to Current Report on Form 8-K filed on December 21, 2010).

10.50

Purchase and Contribution Agreement by and among Bluegreen Corporation as Seller and BRFC 2010-A LLC as Depositor, dated November 15, 2010 (incorporated by reference to Exhibit 10.104 to Current Report on Form 8-K filed on December 21, 2010).

10.51	BXG Receivables Note Trust 2008-A, Standard Definitions, dated as of March 15, 2008 (incorporated by reference to Exhibit 10.195 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).
10.52

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

10.53

Sale Agreement dated March 15, 2008, by and among BRFC 2008-A LLC as Depositor and BXG Receivables Note Trust 2008-A as Issuer (incorporated by reference to Exhibit 10.197 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.54

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2008-A LLC as Depositor, dated March 15, 2008 (incorporated by reference to Exhibit 10.198 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.55

Purchase and Contribution Agreement by and among Bluegreen Corporation and BRFC 2008-A LLC, dated March 15, 2008 (incorporated by reference to Exhibit 10.199 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.56

Purchase and Contribution Agreement, dated as of May 1, 2006 by and among Bluegreen Corporation as Seller and Bluegreen Timeshare Finance Corporation I as Depositor (incorporated by reference to Exhibit 10.211 to Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.57

Sale Agreement dated May 1, 2006, by and among Bluegreen Timeshare Finance Corporation I as Depositor and BXG Timeshare Trust I as Issuer (incorporated by reference to Exhibit 10.213 to Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.58	Omnibus Amendment No. 4 dated as of June 30, 2009 (incorporated by reference to Exhibit 10.207 to Annual Report on Form 10-K for the year ended December 31, 2009).
10.59

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

10.60

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

121

10.61

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

10.62

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

10.63

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

10.64

Amendment No. 4 to Trust Agreement, dated as of October 1, 2011, by and among Bluegreen Timeshare Finance Corporation I, as Depositor and Residual Interest Holder, GSS Holdings, Inc., as Trust Owner, and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 10.104 to Current Report on Form 8-K filed on October 19, 2011).

10.65

Amended, Restated and Consolidated Loan Agreement, dated April 30, 2010, by and between Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A., and Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., and Bluegreen Louisiana, LLC (incorporated by reference to Exhibit 10.100 to Quarterly Report on Form 10-Q for the period ended March 31, 2010).

10.66

Loan and Security Agreement, dated September 30, 2010, by and between National Bank of Arizona as lender and Bluegreen/Big Cedar Vacations, LLC, as borrower (incorporated by reference to Exhibit 10.100 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.67	Amendment No. 1 to Loan and Security Agreement, dated May 31, 2011, by and between National Bank of Arizona, as lender, and Bluegreen/Big Cedar Vacations, LLC, as borrower.
10.68	Guarantor Consent and Ratification and Confirmation of Guaranty Agreement, dated May 31, 2011, by Bluegreen Corporation as guarantor, in favor of National Bank of Arizona.
10.69

Promissory Note, dated September 30, 2010, for $20,000,000 by Bluegreen/Big Cedar Vacations, LLC in favor of National Bank of Arizona (incorporated by reference to Exhibit 10.101 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.70

Full Guaranty, dated September 30, 2010, by Bluegreen Corporation as guarantor, in favor of National Bank of Arizona as lender (incorporated by reference to Exhibit 10.102 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

122

10.71

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

10.72

Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of December 31, 2007 (incorporated by reference to Exhibit 10.301 to Annual Report on Form 10-K for the year ended December 31, 2007).

10.73

First Amendment to Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of October 1, 2010 (incorporated by reference to Exhibit 10.105 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.74

Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen Corporation and affiliates, dated as of December 31, 2007 (incorporated by reference to Exhibit 10.302 to Annual Report on Form 10-K for the year ended December 31, 2007).

10.75

First Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of June 26, 2010 (incorporated by reference to Exhibit 10.103 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.76

Second Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of October 1, 2010 (incorporated by reference to Exhibit 10.104 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.77

Amended and Restated Administrative Services Agreement dated as of December 31, 2006 by and among Bluegreen/Big Cedar Vacations, LLC, Bluegreen Vacations Unlimited, Inc. and Big Cedar LLC (incorporated by reference to Exhibit 10.303 to Annual Report on Form 10-K for the year ended December 31, 2007).

10.78

First Amendment to Amended and Restated Administrative Services Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of October 1, 2010 (incorporated by reference to Exhibit 10.107 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.79

Amended and Restated Servicing Agreement dated as of December 31, 2006 by and among Bluegreen Corporation, Bluegreen/Big Cedar Vacations, LLC and Big Cedar LLC (incorporated by reference to Exhibit 10.304 to Annual Report on Form 10-K for the year ended December 31, 2007).

10.80

Contribution Agreement dated as of June 16, 2000 by and between Bluegreen Vacations Unlimited, Inc. and Big Cedar LLC (incorporated by reference to Exhibit 10.204 to Quarterly Report on Form 10-Q for the period ended July 2, 2000).

10.81

First Amendment to Amended and Restated Servicing Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of October 1, 2010 (incorporated by reference to Exhibit 10.106 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.82

First Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of June 26, 2010 (incorporated by reference to Exhibit 10.103 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

123

10.83

Second Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of October 1, 2010 (incorporated by reference to Exhibit 10.104 to Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.84

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

10.85	BRFC – Q 2010 LLC, Standard Definitions, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.101 to Current Report on Form 8-K filed on December 29, 2010).
10.86

Purchase and Contribution Agreement by and among Bluegreen Corporation and BRFC – Q 2010 LLC, dated December 22, 2010 (incorporated by reference to Exhibit 10.102 to Current Report on Form 8-K filed on December 29, 2010).

10.87

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

10.88	BBCV Receivables – Q 2010 LLC, Standard Definitions, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.104 to Current Report on Form 8-K filed on December 29, 2010).
10.89

Purchase and Contribution Agreement by and among Bluegreen/Big Cedar Vacations, LLC and BBCV Receivables – Q 2010 LLC, dated December 22, 2010 (incorporated by reference to Exhibit 10.105 to Current Report on Form 8-K filed on December 29, 2010).

10.90

Loan and Security Agreement by and among Bluegreen Corporation, as Borrower, and CapitalSource Bank, as Agent and a Lender, dated September 20, 2011 (incorporated by reference to exhibit 10.100 to Current Report on Form 8-K filed with the SEC on September 26, 2011).

10.91	CapitalSource Bank Promissory Note, dated September 20, 2011 (incorporated by reference to exhibit 10.101 to Current Report on Form 8-K filed with the SEC on September 26, 2011).
10.92*

First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and John M. Maloney, Jr. (July 20, 2005 Grant Pursuant to the 2005 Stock Incentive Plan).

10.93*

First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and John M. Maloney, Jr. (July 19, 2006 Grant Pursuant to the 2005 Stock Incentive Plan).

10.94*

First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and John M. Maloney, Jr. (May 21, 2008 Grant Pursuant to the 2008 Stock Incentive Plan).

124

10.95*	First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and David Bidgood (July 20, 2005 Grant Pursuant to the 2005 Stock Incentive Plan).
10.96*	First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and David Bidgood (July 19, 2006 Grant Pursuant to the 2005 Stock Incentive Plan).
10.97*	First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and David Bidgood (May 21, 2008 Grant Pursuant to the 2008 Stock Incentive Plan).
10.98*	First Amendment to Incentive Stock Option Agreement, dated November 11, 2011, by and between Bluegreen Corporation and David L. Pontius (May 21, 2008 Grant Pursuant to the 2008 Stock Incentive Plan).
10.99*	Bluegreen Corporation Bonus Agreement, dated as of November 11, 2011, between Bluegreen Corporation and John. M. Maloney, Jr.
10.100*	Bluegreen Corporation Bonus Agreement, dated as of November 11, 2011, between Bluegreen Corporation and David Bidgood.
10.101*	Bluegreen Corporation Bonus Agreement, dated as of November 11, 2011, between Bluegreen Corporation and David L. Pontius.
10.102

First Commitment Amendment to Loan Sale and Servicing Agreement, effective as of March 27, 2012, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer.

10.103	Commitment Purchase Period Terms Letter; Terms Governing Sale of Timeshare Loans, effective as of March 27, 2012, by BBCV Receivables-Q 2010 LLC as seller to Quorum Federal Credit Union as buyer.

10.104

First Commitment Amendment to Loan Sale and Servicing Agreement, effective as of March 27, 2012, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer.

10.105	Commitment Purchase Period Terms Letter; Terms Governing Sale of Timeshare Loans, effective as of March 27, 2012, by BRFC-Q 2010 LLC as seller to Quorum Federal Credit Union as buyer.
10.106	BXG Receivables Note Trust 2012-A, Standard Definitions (incorporated by reference to exhibit 10.100 to Current Report on Form 8-K filed with the SEC on September 14, 2012.
10.107

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

125

10.108

Sale Agreement by and among BRFC 2012-A LLC as Depositor and BXG Receivables Note Trust 2012-A as Issuer dated as of August 15, 2012 (incorporated by reference to exhibit 10.102 to Current Report on Form 8-K filed with the SEC on September 14, 2012).

10.109

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012 (incorporated by reference to exhibit 10.103 to Current Report on Form 8-K filed with the SEC on September 14, 2012).

10.110

Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012 (incorporated by reference to exhibit 10.104 to Current Report on Form 8-K filed with the SEC on September 14, 2012).

10.111

Amended and Restated Loan Agreement, dated as of December 11, 2012, by and among Bluegreen Corporation, the Borrower, Liberty Bank, the Lenders, and Liberty Bank, the Administrative and Collateral Agent (incorporated by reference to exhibit 10.100 to Current Report on Form 8-K filed with the SEC on December 17, 2012).

10.112

Fifth Amended and Restated Indenture, Standard Definitions, dated as of December 1, 2012, among BXG Timeshare Trust I, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as backup servicer, U.S. Bank National Association, as Indenture Trustee, Paying Agent, and Custodian and Branch Banking and Trust Company, as Agent (incorporated by reference to exhibit 10.101 to Current Report on Form 8-K filed with the SEC on December 31, 2012).

10.113

Omnibus Amendment No. 11, dated as of December 31, 2012, by and among, BXG Timeshare Trust I, as Issuer, Bluegreen Timeshare Finance Corporation I, as Depositor, Bluegreen Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as Backup Servicer, U.S. Bank National Association as Custodian and as Indenture Trustee, and Branch Banking and Trust Company, as Agent and U.S. Bank National Association, as Paying Agent, the Required Purchasers, GSS Holdings, Inc., as Trust Owner, and Wilmington Trust Company, as Owner Trustee (incorporated by reference to exhibit 10.103 to Current Report on Form 8-K filed with the SEC on December 31, 2012).

10.114*

Bonus Agreement, dated as of May 9, 2012, between Bluegreen Corporation and David Bidgood (incorporated by reference to exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012).

21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young, LLP)
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers, LLP)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

126

**101.NS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensation plan or arrangement

** Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

127