Form 10-K
period 2017-12-31
BLUEGREEN VACATIONS CORP
filed 2018-03-07
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-19292

BLUEGREEN VACATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Florida	03-0300793
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4960 Conference Way North, Suite 100, Boca Raton, Florida 33431

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (561) 912-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

The initial public offering of the registrant’s common stock was consummated on November 17, 2017. Prior to that time, the registrant’s common stock was not publicly traded and was held solely by a wholly owned subsidiary of BBX Capital Corporation.  Accordingly, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was zero.

As of March 1, 2018, there were  74,734,455 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLUEGREEN VACATIONS CORPORATION

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2017

EXPLANATORY NOTE

The initial public offering of our common stock was consummated on November 17, 2017.  In the initial public offering, we sold 3,736,723 shares of our common stock at the public offering price of $14.00 per share, less underwriting discounts and commissions, and BBX Capital Corporation (NYSE: BBX) (“BBX Capital”), our sole shareholder prior to the initial public offering, sold, as selling shareholder, 3,736,722 shares of our common stock, including 974,797 shares sold on December 5, 2017 pursuant to the underwriters exercise of its option to purchase additional shares, at the public offering price of $14.00 per share, less underwriting discounts and commissions. BBX Capital continues to own approximately 90% of our outstanding common stock. Our common stock began trading on the New York Stock Exchange (the “NYSE”) on November 17, 2017 under the symbol “BXG.”

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others:

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, or interruptions in, business relationships, including the expiration or termination of our management contracts, exchange networks or other strategic alliances;

•

the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•	our ability to maintain an optimal inventory of vacation ownership interests (“VOIs”) for sale;

•	the availability of financing and our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events or trends in vacation destinations and regions where the resorts in our network are located;

•

our indebtedness may impact our financial condition and results of operations, and the terms of our indebtedness may limit, among other things, our activities and ability to pay dividends, and we may not comply with the terms of our indebtedness;

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	our ability to successfully implement our growth strategy or maintain or expand our capital light business relationships or activities;

•	our ability to compete effectively in the highly competitive vacation ownership industry;

•	risks associated with, and the impact of, regulatory examinations or audits of our operations, and the costs associated with regulatory compliance;

•	our customers’ compliance with their payment obligations under financing provided by us, and the impact of defaults on our operating results and liquidity position;

•	the ratings of third-party rating agencies, including the impact of any downgrade on our ability to obtain, renew or extend credit facilities, or otherwise raise funds;

•	changes in our business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact our revenue, operating results and financial condition;

•	the impact of the resale market for VOIs on our business, operating results and financial condition;

•

risks associated with our relationships with third-party developers, including that third-party developers who provide VOIs to be sold by us pursuant to fee-based services or just-in-time arrangements may not provide VOIs when planned and that third-party developers may not fulfill their obligations to us or to the homeowners associations that maintain the resorts they developed;

•

risks associated with legal and other regulatory proceedings, including claims of noncompliance with applicable regulations or for development related defects, and the impact they may have on our financial condition and operating results;

•	audits of our or our subsidiaries’ tax returns, including that they may result in the imposition of additional taxes;

•	environmental liabilities, including claims with respect to mold or hazardous or toxic substances, and their impact on our financial condition and operating results;

•	our ability to maintain the integrity of internal or customer data, the failure of which could result in damage to our reputation and/or subject us to costs, fines or lawsuits;

•

risks related to potential business expansion that we may pursue, including that we may not pursue such expansion when or to the extent anticipated or at all, and any such expansion may involve significant costs and the incurrence of significant indebtedness and may not be successful;

•

the updating of, and developments with respect to, technology, including the cost involved in updating our technology and the impact that any failure to keep pace with developments in technology could have on our operations or competitive position; and

•

other risks and uncertainties inherent to our business, the vacation ownership industry and the ownership of our common stock, including those discussed in the “Risk Factors” section of, and elsewhere in, this Annual Report on Form 10-K.

These and other risks and uncertainties disclosed in this Annual Report on Form 10-K are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors could cause our actual results to differ materially from those expressed in any of the forward-looking statements.  In addition, past performance may not be indicative of future results, and comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data.

Given these uncertainties, you are cautioned not to place undue reliance on forward-looking statements, and you should read this Annual Report on Form 10-K with the understanding that actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect. We qualify all forward-looking statements by these cautionary statements.

Forward-looking statements speak only as of the date of this Annual Report on Form 10-K.

Terms Used in this Annual Report on Form 10-K

Except as otherwise noted or where the context requires otherwise, references in this Annual Report on Form 10-K to “Bluegreen Vacations,” “Bluegreen,” “the Company,” “we,” “us” and “our” refer to Bluegreen Vacations Corporation, together with its consolidated subsidiaries.

References to “Adjusted EBITDA” means earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes, loss (gain) on assets held for sale, depreciation and amortization, amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations, LLC (“Bluegreen/Big Cedar”) (in which we own a 51% interest), and items that we believe are not representative of ongoing operating results. For purposes of the Adjusted EBITDA calculation, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the operations of our business. Refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics Used by Management” for further discussion of Adjusted EBITDA and certain other financial metrics which we believe represent important operations measures.

Market and Industry Data

Market and industry data used in this Annual Report on Form 10-K have been obtained from our internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and other currently available information. The sources for this data include, without limitation, the American Resort Development Association. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of such information. We have not independently verified such data. Similarly, our internal surveys, while believed by us to be reliable, have not been verified by any independent sources. Accordingly, such data may not prove to be accurate. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and uncertainties as the other forward-looking statements contained in this Annual Report on Form 10-K, as described above.

Trademarks, Service Marks and Trade Names

We own or have rights to use a number of registered and common law trademarks, trade names and service marks in connection with our business, including, but not limited to, Bluegreen, Bluegreen Resorts, Bluegreen Vacations, Bluegreen Traveler Plus, Bluegreen Vacation Club, Bluegreen Wilderness Club at Big Cedar and the Bluegreen Logo. This Annual Report on Form 10-K also refers to trademarks, trade names and service marks of other organizations. Without limiting the generality of the preceding sentence, World Golf Village is registered by World Golf Foundation, Inc.; Big Cedar and Bass Pro Shops are registered by Bass Pro Trademarks, LP; Ascend, Ascend Hotel Collection, Ascend Resort Collection, Choice Privileges, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria, MainStay Suites, Econo Lodge and Rodeway Inn are registered by Choice Hotels International, Inc.; and Suburban Extended Stay Hotel is registered by Suburban Franchise Systems, Inc. All trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, the trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but such references are not intended to indicate in any way that we or the owner will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks.

Item 1.  Business.

Our Business

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Our resort network includes 43 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 213,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to almost 11,000 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within our core demographic, which is described below.

Prior to 2009, our vacation ownership business consisted solely of the sale of VOIs in resorts that we developed or acquired (“developed VOI sales”). While we continue to conduct such sales and development activities, we now also derive a significant portion of our revenue from our capital-light business model, which utilizes our expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Our capital-light business activities include sales of VOIs owned by third-party developers pursuant to which we are paid a commission (“fee-based sales”) and sales of VOIs that we purchase under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition, we provide resorts and resort developers with other fee-based services, including resort management, mortgage servicing, title services and construction management. We also offer financing to qualified VOI purchasers, which generates significant interest income.

(1)	Excludes “Other Income, Net.”

Our Vacation Club has grown from approximately 170,000 owners as of December 31, 2012 to approximately 213,000 owners as of December 31, 2017. We primarily serve a demographic underpenetrated within the vacation ownership industry, as the typical Vacation Club owner has an average annual household income of approximately $77,000 as compared to an industry average of  $90,000. According to U.S. census data, households with an annual income of  $50,000 to $100,000 represent the largest percentage of the total population (approximately 29%). We believe our ability to effectively scale our transaction size to suit our customer, as well as our high-quality, conveniently-located, “drive-to” resorts are attractive to our core target demographic.

Our History

We were organized in 1985 as a Massachusetts corporation named Patten Corporation, primarily focused on retail land sales to consumers. In 1994, we entered into the vacation ownership industry. In 1996, we changed our name to Bluegreen Corporation. From 1986 through April 2, 2013, our common stock was publicly listed and traded on the NYSE. On April 2, 2013, Woodbridge Holdings, LLC (“Woodbridge”), a wholly owned subsidiary of BBX Capital, acquired all of the shares of our common stock not previously owned by it, and we became a wholly-owned subsidiary of Woodbridge. BBX Capital (NYSE: BBX) is a Florida-based publicly traded diversified holding company. On March 10, 2014, we were redomiciled from a Massachusetts corporation to a Florida corporation. On September 25, 2017, we changed our name to Bluegreen Vacations Corporation.

On November 17, 2017, we consummated the initial public offering of our common stock.  In the initial public offering, we sold 3,736,723 shares of our common stock at the public offering price of $14.00 per share, less underwriting discounts and commissions, and BBX Capital, as selling shareholder, sold 3,736,722 shares of our common stock, including 974,797 shares sold on December 5, 2017 pursuant to the underwriters exercise of its option to purchase additional shares, at the public offering price of $14.00 per share, less underwriting discounts and commissions. BBX Capital continues to own approximately 90% of our outstanding common stock. Our common stock began trading on the NYSE on November 17, 2017 under the symbol “BXG.”

Our Reportable Segments

We report our results of operations through two reportable segments: (i) Sales of VOIs and financing; (ii) resort operations and club management.

Our sales of VOIs and financing segment includes our marketing and sales activities related to the VOIs that we own, our sale of VOIs through fee-for-service arrangements with third-party developers, our provision of consumer financing in connection with sales of VOIs that we own, and our provision of title services through a wholly-owned subsidiary.

Our resort operations and club management includes our provision of management services to our Vacation Club and to a majority of the homeowners associations (“HOAs”) of the resorts within our Vacation Club. In connection with those services, we also provide club reservation services, services to owners and billing and collections services to our Vacation Club and certain HOAs. Additionally, we generate revenue within our resort operations and club management section from our Traveler Plus program, food and beverage and other retail operations, our provision of rental services to third parties, and our management of construction activities of certain of our fee-based clients.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 (Segment Reporting) to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our reportable segments.

Our Products

Vacation Ownership Interests

Since entering the vacation ownership industry in 1994, we have generated over 627,000 VOI sales transactions, including over 124,000 fee-based sales transactions. Our Vacation Club owners receive an annual or biennial allotment of  “points” in perpetuity (supported by an underlying deeded VOI held in trust for the owner) that may be used to stay at any of our 43 Club Resorts and 24 Club Associate Resorts. Vacation Club owners can use their points to stay in resorts for varying lengths of time, starting at a minimum of two nights. The number of points required for a stay at a resort varies depending on a variety of factors, including resort location, size of the unit, vacation season and the days of the week. Under this system, Vacation Club owners can select vacations according to their schedules, space needs and available points. Subject to certain restrictions and fees, Vacation Club owners are typically allowed to carry over any unused points for one year and to “borrow” points from the next year. Vacation Club owners may also take advantage of various other lodging and vacation opportunities available to them as described under “Value Proposition” below.

Each of our Club Resorts and Club Associate Resorts is managed by an HOA, which is governed by a board of directors or trustees. This board hires a management company to which it delegates many of the rights and responsibilities of the HOA, including landscaping, security, housekeeping, garbage collection, utilities, insurance procurement, laundry and repairs and maintenance. Vacation Club owners pay annual maintenance fees which cover the costs of operating all the resorts in the Vacation Club system, including fees for real estate taxes and reserves for capital improvements. If a Vacation Club owner does not pay such charges, his or her use rights may be suspended and ultimately terminated, subject to the applicable lender’s first mortgage lien, if any, on such owner’s VOI. We provide management services to 48 resorts and the Vacation Club through contractual arrangements with HOAs. We have a 100% renewal rate on management contracts from our Club Resorts.

“Value Proposition”

Our Vacation Club’s points-based platform offers owners significant flexibility. As reflected in the chart below, basic Vacation Club ownership entitles owners to use their points to stay at any of our 43 Club Resorts and 24 Club Associate Resorts, as well as to access more than 4,300 resorts available through the Resort Condominiums International, LLC (“RCI”) exchange network. For a nominal annual fee and transaction fees, Vacation Club owners can join and utilize our Traveler Plus program, which enables them to use their points to access an additional 44 direct exchange resorts, for other vacation experiences, such as cruises.  Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays in Choice Hotels. In addition, Traveler Plus members can directly use their Vacation Club points for stays in Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America. Overall, there are approximately 6,800 hotels in the Choice Hotels network, located in more than 44 countries and territories, and Choice Hotels’ brands include the Ascend Hotel Collection, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria Hotels and Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge and Rodeway Inn. We continuously seek new ways to add value for our Vacation Club owners, including enhanced product offerings, new resort locations, broader vacation experiences and further technological innovation, all of which are designed to increase guest satisfaction.

Basic ownership[1]:
(100% of owners)

bluegreenvacations

67 quality resorts in popular destinations

RCI

4,300 resorts in 100+ countries

Significant vacation flexibility, including destination, length of stay and borrow-and-save options[2]

bluegreenvacations

The Bluegreen Vacation Club provides access to a variety of destinations and resort types

Optional Traveler Plus™ program:
$59.00 incremental annual fee
(65% of owners)[3]

CHOICE HOTELS

6,800 hotels in 44 countries

NORWEGIAN CRUISE LINE · Carnival · CRYSTAL CRUISES · Royal Caribbean International · Holland America Line

Cruise packages

SELECT CONNECTIONS · prizzma

44 internal direct exchange resorts

interval INTERNATIONAL · Coast to Coast

Additional vacation options

Discounts at various hotels, restaurants, retail and leisure establishments and rental car agencies

(1) Requires annual payment of maintenance fees and club dues to the Vacation Club.
(2) Ability to borrow additional points for 1 year or rollover up to 1 year's worth of points for a one-time fee.
(3) Membership as of December 31, 2017.

Approximately 65% of Vacation Club owners are enrolled in Traveler Plus. During the year ended December 31, 2017, approximately 8% of Vacation Club owners utilized the RCI exchange network.

Vacation Club Resort Locations and Amenities

As shown in the map below, our Vacation Club resorts are primarily located on the U.S. East Coast and Midwest. The 44 direct-exchange resorts available to Traveler Plus members are concentrated along the West Coast and Hawaii. Together, this provides a broad offering across the United States and the Caribbean.

Hawaii
Aruba
Club Resorts
Club Associate Resorts
Direct Exchange Resorts
Bluegreen/Big Cedar Vacations (Club Resorts)

Vacation Club resorts are primarily “drive-to” resort destinations and approximately 85% of our Vacation Club owners live within a four-hour drive of at least one of our resorts.  Our resorts are located in popular vacation destinations, such as Florida, South Carolina, North Carolina, Tennessee, Virginia and Nevada, and represent a diverse mix of resort and urban destinations, allowing Vacation Club owners the ability to customize their vacation experience.  In addition, we offer our Vacation Club owners access to Caribbean locations, including Aruba.

Our resort network offers a diverse mix of experiences and accommodations.  Unlike some of our competitors that maintain static brand design standards across resorts and geographies, we seek to design resorts that capture the uniqueness of a particular location. Our distinctive resorts are designed to create an authentic experience and connection to their unique and varied locations.

Our resorts typically feature condominium-style accommodations with amenities such as fully equipped kitchens, entertainment centers and in-room laundry facilities. Many resorts feature a clubhouse (including a pool, game room, lounge), hotel-type staff and concierge services.

We also own a 51% interest in Bluegreen/Big Cedar Vacations, which develops, markets and sells VOIs at three premier wilderness-themed resorts adjacent to Table Rock Lake near Branson, Missouri: The Bluegreen Wilderness Club at Big Cedar, The Cliffs at Long Creek and Paradise Point. The remaining 49% interest in Bluegreen/Big Cedar Vacations is held by Big Cedar, LLC (“BC LLC”), an affiliate of Bass Pro. As a result of our controlling interest in Bluegreen/Big Cedar Vacations, our consolidated financial statements include the results of operations and financial condition of Bluegreen/Big Cedar Vacations.

Located next to the luxury Big Cedar Lodge, The Bluegreen Wilderness Club is a 40-acre resort overlooking Table Rock Lake with sprawling views of the surrounding Ozarks. Vacation Club owners enjoy a variety of amenities, including a 9,000 square foot clubhouse, lazy river and rock-climbing wall, in addition to full access to the amenities and activities of Big Cedar Lodge.  The Cliffs at Long Creek offers fully furnished homes that can accommodate up to 13 people while providing access to a clubhouse and amenities at The Bluegreen Wilderness Club.  Paradise Point offers spacious vacation villas with direct access to Table Rock Lake and the Bass Pro Long Creek Marina.

Vacation Club Resorts

	Club Resorts	Location	Total units (1)	Managed by Us (2)	Fee-Based or JIT sales (3)	Sales center (7)
1	Cibola Vista Resort and Spa	Peoria, Arizona	288	✓	✓
2	La Cabana Beach Resort & Casino(4)	Oranjestad, Aruba	449	✓
3	The Club at Big Bear Village	Big Bear Lake, California	38	✓	✓
4	The Innsbruck Aspen	Aspen, Colorado	17	✓
5	Via Roma Beach Resort	Bradenton Beach, Florida	28	✓
6	Daytona SeaBreeze	Daytona Beach Shores, Florida	78	✓		✓
7	Resort Sixty-Six	Holmes Beach, Florida	28	✓
8	The Hammocks at Marathon	Marathon, Florida	58	✓
9	The Fountains	Orlando, Florida	745	✓	✓	✓
10	Orlando’s Sunshine Resort I & II	Orlando, Florida	84	✓
11	Casa del Mar Beach Resort	Ormond Beach, Florida	118	✓
12	Grande Villas at World Golf Village & The Resort at World Golf Village	St. Augustine, Florida	214	✓		✓
13	Bluegreen at Tradewinds	St. Pete Beach, Florida	162	✓	✓	✓
14	Solara Surfside	Surfside, Florida	60	✓		✓
15	Studio Homes at Ellis Square	Savannah, Georgia	28	✓	✓	✓
16	The Hotel Blake	Chicago, Illinois	162	✓	✓
17	Bluegreen Club La Pension	New Orleans, Louisiana	64	✓		✓
18	The Soundings Seaside Resort	Dennis Port, Massachusetts	69	✓	✓
19	Mountain Run at Boyne	Boyne Falls, Michigan	204	✓		✓
20	The Falls Village	Branson, Missouri	293	✓		✓
21	Paradise Point Resort(5)	Hollister, Missouri	150	✓
22	Bluegreen Wilderness Club at Big Cedar(5)	Ridgedale, Missouri	427	✓		✓
23	The Cliffs at Long Creek(5)	Ridgedale, Missouri	62	✓
24	Bluegreen Club 36	Las Vegas, Nevada	478	✓		✓
25	South Mountain Resort	Lincoln, New Hampshire	110	✓	✓	✓
26	Blue Ridge Village	Banner Elk, North Carolina	132	✓
27	Club Lodges at Trillium	Cashiers, North Carolina	30	✓	✓
28	The Suites at Hershey	Hershey, Pennsylvania	78	✓
29	The Lodge Alley Inn	Charleston, South Carolina	90	✓		✓
30	King 583	Charleston, South Carolina	50	✓	✓
31	Carolina Grande	Myrtle Beach, South Carolina	118	✓		✓
32	Harbour Lights	Myrtle Beach, South Carolina	324	✓		✓
33	Horizon at 77th	Myrtle Beach, South Carolina	88	✓	✓
34	SeaGlass Tower	Myrtle Beach, South Carolina	136	✓
35	Shore Crest Vacation Villas I & II	North Myrtle Beach, South Carolina	240	✓		✓
36	MountainLoft I & II	Gatlinburg, Tennessee	394	✓		✓
37	Laurel Crest	Pigeon Forge, Tennessee	298	✓		✓
38	Shenandoah Crossing	Gordonsville, Virginia	128	✓		✓
39	Bluegreen Wilderness Traveler at Shenandoah	Gordonsville, Virginia	145	✓
40	BG Patrick Henry Square	Williamsburg, Virginia	91	✓	✓	✓
41	Parkside Williamsburg Resort	Williamsburg, Virginia	89	✓	✓
42	Bluegreen Odyssey Dells	Wisconsin Dells, Wisconsin	92	✓
43	Christmas Mountain Village	Wisconsin Dells, Wisconsin	381	✓		✓
		Total Units	7,318

	Club Associate Resorts	Location	Managed by Us (2)	Fee-Based or JIT sales (3)
1	Paradise Isle Resort	Gulf Shores, Alabama
2	Shoreline Towers Resort	Gulf Shores, Alabama
3	Dolphin Beach Club	Daytona Beach Shores, Florida	✓
4	Fantasy Island Resort II	Daytona Beach Shores, Florida	✓
5	Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
6	Tropical Sands Resort	Fort Myers Beach, Florida
7	Windward Passage Resort	Fort Myers Beach, Florida
8	Gulfstream Manor	Gulfstream, Florida	✓
9	Outrigger Beach Club	Ormond Beach, Florida
10	Landmark Holiday Beach Resort	Panama City Beach, Florida
11	Ocean Towers Beach Club	Panama City Beach, Florida
12	Panama City Resort & Club	Panama City Beach, Florida
13	Surfrider Beach Club	Sanibel Island, Florida
14	Petit Crest Villas and Golf Club Villas at Big Canoe	Marble Hill, Georgia
15	Pono Kai Resort	Kapaa (Kauai), Hawaii
16	The Breakers Resort	Dennis Port, Massachusetts	✓	✓
17	Lake Condominiums at Big Sky	Big Sky, Montana
18	Foxrun Townhouses	Lake Lure, North Carolina
19	Sandcastle Village II	New Bern, North Carolina
20	Waterwood Townhouses	New Bern, North Carolina
21	Bluegreen at Atlantic Palace	Atlantic City, New Jersey
22	The Manhattan Club	New York, New York		✓
23	Players Club	Hilton Head Island, South Carolina
24	Blue Water Resort at Cable Beach(6)	Nassau, Bahamas	✓	✓

(1)	Represents the total number of units at the Club Resort. Owners in the Vacation Club have the right to use most of the units at each Club Resort in connection with their VOI ownership.
(2)	This resort is managed by Bluegreen Resorts Management, Inc., our wholly-owned subsidiary (“Bluegreen Resorts Management”).
(3)	This resort, or a portion thereof, was developed by third-parties, and we have sold VOIs on their behalf or have arrangements to acquire such VOIs as part of our capital-light business strategy.
(4)

This resort is managed by Casa Grande Cooperative Association I, which has contracted with Bluegreen Resorts Management to provide management consulting services to the resort. The services provided by Bluegreen Resorts Management to this resort pursuant to such agreement are similar in nature to, but less extensive than, the services provided by us or our subsidiaries to the other resorts listed in the table as “Managed by Us.”

(5)	This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations.
(6)	This resort is currently closed for renovation in order to repair hurricane damage.
(7)

In addition to the sales centers listed in the table, we also operate additional sales centers in Myrtle Beach, South Carolina; Memphis, Tennessee and Sevierville, Tennessee, each of which is in close proximity to several of our resorts.

Marketing and Sale of Inventory

VOI sales are typically generated by attracting prospective customers to tour a resort and attend a sales presentation. Our sales and marketing platform utilizes a variety of methods to generate new owner prospects, drive tour flow and sell VOIs in our Vacation Club. We utilize marketing alliances with nationally-recognized brands, which provide exclusive access to venues which target consumers generally matching our core demographic. In addition, we source sales prospects through programs which generate leads at high-traffic venues and in high-density tourist locations and events, as well as from telemarketing and referrals from existing owners and exchangers and renters staying at our properties.

Many of our programs involve the sale of a discounted vacation package that typically includes a two to three night stay in close proximity to one of our resort sales offices and requires participation in a sales presentation (a sales tour). Vacation packages are typically sold either in retail establishments, such as Bass Pro stores and outlet malls, or via telemarketing. During the year ended December 31, 2017, we sold over 245,000 vacation packages and 48% of our VOI sales were derived from vacation packages. As of December 31, 2017, we had a pipeline of over 199,000 vacation packages sold, which typically convert to tours at a rate of 54%.

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations. As of December 31, 2017, we sold vacation packages in 68 of Bass Pro’s stores. Bass Pro has a loyal customer base that strongly matches our core demographic. Under the agreement, we also have the right to market VOIs in Bass Pro catalogs and on its website, and to access Bass Pro’s customer database. In exchange, we compensate Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the years ended December 31, 2017, 2016 and 2015, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 15%, 16% and 20%, respectively, of our VOI sales volume. Our marketing alliance with Bass Pro originated in 2000, has been renewed twice and currently runs through 2025.

We have an exclusive strategic relationship with Choice Hotels that covers several areas of our business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages. Vacation packages are sold through customer reservation calls transferred to us from Choice and through outbound telemarketing methods utilizing Choice’s customer database. In addition, 36 of our resorts are part of Choice’s Ascend Hotel Collection, which provides us with the opportunity to market to Choice Hotel guests staying at our resorts. Our strategic relationship with Choice Hotels originated in 2013 and was extended in August 2017 for a term of 15 years, with an additional 15-year renewal term thereafter unless either party elects not to renew the arrangement.

In addition, we generate leads and sell vacation packages through our relationships with various other retail operators and entertainment providers. As of December 31, 2017, we had kiosks in 19 outlet malls, strategically selected based on proximity to major vacation destinations and strong foot traffic of consumers matching our core target demographic. We generate vacation package sales from these kiosks. We also generate leads at malls, outlets and high-density locations or events, where contact information for sales prospects is obtained through raffles, giveaways and other attractions. We then seek to sell vacation packages to such prospects, including through telemarketing efforts by us or third-party vendors. As of December 31, 2017, we had lead generation operations in over 500 locations.

We believe that our diverse strategic marketing alliances (including those with Bass Pro, Choice Hotels and other retail operators and entertainment providers) deliver a strategic advantage over certain competitors that rely primarily on relationships with their affiliated hotel brands to drive lead generation and new owner growth. We have experience in identifying marketing partners with brands that attract our targeted owner demographic and building successful marketing relationships with those partners. We also attempt to structure these marketing alliances to compensate our partners with success-based payments, rather than flat fees for the use of their brand or facilities for lead generation. We believe that the variety in our marketing relationships has facilitated a healthy mix of new owner sales vs. existing owner sales that compare favorably to our competitors. During the year ended December 31, 2017, 51% of our VOI sales were to new owners.

In addition to attracting new customers, we also seek to sell additional VOI points to our existing Vacation Club owners. These sales generally have lower marketing costs and result in higher operating margins than sales generated through other marketing channels. During the years ended December 31, 2017, 2016 and 2015 sales to existing Vacation Club owners accounted for 49%, 46% and 48%, respectively, of our system-wide sales of VOIs, net. We target a balanced mix of new customer and existing Vacation Club owner sales to drive sustainable long-term growth. The number of owners in our Vacation Club has increased at a 5% CAGR between 2012 and 2017, from approximately 170,000 owners as of December 31, 2012 to approximately 213,000 owners as of December 31, 2017.

We operate 23 sales offices, typically located adjacent to our resorts and staffed with sales representatives and sales managers. As of December 31, 2017, we had over 3,000 employees dedicated to VOI sales and marketing.  We utilize a uniform sales process, offer ongoing training for our sales personnel and maintain strict quality control policies. During the year ended December 31, 2017, 91% of our sales were generated from 16 of our sales offices, which focus on both new customer and existing Vacation Club owner sales. Our remaining 7 sales offices are primarily focused on sales to existing Vacation Club owners staying at the respective resort. In addition, we utilize our telesales operations to sell VOIs to Vacation Club owners.

Flexible Business Model

Our business model is designed to give us flexibility to capitalize on opportunities and adapt to changing market environments. We have the ability to adjust our targeted mix of capital-light vs. developed VOI sales, sales to new customers vs. existing Vacation Club owners, and cash vs. financed sales. While we may pursue opportunities that impact our short-term results, our long-term goal is to achieve sustained growth while maximizing earnings and cash flow.

Note: Cash sales represent the portion of our system-wide sales of VOIs, net that is received from the customer in cash within 30 days of purchase.

VOI Sales Mix

Our VOI sales include:

•	Fee-based sales of VOIs owned by third-party developers pursuant to which we are paid a commission;
•	JIT sales of VOIs we acquire from third-party developers in close proximity to when we intend to sell such VOIs;
•	Secondary market sales of VOIs we acquire from HOAs or other owners; and
•	Developed VOI sales, or sales of VOIs in resorts that we develop or acquire (excluding inventory acquired pursuant to JIT and secondary market arrangements).

Fee-Based Sales

We offer sales and marketing services to third-party developers for a commission. Under these fee-based sales arrangements, which are typically entered into on a non-committed basis, we sell the third-party developers’ VOIs as Vacation Club interests through our sales and marketing platform. We also provide third-party developers with administrative services, periodic reporting and analytics through our proprietary software platform. We seek to structure the fee for these services to cover selling and marketing costs, plus an operating profit. Historically we have targeted a commission rate of 65% to 75% of the VOI sales price. Notes receivable originated in connection with fee-based sales are held by the third-party developer and, in certain cases, are serviced by us for an additional fee.  In connection with fee-based sales, we are not at risk for development financing and have no capital requirements, thereby increasing return on invested capital, or ROIC.  We also typically obtain the HOA management contract associated with these resorts.

Just-In-Time (JIT) Sales

We enter into JIT inventory acquisition agreements with third-party developers that allow us to buy VOI inventory in close proximity to when we intend to sell such VOIs. While we typically enter into such arrangements on a non-committed basis, we may engage in committed arrangements under certain circumstances. Similar to fee-based sales, JIT sales do not expose us to risk for development financing. However, unlike fee-based sales, we hold the consumer finance receivables originated in connection with JIT sales. While JIT sales accounted for only 4% of system-wide sales of VOIs, net for the year ended December 31, 2017, JIT arrangements are often entered into in connection with fee-based sales arrangements.

Secondary Market Sales

We acquire VOI inventory from HOAs and other owners generally on a non-committed basis. These VOIs are typically obtained by the applicable HOA through foreclosure or termination in connection with HOA maintenance fee defaults. Accordingly, we generally purchase VOIs from secondary market sources at a greater discount to retail price compared to developed VOI sales and JIT sales. During the year ended December 31, 2017, secondary market sales accounted for 16% of our system-wide sales of VOIs, net.

Developed VOI Sales

Developed VOI sales are sales of VOIs in resorts that we have developed or acquired (excluding inventory acquired pursuant to JIT and secondary market arrangements). During the year ended December 31, 2017, developed VOI sales accounted for 26% of our system-wide sales of VOIs, net. We hold the notes receivable originated in connection with developed VOI sales. We also typically obtain the HOA management contract associated with these resorts.

Future VOI Sales

Completed VOI inventory increases or decreases from period to period due to the acquisition of inventory through JIT and secondary market arrangements, development of new VOI units, reacquisition of VOIs through notes receivable defaults and changes to sales prices and completed sales. As of December 31, 2017 and 2016 we owned completed VOI inventory (excluding units not currently being marketed as VOIs, including model units) and had access to additional completed VOI inventory through fee-based and JIT arrangements as follows (dollars are in thousands and represent the then-estimated retail sales value):

	As of December 31,
Inventory Source	2017	2016
Owned completed VOI inventory	$754,961	$548,076
Inventory accessible through fee-based
and JIT arrangements	401,906	503,820
Total	$1,156,867	$1,051,896

Based on current estimates and expectations, we believe this inventory, combined with inventory being developed by us or our third-party developer clients, and inventory that we may reacquire in connection with mortgage and maintenance fee defaults, can support our VOI sales at our current levels for over three years. We maintain relationships with numerous third-party developers and expect additional fee-based and JIT relationships to continue to provide high-quality VOI inventory to support our sales efforts. In addition, we are focused on strategically expanding our inventory through development at five of our resorts over the next several years. We intend to continue to strategically evaluate opportunities to develop or acquire VOI inventory in key strategic markets where we identify growing demand and have already established marketing and sales networks.

During the years ended December 31, 2017 and 2016, the estimated retail sales value and cash purchase price of the VOIs we acquired through secondary market arrangements were as follows (dollars in thousands):

	Years Ended December 31,
	2017	2016
Estimated retail sales value	$243,084	$169,848
Cash purchase price	$12,721	$7,555

In addition to inventory acquired through secondary market arrangements and in connection with notes receivable defaults, we expect to acquire inventory through six JIT arrangements during 2018, four of which provide for committed purchases for 2018, and development activities. Development activities currently consist primarily of additional VOI units being developed at The Cliffs at Long Creek in Ridgedale, Missouri, and at the Fountains in Orlando, Florida.

Management and Other Fee-Based Services

We earn recurring management fees for providing services to HOAs. These management services include oversight of housekeeping services, maintenance and certain accounting and administrative functions. We believe our management contracts yield highly predictable cash flows that do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus” management fees, which means we generally earn fees equal to 10% to 12% of the costs to operate the applicable resort and have an initial term of three years with automatic one-year renewals. As of December 31, 2017, we provided management services to 48 resorts. We also earn recurring management fees for providing services to the Vacation Club. These services include managing the reservation system and providing owner billing and collection services. Our management contract with the Vacation Club provides for reimbursement of our costs plus a fee equal to $10 per VOI owner. We may seek to expand our management services business, including to provide hospitality management services to hotels for third parties.

In addition to HOA and club management services, which provide a recurring stream of revenue, we provide other fee-based services that produce revenues without the significant capital investment generally associated with the development and acquisition of resorts. These services include, but are not limited to, title and escrow services for fees in connection with the closing of VOI sales, servicing notes receivable held by third parties, typically for a fee equal to 1.5% to 2.5% of the principal balance of the serviced portfolio, and construction management services for third-party developers, typically for fees equal to 3% of the cost of construction of the project. We also receive revenues from retail and food and beverage outlets at certain resorts.

Customer Financing

We generally offer qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate that is determined by the FICO score of the borrower, and the amount of the down payment and existing ownership. Purchasers may receive an additional 1% discount in the interest rate by participating in our pre-authorized payment plan. As of December 31, 2017, 95% of our serviced VOI notes receivable participated in our pre-authorized payment plan. During the year ended December 31, 2017, the weighted-average interest rate on our VOI notes receivable was 15.3%. Our typical VOI note receivable has a term of ten years, has a fixed interest rate, is fully amortizing in equal installments, and may be prepaid without penalty.

VOI purchasers are generally required to make a down payment of at least 10% of the sales price. As part of our continued efforts to manage operating cash flows, we incentivize our sales associates to encourage cash sales and higher down payments on financed sales, with a target of 40-45% of the VOI sales price collected in cash. We also promote a point-of-sale credit card program sponsored by a third-party financial institution. As a result of these efforts, we have increased both the percentage of sales that are fully paid in cash and the average down payment on financed sales. Including down payments received on financed sales, approximately 39% of our system-wide sales of VOIs, net during the year ended December 31, 2017 were paid in cash within approximately 30 days from the contract date.

See “Sales/Financing of Receivables” below for additional information regarding our receivable financing activities.

Loan Underwriting

We generally do not originate financing to customers with FICO scores below 575. We may provide financing to customers with no FICO score if the customer makes a minimum required down payment of 20%. For loans made during 2017, the borrowers’ weighted-average FICO  score after a 30-day, “same as cash” period from the point of sale was 724. Further information is set forth in the following table:

FICO Score	Percentage of originated and serviced VOI receivables (1)
<600	2.0%
600 - 699	33.0%
700+	65.0%

(1)	Excludes loans for which the obligor did not have a FICO score. For 2017, approximately 1% of our VOI notes receivable related to financing provided to borrowers with no FICO score.

Collection Policies

Financed VOI sales originated by us typically utilize a note and mortgage. Collection efforts related to these VOI loans are managed by us. Our collectors are incentivized through a performance-based compensation program.

We generally make collection efforts with respect to Vacation Club owners with outstanding loans secured by their VOI by mail, telephone and in certain cases, email (as early as 15 days past due). Telephone contact generally commences when an account is as few as approximately ten days past due. At 30 days past due, we mail a collection letter to the owner, if a U.S. resident, advising that if the loan is not brought current, the delinquency will be reported to a credit reporting agency. At 60 days past due, we mail a letter to the owner advising that he or she may be prohibited from making future reservations for lodging at a resort. At 90 days past due, we stop the accrual of, and reverse previously accrued but unpaid, interest on the note receivable and mail a notice informing the owner that unless the delinquency is cured within 30 days, we will terminate the underlying VOI ownership. If an owner fails to bring the account current within the given timeframe, the loan is defaulted and the owner’s VOI is terminated. In that case, we mail a final letter, typically at approximately 120 days past due, notifying the owner of the loan default and the termination of his or her beneficial interest in the VOI property. Thereafter, we seek to resell the VOI to a new purchaser.

Allowance for Credit Losses

Under vacation ownership accounting rules, we estimate uncollectible VOI notes receivable based on historical amounts for similar VOI notes receivable and do not consider the value of the underlying collateral. We hold large pools of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables. In estimating future credit losses, we evaluate a combination of factors, including a static pool analysis, the aging of the respective receivables, current default trends, prepayment rates by origination year and the borrowers’ FICO scores.

Substantially all defaulted VOI notes receivable result in the holder of such receivable acquiring the related VOI that secured such receivable, typically soon after default and at little or no cost. The reacquired VOI is then available for resale in the normal course of business.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the performance of our notes receivable portfolio.

Sales/Financing of Receivables

Our ability to sell or borrow against our VOI notes receivable has historically been an important factor in meeting our liquidity requirements. The vacation ownership business generally involves sales where a buyer is only required to pay 10% of the purchase price up front, while at the same time selling and marketing expenses related to such sales are primarily cash expenses that exceed the down payment amount. For the year ended December 31, 2017, our sales and marketing expenses totaled approximately 52% of system-wide sales of VOIs, net. Accordingly, having facilities for the sale or hypothecation of VOI notes receivable, along with periodic term securitization transactions, has been a critical factor in meeting our short and long-term cash needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our VOI notes receivable purchase facilities and term securitizations.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting the funds to the owners, lenders or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, terminating a Vacation Club ownership in the event that defaults are not timely remedied and performing other administrative duties.

We receive fees for servicing our securitized notes receivable and these fees are included as a component of interest income. Additionally, we earn servicing fee income from third-party developers in connection with our servicing of their loan portfolios under certain fee-based services arrangements, which is netted against the cost of our mortgage servicing operations.

Our Core Operating and Growth Strategies

Grow VOI sales

Our goal is to utilize our sales and marketing platform to continue our strong history of VOI sales growth through the expansion of existing alliances, continued development of new marketing programs and additional VOI sales to our existing Vacation Club owners. We believe there are a number of opportunities within our existing marketing alliances to drive future growth, including the expansion of our marketing efforts with Bass Pro to include programs focused on Bass Pro’s e-commerce platform. In addition, through our agreement with Choice Hotels, we plan to enhance our marketing program through further penetration of Choice Hotels’ digital and call-transfer programs. In addition to existing programs, we plan to utilize our sales and marketing expertise to continue to identify unique marketing relationships with nationally-recognized brands that resonate with our core demographic. In addition, we actively seek to sell additional VOI points to our existing Vacation Club owners, which typically involve significantly lower marketing costs and have higher conversion rates compared to sales to new customers. We are also committed to continually expanding and updating our sales offices to more effectively convert tours generated from our marketing programs into sales. In addition, we seek to identify high traffic resorts where we believe increased investment in sales office infrastructure will yield strong sales results.

Continue to enhance our Vacation Club experience

We believe our Vacation Club offers owners exceptional value. Our Vacation Club offers owners access to our 43 Club Resorts and 24 Club Associate Resorts in premier vacation destinations, as well as access to approximately 11,000 other hotels and resorts and other vacation experiences, such as cruises, through partnerships and exchange networks. We continuously seek new ways to add value and flexibility to our Vacation Club membership and enhance the vacation experience of our Vacation Club owners, including the addition of new destinations, the expansion of our exchange programs and the addition of new partnerships to offer increased vacation options. We also continuously seek to improve our technology, including websites and applications, to enhance our Vacation Club owners’ experiences. We believe this focus, combined with our high-quality customer service, will continue to enhance the Vacation Club experience, driving sales to new owners and additional sales to existing Vacation Club owners.

Grow our high-margin, cash generating businesses

We seek to continue to grow our ancillary businesses, including resort management, title services and loan servicing. We believe these businesses can grow with little additional investment in infrastructure and potentially produce high-margin revenues.

Increase sales and operating efficiencies across all customer touch-points

We actively seek to improve our operational execution across all aspects of our business. In our sales and marketing platform, we utilize a variety of screening methods and data-driven analyses to attract high-quality prospects to our sales offices in an effort to increase Volume Per Guest (“VPG”), an important measure of sales efficiency. We also continue to test new and innovative methods to generate sales prospects with a focus on increasing cost efficiency. In connection with our management services and consumer financing activities, we will continue to leverage our size, infrastructure and expertise to increase operating efficiency and profitability. In addition, as we expand, we expect to gain further operational efficiencies by streamlining our support operations, such as call centers, customer service, administration and information technology.

Maintain operational flexibility while growing our business

We believe we have built a flexible business model that allows us to capitalize on opportunities and quickly adapt to changing market environments. We intend to continue to pursue growth through a balanced mix of capital-light sales vs. developed VOI sales, sales to new customers vs. sales to existing Vacation Club owners and cash sales vs. financed sales. While we may from time to time pursue opportunities that impact our short-term results, our long-term goal is to achieve sustained growth while maximizing earnings and cash flow.

Pursue strategic transactions

As part of our growth strategy, we may seek acquisitions of other VOI companies, resort assets, sales and marketing platforms, management companies and contracts, and other assets, properties and businesses, including where we believe significant synergies and cost savings may be available. We may choose to pursue acquisitions directly or in partnership with third-party developers or others, including pursuant to arrangements where third-party developers purchase the resort assets and we sell the VOIs in the acquired resort on a commission basis. We have a long history of successfully identifying, acquiring and integrating complementary businesses, and we believe our flexible sales and marketing platform enables us to complete these transactions in a variety of economic conditions.

Industry Overview

The vacation ownership, or timeshare, industry is one of the fastest growing segments of the global travel and tourism sector. By purchasing a VOI, the purchaser typically acquires either (i) a fee simple interest in a property (or collection of properties) providing annual usage rights at the owner’s home resort (where the owner’s VOI is deeded), or (ii) an annual or biennial allotment of points that can be redeemed for stays at properties included in the vacation ownership company’s resort network or for other vacation options available through exchange programs. Compared to hotel rooms, vacation ownership units typically offer more spacious floor plans and residential features, such as living rooms, fully equipped kitchens and dining areas. Compared to owning a vacation home in its entirety, the key advantages of vacation ownership products typically include a lower up-front acquisition cost and annual expenses, resort-style features and services and, often, an established infrastructure to exchange usage rights for stays across multiple locations.

The vacation ownership industry was historically highly fragmented, with a large number of local and regional resort developers and operators having small resort portfolios of varying quality. We believe that growth in the vacation ownership industry has been driven by increased interest from resort developers and globally-recognized lodging and entertainment brands, increased interest from consumers seeking flexible vacation options, continued product evolution and geographic expansion. In 2016, more than 9.2 million families (approximately 6.9% of U.S. households) owned at least one VOI and VOI sales have grown 800% over the last 30 years.

While the majority of VOI owners are over the age of 45, new owners are, on average, approximately 5 years younger. VOI owners have an average annual household income of  $81,000 and 84% of VOI owners own their own home.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation. We are subject to various federal, state, local and foreign environmental, zoning, consumer protection and other laws, rules and regulations, including those regarding the acquisition, marketing and sale of real estate and VOIs, as well as various aspects of our financing operations. At the federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity.

In addition to the laws applicable to our customer financing and other operations discussed below, we are or may be subject to the Fair Housing Act and various other federal laws, rules and regulations. We are also subject to various foreign laws with respect to La Cabana Beach Resort and Casino in Oranjestad, Aruba and Blue Water Resort at Cable Beach in Nassau, Bahamas. Additionally, in the future, VOIs may be deemed to be securities subject to regulation as such, which could have a material adverse effect on our business. The cost of complying with applicable laws and regulations may be significant and we may not maintain compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on us.

Our vacation ownership resorts are subject to various regulatory requirements, including state and local approvals. The laws of most states require us to file a detailed offering statement describing our business and all material aspects of the project and sale of VOIs with a designated state authority. In addition, when required by state law, we provide our VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the applicable resort, the surrounding vicinity and the purchaser’s rights and obligations as a VOI owner. Laws in each state where we sell VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by us. Most states have other laws that regulate our activities, including real estate licensure requirements, sellers of travel licensure requirements, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws.

Under various federal, state and local laws, ordinances and regulations, the owner of real property is generally liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose liability without regard to whether the property owner knew of the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances, may adversely affect a property owner’s ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with any of these and other environmental, health or safety requirements may result in the need to cease or alter operations or development at a property. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered on the property or repairs made by future owners of such property. Under these laws, we may be required to pay for repairs to the developed property. The development, management and operation of our resorts are also subject to the Americans with Disabilities Act.

Our marketing, sales and customer financing activities are also subject to extensive regulation, which can include, but is not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”); Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws. The Dodd-Frank Act contains significant changes to the regulation of financial institutions and related entities, including the creation of new federal regulatory agencies, and the granting of additional authorities and responsibilities to existing regulatory agencies to identify and address emerging systemic risks posed by the activities of financial services firms. The Consumer Financial Protection Bureau (the “CFPB”) is one such regulatory agency created pursuant to the Dodd-Frank Act. The CFPB’s mandate is to protect consumers by carrying out federal consumer financial laws and to publish rules and forms that facilitate understanding of the financial implications of the transactions consumers enter into. Consistent with this mission, the CFPB amended Regulations X and Z to establish new disclosure requirements and forms pursuant to Regulation Z for most closed-end consumer credit transactions secured by real property. The practical impact upon us is the requirement to use a new Integrated Mortgage Disclosure Statement in lieu of the separate Good Faith Estimate and Closing Statement. No assurance can be given that we will be in compliance with the Dodd-Frank Act or other applicable laws or that compliance with these rules or the promulgation of additional standards by the CFPB will not have an adverse impact on our business. In addition, our term securitization transactions must comply with certain requirements of the Dodd-Frank Act, including risk retention rules.

Our management of, and dealings with, HOAs, including our purchase of defaulted inventory from HOAs in connection with our secondary market arrangements, is subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making and the imposition of maintenance assessments.

During the year ended December 31, 2017, approximately 6% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and third-party vendors’ outbound telemarketing efforts. We attempt to monitor the actions and legal and regulatory compliance of these third parties, but there are risks associated with our and such third parties’ telemarketing efforts. In recent years, state and federal regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While we continue to be subject to telemarketing risks and potential liability, we believe our exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be partially mitigated by the use of

“permission marketing,” whereby we obtain the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. We have also implemented policies and procedures that we believe will help reduce the possibility that individuals who have requested to be placed on a “do not call” list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

To date, no material fines or penalties have been imposed on us as a result of our telemarketing operations. However, from time to time, we have been the subject of proceedings for violation of the “do not call” laws and other state laws applicable to the marketing and sale of VOIs. We may not successfully be able to effectively market to prospective purchasers through telemarketing operations or to successfully develop alternative sources of identifying and marketing to prospective purchasers of our VOI products at acceptable costs. In addition, we may increasingly face non-compliance issues or additional costs of compliance, which may adversely impact our results and operations in the future. See “Item 3. Legal Proceedings.” For a description of litigation that was brought against us and Choice Hotels in January 2018 related to our telemarketing sales activities.

See “Risk Factors” for a description of additional risks with respect to regulatory compliance.

Competition

We compete with various high profile and well-established firms, many of which have greater liquidity and financial resources than we do. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate, or are developing or planning to develop, vacation ownership resorts directly or through subsidiaries include Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Grand Vacations, Wyndham Vacation Ownership, ILG and Diamond Resorts International. We also compete with numerous smaller owners and operators of vacation ownership resorts. In our fee-based services business, we typically compete with Hilton Grand Vacations and Wyndham Vacation Ownership. In addition to competing for sales leads, prospects and fee-based service clients, we compete with other VOI developers for marketing, sales and resort management personnel.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Although more potential customers typically visit our sales offices during the quarters ending in June and September, our ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under generally accepted accounting principles in the United States (“GAAP”) or due to the timing of development and required use of the percentage-of-completion method of accounting.

Employees

As of December 31, 2017, we had 5,412 employees, 520 of whom were located at our headquarters in Boca Raton, Florida, and 4,892 of whom were located in regional field offices throughout the United States and Aruba. As of December 31, 2017, approximately 29 of our employees were covered by two collective bargaining agreements, which address the terms and conditions of their employment, including pay rates, working hours, certain employee benefits and procedures for settlement of labor disputes. We believe that our relations with our employees are good.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced financial disclosure, reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation or shareholder approval of golden parachute payments, and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of certain of the exemptions available to emerging growth companies and may continue to do so until December 31, 2022 (the end of the fifth fiscal year following the completion of the initial public offering of our common stock) or such earlier time that we no longer qualify as an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, more than $700.0 million in market value of our stock is held by non-affiliates (so long as we have been a public company for at least 12 months and have filed one Annual Report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Where You Can Find More Information

Our website address is www.bluegreenvacations.com. Information on, or that may be accessed through, our website is not incorporated by reference herein. We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and certain amendments to these reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Additionally, you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those described below, which in turn may affect the value of our common stock. The risks described below are not the only risks we face.  Other risks not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition and results of operations, or the value of our common stock. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those expressed in, or implied by, the forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

We are subject to the business, financial and operating risks inherent to the vacation ownership industry, any of which could adversely impact our business, prospects and results.

We are subject to a number of business, financial and operating risks inherent to the vacation ownership industry, including, without limitation:

•	significant competition from other vacation ownership businesses and hospitality providers;
•	market and/or consumer perception of vacation ownership companies and the industry in general;
•

increases in operating and other costs (as a result of inflation or otherwise), including marketing costs, employee compensation and benefits, interest expense and insurance, which may not be offset by price or fee increases in our business;

•	changes in taxes and governmental regulations, including those that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•	the costs and efforts associated with complying with applicable laws and regulations;
•	risks related to the development or acquisition of resorts, including delays in, or cancellations of, planned or future resort development or acquisition activities;
•	shortages of labor or labor disruptions;
•	the availability and cost of capital necessary for us and third-party developers with whom we do business to fund investments, capital expenditures and service debt obligations;
•	our ability to securitize the receivables that we originate in connection with VOI sales;
•	the financial condition of third-party developers with whom we do business;
•	relationships with third-party developers, our Vacation Club members and HOAs;
•	changes in the supply and demand for our products and services;
•	private resales of VOIs and the sale of VOIs in the secondary market; and
•	unlawful or deceptive third-party VOI resale, cease and desist, or vacation package sales schemes, and reputational risk associated therewith.

Any of these factors could increase our costs, limit or reduce the prices we are able to charge for our products and services or our ability to develop or acquire new resorts or source VOI supply from third parties, or otherwise adversely impact our business, prospects or results.

Our business and operations, including our ability to market VOIs, may be adversely affected by general economic conditions and the availability of financing.

Our business is subject to risks related to general economic and industry conditions and trends. Our results, operations and financial condition may be adversely affected by unfavorable general economic and industry conditions, such as high unemployment rates and job insecurity, declines in discretionary spending, declines in real estate values and the occurrence of geopolitical conflicts, including if these or other factors adversely impact the availability of financing for us or our customers or the ability of our customers’ to otherwise pay amounts owed under notes receivable. Further, adverse changes affecting the vacation ownership industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and other consumer preferences, demographic and vacation patterns, changes in governmental regulation of the industry, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on our business. In addition, our operations and results may be negatively impacted if we are unable to update our business strategy over time and from time to time in response to changing economic and industry conditions.

If we are unable to develop or acquire VOI inventory or enter into and maintain fee-based service agreements or other arrangements to source VOI inventory, our business and results would be adversely impacted.

In addition to developed VOI sales, we source VOIs as part of our capital-light business strategy through fee-based service agreements with third-party developers and through JIT and secondary market arrangements. If we are unable to develop or acquire resorts at the levels or in the time frame anticipated, or are unsuccessful in entering into agreements with third-party developers or others to source VOI inventory in connection with our capital-light business strategy, we may experience a decline in VOI supply, which could result in a decrease in our revenues. In addition, a decline in VOI supply could result in a decrease of financing revenues that are generated by VOI purchases and fee and rental revenues that are generated by our management services.

Our business and properties are subject to extensive federal, state and local laws, regulations and policies. Changes in these laws, regulations and policies, as well as the cost of maintaining compliance with new or existing laws, regulations and policies and the imposition of additional taxes on operations, could adversely affect our business. In addition, results of audits of our tax returns or those of our subsidiaries may have a material adverse impact on our financial condition.

The federal government and the state and local jurisdictions in which we operate have enacted extensive regulations that affect the manner in which we market and sell VOIs and conduct our other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs. Many states, including Florida and South Carolina, where certain of our resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Time Sharing Transaction Procedures Act. Most states also have other laws that are applicable to our activities, such as timeshare project registration laws, real estate licensure laws, mortgage licensure laws, sellers of travel licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and consumer credit laws. Our management of, and dealings with, HOAs, including our purchase of defaulted inventory from HOAs in connection with our secondary market sales, are also subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making, and the imposition of maintenance assessments.

We are authorized to market and sell VOIs in all locations at which our marketing and sales are conducted. If our agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew our licenses, render our sales contracts void or voidable, or impose fines on us based on past activities.

In addition, the federal government and the state and local jurisdictions in which we conduct business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “do not call” list, the making of marketing and related calls to cell phone users, a significant development in light of cell phone usage rapidly becoming the primary method of communication, the Telemarketing Sales Rule, the Telephone Consumer Protection Act and the CAN-SPAM Act of 2003. These regulations, as well as international data protection laws, have impacted our marketing of VOIs. While we have taken steps designed to ensure compliance with applicable regulations, these steps have increased and are expected to continue to increase our marketing costs and may not prevent failures in compliance. Additionally, adoption of new state or federal laws regulating marketing and solicitation, and changes to existing laws, could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect the amount and timing of our VOI sales. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on our marketing strategies and results. Further, from time to time, complaints are filed against us by individuals claiming that they received calls in violation of applicable regulations. See “Item 3. Legal Proceedings” for a description of litigation that was brought against us and Choice Hotels in January 2018 related to our telemarketing sales activities.

Most states have taxed VOIs as real estate, imposing property taxes that are billed to the respective HOAs that maintain the related resorts, and have not sought to impose sales tax upon the sale of the VOI or accommodations tax upon the use of the VOI. From time to time, however, various states have attempted to promulgate new laws or apply existing laws impacting the taxation of VOIs to require that sales or accommodations taxes be collected. Should new state or local laws be implemented or interpreted to impose sales or accommodations taxes on VOIs, our business could be materially adversely affected.

From time to time, consumers file complaints against us in the ordinary course of our business. We could be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding our activities, including that we may be required to refund all or a portion of the purchase price paid by the customer for the VOI. We may not remain in compliance with all applicable federal, state and local laws and regulations, and violations of applicable laws may have adverse implications on us, including negative publicity, potential litigation and regulatory sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on our business, results of operations or financial position.

Under the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (collectively, the “ADA”), all public accommodations, including our properties, must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers or other renovations, and non-compliance could result in the imposition of fines or penalties, or awards of damages, against us. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Further, various laws govern our resort management activities, including laws and regulations regarding community association management, public lodging, food and beverage services, liquor licensing, labor, employment, health care, health and safety, accessibility, discrimination, immigration, and the environment (including climate change).

Our lending activities are also subject to a number of laws and regulations, including laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection and credit reporting practices, consumer collection practices, contacting debtors by telephone, mortgage disclosure, lender licenses and money laundering. The Consumer Finance Protection Bureau, created under the Dodd-Frank Act, has emphasized new regulatory focus on areas of our business such as consumer mortgage servicing and debt collection, credit reporting and consumer financial disclosures, all of which affect the manner in which we may provide financing to the purchasers of our VOIs and conduct our lending and loan servicing operations.

In addition, VOIs may in the future be deemed to be securities under federal or state law and therefore subject to applicable securities regulation, which could have a material adverse effect on us due to, among other things, the cost of compliance with such regulations.

The vacation ownership and hospitality industries are highly competitive, and we may not be able to compete successfully.

We compete with various high profile and well-established operators, many of which have greater liquidity and financial resources than us. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell timeshare units or VOIs in resort properties. We also compete with numerous smaller owners and operators of vacation ownership resorts and also face competition from alternative lodging options available to consumers through both traditional methods of delivery as well as new web portals and applications, including private rentals of homes, apartments or condominium units, which have increased in popularity in recent years. Our ability to remain competitive and to attract and retain customers depends on our customers’ satisfaction with our products and services as well as on distinguishing the quality, value, and efficiency of our products and services from those offered by our competitors. Customer dissatisfaction with experiences at our resorts or otherwise as a Vacation Club owner, including due to an inability to use points for desired stays, could result in negative publicity and/or a decrease in sales, or otherwise adversely impact our ability to successfully compete in the vacation ownership and hospitality industries. We may not be able to timely and sufficiently identify and remediate the cause of customer dissatisfaction. Any of these events could materially and adversely impact our operating results and financial condition.

Our business and profitability may be impacted if financing is not available on favorable terms, or at all.

In connection with VOI sales, we generally offer financing to the purchaser of up to 90% of the purchase price of the VOI. However, we incur selling, marketing and administrative cash expenses prior to and concurrent with the sale. These costs, along with the cost of the underlying VOI, generally exceed the down payment we receive at the time of the sale. Accordingly, our ability to borrow against or sell our notes receivable has historically been a critical factor in our continued liquidity, and we therefore have depended on funds from our credit facilities and securitization transactions to finance our operations. If our pledged receivables facilities terminate or expire and we are unable to extend them or replace them with comparable facilities, or if we are unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, our liquidity, cash flow and profitability would be materially and adversely affected. Credit market disruptions have in the past adversely impacted the willingness of banks and other finance companies to provide “warehouse” lines of credit for VOI notes receivable and resulted from time to time in the term securitization market being unavailable. Future credit market disruptions may have similar effects or otherwise make obtaining additional and replacement external sources of liquidity more difficult and more costly.

In addition, financing for real estate acquisition and development and the capital markets for corporate debt is cyclical. While we have increased our focus on expanding our fee-based service business and encouraging higher down payments in connection with sales, there is no assurance that these initiatives will enhance our financial position or otherwise be successful in the long-term.

We anticipate that we will continue to seek and use external sources of liquidity, including funds that we obtain pursuant to additional borrowings under our existing credit facilities, under credit facilities that we may obtain in the future, under securitizations in which we may participate in the future or pursuant to other borrowing arrangements, to:

•	support our operations and, subject to declaration by our board of directors and contractual limitations, including limitations contained in our credit facilities, pay dividends;
•	finance the acquisition and development of VOI inventory or property and equipment;
•	finance a substantial percentage of our sales; and
•	satisfy our debt and other obligations.

Our ability to service or refinance our indebtedness or to obtain additional financing (including our ability to consummate future term securitizations) depends on the credit markets and on our future performance, which is subject to a number of factors, including the success of our business, our results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions, the performance of our receivables portfolio, and perceptions about the vacation ownership and real estate industries.

As of December 31, 2017, we had $19.9 million of indebtedness scheduled to become due during 2018. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. However, there is no assurance that we will in the future be able to obtain sufficient external sources of liquidity on attractive terms, or at all, or otherwise renew, extend or refinance all or any portion of our outstanding debt. Any of these occurrences may have a material adverse impact on our liquidity and financial condition.

In addition, we have and intend to continue to enter into arrangements with third-party developers pursuant to which we sell their VOI inventory for a fee. These arrangements enable us to generate fees from the marketing and sales services we provide, and in certain cases from our provision of management services, without requiring us to fund development and acquisition costs. If these third-party developers are not able to obtain or maintain financing necessary for their development activities or other operations, we may not be able to enter into these fee-based arrangements or have access to their VOI inventory when anticipated, which would adversely impact our results.

We would suffer substantial losses and our liquidity position could be adversely impacted if an increasing number of customers to whom we provide financing default on their obligations.

Adverse conditions in the mortgage industry, including credit availability, borrowers’ financial profiles, prepayment rates and other factors, including those outside our control, may increase the default rates we experience or otherwise negatively impact the performance of our notes receivable. In addition, in recent years, external parties have been discouraging certain borrowers from staying current on their note payments. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or we may determine that the cost of doing so may not be justified. Historically, we have generally not pursued such recourse against our customers. In the case of our notes receivable secured by VOIs, if we are unable to collect the defaulted amount due, we traditionally have terminated the customer’s interest in the Vacation Club and then remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling and administrative costs associated with the original sale and such costs generally exceed the cash received by us from the buyer at the time of the sale. In addition, we will need to incur such costs again in order to resell the VOI. We update our estimates of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in expected losses related to notes originated in prior periods. In addition, defaults may cause buyers of, or lenders whose loans are secured by, our VOI notes receivable to reduce the amount of availability or advance rates under receivables purchase and credit facilities, or to result in an increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and we may not be able to secure replacement or alternative financing on terms acceptable to us, if at all, which would adversely affect our earnings, financial position and liquidity.

As described above, our VOI notes receivable financing facilities could be adversely affected if a particular VOI note receivable pool fails to meet certain performance ratios, which could occur if the default rate or other credit metrics of the underlying VOI notes receivable deteriorate. In addition, if we offer financing to purchasers of VOIs with terms longer than those generally offered in the industry, we may not be able to securitize those VOI financing receivables. Our ability to sell securities backed by our VOI notes receivable depends on the continued ability and willingness of capital market participants to invest in such securities. Asset-backed securities issued in our term securitization transactions could be downgraded by credit agencies in the future. If a downgrade occurs, our ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and we could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available. Similarly, if other operators of vacation ownership products were to experience significant financial difficulties, or if the vacation ownership industry as a whole were to contract, we could experience difficulty in securing funding on acceptable terms. The occurrence of any of the foregoing could adversely impact our business and results, including, without limitation, by reducing the amount of financing we are able to provide to VOI purchasers, which in turn may result in a reduction in VOI sales.

In addition, under the terms of our pledged and receivable sale facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of our securitization transactions require us to repurchase or replace loans if we breached any of the representations and warranties we made at the time we sold the receivables. These agreements also often include terms providing that in the event of defaults or delinquencies by customers in excess of stated thresholds, or if other performance thresholds are not met, substantially all of our cash flow from our retained interest in the receivable portfolios sold will be required to be paid to the parties who purchased the receivables from us.

Our existing indebtedness, or indebtedness that we may incur in the future, could adversely impact our financial condition and results of operations, and the terms of our indebtedness may limit our activities.

Our level of debt and debt service requirements have several important effects on our operations. Significant debt service cash requirements reduce the funds available for operations and future business opportunities and increase our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets generally. In addition, our leverage position increases our vulnerability to economic and competitive pressures and may limit funds available for acquisitions, working capital, capital expenditures, dividends, and other general corporate purposes. Further, the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and may limit our ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments. If we fail to comply with the terms of our debt instruments, such debt may become due and payable immediately, which would have a material adverse impact on our cash position and financial condition. Significant resources may be required to monitor our compliance with our debt instruments (from a quantitative and qualitative perspective), and such monitoring efforts may not be effective in all cases. We may also incur substantial additional indebtedness in the future. If new debt or other liabilities are added to our current debt levels, the related risks that we now face, as described above, could intensify.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to our variable-rate debt would be an annual increase of $2.1 million, based on balances as of December 31, 2017.

The ratings of third-party rating agencies could adversely impact our ability to obtain, renew or extend credit facilities, or otherwise raise funds.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. In December 2017, Standard & Poor’s Rating Services affirmed our ‘B+’ credit rating. Our corporate credit rating is also based, in part, on rating agencies’ speculation about our potential future debt and dividend levels. If rating agencies were to downgrade our corporate credit ratings, our ability to raise funds on favorable terms, or at all, and our liquidity, financial condition and results of operations could be adversely impacted. See “We would suffer substantial losses and our liquidity position could be adversely impacted if an increasing number of customers to whom we provide financing default on their obligations” above. In addition, if rating agencies downgraded their original ratings on certain bond classes in our securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and our ability to sell future bonds on favorable terms or at all. While we are not aware of any reasonably likely downgrades to our corporate credit rating or the ratings of bond classes in our securitizations, such ratings changes can occur without advance notice.

Our future success depends on our ability to market our products and services successfully and efficiently and our marketing expenses have increased and may continue to increase in the future.

As previously described, we compete for customers with hotel and resort properties, other vacation ownership resorts and alternative lodging options, including private rentals of homes, apartments or condominium units. The identification of sales prospects and leads, and the marketing of our products and services to them are essential to our success. We incur expenses associated with marketing programs in advance of the closing of sales. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to sales, we may be unable to recover the expense of our marketing programs and systems and our business, operating results and financial condition would be adversely affected. In addition, we are focusing and have increased our marketing efforts on selling to new customers, which typically involves a relatively higher marketing cost compared to sales to existing owners and therefore have increased and are expected to continue to increase our sales and marketing expenses. If we are not successful in offsetting the cost increase with greater sales revenue, our operating results and financial condition would be adversely impacted. In addition, our marketing efforts are subject to the risk of changing consumer behavior. Changes in consumer behavior may adversely impact the effectiveness of marketing efforts and strategies which we have in place and we may not be able to timely and effectively respond to such changes.

We generate a significant portion of our new sales prospects and leads through our arrangements with various third parties, including Bass Pro and Choice Hotels. VOI sales to prospects and leads generated by our marketing arrangement with Bass Pro accounted for approximately 15% and 16% of our VOI sales volume during the years ended December 31, 2017 and 2016, respectively. If our agreement with Bass Pro, or any other significant marketing arrangement, does not generate a sufficient number of prospects and leads or is terminated or limited and not replaced by another source of sales prospects and leads, we may not be able to successfully market and sell our products and services at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with our marketing efforts. On October 9, 2017, Bass Pro raised an issue regarding the computation of the sales commissions paid to it on the sale of VOIs. While we believe that the amount paid was consistent with the terms and intent of the parties’ agreements, the resolution of that issue could in the future result in an increase in our marketing costs and adversely impact our operating results and financial condition. We recognized approximately $4.8 million in general administrative expense related to this matter during the fourth quarter of 2017.

We may not be successful in maintaining or expanding our capital-light business relationships, or our capital-light activities, including fee-based sales and marketing arrangements, and JIT and secondary market sales activities, and such activities may not be profitable, which may have an adverse impact on our results of operations and financial condition.

We offer fee-based marketing, sales, resort management and other services to third-party developers. We have over the last several years continued to expand our capital-light business strategy, which we believe enables us to leverage our expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. We intend to continue our focus on our capital-light business activities as such activities generally produce positive cash flow and typically require less capital investment than our traditional vacation ownership business. We have attempted to structure these activities to cover our costs and generate a profit. Sales of third-party developers’ VOIs must generate sufficient cash to comply with the terms of their financing obligations as well as to pay the fees or commissions due to us. The third-party developers may not be able to obtain or maintain financing necessary to meet their requirements, which could impact our ability to sell the developers’ inventory. While we could attempt to utilize other arrangements, including JIT arrangements, where we would utilize our receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to us and impact profitability. We commenced our capital-light activities largely during the recession in response to poor economic conditions and our fee-based and other capital-light business activities in the future may be adversely impacted by changes in economic conditions. While we perform fee-based sales and marketing services, we sell VOIs in resorts developed by third parties as an interest in the Vacation Club. This subjects us to a number of risks typically associated with selling products developed by others under our own brand name, including litigation risks. Further, these arrangements may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into agreements are not able to fulfill their obligations to us, the inventory we expect to acquire or market and sell on their behalf may not be available when expected or at all, or may not otherwise be within agreed-upon specifications. Further, if these third parties do not perform as expected and we do not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, our ability to maintain or increase sales levels would be adversely impacted.

We also sell VOI inventory through secondary market arrangements which require low levels of capital deployment. In connection with secondary market sales, we acquire VOI inventory from our resorts’ HOAs on a non-committed basis in close proximity to the timing of when we intend to sell such VOIs. VOIs purchased from HOAs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults and are generally acquired by us at a discount. While we intend to increase our secondary market sales efforts in the future, we may not be successful in doing so, and these efforts may not result in our achieving anticipated results. Further our secondary market sales activities may subject us to negative publicity, which could adversely impact our reputation and business.

Our results of operations and financial condition may be materially and adversely impacted if we do not continue to participate in exchange networks and other strategic alliances with third parties or if our customers are not satisfied with the networks in which we participate or our strategic alliances.

We believe that our participation in exchange networks and other strategic alliances and our Traveler Plus program make ownership of our VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at our resorts. Our participation in the RCI exchange network allows Vacation Club owners to use their points to stay at over 4,300 participating resorts, based upon availability and the payment of a variable exchange fee. During the year ended December 31, 2017, approximately 8% of Vacation Club owners utilized the RCI exchange network for a stay of two or more nights. We also have an exclusive strategic arrangement with Choice Hotels pursuant to which, subject to payments and conditions, certain of our resorts have been branded as part of Choice Hotels’ Ascend Hotel Collection. For a nominal annual fee and transactional fees, Vacation Club owners may also participate in our Traveler Plus program, which enables them to use their points to access an additional 44 direct exchange resorts, for other vacation experiences such as cruises.  Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays at Choice Hotels. In addition, Traveler Plus members can directly use their Vacation Club points for stays at Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America. We may not be able to or desire to continue to participate in the RCI or direct exchange networks in the future or maintain or extend our other marketing and strategic networks, alliances and relationships. In addition, these networks, alliances and relationships, and our Traveler Plus program, may not continue to operate effectively, and our customers may not be satisfied with them. In addition, we may not be successful in identifying or entering into new strategic relationships in the future. If any of these events should occur, our results of operations and financial condition may be materially and adversely impacted.

We are subject to certain risks associated with our management of resort properties.

Through our management of resorts and ownership of VOIs, we are subject to certain risks related to the physical condition and operation of the managed resort properties in our network, including:

•	the presence of construction or repair defects or other structural or building damage at any of these resorts, including resorts we may develop in the future;
•	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements relating to these resorts;
•	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms, which may increase in frequency or severity due to climate change or other factors; and
•	claims by employees, members and their guests for injuries sustained on these resort properties.

Some of these risks may be more significant in connection with the properties for which we recently acquired management agreements, particularly those management agreements which were acquired from operators in financial distress. If an uninsured loss or a loss in excess of insured limits occurs as a result of any of the foregoing, we may be subject to significant costs.

Additionally, a number of U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the ADA, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that our managed resorts are subject to, and that they are not in compliance with, these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. If one of our managed resorts was required to make significant improvements as a result of non-compliance with these accessibility laws, assessments might be needed to fund such improvements, which additional costs may cause our VOI owners to default on their consumer loans from us or cease making required maintenance fee or assessment payments. Also, to the extent that we hold interests in a particular resort, we would be responsible for our pro rata share of the costs of such improvements. In addition, any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons.

The resort properties that we manage are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials and the cleanup of contaminated sites. The resorts are also subject to various environmental laws and regulations that govern certain aspects of their ongoing operations. These laws and regulations control such things as the nature and volume of wastewater discharges, quality of water supply and waste management practices. To the extent that we hold interests in a particular resort, we would be responsible for our pro rata share of losses sustained by such resort as a result of a violation of any such laws and regulations.

In addition, we may from time to time have disagreements with VOI owners and HOAs resulting from our provision of management services. Failure to resolve such disagreements may result in litigation. Further, disagreements with HOAs could also result in the loss of management contracts, which would negatively affect our revenues and results, and may also have an adverse impact on our ability to generate sales from existing VOI owners.

Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. If a management contract is terminated or not renewed on favorable terms or is renegotiated in a manner adverse to us, our revenues and cash flows would be adversely affected.

If maintenance fees at our resorts and/or Vacation Club dues are required to be increased, our product could become less attractive and our business could be harmed.

The maintenance fees, special assessments and Vacation Club dues that are levied by HOAs and the Vacation Club on VOI owners may increase as the costs to maintain and refurbish properties, and to keep properties in compliance with our standards, increase. Increases in such fees, assessments or dues could negatively affect customer satisfaction with our Vacation Club or otherwise adversely impact VOI sales to both new customers and existing VOI owners.

Our strategic transactions may not be successful and may divert our management’s attention and consume significant resource.

We intend to continue our strategy of selectively pursuing complementary strategic transactions. We may also purchase management contracts, including from resort operators facing financial distress, and purchase VOI inventory at resorts that we do not manage, with the goal of acquiring sufficient VOI ownership at such a resort to become the manager of that resort. The successful execution of this strategy will depend on our ability to identify and enter into the agreements necessary to take advantage of these potential opportunities, and to obtain any necessary financing. We may not be able to do so successfully. In addition, our management may be required to devote substantial time and resources to pursue these opportunities, which may impact their ability to manage our operations effectively.

Acquisitions involve numerous additional risks, including: (i) difficulty in integrating the operations and personnel of the acquired business or assets; (ii) potential disruption of our ongoing business and the distraction of management from our day-to-day operations; (iii) difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position; (iv) difficulty maintaining the quality of services that we have historically provided across new acquisitions; (v) potential legal and financial responsibility for liabilities of the acquired business or assets; (vi) potential overpayment for the acquired business or assets; (vii) increased expenses associated with completing an acquisition and amortizing any acquired intangible assets; (viii) risks associated with any debt incurred in connection with the financing of the transaction; and (ix) challenges in implementing uniform standards, controls, procedures and policies throughout an acquired business.

We are dependent on the managers of our affiliated resorts to ensure that those properties meet our customers’ expectations.

In addition to stays at our resorts, Vacation Club owners have access to other resorts and hotels as a result of our participation in exchange programs and our other strategic alliances. Accordingly, Vacation Club owners have access to resorts that we do not manage, own or operate. If the managers of a significant number of those properties were to fail to maintain them in a manner consistent with our standards of quality, we may be subject to customer complaints and our reputation and brand could be damaged. In addition, our agreements with these resorts or their owners may expire, be terminated or not be renewed, or may be renegotiated in a manner adverse to us, and we may be unable to enter into new agreements that provide Vacation Club owners with equivalent access to additional resorts, any or all of which could materially adversely impact our business, operating results and financial condition.

The resale market for VOIs could adversely affect our business.

Based on our experience at our resorts and at resorts owned by third parties, we believe that resales of VOIs in the secondary market generally are made at net sales prices below the original customer purchase prices. The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs. Accordingly, the initial purchase price of a VOI may be less attractive to prospective buyers and we compete with buyers who seek to resell their VOIs. While VOI resale clearing houses or brokers currently do not have a material impact on our business, the availability of resale VOIs at lower prices, particularly if an organized and liquid secondary market develops, could adversely affect our level of sales and sales prices, which in turn would adversely affect our business, financial condition and results of operations.

We are subject to the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development.

Real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including:

•	levels of unemployment;
•	levels of discretionary disposable income;

•	levels of consumer confidence;
•	the availability of financing;
•	overbuilding or decreases in demand;
•	interest rates; and
•	federal, state and local taxation methods.

A deterioration in general economic conditions or in the real estate market would have a material adverse effect on our business.

We expect to seek to acquire more real estate inventory in the future. The availability of land for development of resort properties at favorable prices will be critical to our profitability and the ability to cover our significant selling, general and administrative expenses, cost of capital and other expenses. If we are unable to acquire such land or resort properties at a favorable cost, our results of operations may be materially, adversely impacted. The profitability of our real estate development activities is also impacted by the cost of construction, including the costs of materials and labor and other services. Should the cost of construction materials and services rise, the ultimate cost of our future resorts inventory when developed could increase and have a material, adverse impact on our results of operations. We are also exposed to other risks associated with development activities, including, without limitation:

•	adverse conditions in the capital markets may limit our ability to raise capital for completion of projects or for development of future properties;
•

construction delays, zoning and other local, state or federal governmental approvals, cost overruns, lender financial defaults, or natural disasters, such as earthquakes, hurricanes, floods, fires, volcanic eruptions and oil spills, increasing overall construction costs, affecting timing of project completion or resulting in project cancellations;

•

any liability or alleged liability or resulting delays associated with latent defects in design or construction of projects we have developed or that we construct in the future adversely affecting our business, financial condition and reputation;

•	failure by third-party contractors to perform for any reason, exposing us to operational, reputational and financial harm; and
•	the existence of any title defects in properties we acquire.

In addition, the third-party developers from whom we source VOI inventory as part of our capital-light business strategy are exposed to such development-related risks and, therefore, the occurrence of such risks may adversely impact our ability to acquire VOI inventory from them when expected or at all.

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

Our insurance policies may not cover all potential losses.

We maintain insurance coverage for liability, property and other risks with respect to our operations and activities. While we have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary, market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. The cost of insurance may increase and our coverage levels may decrease, which may affect our ability to maintain customary insurance coverage and deductibles at acceptable costs. There is a limit as well as various sub-limits on the amount of insurance proceeds we will receive in excess of applicable deductibles. If an insurable event occurs that affects more than one of our properties, the claims from each affected property may be considered together per policy provisions to determine whether the per occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached. If the limits or sub-limits are exceeded, each affected property may only receive a proportional share of the amount of insurance proceeds provided for under the policy. Further, certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, and certain environmental matters, may be outside the general coverage limits of our policies, subject to large deductibles, deemed uninsurable or too cost-prohibitive to justify insuring against. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of the affected resort or in some cases may not provide a recovery for any part of a loss. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future marketing, sales or revenue opportunities from the property. Further, we could remain obligated under guarantees or other financial obligations related to the property despite the loss of product inventory, and our VOI owners could be required to contribute toward deductibles to help cover losses.

Adverse outcomes in legal or other regulatory proceedings, including claims of non-compliance with applicable regulations or development-related defects, could adversely affect our financial condition and operating results.

In the ordinary course of business, we are subject to litigation and other legal and regulatory proceedings, which result in significant expenses and devotion of time. In addition, litigation is inherently uncertain and adverse outcomes in the litigation and other proceedings to which we are or may be subject could adversely affect our financial condition and operating results. In addition, liabilities related to our former Bluegreen Communities business that were not assumed by Southstar Development Partners, Inc. (“Southstar”) in connection with Southstar’s purchase of substantially all of the assets which comprised Bluegreen Communities during 2012, including those relating to Bluegreen Communities’ operations prior to the closing of the transaction, remain our responsibility.

We engage third-party contractors to construct our resorts. We also historically engaged third-party contractors to develop the communities within the Bluegreen Communities business. However, customers may assert claims against us for construction defects or other perceived development defects, including, without limitation, structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects and defects in the engineering of amenities. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. We could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable.

Costs associated with litigation, including claims for development-related defects, and the outcomes thereof could adversely affect our liquidity, financial condition and operating results.

Failure to maintain the integrity of internal or customer data could result in faulty business decisions or operational inefficiencies, damage our reputation and/or subject us to costs, fines or lawsuits.

We collect and retain large volumes of internal and customer data, including social security numbers, credit card numbers and other personally identifiable information of our customers in various internal information systems and information systems of our service providers. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee and company data is critical to us. We could make faulty decisions if that data is inaccurate or incomplete. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment as well as the requirements imposed on us by the payment card industry surrounding information, security and privacy is also increasingly demanding, in both the United States and other jurisdictions in which we operate. Our systems may be unable to satisfy changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so.

Our information systems and records, including those we maintain with our service providers, may be subject to security breaches, cyber attacks, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee or company data maintained by us or by a service provider could adversely impact our reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

The proliferation and global reach of social media continues to expand rapidly and could cause us to suffer reputational harm. The continuing evolution of social media presents new challenges and requires us to keep pace with new developments, technology and trends. Negative posts or comments about us, the properties we manage or our brands on any social networking or user-generated review website, including travel and vacation property websites, could affect consumer opinions of us and our products, and we cannot guarantee that we will timely or adequately redress such instances. Inadequate or failed technologies could lead to interruptions in our operations, which may materially adversely affect our business, financial position, results of operations or cash flows.

In addition, conversions to new information technology systems require effective change management processes and may result in cost overruns, delays or business interruptions. If our information technology systems are disrupted, become obsolete or do not adequately support our strategic, operational or compliance needs, our business, financial position, results of operations or cash flows may be adversely affected.

Our technology requires updating, the cost involved in updating the technology may be significant, and the failure to keep pace with developments in technology could impair our operations or competitive position.

The vacation ownership and hospitality industries require the utilization of technology and systems, including technology utilized for sales and marketing, mortgage servicing, property management, brand assurance and compliance, and reservation systems. This technology requires continuous updating and refinements, including technology required to remain competitive and to comply with the legal requirements such as privacy regulations and requirements established by third parties. We are taking steps to update our information technology platform, which has required, and is likely to continue to require, significant capital expenditures. Older systems which have not yet been updated may increase the risk of operational inefficiencies, financial loss and non-compliance with applicable legal and regulatory requirements and we may not be successful in updating such systems in the time frame or at the cost anticipated. Further, as a result of the rapidly changing technological environment, systems which we have put in place or expect to put in place in the near term may become outdated requiring new technology, and we may not be able to replace those systems as quickly as our competition or within budgeted costs and time frames. Further, we may not achieve the benefits that may have been anticipated from any new technology or system.

Our intellectual property rights, and the intellectual property rights of our business partners, are valuable, and the failure to protect those rights could adversely affect our business.

Our intellectual property rights, including existing and future trademarks, trade secrets and copyrights, are and will continue to be valuable and important assets of our business. We believe that our proprietary technology, as well as our other technologies and business practices, are competitive advantages and that any duplication by competitors would harm our business. The measures we have taken to protect our intellectual property may not be sufficient or effective. Additionally, intellectual property laws and contractual restrictions may not prevent misappropriation of our intellectual property. Finally, even if we are able to successfully protect our intellectual property, others may develop technologies that are similar or superior to our technology. We also generate a significant portion of our new sales prospects and leads through arrangements with third parties, including Bass Pro. The failure by these third parties to protect their intellectual property rights could also harm our business.

The loss of the services of our key management and personnel could adversely affect our business.

Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff, and we may not be successful in doing so. If our efforts to retain and attract key management and other personnel are unsuccessful, our business, prospects, results of operations and financial condition may be materially and adversely impacted.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse impact on our operating results and financial condition.

Consolidated financial statements prepared in accordance with GAAP involve making estimates, judgments and assumptions. These estimates, judgments and assumptions include, but are not limited to, those related to future cash flows, which in turn are based upon expectations of future performance given current and projected forecasts of the economy in general and the real estate markets. If any estimates, judgments or assumptions change in the future, including in the event that our performance does not otherwise meet our expectations, we may be required to record impairment charges against our earnings, which could have a material adverse impact on our operating results and financial condition. In addition, GAAP requirements as to how certain estimates are made may result, for example, in asset valuations which ultimately would not be realized if we were to attempt to sell the asset.

The provisional tax impacts resulting from the Tax Cuts and Jobs Act are based on interpretations and assumptions the Company has made. Any changes in interpretations and assumptions or the issuance of additional regulatory guidance may have a material adverse impact on our tax rate in fiscal years 2018 and beyond.

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”), was signed into law, significantly changing the U.S. Internal Revenue Code. These changes include, among other things, lowering the corporate income tax rate, subjecting certain future foreign subsidiary earnings, whether or not distributed, to U.S. tax under a Global Intangible Low-Taxed Income provision, imposing a new alternative “Base Erosion and Anti-Abuse Tax” on U.S. corporations that limits deductions for certain amounts payable to foreign affiliates, imposing significant additional limitations on the deductibility of interest payable to related and unrelated lenders, further limiting deductible executive compensation, and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries through the end of 2017. We continue to analyze how the Tax Reform Act may impact our results of operations.  The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. This continued analysis and resulting uncertainty, along with many of the changes effected pursuant to the Tax Reform Act, may have an adverse or volatile effect on our tax rate in fiscal years 2018 and beyond, thereby affecting our results of operations.

Risks Related to Ownership of Our Common Stock

BBX Capital’s controlling position in our common stock limits our shareholders’ ability to influence corporate matters, including the outcome of director elections and other matters requiring shareholder approval.

BBX Capital holds 90% of our outstanding common stock. As a result of such ownership position, BBX Capital is able to exercise control over all matters requiring shareholder approval, including the election of directors, amendments of our Amended and Restated Articles of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change in control or changes in management and will make the approval of certain transactions impossible without the support of BBX Capital. Alan B. Levan, our Chairman and the Chairman of BBX Capital, and John E. Abdo, our and BBX Capital’s Vice Chairman, may be deemed to control BBX Capital by virtue of their collective ownership of the Class A Common Stock and Class B Common Stock of BBX Capital. The interests of BBX Capital and Mr. Alan Levan and Mr. Abdo may conflict with our interests or the interests of our other shareholders, including that they may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance BBX Capital’s investment, in us or improve BBX Capital’s financial condition, even though such transactions might involve risks to us. In addition, this concentration of ownership could deprive shareholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

Our stock price may be volatile or may decline regardless of our operating performance.

The market price for our common stock may be volatile, and such volatility may be exacerbated by our relatively small public float. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control, including those discussed in this “Risk Factors” section and under “Cautionary Note Regarding Forward-Looking Statements,” as well as the following:

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;
•	the inability to meet the financial estimates of analysts who follow our common stock;
•	strategic actions by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, joint marketing relationships, joint ventures or other transactions;

•	introduction of new products or services by us or our competitors;
•	variations in our quarterly operating results and those of our competitors, including due to seasonal fluctuations;
•	additions or departures of key personnel;
•	general economic and stock market conditions;
•	risks related to our business and industry, including those discussed above;
•	changes in conditions or trends in our industry, markets or customers;
•	regulatory and legal proceedings, investigations and developments;
•	political developments;
•	changes in accounting principles;
•	changes in tax legislation and regulations;
•	terrorist acts;
•	the expiration of contractual lock-up or market standoff agreements;
•	future sales of our common stock or other securities;
•	defaults under agreements governing our indebtedness; and
•	investor perceptions with respect to our common stock relative to other investment alternatives.

The stock markets in general have often experienced volatility that has sometimes been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type may be expensive to defend and may divert our management’s attention and resources from the operation of our business.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation.

As a Securities and Exchange Commission (“SEC”) reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting. We will also be required to provide annual management reports on the effectiveness of our internal control over financial reporting commencing with our Annual Report on Form 10-K for the year ending December 31, 2018. In addition, once we cease to qualify as an emerging growth company, our Annual Reports on Form 10-K (but not earlier than our Annual Report on Form 10-K for the year ending December 31, 2018) will be required to include independent registered public accounting firm attestations of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have dedicated a significant amount of time and resources to implement our internal financial and accounting controls and procedures. Substantial work and expenses may continue to be required to implement, document, assess, test and, as necessary, remediate our system of internal controls.

If our internal control over financial reporting is not effective, if we are not able to issue our financial statements in a timely manner or if we are not able to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner, we will not be able to comply with the periodic reporting requirements of the SEC and the listing requirements of the NYSE. If these events occur, the listing of our common stock on the NYSE could be suspended or terminated and our stock price could materially suffer. In addition, we or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities and to shareholder lawsuits, which could impose significant additional costs on us and divert management attention.

We will incur increased costs as a result of becoming a public company.

As a public company, we will incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.

Our shareholders’ interests may be diluted by future stock issuances.

Pursuant to our Amended and Restated Articles of Incorporation and our Fourth Amended and Restated Bylaws, our board of directors will have the authority, without any action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock or preferred stock. We may issue such capital stock to meet a number of our business needs, including funding any potential acquisitions or other strategic transactions, or pursuant to any equity compensation plans that we may adopt in the future. Stock issuances would reduce the percentage ownership of our then-current shareholders and, in the case of issuances of preferred stock, may result in the interest of our shareholders being subject to the prior rights of holders of that preferred stock.

We may not pay dividends on our common stock in the amounts anticipated, when anticipated, or at all.

During January 2018, our board of directors declared a cash dividend on our common stock of $0.15 per share. We currently intend to continue to pay quarterly cash dividends on our common stock in an amount equal to $0.15 per share. However, any dividends, including the timing and amount thereof, will be at the discretion of our board of directors and will be subject to applicable law and contractual restrictions, including restrictions contained in our credit facilities, and our financial condition, results of operations, available cash, capital requirements, general business conditions and prospects, and other factors that our board of directors may deem relevant. Accordingly, we may not make dividend payments on our common stock in the amount or when anticipated, or at all.

Provisions in our Amended and Restated Articles of Incorporation and our Fourth Amended and Restated Bylaws, as well as provisions of Florida law, might discourage, delay or prevent a change in control or changes in our management and/or depress the trading price of our common stock.

Our Amended and Restated Articles of Incorporation and our Fourth Amended and Restated Bylaws contain, and Florida law contains, provisions that may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares of our common stock, and attempts by our shareholders to replace or remove our management. These provisions include those which:

•

grant our board of directors the authority to issue additional shares of common stock or preferred stock and to fix the relative rights and preferences of the preferred stock (in each case, without any action or vote of our shareholders), which could be used for, among other things, the adoption of a shareholder rights plan if determined to be advisable by our board of directors;

•	permit our board of directors to establish the number of directors and fill any vacancies and newly-created directorships; and
•	specify advance notice procedures that must be complied with by shareholders in order to make shareholder proposals or nominate directors.

As a Florida corporation, we are also subject to the provisions of the Florida Business Corporation Act (the “FBCA”), including those limiting the voting rights of  “control shares.” Under the FBCA, subject to certain exceptions, including mergers and acquisitions effected in accordance with the FBCA, the holder of  “control shares” of a Florida corporation that has (i) 100 or more shareholders, (ii) its principal place of business, its principal office or substantial assets in Florida and (iii) either more than 10% of its shareholders residing in Florida, more than 10% of its shares owned by Florida residents or 1,000 shareholders residing in Florida, will not have the right to vote those shares unless the acquisition of the shares was approved by a majority of each class of voting securities of the corporation, excluding those shares held by interested persons. “Control shares” are defined in the FBCA as shares acquired by a person, either directly or indirectly, that when added to all other shares of the issuing corporation owned by that person, would entitle that person to exercise, either directly or indirectly, voting power within any of the following ranges: (i) 20% or more but less than 33% of all voting power of the corporation’s voting securities; (ii) 33% or more but less than a majority of all voting power of the corporation’s voting securities; or (iii) a majority or more of all of the voting power of the corporation’s voting securities.

Any provision of our governance documents or Florida law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our Fourth Amended and Restated Bylaws has an exclusive forum provision, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees, and a fee-shifting provision, which may discourage the initiation of claims against us or our directors, officers or other employees.

Our Fourth Amended and Restated Bylaws has an exclusive forum provision providing that, unless our board of directors consents to the selection of an alternative forum, the Circuit Court located in Palm Beach County, Florida (or, if such Circuit Court does not have jurisdiction, another Circuit Court located within Florida or, if no Circuit Court located within Florida has jurisdiction, the federal district court for the Southern District of Florida) shall be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of our Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders; (iii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the FBCA, our Amended and Restated Articles of Incorporation or our Fourth Amended and Restated Bylaws (in each case, as amended or amended and restated from time to time); or (iv) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine of the State of Florida (each, a “Covered Proceeding”). Further, the exclusive forum provision provides that if any Covered Proceeding is filed in a court other than a court located within Florida in the name of any shareholder, then such shareholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within Florida in connection with any action brought in any such court to enforce the exclusive forum provision and (ii) having service of process made upon such shareholder in any such enforcement action by service upon such shareholder’s counsel in the action as agent for such shareholder. Unless waived, the exclusive forum provision may limit our shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

Our Fourth Amended and Restated Bylaws also provide us and our officers, directors and other employees with the right, to the fullest extent permitted by applicable law (and unless our board of directors consents to the contrary), to reimbursement of all amounts incurred by us and our officers, directors and other employees, including, without limitation, all attorneys’ fees and other litigation expenses, from any person or entity that initiates or asserts any claim or counterclaim against us or any of our officers, directors or other employees, or joins, offers substantial assistance to or has a direct financial interest in any such claim or counterclaim, if such person or entity does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought. This fee-shifting provision is intended to eliminate or decrease nuisance and frivolous litigation. We intend to apply the fee-shifting provision broadly to all claims and counterclaims, including those relating to derivative actions and other Covered Proceedings, claims under the federal securities laws and claims related to this offering (collectively, “Claims”). In addition, the fee-shifting provision applies to any person or entity which initiates, asserts, joins in, offers substantial assistance to, or has a direct financial interest in, any Claim, including current and prior shareholders (each, a “Claiming Party”). The court issuing a judgment on the merits of a Claim may determine whether the Claiming Party obtained a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought. We intend to interpret this language as broadly as possible and believe it is a very high standard. Specifically, we believe that this standard would require, and we would argue to a court to interpret this standard to require, the Claiming Party to prevail on virtually everything sought in the Claim in order to avoid its reimbursement obligations. As a result, the fee-shifting provision may discourage lawsuits against us and our directors, officers and other employees, including those that might otherwise benefit us or our shareholders, or increase the costs thereof to any Claiming Party.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may cause the market price of our common stock to decline.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. These sales, or the perception that these sales might occur, could depress the market price of our common stock and make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Including shares sold by BBX Capital pursuant to the underwriters exercise of its option to purchase additional shares during December 2017, a total of approximately 7.5 million shares of our common stock were sold in the initial public offering of our common stock during November 2017. Other than a limited number of shares that were sold to our directors and executive officers, the shares sold in our initial public offering are freely tradable without restriction under the Securities Act. In addition, in connection with our initial public offering, we, our directors and executive officers and BBX Capital agreed with the underwriters, subject to certain exceptions, not to sell any shares of our common stock for 180 days after the date of the prospectus related to the initial public offering without the prior consent of the representatives of the underwriters. Such 180-day period will expire in May 2018. The representatives of the underwriters may, in their sole discretion, release all or any portion of the shares of our common stock from such lock-up restrictions. Upon the expiration or waiver of such lock-up agreements, the shares covered thereby will be eligible for resale, subject to volume, manner of sale and other limitations set forth in Rule 144 under the Securities Act. If our shareholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, including as any restrictions on resale end, there could be an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

In the future, we may also issue shares of our common stock in connection with investments or acquisitions or pursuant to any equity compensation plans that we may adopt. The number of shares of our common stock issued in connection with an investment or acquisition or pursuant to equity compensation plans could be material. Any issuance of additional shares of our common stock would result in dilution to our shareholders.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our common stock to decline. Moreover, if one or more of our analysts who cover our Company downgrades our common stock, including if our operating results do not meet their or the investor community’s expectations, our stock price could decline.

We are an “emerging growth company” and are permitted to rely on exemptions from disclosure requirements applicable to emerging growth companies and this may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until December 31, 2022, we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one Annual Report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. We have relied, and for so long as we remain an emerging growth company, we are permitted, and intend, to rely, on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include reduced financial disclosure, reduced disclosure obligations regarding executive compensation, exemptions from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on some or all of these exemptions. If investors find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are a “controlled company” within the meaning of the listing standards of the NYSE and, as a result, we qualify for, and may rely on, exemptions from certain corporate governance requirements applicable to non-controlled companies.

As a result of BBX Capital’s controlling position with respect to our common stock, we are a “controlled company” within the meaning of the listing standards of the NYSE. As a “controlled company,” we may elect not to comply with certain corporate governance requirements set forth in the listing standards of the NYSE, including:

•	the requirement that a majority of our board of directors consists of independent directors under the NYSE listing standards;
•

the requirement that nominating and corporate governance matters be decided solely by a nominating/corporate governance committee consisting of independent directors under the NYSE listing standards; and

•	the requirement that employee and officer compensation matters be decided by a compensation committee consisting of independent directors under the NYSE listing standards.

While we currently do not rely on or intend to utilize any of these exceptions, we may, in our board of directors’ discretion, choose to utilize one or more of the exceptions in the future. In that case, our shareholders will not have the same protections as a shareholder of a company that is subject to all of the corporate governance requirements of the NYSE and the market price of our common stock may be adversely affected.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

Our principal executive office is located at 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431, and consists of approximately 120,838 square feet of leased space. At December 31, 2017, we also maintained sales offices at or near 23 of our resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana.  For information regarding resort properties that are a part of our Vacation Club, please see “Item 1. Business - Our Products - Vacation Club Resorts.”

Item 3.   Legal Proceedings.

In the ordinary course of business, we become subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or our other business activities.  We are also subject to certain matters relating to the Bluegreen Communities’ business, substantially all assets of which were sold on May 4, 2012.  Additionally, from time to time in the ordinary course of business, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties, and we receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. We take these matters seriously and attempt to resolve any such issues as they arise.

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these attorneys have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 8.5% in 2017. We also estimate that approximately 9.3% of the total delinquencies on our VOI notes receivable as of December 31, 2017 related to VOI notes receivable subject to these letters. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners.

Reserves are accrued for matters in which our management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  Our management does not believe that the aggregate liability relating to known contingencies in excess of the aggregate amounts accrued will have a material impact on our results of operations or financial condition.  However, litigation is inherently uncertain, and the actual costs of resolving legal claims, including awards of damages, may be substantially higher than the amounts accrued for these claims and may have a material adverse impact on our results of operations or financial condition.

Our management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur. In certain matters, our management is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss.  Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported their claim.

Whitney Paxton and Jeff Reeser, on behalf of themselves and all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Phillip Hicks and Todd Smith, Case No. 3:16-CV-523-HSM-HBG, United States District Court, Eastern District of Tennessee at Knoxville

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also claims that the Defendants terminated plaintiff Whitney Paxton as retaliation for her complaints about alleged violations of the FLSA. The lawsuit seeks damages in the amount of the unpaid compensation owed to the plaintiffs. During July 2017, a magistrate judge entered a report and recommendation that the plaintiffs’ motion to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. During September 2017, the judge accepted the recommendation and granted preliminary approval of class certification. We believe that the lawsuit is without merit and intend to vigorously defend the action.

Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Guillermo Astorga Jr., Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, v. Bluegreen Corporation, Case No.: 9:17-cv-81055, United States District Court, Southern District of Florida

On September 22, 2017, the plaintiffs named in the caption above filed a lawsuit against us which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs allege the making of false representations in connection with our sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The complaint seeks to establish a class of consumers who, since the beginning of the applicable statute of limitations, have purchased VOIs from us, had their annual maintenance fees relating to our VOIs increased, or were unable to roll over their unused points to the next calendar year. The lawsuit alleges damages are in excess of  $5,000,000 and seeks damages in the amount alleged to have been improperly obtained by us, as well as any statutory enhanced damages, attorneys’ fees and costs, and equitable and injunctive relief. On November 20, 2017, we moved to dismiss the complaint and, in response, the plaintiffs filed an amended complaint dropping the claims relating to the Florida Deceptive and Unfair Trade Practices Act and adding claims for fraud in the inducement and violation of the Florida Vacation Plan and Timesharing Act. We filed a motion to dismiss the amended complaint which is currently pending before the court. We believe that the lawsuit is without merit and intend to vigorously defend the action.

Gordon Siu, individually and on behalf of all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Choice Hotels International, Inc., et al., Case No. 3:18-CV-00022, U.S. District Court for the Southern District of California

On January 4, 2018, the plaintiff named in the caption above filed a lawsuit alleging that Bluegreen Vacations and Choice Hotels violated California state privacy laws by recording and/or monitoring a telemarketing call to the plaintiff without his consent. The plaintiff claims the individual making the call requested that the plaintiff provide personal and private information and did not disclose that the call was being recorded until after making such request. The plaintiff seeks certification of a class of persons in California whose telephone conversations were monitored, recorded and/or eavesdropped upon without their consent by us and/or Choice Hotels and damages of $5,000 per violation. We believe that the lawsuit is without merit and intend to vigorously defend the action.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock

Our common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “BXG” since November 17, 2017. Prior to that time, our common stock was not publicly traded.

The number of shareholders of record of our common stock as of March 1, 2018 was 2. The number of record holders does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other nominee holders.

The following table sets forth the quarterly high and low trading prices for our common stock as reported by the NYSE from the inception of trading of our common stock on November 17, 2017 through December 31, 2017.

	Common Stock
	High	Low
Calendar Year 2017
Fourth Quarter (beginning November 17, 2017)	$18.34	$12.50

Dividends

During the years ended December 31, 2017 and 2016, we paid cash dividends of  $40.0 million and $70.0 million, respectively, on our common stock to BBX Capital, our sole shareholder at the time.  During January 2018, our board of directors declared, and we paid, a cash dividend on our common stock of $0.15 per share.  We currently intend to continue to pay quarterly cash dividends on our common stock of $0.15 per share. However, there is no assurance we will continue to pay dividends in such amount or at all in the future. The payment of dividends, including the timing and amount thereof, will be at the discretion of our board of directors and will depend on many factors, including our actual results of operations, financial condition, prospects, available cash and capital requirements, contractual restrictions, restrictions in our credit facilities, economic conditions, and other factors that our board of directors deems relevant. Such factors could differ materially from our current expectations. Without limiting the generality of the foregoing, certain of our credit facilities contain terms which limit the payment of cash dividends on our common stock (including net worth and fixed charge coverage requirements and debt-to-equity ratios), and our future credit facilities may contain similar terms.

See also the “Liquidity and Capital Resources” section of “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our payment of dividends, as well as restrictions pertaining thereto.

Stock Performance Graph

Set forth below is a graph comparing the performance of our common stock against the Standard & Poor’s (“S&P”) MidCap 400 Index and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index (“S&P 1500 Hotel Index”), from November 17, 2017 (the date our common stock commenced trading on the NYSE) through December 31, 2017. The graph tracks the performance of a $100 investment at the market close on November 17, 2017 in our common stock and in the S&P MidCap 400 index and the S&P 1500 Hotel Index (with the reinvestment of all dividends and other distributions). The stock performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The Stock Performance Graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purpose of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

	11/17/2017	12/31/2017
Bluegreen Vacations Corporation	$100.00	$140.50
S&P MidCap 400 Index	100.00	103.09
S&P 1500 Hotel Index	100.00	102.96

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2017.

Use of Proceeds

On November 17, 2017, the initial public offering of our common stock was closed. In the initial public offering, we sold 3,736,723 shares of our common stock at a price of $14.00 per share, less underwriting discounts and commissions. We received net proceeds of approximately $47.3 million from our sale of shares in the initial public offering, after deducting underwriting discounts and commissions and other offering expenses of approximately $1.4 million. In addition, BBX Capital, as selling shareholder, sold 3,736,722 shares of our common stock in the initial public offering, including 974,797 shares sold on December 5, 2017 pursuant to the underwriters exercise of its option to purchase additional shares. We did not receive any proceeds from the sale of shares by BBX Capital. The offer and sale of all of the shares of our common stock in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (Registration No. 333-221062), as amended (the “Registration Statement”), which was declared effective by the SEC on November 16, 2017. Stifel, Nicolaus & Company, Incorporated and Credit Suisse Securities (USA) LLC acted as joint lead book-running managers and as representatives of the underwriters for the initial public offering. Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc. also acted as joint book-running managers.  The offer and sale of the shares pursuant to the Registration Statement has now been terminated as a result of the sale of all of the shares registered pursuant to the Registration Statement.

There has been no material change in the planned use of proceeds from the initial public offering as described in the Prospectus dated November 16, 2017 which formed a part of the Registration Statement.

PART II

Item 6.  Selected Financial Data.

The following tables set forth selected consolidated financial and other data as of the dates and for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2015 has been derived from our audited consolidated balance sheet as of December 31, 2015, which is not included in the Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected in the future.

The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2017	2016	2015
Statement of Operations Data
Sales of VOIs	$239,662	$266,142	$259,236
Fee-based sales commission revenue	229,389	201,829	173,659
Other fee-based services revenues	111,819	103,448	97,539
Interest income	86,876	89,510	84,331
Other income, net	312	1,724	2,883
Total revenues	$668,058	$662,653	$617,648

Net income attributable to shareholder(s) (1)	$125,526	$74,951	$70,304

Per Share Data:
Basic/diluted earnings attributable to shareholder(s)	$1.76	$1.06	$0.99
Cash dividends declared per share	$0.56	$0.99	$0.77

Net income attributable to shareholders for the year ended December 31, 2017 included a one-time, after tax benefit of approximately $47.7 million resulting from the revaluation of our net deferred tax liabilities associated with the enactment of the Tax Cuts and Jobs Act, which permanently lowered the corporate income tax rate from 35% to 21%.

(1)

Net income attributable to shareholders for the year ended December 31, 2017 included a one-time, after tax benefit of approximately $47.7 million resulting from the revaluation of our net deferred tax liabilities associated with the enactment of the Tax Cuts and Jobs Act, which permanently lowered the corporate income tax rate from 35% to 21%.

	As of December 31,
	2017	2016	2015
Balance Sheet Data:
Notes receivable, net	$431,801	$430,480	$415,598
Inventory	281,291	238,534	220,211
Total assets	1,236,424	1,128,632	1,083,151
Total debt obligations - non recourse	336,421	327,358	314,024
Total debt obligations - recourse	255,275	255,057	256,752
Total shareholders' equity	382,231	249,436	244,485

47

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis together with our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Our resort network includes 43 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 213,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to almost 11,000 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within our core demographic.

VOI Sales and Financing

Our primary business is the marketing and selling of deeded VOIs, developed either by us or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at 11,000 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development funding. In 2009, we began selling VOIs on behalf of third-party developers and have successfully diversified from a business focused on capital-intensive resort development to a flexible model with a balanced mix of developed and capital-light inventory. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales require no initial investment or development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. In conjunction with our VOI sales, we also generate interest income by originating loans for qualified purchasing owners. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to approximately 18% per annum. As of December 31, 2017, the weighted-average interest rate on our VOI notes receivable was 15.3%. In addition, we earn fees for various other services that produce recurring, predictable and long-term revenue. For example, we provide title and escrow services for fees in connection with the closing of VOI sales, and we generate fees for mortgage servicing and construction management services.

Resort Operations and Club Management

We enter into management agreements with the HOAs that maintain most of the resorts and earn fees for providing management services to those HOAs and our approximately 213,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. We have not lost any of the 43 Club Resort management contracts. In addition to resort and club management services, we earn fees for various other services that produce recurring, predictable and long term-revenue, including construction management services to third-party developers.

Principal Components Affecting our Results of Operations

Principal Components of Revenues

Fee-Based Sales.  Represent sales of third-party VOIs where we are paid a commission.

JIT Sales.  Represent sales of VOIs acquired from third parties in close proximity to when we intend to sell such VOIs.

Secondary Market Sales.  Represent sales of VOIs acquired from HOAs or other owners, typically in connection with maintenance fee defaults. This inventory is generally purchased at a greater discount to retail price compared to developed VOI sales and JIT sales.

Developed VOI Sales.  Represent sales of VOIs in resorts that we have developed or acquired (not including inventory acquired through JIT and secondary market arrangements).

Financing Revenue.  Represents revenue from the financing of VOI sales, which includes interest income and loan servicing fees. We also earn fees from providing mortgage servicing to certain third-party developers to purchasers of their VOIs.

Resort Operations and Club Management Revenue.  Represents recurring fees from managing the Vacation Club and transaction fees for certain resort amenities and certain member exchanges. We also earn recurring management fees under our management agreements with HOAs for day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative functions.

Other Fee-Based Services.  Represents revenue earned from various other services that produce recurring, predictable and long-term revenue, such as title services.

Principal Components of Expenses

Cost of VOIs Sold. Represents the cost at which our owned VOIs sold during the period were relieved from inventory. In addition to inventory from our VOI business, our owned VOIs also include those that were acquired by us under JIT and secondary market arrangements. Compared to the cost of our developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales will typically be favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired and the resulting change in estimate is recognized. While we believe that there is additional inventory that can be obtained through the secondary market at favorable prices to us in the future, there can be no assurance that such inventory will be available as expected.

Net Carrying Cost of VOI Inventory.  Represents the maintenance fees and developer subsidies for unsold VOI inventory paid or accrued to the HOAs that maintain the resorts. We attempt to offset this expense, to the extent possible, by generating revenue from renting our VOIs and through utilizing them in our sampler programs. We net such revenue from this expense item.

Selling and Marketing Expense.  Represents costs incurred to sell and market VOIs, including costs relating to marketing and incentive programs, tours, and related wages and sales commissions. Revenues from vacation package sales are netted against selling and marketing expenses.

Financing Expense.  Represents financing interest expense related to our receivable-backed debt, amortization of the related debt issuance costs and other expenses incurred in providing financing and servicing loans. Additionally, financing expense includes the administrative costs associated with mortgage servicing activities for our loans and the loans of certain third-party developers.  Mortgage servicing activities include, amongst other things, payment processing, reporting and collections.

Resort Operations and Club Management Expense.  Represents costs incurred to manage resorts and the Vacation Club, including payroll and related costs and other administrative costs to the extent not reimbursed by the Vacation Club or HOAs.

General and Administrative Expense.  Primarily represents compensation expense for personnel supporting our business and operations, professional fees (including consulting, audit and legal fees), and administrative and related expenses.

Key Business and Financial Metrics and Terms Used by Management

Sales of VOIs.    Represent sales of our owned VOIs, including developed VOIs and those acquired through JIT and secondary market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable. In addition to the factors impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the proportion of system-wide sales of VOIs, net sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.

System-wide Sales of VOIs, net.  Represents all sales of VOIs, whether owned by us or a third party immediately prior to the sale. Sales of VOIs owned by third parties are transacted as sales of VOIs in our Vacation Club through the same selling and marketing process we use to sell our VOI inventory. We consider system-wide sales of VOIs, net to be an important operating measure because it reflects all sales of VOIs by our sales and marketing operations without regard to whether we or a third party owned such VOI inventory at the time of sale. System-wide sales of VOIs, net is not a recognized term under GAAP and should not be considered as an alternative to sales of VOIs or any other measure of financial performance derived in accordance with GAAP or to any other method of analyzing our results as reported under GAAP.

Guest Tours.    Represents the number of sales presentations given at our sales centers during the period.

Sale to Tour Conversion Ratio.    Represents the rate at which guest tours are converted to sales of VOIs and is calculated by dividing guest tours by number of VOI sales transactions.

Average Sales Volume Per Guest (“VPG”).    Represents the sales attributable to tours at our sales locations and is calculated by dividing VOI sales by guest tours. We consider VPG to be an important operating measure because it measures the effectiveness of our sales process, combining the average transaction price with the sale-to-tour conversion ratio.

Adjusted EBITDA.    We define Adjusted EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes, loss (gain) on assets held for sale, depreciation and amortization, amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which we own a 51% interest), and items that we believe are not representative of ongoing operating results. For purposes of the Adjusted EBITDA calculation, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the operations of our business.

We consider our total Adjusted EBITDA and our Segment Adjusted EBITDA to be an indicator of our operating performance, and it is used by us to measure our ability to service debt, fund capital expenditures and expand our business. Adjusted EBITDA is also used by companies, lenders, investors and others because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. Adjusted EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

Adjusted EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income (loss) or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing our results as reported under GAAP. The limitations of using Adjusted EBITDA as an analytical tool include, without limitation, that Adjusted EBITDA does not reflect (i) changes in, or cash requirements for, our working capital needs; (ii) our interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness (other than as noted above); (iii) our tax expense or the cash requirements to pay our taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. In addition, our definition of Adjusted EBITDA may not be comparable to definitions of Adjusted EBITDA or other similarly titled measures used by other companies.

Results of Operations

Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015

We evaluate the operations performance of our business segments’ as described in Note 12:  Segment Reporting to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K using Segment Adjusted EBITDA.  See above for a discussion of our definition of Adjusted EBITDA, how management uses it to manage our business and material limitations on its usefulness.  The following tables set forth Segment Adjusted EBITDA, reconciled to consolidated amounts, including net income, our most comparable GAAP financial measure:

	For the Years Ended December 31,
	2017	2016	2015
(dollars in thousands)
Adjusted EBITDA - sales of VOIs and financing	$180,307	$169,068	$165,714
Adjusted EBITDA - resort operations
and club management	39,574	38,517	35,628
Total Segment Adjusted EBITDA	219,881	207,585	201,342
Less: Corporate and other	(71,287)	(69,705)	(69,114)
Total Adjusted EBITDA	$148,594	$137,880	$132,228

	For the Years Ended December 31,
	2017	2016	2015
(dollars in thousands)
Net income attributable to shareholder(s)	$125,526	$74,951	$70,304
Net income attributable to the non-controlling interest
in Bluegreen/Big Cedar Vacations	12,784	9,825	11,705
Adjusted EBITDA attributable to the non-controlling
interest in Bluegreen/Big Cedar Vacations	(12,509)	(9,705)	(11,197)
Loss (gain) on assets held for sale	46	(1,423)	56
Add: One-time special bonus	—	10,000	—
Add: Depreciation	9,632	9,536	9,181
Less: Interest income (other than interest earned
on VOI notes receivable)	(6,874)	(8,167)	(5,652)
Add: Interest expense - corporate and other	12,168	12,505	15,390
Add: Franchise taxes	178	186	130
Add: (Benefit) provision for income taxes	(2,974)	40,172	42,311
Add: Corporate realignment cost	5,836	—	—
Add: One-time payment to Bass Pro	4,781	—	—
Total Adjusted EBITDA	$148,594	$137,880	$132,228

The following tables reconcile gross sales of VOIs, the most comparable GAAP financial measure, to system-wide sales of VOIs, net.

	For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Gross sales of VOIs	$285,796	$310,570	$301,324
Add: Fee-Based sales	330,854	294,822	251,399
System-wide sales of VOIs, net	$616,650	$605,392	$552,723

Adjusted EBITDA and system-wide sales of VOIs, net are not recognized terms under GAAP and should not be considered as an alternative to net income (loss), gross sales of VOIs, or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method of analyzing our results as reported under GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of how we define Adjusted EBITDA and system-wide sales of VOIs, net and our reasons for providing information regarding such non-GAAP financial measures in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2017	2016	2015
Other Financial Data:
System-wide sales of VOIs, net	$616,650	$605,392	$552,723
Total Adjusted EBITDA	$148,594	$137,880	$132,228
Adjusted EBITDA - sales of VOIs and financing	$180,307	$169,068	$165,714
Adjusted EBITDA - resort operations
and club management	$39,574	$38,517	$35,628
Number of Bluegreen Vacation Club /
Vacation Club Associate resorts
at period end	67	65	65
Total number of sale transactions	40,705	45,340	43,576
Average sales volume per guest	$2,479	$2,263	$2,381

For the year ended December 31, 2017 compared to the year ended December 31, 2016

Sales of VOIs and Financing

	For the Years Ended December 31,
	2017		2016
	Amount	% of System- wide sales of VOIs(5)	Amount	% of System- wide sales of VOIs(5)
(dollars in thousands)
Developed sales (1)	$296,486	48%	$394,745	65%
Secondary Market sales	182,108	30	164,991	27
Fee-Based sales	330,854	54	294,822	49
JIT sales	45,982	7	39,626	7
Less: Equity trade allowances (6)	(238,780)	(39)	(288,792)	(48)
System-wide sales of VOIs, net	616,650	100%	605,392	100%
Less: Fee-Based sales	(330,854)	(54)	(294,822)	(49)
Gross sales of VOIs	285,796	46	310,570	51
Estimated uncollectible VOI
notes receivable (2)	(46,134)	(16)	(44,428)	(14)
Sales of VOIs	239,662	39	266,142	44
Cost of VOIs sold (3)	(17,439)	(7)	(27,346)	(10)
Gross profit (3)	222,223	93	238,796	90
Fee-Based sales commission revenue (4)	229,389	69	201,829	68
Financing revenue, net of financing expense	61,659	10	60,290	10
Other fee-based services - title operations, net	9,963	2	8,722	1
Net carrying cost of VOI inventory	(4,220)	(1)	(6,847)	(1)
Selling and marketing expenses	(319,211)	(52)	(314,039)	(52)
General and administrative expenses - sales and marketing	(34,869)	(6)	(26,024)	(4)
Operating profit - sales of VOIs and financing	164,934	27%	162,727	27%
Add: Depreciation	6,270		6,341
Add: Corporate realignment cost	4,322		—
Add: One-time payment to Bass Pro	4,781		—
Adjusted EBITDA - sales of VOIs and financing	$180,307		$169,068

(1)	Developed VOI sales represent sales of VOIs acquired or developed by us under our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not of system-wide sales of VOIs, net).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not of system-wide sales of VOIs, net).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not of system-wide sales of VOIs, net).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, net, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs.  Sales of VOIs were $239.7 million and $266.1 million during the years ended December 31, 2017 and 2016, respectively. Gross sales of VOIs were reduced by $46.1 million and $44.4 million during the years ended December 31, 2017, and 2016, respectively, for estimated future uncollectible notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing and newly originated loans. Our estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 16% and 14% during the years ended December 31, 2017 and 2016, respectively.  The percentage of our sales which were realized in cash within 30 days from sale decreased to 39% during the year ended December 31, 2017 from 41% during the year ended December 31, 2016.  This resulted in an increase in the portion of such sales requiring an estimate of losses for uncollectible VOI notes receivable.  We have in recent years experienced an increase in our default rates. We believe that a significant portion of the default increase in recent years is due in part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See “Item 3. Legal Proceedings” for additional information regarding such letters and actions taken by us in connection therewith. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the proportion of system-wide sales of VOIs, net sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

System-wide sales of VOIs, net.   System-wide sales of VOIs, net were $616.7 million and $605.4 million during the years ended December 31, 2017 and 2016, respectively. This growth reflected an increase in the average sales price (per transaction), partially offset by a decrease in the number of guest tours and the sale-to-tour conversion ratio. The average sales price per transaction increased by 12% for the year ended December 31, 2017 compared to the year ended December 31, 2016. During 2017, we began screening the credit qualifications of potential marketing guests, resulting in a higher average transaction price, higher VPG, and a lower number of tours in the year ended December 31, 2017. We believe our screening of marketing guests will ultimately result in improved efficiencies in our sales process, however this has not yet occurred and there is no assurance that efficiencies will be achieved.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction.  We manage which VOIs are sold based on several factors, including the needs of fee-based clients, our debt service requirements and default resale requirements under term securitization and similar transactions. These factors contribute to fluctuations in the amount of sales by category from period to period.

The following table sets forth certain information for system-wide sales of VOIs, net for 2017 and 2016.  The information is provided before giving effect to the deferral of VOI sales in accordance with GAAP:

	For the Year Ended December 31,
	2017	2016	% Change

Number of sales offices at period-end	23	23	—
Number of active sales arrangements with third-party clients at period-end	16	18	(11)
Total number of VOI sales transactions	40,705	45,340	(10)
Average sales price per transaction	$15,365	$13,727	12
Number of total guest tours	252,257	274,987	(8)
Sale-to-tour conversion ratio– total marketing guests	16.1%	16.5%	(2)
Number of new guest tours	162,083	190,235	(15)
Sale-to-tour conversion ratio– new marketing guests	13.4%	13.5%	(1)
Percentage of sales to existing owners	49.4%	46.0%	7
Average sales volume per guest	$2,479	$2,263	10

The average default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	Year Ended December 31,
	2017	2016

Average annual default rates	8.50%	7.50%

	As of December 31,
	2017	2016

Delinquency rates	3.04%	3.30%

See “Item 3.  Legal Proceedings” for information regarding letters we have received from attorneys who purport to represent VOI owners and who have encouraged VOI owners to become delinquent and ultimately default on their obligations, which have had an adverse impact on our delinquency and default rates.

Cost of VOIs Sold.  During the years ended December 31, 2017 and 2016, cost of VOIs sold was $17.4 million and $27.3 million, respectively, and represented 7% and 10%, respectively, of sales of VOIs. During 2017, we increased the average selling price of VOIs by approximately 4%. As a result of this pricing change, we also increased our estimate of total gross margin that will be generated on the sale of our VOI inventory under the relative sales value method. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during the second quarter of 2017, we recognized a benefit to cost of VOIs sold of $5.1 million ($3.1 million net of tax). Further, in September 2016, we increased the selling price of our VOIs by 5%. Accordingly, during the third quarter of 2016, we recognized a benefit to cost of VOIs sold of $5.6 million ($3.4 million net of tax).

Fee-Based Sales Commission Revenue.  During the years ended December 31, 2017 and 2016, we sold $330.9 million and $294.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $229.4 million and $201.8 million, respectively, in connection with those sales. This increase was due primarily to an increase in commission rates with certain of our commission based clients, as well as the factors described above related to the increase in system-wide sales of VOIs, net. We earned an average sales and marketing commission of 69% and 68% during the years ended December 31, 2017, and 2016, respectively. Additionally, the increase in 2017 included an incentive commission of $4.5 million related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement, as compared to a $3.0 million incentive commission earned in 2016.

Financing Revenue, Net of Financing Expense — Sales of VOIs.  During the years ended December 31, 2017 and 2016, financing revenue, net of financing expense related to the sale of VOIs were $61.7 million and $60.3 million, respectively. The increase is a result of our lower cost of borrowing and an increase in our VOI notes receivable portfolio, in connection with introduction of “risk-based pricing” pursuant to which buyer’s interest rates are determined based on their FICO score at the point of sale.  As a result, we have realized 2017 loan originations (after 30-day payoffs same as cash), with a weighted average FICO score of 724 compared to 716 for 2016. Revenues from mortgage servicing during the years ended December 31, 2017 and 2016 of $5.2 million and $3.8 million, respectively, are included in financing revenue, net of mortgage servicing expenses of  $5.4 million and $6.1 million during the years ended December 31, 2017 and 2016, respectively.

Other Fee-Based Services — Title Operations, net.  During the years ended December 31, 2017 and 2016, revenue from our title operations was $14.7 million and $13.8 million, respectively, which was partially offset by expenses directly related to our title operations of $4.8 million and $5.1 million, respectively.

Net Carrying Cost of VOI Inventory. The carrying cost of our inventory was $16.2 million and $16.8 million during the years ended December 31, 2017 and 2016, respectively, which was partly offset by rental and sampler revenues of $12.0 million and $9.9 million, respectively. The decrease in carrying costs is a result of our capital-light business activities and an increase in sampler revenues.

Selling and Marketing Expenses.  Selling and marketing expenses were $319.2 million and $314.0 million during the years ended December 31, 2017 and 2016, respectively. The increase in selling and marketing expense was primarily due to increased costs from the implementation of screening the credit qualifications of potential marketing guests, including the expense of fulfillment costs associated with those guests, offset by an increase in the average sales volume per guest. As a percentage of system-wide sales of VOIs, net, selling and marketing expenses were 52% during each of the years ended December 31, 2017 and 2016.  Selling and marketing expenses vary as a percentage of sales from period to period based in part on the relative proportion of marketing methods utilized during such periods, most notably the percentage of sales to our existing owners, which has a relatively lower cost compared to other methods.

General and Administrative Expenses — Sales and Marketing Operations.  General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $34.9 million and $26.0 million during the years ended December 31, 2017 and 2016, respectively. As a percentage of system-wide sales of VOIs, net, general and administrative expenses directly attributable to sales and marketing operations were 6% and 4% during the years ended December 31, 2017 and 2016.  On October 9, 2017, Bass Pro raised an issue regarding the computation of the sales commissions paid to it on the sale of VOIs. In response to the request from Bass Pro, we made a payment of approximately $4.8 million to Bass Pro during the fourth quarter of 2017 in connection with this matter. While we believe that the amount previously paid was consistent with the terms and intent of the parties’ agreements, the resolution of that issue could result in a future increase in our marketing costs. The increase in general administrative expenses during the period primarily related to this $4.8 million payment, but the increase also reflects accrued severance of $2.9 million payable by us pursuant to an agreement we entered into with an executive during September 2017 in connection with his retirement.  This $2.9 million amount is included in the corporate realignment costs within the Sales of VOIs and Financing segment. See “Liquidity and Capital Resources” for additional information.

Resort Operations and Club Management

	For the Years Ended December 31,
(dollars in thousands)	2017		2016
Resort operations and club management revenue	$97,077		$89,610
Resort operations and club management expense	(59,337)		(52,516)
Operating profit - resort operations and club management	37,740	39%	37,094	41%
Depreciation	1,579		1,423
Corporate realignment cost	255		—
Adjusted EBITDA - resort operations and club management	$39,574		$38,517

Resort Operations and Club Management Revenue.  Resort operations and club management revenue increased 8% during the year ended December 31, 2017 as compared to the year ended December 31, 2016. We provide management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with our management services, we also manage the Vacation Club reservation system, provide services to owners and perform billing and collections services to the Vacation Club and certain HOAs. The resort properties we managed increased from 46 as of December 31, 2016 to 48 as of December 31, 2017 due to new resorts under management in Charleston, South Carolina and Banner Elk, North Carolina. Resort operations and club management revenues increased during 2017 compared to 2016 primarily as a result of such increase in the number of managed resorts and an increase in the number of owners in the Vacation Club. Additionally, we generate revenues from our Traveler Plus program, and  an increase in food and beverage and other retail operations. We also earn commissions from providing rental services to third parties and fees from managing the construction activities of certain of our fee based third-party developer clients.

Resort Operations and Club Management Costs. During 2017, cost of other fee-based services increased 13% compared to 2016. This increase is primarily due to the higher costs associated with programs provided to VOI owners and increased costs of providing management services as a result of the higher service volumes described above.

Corporate and Other

	For the Years Ended December 31,
(dollars in thousands)	2017	2016
General and administrative expenses - corporate and other	$(62,701)	$(72,652)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(12,509)	(9,705)
Other income, net	312	1,724
Add: One-time special bonus	—	10,000
Add: Financing revenue -corporate and other	7,219	8,560
Less: Interest income (other than interest earned on VOI notes receivable)	(6,874)	(8,167)
Franchise taxes	178	186
Loss (gain) on assets held for sale	46	(1,423)
Depreciation	1,783	1,772
Corporate realignment cost	1,259	—
Corporate and other	$(71,287)	$(69,705)

General and Administrative Expenses — Corporate and Other.  General and administrative expenses directly attributable to corporate overhead were $62.7 million and $72.7 million during the years ended December 31, 2017 and 2016, respectively. The decrease in 2017 was primarily due to special bonuses totaling $10.0 million, which were paid to certain of our employees in June 2016, with no such special bonuses paid in 2017.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations.  We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to BC LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $12.5 million and $9.7 million during the years ended December 31, 2017 and 2016, respectively.

For the year ended December 31, 2016 compared to the year ended December 31, 2015

Sales of VOIs and Financing

	For the Years Ended December 31,
	2016		2015
	Amount	% of System- wide sales of VOIs(5)	Amount	% of System- wide sales of VOIs(5)
(dollars in thousands)
Developed sales (1)	$394,745	65%	$424,304	77%
Secondary Market sales	164,991	27	138,487	25
Fee-Based sales	294,822	49	251,399	45
JIT sales	39,626	7	27,593	5
Less: Equity trade allowances (6)	(288,792)	(48)	(289,060)	(52)
System-wide sales of VOIs, net	605,392	100%	552,723	100%
Less: Fee-Based sales	(294,822)	(49)	(251,399)	(45)
Gross sales of VOIs	310,570	51	301,324	55
Estimated uncollectible VOI
notes receivable (2)	(44,428)	(14)	(42,088)	(14)
Sales of VOIs	266,142	44	259,236	47
Cost of VOIs sold (3)	(27,346)	(10)	(22,884)	(9)
Gross profit (3)	238,796	90	236,352	91
Fee-Based sales commission revenue (4)	201,829	68	173,659	69
Financing revenue, net of financing expense	60,290	10	55,131	10
Other fee-based services - title operations, net	8,722	1	9,387	2
Net carrying cost of VOI inventory	(6,847)	(1)	(7,046)	(1)
Selling and marketing expenses	(314,039)	(52)	(284,351)	(51)
General and administrative expenses - sales and marketing	(26,024)	(4)	(23,403)	(4)
Operating profit - sales of VOIs and financing	162,727	27%	159,729	29%
Add: Depreciation	6,341		5,985
Adjusted EBITDA - sales of VOIs and financing	$169,068		$165,714

(1)	Developed VOI sales represent sales of VOIs acquired or developed by us under our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not of system-wide sales of VOIs, net).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not of system-wide sales of VOIs, net).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not of system-wide sales of VOIs, net).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, net, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs.  Sales of VOIs were $266.1 million and $259.2 million during the years ended December 31, 2016 and 2015, respectively. In addition to the factors described below impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the proportion of system-wide sales of VOIs, net sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.  Gross sales of VOIs were reduced by $44.4 million and $42.1 million during the years ended December 31, 2016, and 2015, respectively, for estimated future uncollectible notes receivable. Our estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 14% during each of the years ended December 31, 2016 and 2015.

System-wide sales of VOIs, net.  System-wide sales of VOIs, net were $605.4 million and  $552.7 million during the years ended December 31, 2016 and 2015, respectively. This growth reflected an increase in the number of tours and the average price per transaction partially offset by a decrease in the sale-to-tour conversion ratio.  During the year ended December 31, 2016, the number of tours increased 16% and the number of new prospect tours increased 22% compared to the year ended December 31, 2015. This increase reflects efforts to expand marketing to new sales prospects. The average sales price per transaction increased by 6% for the year ended December 31, 2016 compared to the year ended December 31, 2015. We estimate that system-wide sales were adversely impacted by approximately $6.3 million as a result of Hurricane Matthew and the Tennessee wildfires in 2016.

The following table sets forth certain information for system-wide sales of VOIs, net for 2016 and 2015.  The information is provided before giving effect to the deferral of VOI sales in accordance with GAAP:

	For the Year Ended December 31,
	2016	2015	% Change

Number of sales offices at period-end	23	23	—
Number of active sales arrangements with third-party clients at period-end	18	15	20
Total number of VOI sales transactions	45,340	43,576	4
Average sales price per transaction	$13,727	$12,962	6
Number of total guest tours	274,987	237,208	16
Sale-to-tour conversion ratio– total marketing guests	16.5%	18.4%	(10)
Number of new guest tours	190,235	156,554	22
Sale-to-tour conversion ratio– new marketing guests	13.5%	14.9%	(9)
Percentage of sales to existing owners	46.0%	48.2%	(5)
Average sales volume per guest	$2,263	$2,381	(5)

The average default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	Year Ended December 31,
	2016	2015

Average annual default rates	7.50%	6.90%

	As of December 31,
	2016	2015

Delinquency rates	3.30%	3.30%

See “Item 3. Legal Proceedings” for information regarding letters we have received from attorneys who purport to represent VOI owners and who have encouraged VOI owners to become delinquent and ultimately default on their obligations, which have had an adverse impact on our delinquency and default rates.

Cost of VOIs Sold.  During the years ended December 31, 2016 and 2015, cost of VOIs sold was $27.3 million and $22.9 million, respectively, and represented 10% and 9%, respectively, of sales of VOIs. In September 2016, we increased the selling price of our VOIs by 5%. As a result of this pricing change, our management also increased our estimate of total gross margin generated on the sale of our VOI inventory. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during the year ended December 31, 2016, we recognized a benefit to cost of VOIs sold of $5.6 million ($3.4 million net of tax).

Fee-Based Sales Commission Revenue.  During the years ended December 31, 2016 and 2015, we sold $294.8 million and $251.4 million, respectively, of third-party VOI inventory under commission arrangements within our capital-light business strategy and earned sales and marketing commissions of $201.8 million and $173.7 million, respectively, in connection with those sales. This increase was due primarily to an increase in the number of commission based clients, as well as the factors described above related to the increase in system-wide sales of VOIs, net. We earned an average sales and marketing commission of 68% and 69% during the years ended December 31, 2016 and 2015, respectively. The higher percentage in 2015 included an incentive commission of $1.1 million related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement

Financing Revenue, Net of Financing Expense — Sales of VOIs.  During the years ended December 31, 2016 and 2015, financing revenue, net of financing expense related to the sale of VOIs were $60.3 million and $55.1 million, respectively. The increase is a result of our lower cost of borrowing and an increase in our VOI notes receivable portfolio. Revenues from mortgage servicing during the years ended December 31, 2016 and 2015 of $3.8 million and $2.7 million, respectively, are included in financing revenue, net of mortgage servicing expenses of  $6.1 million and $5.6 million during the years ended December 31, 2016 and 2015, respectively.

Other Fee-Based Services — Title Operations, net.  During the years ended December 31, 2016 and 2015, revenue from our title operations was $13.8 million and $14.3 million, respectively, which was partially offset by expenses directly related to our title operations of $5.1 million and $4.9 million, respectively.

Net Carrying Cost of VOI Inventory. The carrying cost of our inventory was $16.8 million and $15.3 million during the years ended December 31, 2016 and 2015, respectively, which was partly offset by rental and sampler revenues of $9.9 million and $8.3 million, respectively. The increase during 2016 as compared to 2015 was primarily due to an increase in maintenance fees related to a newly constructed building at Bluegreen/Big Cedar Vacation’s Paradise Point resort that began sales in November 2015, partially offset by an increase in rental revenues and an increased emphasis on our capital-light strategy.

Selling and Marketing Expenses.  Selling and marketing expenses were $314.0 million and $284.4 million during the years ended December 31, 2016 and 2015, respectively. As a percentage of system-wide sales of VOIs, net, selling and marketing expenses were 52% and 51% during the years ended December 31, 2016 and 2015, respectively. This increase was a result of the focus on increasing our marketing efforts to new prospects as opposed to existing owners, which resulted in higher costs per tour from new and expanding marketing channels. Sales to existing owners generally involve lower marketing expenses than sales to new prospects.

General and Administrative Expenses — Sales and Marketing Operations.  General and administrative expenses directly attributable to sales and marketing operations were $26.0 million and $23.4 million during the years ended December 31, 2016 and 2015, respectively. As a percentage of system-wide sales of VOIs, net, general and administrative expenses directly attributable to sales and marketing operations were 4% during both of the years ended December 31, 2016 and 2015.

Resort Operations and Club Management

	For the Years Ended December 31,
(dollars in thousands)	2016		2015
Resort operations and club management revenue	$89,610		$83,256
Resort operations and club management expense	(52,516)		(49,000)
Operating profit - resort operations and club management	37,094	41%	34,256	41%
Depreciation	1,423		1,372
Adjusted EBITDA - resort operations and club management	$38,517		$35,628

Resort Operations and Club Management Revenue.  Resort operations and club management revenues were $89.6 million and $83.3 million during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, we managed 46 and 45 resort properties and hotels, respectively. Resort operations and club management revenue increased primarily as a result of such increase and an increase in the number of owners in the Vacation Club. In January 2015, we sold our Atlantic Palace Resort management contract and recognized a $0.3 million gain, which is included in other income for the year ended December 31, 2015. Additionally, we generate revenues from our Traveler Plus program, and food and beverage and other retail operations. We also earn commissions from providing rental services to third parties and fees from managing the construction activities of certain fee-based clients.

Resort Operations and Club Management Costs.   Resort operations and club management costs were $52.5 million and $49.0 million during the years ended December 31, 2016 and 2015, respectively. This increase was primarily due to the higher costs associated with programs provided to VOI owners and increased costs of providing management services as a result of the higher service volumes described above.

	For the Years Ended December 31,
(dollars in thousands)	2016	2015
General and administrative expenses - corporate and other	$(72,652)	$(63,166)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(9,705)	(11,197)
Other income, net	1,724	2,883
Add: One-time special bonus	10,000	—
Add: Financing revenue -corporate and other	8,560	6,008
Less: Interest income (other than interest earned on VOI notes receivable)	(8,167)	(5,652)
Franchise taxes	186	130
Loss (gain) on assets held for sale	(1,423)	56
Depreciation	1,772	1,824
Corporate and other	$(69,705)	$(69,114)

General and Administrative Expenses — Corporate and Other.  General and administrative expenses directly attributable to corporate overhead were $72.7 million and $63.2 million during the years ended December 31, 2016 and 2015, respectively. The increase in 2016 was primarily due to special bonuses totaling $10.0 million, which were paid to certain of our employees in June 2016, with no comparable 2015 bonuses.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations.  We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to BC LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $9.7 million and $11.2 million during the years ended December 31, 2016 and 2015, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Years Ended December 31,
	2017	2016	2015

Net cash provided by operating activities	$65,970	$101,868	$83,387
Net cash used in investing activities	(14,115)	(7,352)	(88,925)
Net cash provided by (used in) financing activities	1,266	(76,526)	(62,013)
Net increase (decrease) in cash and cash equivalents	$53,121	$17,990	$(67,551)

Cash Flows from Operating Activities

Our operating cash flow decreased $35.9 million during the year ended December 31, 2017 compared to 2016 due in part to $41.0 million of income tax payments in 2017 as compared to $26.8 million of income tax payments in 2016 and increased spending on the acquisition and development of inventory in 2017. During the year ended December 31, 2017, we paid $30.8 million for development expenditures, primarily related to Bluegreen/Big Cedar Vacations, as compared to $17.4 million of development expenditures in 2016 and a $6.1 million payment in 2016 for the purchase of a parcel of land adjacent to our Club 36 Resort in Las Vegas for the future development of VOI inventory. Additionally, we paid $29.8 million for JIT and secondary market inventory purchases in the 2017 period. During 2016, we paid $17.7 million for JIT and secondary market inventory purchases. Cash realized within 30 days of sale decreased to 39% in 2017 from 41% in 2016.

Our operating cash flow increased $18.5 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to decreased spending on the acquisition and development of inventory. During the year ended December 31, 2016, we paid $17.4 million for development expenditures, primarily related to Bluegreen/Big Cedar Vacations, as compared to $30.6 million during the year ended December 31, 2015. Further, operating cash flow increased due to positive cash flow from changes in components of working capital. This increase in operating cash flow was partially offset by lower cash realized within 30 days of sale, from 46% in the year ended December 31, 2015 to 41% in the year ended December 31, 2016, spending of  $17.7 million for inventory acquired in connection with JIT and secondary market arrangements during the year ended December 31, 2016 compared to $15.8 million for inventory purchased in connection with such arrangements during the year ended December 31, 2015 and the purchase during 2016 of a parcel of land adjacent to our Club 36 resort in Las Vegas for $6.1 million, for the future development of VOI inventory.

Cash Flows from Investing Activities

Cash used in investing activities decreased $6.8 million during the year ended December 31, 2017 compared to the same period in 2016, reflecting increased purchases of property and equipment in 2017.

Cash used in investing activities increased $81.6 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an $80.0 million loan made by us to BBX Capital during April 2015.

Cash Flows from Financing Activities

Cash from financing activities increased $77.8 million during the year ended December 31, 2017, primarily due to the $47.3 million of proceeds received from our initial public offering in November 2017, net of related expenses.  Additionally, we paid $40.0 million in dividend payments to BBX Capital during the year ended December 31, 2017 (all of which were paid during the nine months ended September 30, 2017) compared to $70.0 million of dividend payments during 2016.

During the year ended December 31, 2016, cash flows from financing activities decreased $14.5 million compared to the year ended December 31, 2015, primarily due to a $16.0 million increase in dividends paid by us and an increase in payments on existing credit facilities, partially offset by an increase in proceeds from the 2016 Term Securitization compared to the 2015 Term Securitization, as well as the $25.0 million Fifth Third Syndicated Term Loan obtained during the year ended December 31, 2016.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Although more potential customers typically visit our sales offices during the quarters ending in June and September, our ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and required use of the percentage-of-completion method of accounting.

Liquidity and Capital Resources

Our primary sources of funds from internal operations are: (i) cash sales; (ii) down payments on VOI sales which are financed; (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable; (iv) cash from finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs; and (v) net cash generated from sales and marketing fee-based services and other fee-based services, including resorts management operations.

While the vacation ownership business has historically been capital intensive and we may from time to time pursue transactions or activities which may require significant capital investment and adversely impact cash flows, we have generally sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting our capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through  secondary market or JIT  arrangements.

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in our continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been a critical factor in our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Development expenditures during 2018 are expected to be in a range of $55.0 million to $65.0  million, which primarily relate to Bluegreen/Big Cedar Vacations resort and development at our Fountains resort in Orlando, Florida. We expect to seek to acquire or develop additional VOI inventory, which may increase our acquisition and development expenditures as compared to prior periods and may involve or require the incurrence of additional debt.

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOI. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory in 2018 is expected to range from $25.0 million to $30.0 million.

In addition, capital expenditures in connection with sales and marketing facilities as well as information technology capital expenditures are expected to be in a range of $25.0 million to $35.0 million in 2018.

Available funds may also be used to acquire other businesses or assets, invest in other real estate based opportunities, or loan to affiliates or others.

During the years ended December 31, 2017, 2016, and 2015, we paid $40.0 million, $70.0 million, and $54.4 million of cash dividends to BBX Capital, our sole shareholder prior to our initial public offering in November 2017. We intend to pay regular quarterly cash dividends on our common stock, subject to declaration by, and the discretion of, our board of directors and limitations contained in our credit facilities.  On January 23, 2018, we paid a cash dividend of $0.15 per share on our common stock.

In April 2015, our wholly owned subsidiary provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term of the loan. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us to remain in compliance with covenants under our outstanding indebtedness. During the years ended December 31, 2017, 2016, and 2015, we recognized $6.4 million, $8.0 million, and $5.6 million, respectively, of interest income on the loan to BBX Capital.

2017 Term Securitization.  On June 6, 2017, we completed a private offering and sale of approximately $120.2 million of investment-grade, VOI receivable-backed notes (the “2017 Term Securitization”). The 2017 Term Securitization consisted of the issuance of two tranches of VOI receivable-backed notes (the “Notes”): approximately $88.8 million of Class A notes and approximately $31.4 million of Class B notes with interest rates of 2.95% and 3.59%, respectively, which blended to an overall weighted average interest rate of approximately 3.12%. The gross advance rate for this transaction was 88%. The Notes mature in October 2032.

The amount of the VOI notes receivable sold to BXG Receivables Note Trust 2017 (the “Trust”) was approximately $136.5 million, approximately $117.0 million of which was sold to the Trust at closing, and approximately $19.6 million of which was subsequently sold to the 2017 Trust. The gross proceeds of such sales to the Trust were $120.2 million. A portion of the proceeds received were used to: repay KeyBank and DZ $32.3 million, representing all amounts outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility; repay Liberty Bank approximately $26.8 million (including accrued interest) under our existing facility with Liberty Bank; capitalize a reserve fund; and pay fees and expenses associated with the transaction. In April 2017, we, as servicer, redeemed the notes related to BXG Receivables Note Trust 2010-A for approximately $10.0 million, and certain of the VOI notes receivable in such trust were sold to the Trust in connection with the 2017 Term Securitization. The remainder of the proceeds from the 2017 Term Securitization were used for or are expected to be used for general corporate purposes. As a result of the facility repayments described above, immediately after the closing of the 2017 Term Securitization, (i) there were no amounts outstanding under the KeyBank/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2019 and (ii) there was approximately $10.0 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of  $50.0 million on a revolving basis through March 31, 2018, in each case, subject to eligible collateral and the other terms and conditions of the facility. Thus, additional availability of approximately $58.9 million in the aggregate was created under the KeyBank/DZ Purchase Facility and Liberty Bank Facility as a result of the repayments.

While ownership of the VOI notes receivable included in the 2017 Term Securitization is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction. Subject to the performance of the collateral, we will receive any excess cash flows generated by the receivables transferred under the 2017 Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2017 Term Securitization) on a pro-rata basis as borrowers make payments on their notes.

Our level of debt and debt service requirements have several important effects on our operations, including the following: (i) significant debt service cash requirements reduce the funds available for operations and future business opportunities and increase our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures;  (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and may restrict our ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments; and (iv) our leverage position may limit funds available for acquisitions, working capital, capital expenditures, dividends and other general corporate purposes.  Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell its VOI notes receivable.  As of December 31, 2017, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of December 31, 2017		Outstanding Balance as of December 31, 2017		Availability as of December 31, 2017		Advance Period Expiration; Borrowing Maturity as of December 31, 2017	Borrowing Rate; Rate as of December 31, 2017
Liberty Bank Facility (5)	$50,000		$24,990		$25,010		March 2018; November 2020	Prime Rate +0.50%; floor of 4.00%; 5.00%
NBA Receivables Facility (5)	50,000	(1)	44,414	(1)	5,586	(1)	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%; 4.10%
Pacific Western Facility (5)	40,000		18,008	(2)	21,992	(2)	September 2018; September 2021	30 day LIBOR+3.50% to 4.50%; 6.00%
KeyBank/DZ Purchase Facility (5)	80,000		16,144		63,856		December 2019; December 2022	30 day LIBOR +2.75%; 4.31% (3)
Quorum Purchase Facility (5)	50,000		16,771		33,229		June 2018; December 2030	(4)
	$270,000		$120,327		$149,673

(1)	The borrowing limit excludes the $20.0 million borrowing limit under the NBA Line of Credit discussed below.
(2)	The outstanding balance includes $2.7 million outstanding as of December 31, 2017 under the Pacific Western Term Loan discussed below.
(3)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. As described in further detail below, the interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(4)

Of the amounts outstanding as of December 31, 2017, $3.3 million bears interest at a fixed rate of 6.9%, $3.0 million bears interest at a fixed rate of 5.5%, $3.6 million bears interest at a fixed rate of 5.0%, and $6.8 million bears interest at a fixed rate of 4.75%. The interest rate on future borrowings will be set at the time of funding based on rates mutually agreed upon by all parties.

(5)	For further information regarding these credit facilities, refer to Note 8 to the Consolidated Financial Statements herein.

Liberty Bank Facility.   Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period. Pursuant to the terms of the facility, the aggregate maximum outstanding borrowings are $50.0 million.  The revolving credit period was due to expire on January 30, 2018; however, in January 2018, an amendment to the agreement extended the expiration to March 31, 2018. We have signed a non-binding term sheet for a renewal of the Liberty Bank Facility and are negotiating the definitive legal documentation.  There can be no assurance that this renewal will be closed on acceptable terms, if at all.  The Liberty Bank Facility allows future advances of  (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, all of which bear interest at the WSJ Prime Rate plus 0.50% per annum subject to a 4.00% floor. Principal and interest are required to be paid as cash is collected on the pledged receivables, with all outstanding amounts being due in November 2020.

NBA Receivables Facility.   Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”). The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during a revolving credit period expiring in 2020 and allows for maximum borrowings of up to $50 million (inclusive of outstanding borrowings under the NBA Line of Credit).  The maximum borrowings may increase by up to an additional $20 million (to a total of $70 million, at our option); provided, however, that any such increase will result in a corresponding decrease in the maximum borrowings under the NBA Line of Credit. The maturity date for the facility is March 2025.  The interest rate applicable to future borrowings under the NBA Receivables Facility is equal to the 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%). All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The NBA Receivables Facility is cross-collateralized and is subject to cross-default with the NBA Line of Credit.

Pacific Western Facility.  We have a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million (inclusive of outstanding borrowings under the Pacific Western Term Loan), subject to eligible collateral and customary terms and conditions. The revolving advance period expiration date is September 2018, subject to an additional 12-month extension at the option of Pacific Western Bank. Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. Borrowings under the facility bear interest at 30-day LIBOR plus 4.50%. However, on October 19, 2017, the Pacific Western Facility was amended to decrease the interest rate on a portion of future borrowings, to the extent such borrowings are in excess of established debt minimums, to a 30-day LIBOR plus 3.50% to from 30-day LIBOR plus 4.00%. Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance maturing in September 2021, subject to an additional 12-month extension at the option of Pacific Western Bank. The Pacific Western Facility is cross-collateralized and is subject to cross-default with the Pacific Western Term Loan.

KeyBank/DZ Purchase Facility.   We have a VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which permits maximum outstanding financings of $80.0 million, with an advance period expiring in December 2019 and an advance rate of 80%. The KeyBank/DZ Purchase Facility will mature and all outstanding amounts will become due 36 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. The interest rate payable under the facility is the applicable index rate plus 2.75% until the expiration of the revolving advance period and thereafter will be the applicable index rate plus 4.75%. Subject to the terms of the facility, we will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Quorum Purchase Facility.   We and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase, on a revolving basis through June 30, 2018, eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2017, $3.3 million accrues interest at a rate per annum of 6.9%, $3.0 million accrues interest at a rate per annum of 5.5%, $3.6 million accrues interest at a rate per annum of 5.0%, and $6.8 million accrues interest at a rate per annum of 4.75%. The interest rate on future advances made under the Quorum Purchase Facility will be set at the time of funding based on rates mutually agreed upon by all parties. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility. Future advances are subject to a loan purchase fee of 0.50%. The Quorum Purchase Facility becomes due in December 2030. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Credit Facilities for Inventories with Future Availability

NBA Line of Credit.   Bluegreen/Big Cedar Vacations has a revolving line of credit with NBA (the “NBA Line of Credit”) with a borrowing limit of $20 million (subject to decrease as described above in connection with any increase in the borrowing limit under the NBA Receivables Facility). The NBA Line of Credit provides for a revolving advance period expiring in September 2020 and maturity in March 2025, and is secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacations’ the Cliffs at Long Creek Resort. Borrowings under the NBA Line of Credit accrue interest at a rate equal to the one month LIBOR plus 3.25% (with an interest rate floor of 4.75%). Interest payments are paid monthly. Principal payments are effected through release payments upon sales of VOIs in The Cliffs at Long Creek Resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions. The NBA Line of Credit is cross-collateralized and is subject to cross-default with the NBA Receivables Facility described above. As of December 31, 2017, there was $5.1 million outstanding on the NBA Line of Credit.

Pacific Western Term Loan.   We have a non-revolving $2.7 million term loan (the “Pacific Western Term Loan”) with Pacific Western Bank, as successor-by-merger to CapitalSource Bank, secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort. The Pacific Western Term Loan matures in June 2019 and bears interest at 30-day LIBOR plus 5.25%. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of VOIs in the Bluegreen Odyssey Dells Resort that serve as collateral for the Pacific Western Term Loan subject to mandatory principal reductions pursuant to the terms of the loan agreement. The Pacific Western Term Loan is cross-collateralized and is subject to cross-default with the Pacific Western Facility described above.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of December 31, 2017, outstanding borrowings under the facility totaled $43.8 million, including $23.8 million under the Fifth Third Syndicated Term Loan with an interest rate of 4.32%, and $20.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 4.27%.

We also have outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

Commitments

Our material commitments include the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on our sales contracts with customers, subsidy advances to certain HOAs, inventory purchase commitments under JIT arrangements and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of our outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of December 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$24,989	$49,425	$352,852	$(6,148)	$421,118
Lines-of-credit and notes payable	19,871	35,718	46,545	—	(1,940)	100,194
Jr. subordinated debentures (1)	—	—	—	110,827	—	110,827
Inventory purchase commitment	5,749	—	—	—	—	5,749
Noncancelable operating leases	8,168	10,789	8,933	16,572		44,462
Total contractual obligations	33,788	71,496	104,903	480,251	(8,088)	682,350

Interest Obligations (2)

Receivable-backed notes payable	15,334	30,544	26,198	89,397	—	161,473
Lines-of-credit and notes payable	4,502	5,504	1,530	—	—	11,536
Jr. subordinated debentures	7,075	14,149	14,149	92,832	—	128,205
Total contractual interest	26,911	50,197	41,877	182,229	—	301,214
Total contractual obligations	$60,699	$121,693	$146,780	$662,480	$(8,088)	$983,564

(1)	Amounts do not include purchase accounting adjustments for junior subordinated debentures of $40.4 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2017.

In September 2017, we entered into an agreement with an executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling approximately $2.9 million through March 2019 (all of which was accrued as of December 31, 2017). Also, during the second half of 2017, we implemented an initiative designed to streamline our operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance for the year ended December 31, 2017, $1.9 million of which will be paid in 2018. The 2017 Corporate Realignment Initiative resulted in an estimated reduction in our annual salaries and benefits expense of $19.5 million.  We expect to apply a portion of these savings toward additional associates and expenditures for growth-driving initiatives this year, particularly various digital projects including website enhancement, online vacation package booking, virtual reality kiosks, and improvements to our customer relationship management.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2017, 2016 and 2015, we made subsidy payments in connection with these arrangements of $12.6 million, $13.9 million and $15.8 million, included within cost of other fee-based services, respectively. As of December 31, 2017 and December 31, 2016, we had no accrued liability for such subsidies.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of our ongoing business strategy and the ongoing availability of credit. We will continue our efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. We may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, our efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including debt service obligations. To the extent we are unable to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

Our receivables purchase facilities, credit facilities, indentures and other outstanding debt instruments include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, we may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit our ability to raise funds, sell receivables or satisfy or refinance our obligations, or otherwise adversely affect our financial condition and results of operations, as well as our ability to pay dividends. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond our control.

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of December 31, 2017, we sold vacation packages in 68 of Bass Pro’s stores. In exchange, we compensate Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the years ended December 31, 2017, 2016 and 2015, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 15%, 16% and 20%, respectively, of our VOI sales volume. On October 9, 2017, Bass Pro advised us that it believes the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. We previously informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. We believe these chargebacks were appropriate and consistent with the terms and intent of the agreements with Bass Pro, and we are continuing to discuss the matter with Bass Pro. On October 20, 2017, in order to demonstrate our good faith, we paid this amount to Bass Pro pending a resolution of the matter in the ordinary course. We recognized the $4.8 million payment as general and administrative expense during the fourth quarter of 2017. In addition, the resolution of the matter may adversely impact our future marketing expenses.

Off-balance-sheet Arrangements

As of December 31, 2017 and December 31, 2016, we did not have any “off-balance sheet” arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, we evaluate our estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our allowance for credit losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets; the estimate of contingent liabilities related to litigation and other claims and assessments; and deferred income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if different assumptions and conditions were utilized. If actual results differ significantly from our estimates, our results of operations and financial condition could be materially, adversely impacted.

Revenue Recognition and Inventory Cost Allocation

Sales of Real Estate

In accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 970-605, Real Estate-Revenue Recognition, we recognize revenue on VOI sales when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold. We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of VOIs sold. See the further discussion of our policies regarding the estimation of credit losses on our notes receivable below. Should we become unable to reasonably estimate the collectibility of our receivables, we may have to defer the recognition of sales and our results of operations could be negatively impacted.

Under timeshare accounting rules, the buyer’s minimum cash down payment towards the purchase of our VOIs is met only if the cash down payment received, reduced by the value of certain incentives provided to the buyer at the time of sale, is at least 10% of the sales price. If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments, to meet the 10% threshold. Changes to the quantity, type or value of sales incentives that we provide to buyers of our VOIs may increase the number of VOI sales being deferred or extend the period during which a sale is deferred, which could materially adversely impact our results of operations.

In cases where construction and development on our owned resorts has not been substantially completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing any of our projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, which could materially adversely impact our results of operations. Timeshare accounting rules require the use of an industry-specific relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage — the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of repossessed VOI inventory, as a result of the default of the related receivable.

Fee-Based Sales Commissions and Other Revenue

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

Rental and sampler program

Guests complete stays at the resorts.  Rental and sampler program proceeds are classified as a reduction to “Cost of other fee-based services” in our Consolidated Statements of Income and Comprehensive Income.

(1)

In connection with our management of HOAs, among other things, we act as agent for the HOAs to operate the resort as provided under the management agreements.  In certain cases, personnel at the resorts are our employees.  The HOAs bear the costs of such personnel and generally pay us in advance of, or simultaneously with, the payment of payroll. In accordance with ASC 605-45, Overall Considerations of Reporting Revenues Gross as a Principal versus Net as an Agent, reimbursements from the HOAs relating to direct pass-through costs are recorded net of the related expenses.

Carrying Value of Completed VOI Inventory

We carry our completed VOIs at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell.

We capitalize interest expense, real estate taxes and other costs when activities that are necessary to prepare the VOI inventory for its intended use are underway. We cease capitalization of costs during prolonged gaps in development when substantially all activities are suspended or when projects are considered substantially complete.

Carrying Value of VOIs Held for Development, or Under Development, and Long-Lived Asset

We evaluate the recoverability of our long-lived assets, and our real estate properties under development or held for development, if certain trigger events occur. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is written down to our estimated fair value.

Allowance for Credit Losses on VOI Notes Receivable

The allowance for credit losses is related to the notes receivable generated in connection with financing our VOI sales. We use a static pool analysis as a basis for determining our estimated reserve requirements on our VOI notes receivable. The adequacy of the related allowance is determined by management through analyses of several qualitative and quantitative factors requiring judgment, such as economic factors, default trends by origination year and FICO scores of borrowers. Changes in estimates used could result in a material change to our allowance.

Income Taxes

On December 22, 2017, the “Tax Cuts and Jobs Act” was signed into law, which changes accounting and disclosures for income taxes as reported under ASC 740-10, “Income Tax”. ASC Topic 740 provides accounting and disclosure guidance on accounting for income taxes under GAAP and addresses the recognition of taxes upon a change in tax laws or tax rates. In addition to changes or limitations to certain tax deductions, the Tax Cut and Jobs Act permanently lowers the federal corporate tax rate to 21% from the existing maximum rate of 35%.  During December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have all the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act.  This standard is effective for us on January 1, 2018; however, as a result of the reduction of the corporate tax rate to 21%, we are required by GAAP to revalue our deferred tax assets and liabilities as of the date of the enactment, and to account for the resulting tax effects accounted for in the reporting period of enactment.  We recorded a one-time, after tax benefit of approximately $47.7 million during the fourth quarter of 2017 based on such revaluation of our net deferred tax liability. We have recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act. This continued analysis and resulting uncertainty, along with many of the changes effected pursuant to the Tax Reform Act, may have an adverse or volatile effect on our tax rate in fiscal years 2018 and beyond, thereby affecting our results of operations.  We anticipate our future combined federal and state corporate tax rate to be approximately 26% - 28%, but we will continue to evaluate our estimate as more information about the Tax Cuts and Jobs Act becomes available.

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230)– Classifications of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which is intended to clarify the presentation of cash receipts and payments in specific situations. Further in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)- Restricted Cash” (“ASU 2016-18”), which requires entities to show changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows with a reconciliation to the related captions in the balance sheet. These standards became effective for us on January 1, 2018. Our adoption of ASU 2016-15 and ASU 2016-18 did not have a material impact on our consolidated financial statements and is reflected in the audited consolidated financial statements included herein.

Future Adoption of Recently Issued Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” as subsequently amended (“ASU 2014-09”). ASU 2014-09 specifies how and when to recognize revenue from contracts with customers by providing a principle-based framework. ASU 2014-09 also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities have the option to apply the new guidance under a full retrospective approach or a modified retrospective approach with the cumulative effect recognized at the date of initial adoption.  We adopted the new guidance on January 1, 2018 using the full retrospective method to restate each prior period presented beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

In preparation for adoption of ASU 2014-09, we analyzed the potential impact that adopting this standard will have on our consolidated financial statements and related disclosures and our business processes, accounting policies and controls and reached conclusions on key accounting assessments related to the standard. We concluded that adoption will impact the following areas: (i) gross versus net presentation for payroll and insurance premium reimbursements related to resorts managed by us and on behalf of third parties and (ii) the timing of the recognition of VOI revenue related to the removal of certain bright line tests regarding the determination of the adequacy of the buyer’s commitment under existing industry-specific guidance. In addition, we concluded that the recognition of fee-based sales commission revenue, ancillary revenues, and rental revenues will remain materially unchanged.

Adoption of this standard will result in the recognition of additional other fee-based services revenue of $52.6 million and $49.6 million for the years ended December 31, 2017 and 2016, respectively, and an increase in expenses of $53.3 million and $52.6 million for the years ended December 31, 2017 and 2016, respectively, primarily due to the gross presentation for payroll and insurance premiums reimbursements related to resorts managed by us and on behalf of third parties; and the recognition of additional sales of VOIs revenue of $12.6 million and $14.8 million for the years ended December 31, 2017 and 2016, respectively, a decrease in notes receivable, net, of $4.5 million and $4.6 million as of December 31, 2017 and 2016, respectively, a decrease in deferred income of $19.4 million and $17.5 million as of December 31, 2017 and 2016, respectively, and an increase in deferred income taxes of $3.6 million and $4.7 million as of December 31, 2017 and 2016, respectively, due to the timing recognition of VOI revenue related to removal of certain bright line tests regarding the determination of the adequacy of the buyer’s commitment. The cumulative effect impact of adopting the new revenue standard was to increase accumulated retained earnings from the amount originally reported as of January 1, 2016 of $59.8 million to $65.1 million, an adjustment of $5.3 million.  Adoption of the standards related to revenue recognition will not impact the cash from or used in operating, financing, or investing activities on our consolidated cash flow statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This update will require assets and liabilities to be recognized on the balance sheet of a lessee for the rights and obligations created by leases of assets with terms of more than 12 months. For income statement purposes, the update retained a dual model, requiring leases to be classified as either operating or finance based on largely similar criteria to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 also requires extensive quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. This standard will be effective for us on January 1, 2019. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 may have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses.  Further, public entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard will be effective for us on January 1, 2020. Early adoption is permitted beginning on January 1, 2019.  We are currently evaluating the impact that ASU 2016-13 may have on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and risks relating to inflation and changing prices.

Interest Rate Risk

As of December 31, 2017, we had fixed interest rate debt of approximately $381.4 million and floating interest rate debt of approximately $210.3 million. In addition, our notes receivable as of December 31, 2017 were comprised of approximately $549.4 million of notes bearing interest at fixed rates and approximately $1.3 million of notes bearing interest at floating rates. The floating interest rates are subject to floors and are generally based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes generally do not affect the market value of the debt, but do impact earnings and cash flows relating to the debt, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows relating to the debt, assuming other factors are held constant.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to our floating rate debt would be an annual increase of approximately $2.1 million based on December 31, 2017 balances and interest rates. Due to the interest rate floors on our floating rate debt, if interest rates decreased one percentage point, the effect on interest expense related to our floating rate debt would be an annual decrease of approximately $1.4 million based on December 31, 2017 balances and interest rates. In addition, a one percentage point increase or decrease in interest rates would affect the total fair value of our fixed rate debt by an immaterial amount. This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a significant change in interest rates, we may pursue actions in order to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that may be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Risks Relating to Inflation and Changing Prices

Inflation and changing prices have had and may in the future have a material impact on our revenues and results of operations. We have increased the sales prices of our VOIs periodically, including in September 2016 and June 2017, and have from time to time experienced increases in construction and development costs. We may not be able to increase or maintain the current level of our sales prices, and increased construction and development costs may have a material adverse impact on our gross margin. In addition, to the extent that inflation or increased prices for VOIs adversely impacts consumer demand, our results of operations could be adversely impacted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLUEGREEN VACATIONS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bluegreen Vacations Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Bluegreen Vacations Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Fort Lauderdale, Florida

March 7, 2018

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2017	2016

ASSETS
Cash and cash equivalents	$197,337	$144,122
Restricted cash ($19,488 and $21,894 in VIEs at December 31, 2017
and December 31, 2016, respectively)	46,012	46,106
Notes receivable, net ($282,599 and $287,012 in VIEs
at December 31, 2017 and December 31, 2016, respectively)	431,801	430,480
Inventory	281,291	238,534
Prepaid expenses	10,743	8,745
Other assets	52,506	48,099
Intangible assets, net	61,978	61,749
Loan to related party	80,000	80,000
Property and equipment, net	74,756	70,797
Total assets	$1,236,424	$1,128,632

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$22,955	21,769
Accrued liabilities and other	77,317	70,947
Deferred income	36,311	37,015
Deferred income taxes	83,628	126,278
Receivable-backed notes payable - recourse	84,697	87,631
Receivable-backed notes payable - non-recourse (in VIEs)	336,421	327,358
Lines-of-credit and notes payable	100,194	98,382
Junior subordinated debentures	70,384	69,044
Total liabilities	811,907	838,424

Commitments and Contingencies - See Note 10

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 74,734,455 shares issued and outstanding at December 31, 2017 and 70,997,732 shares
issued and outstanding at December 31, 2016 (1)	747	710
Additional paid-in capital	274,366	227,134
Retained earnings	107,118	21,592
Total Bluegreen Vacations Corporation shareholders' equity	382,231	249,436
Non-controlling interest	42,286	40,772
Total shareholders' equity	424,517	290,208
Total liabilities and shareholders' equity	$1,236,424	$1,128,632

(1)

The number of shares of common stock issued and outstanding were based on shares issued in connection with our initial public offering during November 2017 and give effect to the stock split effected in connection therein as if the stock split was effected January 1, 2016.  See Note 1: Organization for further discussion.

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015

Revenues:
Gross sales of VOIs	$285,796	$310,570	$301,324
Estimated uncollectible VOI notes receivable	(46,134)	(44,428)	(42,088)
Sales of VOIs	239,662	266,142	259,236

Fee-based sales commission revenue	229,389	201,829	173,659
Other fee-based services revenue	111,819	103,448	97,539
Interest income	86,876	89,510	84,331
Other income, net	312	1,724	2,883
Total revenues	668,058	662,653	617,648

Costs and expenses:
Cost of VOIs sold	17,439	27,346	22,884
Cost of other fee-based services	68,336	64,479	60,942
Selling, general and administrative expenses	416,970	415,027	373,804
Interest expense	29,977	30,853	35,698
Total costs and expenses	532,722	537,705	493,328

Income before non-controlling interest and
provision for income taxes	135,336	124,948	124,320
(Benefit) provision for income taxes	(2,974)	40,172	42,311
Net income	138,310	84,776	82,009
Less: Net income attributable to non-controlling interest	12,784	9,825	11,705
Net income attributable to Bluegreen Vacations
Corporation Shareholders	$125,526	$74,951	$70,304

Earnings per share attributable to
Bluegreen Vacations Corporation shareholders - Basic and diluted (1)	$1.76	$1.06	$0.99

Weighted average number of common shares:
Basic and diluted (1)	71,448,186	70,997,732	70,997,732

(1)

The calculation of basic and diluted earnings per share were based on shares issued in connection with our initial public offering during November 2017 and give effect to the stock split effected in connection therein as if the stock split is effected January 1, 2015. See Note 1: Organization and Note 15: Earnings Per Share for further discussion.

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Equity Attributable to Bluegreen Shareholder(s)
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings		Equity Attributable to Non-Controlling Interest
70,997,732	Balance at December 31, 2015	$287,682	$710	$227,134	$16,641		$43,197
—	Net Income	84,776	—	—	74,951		9,825
	Member distribution to
—	Non-controlling interest holder	(12,250)	—	—	—		(12,250)
—	Dividends to shareholder	(70,000)	—	—	(70,000)		—
70,997,732	Balance at December 31, 2016	$290,208	710	$227,134	$21,592	—	$40,772
—	Net income	138,310	—	—	125,526		12,784
	Member distribution to
—	Non-controlling interest holder	(11,270)	—	—	—		(11,270)
—	Dividends to shareholder	(40,000)	—	—	(40,000)		—
3,736,723	Issuance of common stock upon initial public offering, net of offering costs (1)	47,269	37	47,232	—		—
74,734,455	Balance at December 31, 2017	$424,517	$747	$274,366	$107,118		$42,286

(1)

The number of shares of common stock issued and outstanding were based on shares issued in connection with our initial public offering during November 2017 and give effect to the stock split effected in connection therein as if the stock split was effected January 1, 2015.  See Note 1: Organization for further discussion

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$138,310	$84,776	82,009
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	14,110	14,272	14,862
Loss (Gain) on disposal of property and equipment	524	(1,046)	(163)
Provision for credit losses	46,149	44,337	42,063
(Benefit) provision for deferred income taxes	(42,650)	15,147	18,522
Changes in operating assets and liabilities:
Notes receivable	(47,470)	(59,219)	(33,394)
Prepaid expenses and other assets	(7,103)	5,280	(14,971)
Inventory	(42,757)	(18,323)	(25,498)
Accounts payable, accrued liabilities and other, and
deferred income	6,857	16,644	(43)
Net cash provided by operating activities	65,970	101,868	83,387

Investing activities:
Purchases of property and equipment	(14,115)	(9,605)	(9,176)
Proceeds from sale of property and equipment	—	2,253	251
Loan to related party, net	—	—	(80,000)
Net cash used in investing activities	(14,115)	(7,352)	(88,925)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	203,001	238,521	220,762
Payments on borrowings collateralized by notes receivable	(195,919)	(227,163)	(224,354)
Proceeds from borrowings under line-of-credit facilities
and notes payable	36,426	45,243	37,141
Payments under line-of-credit facilities and notes payable	(34,851)	(46,269)	(25,618)
Payments of debt issuance costs	(3,390)	(4,608)	(3,784)
Gross proceeds from public offering	48,652	—	—
Payments of public offering costs	(1,383)	—	—
Distributions to non-controlling interest	(11,270)	(12,250)	(11,760)
Dividends paid	(40,000)	(70,000)	(54,400)
Net cash provided by (used in) financing activities	1,266	(76,526)	(62,013)
Net increase (decrease) in cash and cash equivalents
and restricted cash	53,121	17,990	(67,551)
Cash, cash equivalents and restricted cash at the beginning of period	190,228	172,238	239,789
Cash, cash equivalents and restricted cash at end of period	$243,349	190,228	172,238

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$26,244	$27,511	$30,140
Income taxes paid	$41,035	$26,769	$25,699

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

Initial Public Offering

The initial public offering of our common stock was closed on November 17, 2017.  In the initial public offering, we sold 3,736,723 shares of our common stock at the public offering price of $14.00 per share, less underwriting discounts and commissions. We received net proceeds of approximately $47.3 million from our sale of shares in the initial public offering.  In addition, BBX Capital Corporation (NYSE: BBX) (“BBX Capital”), our sole shareholder prior to the initial public offering, sold, as selling shareholder, 3,736,722 shares of our common stock, including 974,797 shares sold on December 5, 2017 pursuant to the underwriters exercise of its option to purchase additional shares, at the public offering price of $14.00 per share, less underwriting discounts and commissions. We did not receive any proceeds from the sale of shares by BBX Capital. BBX Capital continues to own approximately 90% of our outstanding common stock. Our common stock began trading on the New York Stock Exchange (the “NYSE”) on November 17, 2017 under the symbol “BXG.”  In connection with the initial public offering, we effected a 709,977-for-1 stock split. All share and per share amounts herein reflect, or are calculated after giving effect to, such stock split.

Our Business

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Our resort network includes 43 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). We are a sales, marketing, and management company focused on the vacation ownership industry. We market, sell and manage vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations. The resorts in which we market, sell or manage VOIs were either developed or acquired by us, or were developed and are owned by third parties. We earn fees for providing sales and marketing services to third party developers. We also earn fees by providing management services to the Bluegreen Vacation Club (the “Vacation Club”) and home owners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, we provide financing to FICO score-qualified individual purchasers of VOIs, which generates significant interest income.

2.  Basis of Presentation and Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, including Bluegreen/Big Cedar Vacations, LLC (a joint venture in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and our majority voting control of its management committee, (“Bluegreen/Big Cedar Vacations”) and variable interest entities (sometimes referred to herein as “VIEs”) of which we are the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations (Topic 810). We do not consolidate the statutory business trusts formed by us to issue trust preferred securities as these entities represent VIEs in which we are not the primary beneficiary. The statutory business trusts are accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

On November 16, 2009, BBX Capital acquired a controlling interest in us. In connection with the acquisition, our assets and liabilities were measured at fair value as of the date of acquisition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management evaluates our estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; our allowance for credit losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as intangible assets and other long-lived assets; the estimate of contingent liabilities related to litigation and other claims and assessments; and deferred income taxes. Management bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

Cash and Cash Equivalents

We generally invest cash in excess of our immediate operating requirements in short-term time deposits and money market instruments, typically with original maturities at the date of purchase of three months or less. We maintain cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States and Aruba. However, a significant portion of our unrestricted cash is maintained with a single bank and, accordingly, we are subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining our deposits are performed to evaluate and, if necessary, take actions in an attempt to mitigate credit risk.

Restricted Cash

Restricted cash consists primarily of customer deposits held in escrow accounts and cash collected on pledged/secured notes receivable not yet remitted to lenders.

Revenue Recognition

Revenue is recorded for the sale of VOIs, net of a provision for credit losses, in accordance with timeshare accounting guidance. In accordance with the requirements of ASC 970, Real Estate (“ASC 970”), we recognize revenue on VOI sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and we have completed substantially all of our obligations with respect to any development related to the real estate sold.

We believe that we use a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. Our policies regarding the estimation of credit losses on our notes receivable are discussed in further detail under “Notes Receivable” below.

Under timeshare accounting rules, the calculation of the adequacy of a buyer’s commitment for the sale of VOIs requires that cash received towards the purchase of VOIs be reduced by the value of certain incentives provided to the buyer at the time of sale. If after considering the value of the incentives provided, the 10% requirement is not met, the VOI sale, and the related cost and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments, to meet the 10% threshold. Changes to the quantity, type, or value of sales incentives that we provide to buyers of our VOIs may result in additional VOI sales being deferred or extend the period during which a sale is deferred.

In cases where construction and development on our owned resorts has not been substantially completed, we recognize revenue in accordance with the percentage-of-completion method of accounting. Should our estimates of the total anticipated cost of completing any of our projects increase, we may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of our sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are expensed as incurred. Conversely, incremental revenues in excess of incremental carrying costs are recorded as a reduction to the carrying cost of VOI inventory. Incremental carrying costs include costs that have been incurred by us during the holding period of unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory. During each of the years presented, all of our rental revenue and sampler revenue earned was recorded as an offset to cost of other fee-based services, as such amounts were less than the incremental carrying cost.

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

Rental and sampler program

Guests complete stays at the resorts.  Rental and sampler program proceeds are classified as a reduction to “Cost of other fee-based services” in our Consolidated Statements of Income and Comprehensive Income.

(1)

In connection with our management of HOAs, we act as agent for the HOA to operate the resort as provided under the management agreements.  In certain cases, personnel at the resorts are our employees.  The HOAs bear the costs of such personnel and generally pay us in advance of, or simultaneously with, the payment of payroll. In accordance with ASC 605-45, Overall Considerations of Reporting Revenues Gross as a Principal versus Net as an Agent, reimbursements from the HOAs relating to direct pass-through costs are recorded net of the related expenses.

Our cost of other fee-based services consists of the costs associated with the various activities described above, as well as developer subsidies and maintenance fees on our unsold VOIs.

Notes Receivable

Our notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due.  As of December 31, 2017 and December 31, 2016, $12.9 million and $11.4 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income.  After 120 days, our VOI notes receivable are generally written off against the allowance for credit loss.

We record an estimate of expected uncollectible VOI notes receivable as a reduction of revenue at the time we recognize a VOI sale. We estimate uncollectible VOI notes receivable in accordance with timeshare accounting rules. Under these rules, the estimate of uncollectibles is based on historical uncollectibles for similar VOI notes receivable. We use a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of the notes. We also consider whether the historical economic conditions are comparable to current economic conditions, as well as variations in underwriting standards. Additionally, under timeshare accounting rules, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. We review our allowance for credit losses on at least a quarterly basis. Loan origination costs are deferred and recognized over the life of the related notes receivable.

Inventory

Our inventory consists of completed VOIs, VOIs under construction and land held for future VOI development. We carry our completed inventory at the lower of  (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. VOI inventory and cost of sales are accounted for under timeshare accounting rules, which require the use of a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage - the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, we do not relieve inventory for VOI cost of sales related to anticipated credit losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

We also periodically evaluate the recoverability of the carrying amount of our undeveloped or under development resort properties in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), which provides guidance relating to the accounting for the impairment or disposal of long-lived assets. No impairment charges were recorded with respect to VOI inventory during any of the periods presented.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with obtaining financing from third-party lenders and are presented in our Consolidated Balance Sheets as other assets or as a direct deduction from the carrying value of the associated debt liability. These costs are capitalized and amortized to interest expense over the terms of the related financing arrangements. As of December 31, 2017 and 2016, unamortized deferred financing costs totaled $13.4 million and $13.1 million, respectively.  Interest expense from the amortization of deferred financing costs for the years ended 2017, 2016, and 2015 was $3.1 million, $3.1 million and $3.5 million, respectively.

Property and Equipment

Our property and equipment is recorded at acquisition cost.  We record depreciation and amortization in a manner that recognizes the cost of its depreciable assets over their estimated useful lives using the straight-line method.  Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated useful lives of the improvements.

We capitalize the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use.  Capitalization of software developed for internal use commences during the development phase of the project and ends when the asset is ready for its intended use.  Software developed or obtained for internal use is generally amortized on a straight-line basis over 3 to 5 years. Internal use software capitalized costs for each of the years ended December 31, 2017, 2016 and 2015 was $5.3 million, $3.3 million and $2.1 million, respectively.

Intangible Assets

Intangible assets consist of property management contracts with various homeowners associations to manage, service, staff and maintain the property, as well as a lease premium. A majority of our property management contracts have indefinite useful lives and are not amortized, but instead are reviewed for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We amortize the lease premium straight-line over the remaining life of the lease.  We did not record any impairment charges during the years ended December 31, 2017 or 2016.

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying amounts of our long-lived assets under the guidelines of ASC 360. We review the carrying amounts of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized to write-down the carrying value of the asset to the estimated fair value less any costs of disposition.

Deferred Income

We defer VOI revenue, net of direct incremental selling expenses, for sales for which the legal rescission period has expired, but the required revenue recognition criteria described above has not been met.  Additionally, in connection with our sampler programs, we defer revenue, net of direct incremental selling expenses, for guest stays not yet completed. As of December 31, 2017 and 2016, our deferred income was as follows (in thousands):

	As of December 31,
	2017	2016

Deferred sampler program income	$10,056	$11,821
Deferred VOI sales revenue	22,461	21,126
Other deferred income	3,794	4,068
Total	$36,311	$37,015

Income Taxes

Income tax expense is recognized at applicable U.S. or international tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period for income tax purposes.  The tax effects of such differences are reported as deferred income taxes. Valuation allowances are recorded for periods in which the realization of deferred tax assets does not meet a more likely than not standard.

On December 22, 2017, the “Tax Cuts and Jobs Act” was signed into law, which changes accounting and disclosures for income taxes as reported under ASC 740-10, “Income Tax”. ASC Topic 740 provides accounting and disclosure guidance on accounting for income taxes under GAAP and addresses the recognition of taxes upon a change in tax laws or tax rates. In addition to changes or limitations to certain tax deductions, the Tax Cut and Jobs Act permanently lowers the federal corporate tax rate to 21% from the existing maximum rate of 35%.  During December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have all the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act.  This standard is effective for us on January 1, 2018; however, as a result of the reduction of the corporate tax rate to 21%, we are required by GAAP to revalue our deferred tax assets and liabilities as of the date of the enactment, and to account for the resulting tax effects accounted for in the reporting period of enactment.  We recorded a one-time, after tax benefit of approximately $47.7 million during the fourth quarter of 2017 based on such revaluation of our net deferred tax liability. We have recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act. This continued analysis and resulting uncertainty, along with many of the changes effected pursuant to the Tax Reform Act, may have an adverse or volatile effect on our tax rate in fiscal years 2018 and beyond, thereby affecting our results of operations.  We anticipate our future combined federal and state corporate tax rate to be approximately 26% - 28%, but we will continue to evaluate our estimate as more information about the Tax Cuts and Jobs Act becomes available.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. There were no potentially dilutive common shares outstanding during any of the reporting periods.

Advertising Expense

We expense advertising costs, which are primarily marketing costs, as incurred. Advertising expense was $147.1 million, $144.4 million, and $123.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income.

We have entered into marketing arrangements with various third parties.  For the years ended December 31, 2017, 2016, and 2015, sales of VOIs to prospects and leads generated by our marketing arrangement with Bass Pro accounted for approximately 15%, 16% and 20%, respectively, of our total VOI sales volume. There can be no guarantee that we will be able to maintain this agreement in accordance with its terms or extend or renew this agreement on similar terms, or at all.

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update “ASU” 2016-15, “Statement of Cash Flows (Topic 230)– Classifications of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which is intended to clarify the presentation of cash receipts and payments in specific situations. Further in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)- Restricted Cash” (“ASU 2016-18”), which requires entities to show changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows with a reconciliation to the related captions in the balance sheet. These standards became effective for us on January 1, 2018. Our adoption of ASU 2016-15 and ASU 2016-18 did not have a material impact on our consolidated financial statements and is reflected in the audited Consolidated Financial Statements included herein.

Future Adoption of Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” as subsequently amended (“ASU 2014-09”). ASU 2014-09 specifies how and when to recognize revenue from contracts with customers by providing a principle-based framework. ASU 2014-09 also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities have the option to apply the new guidance under a full retrospective approach or a modified retrospective approach with the cumulative effect recognized at the date of initial adoption.  We adopted the new guidance on January 1, 2018 using the full retrospective method to restate each prior period presented beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

In preparation for adoption of ASU 2014-09, we analyzed the potential impact that adopting this standard will have on our consolidated financial statements and related disclosures and our business processes, accounting policies and controls and reached conclusions on key accounting assessments related to the standard. We concluded that the new standard will impact the following areas: (i) gross versus net presentation for payroll and insurance premium reimbursements related to resorts managed by us and on behalf of third parties and (ii) the timing of the recognition of VOI revenue related to the removal of certain bright line tests regarding the determination of the adequacy of the buyer’s commitment under existing industry-specific guidance. In addition, we concluded that the recognition of fee-based sales commission revenue, ancillary revenues, and rental revenues will remain materially unchanged.

Adoption of this standard will result in the recognition of additional other fee-based services revenue of $52.6 million and $49.6 million for the years ended December 31, 2017 and 2016, respectively, and an increase in expenses of $53.3 million and $52.6 million for the years ended December 31, 2017 and 2016, respectively, primarily due to the gross presentation for payroll and insurance premiums reimbursements related to resorts managed by us and on behalf of third parties; and the recognition of additional sales of VOIs revenue of $12.6 million and $14.8 million for the years ended December 31, 2017 and 2016, respectively, a decrease in notes receivable, net, of $4.5 million and $4.6 million as of December 31, 2017 and 2016, respectively, a decrease in deferred income of $19.4 million and $17.5 million as of December 31, 2017 and 2016, respectively, and an increase in deferred income taxes of $3.6 million and $4.7 million as of December 31, 2017 and 2016, respectively, due to the timing recognition of VOI revenue related to removal of certain bright line tests regarding the determination of the adequacy of the buyer’s commitment. The cumulative effect impact of adopting the new revenue standard was to increase accumulated retained earnings from the amount originally reported as of January 1, 2016 of $59.8 million to $65.1 million, an adjustment of $5.3 million.

Expected impacts to Reported Results

Adoption of this standard related to revenue recognition is expected to impact our reported results as follows: (in thousands, except per share data):

	As of and for the Year ended December 31, 2017
	As Reported Herein	New Revenue Standard Adjustment	As Adjusted
Balance Sheet:
Notes receivable, net	$431,801	$(4,507)	$427,294
Deferred income	36,311	(19,418)	16,893
Deferred income taxes	83,628	3,647	87,275
Total shareholders' equity	$424,517	$11,264	$435,781

Income Statement:
Sales of VOIs	$239,662	$12,633	$252,295
Reimbursement revenue	—	52,639	52,639
Cost of reimbursement	—	52,639	52,639
Cost of VOIs sold	17,439	240	17,679
Selling, general and administrative expenses	416,970	453	417,423
Income before non-controlling interest and provision for income taxes	135,336	11,940	147,276
Provision for income taxes	(2,974)	2,464	(510)
Net income	138,310	9,476	147,786
Less: Net income attributable to non-controlling interest	12,784	463	13,247
Net income attributable to Bluegreen Vacations Corporation shareholders	$125,526	$9,013	$134,539
Basic and diluted earnings per share	$1.76	$0.13	$1.89

	As of and for the Year ended December 31, 2016
	As Reported Herein	New Revenue Standard Adjustment	As Adjusted
Balance Sheet:
Notes receivable, net	$430,480	$(4,600)	$425,880
Deferred income	37,015	(17,493)	19,522
Deferred income taxes	126,278	4,734	131,012
Total shareholders' equity	$290,208	$8,160	$298,368

Income Statement:
Sales of VOIs	$266,142	$14,781	$280,923
Reimbursement revenue	—	49,557	49,557
Cost of reimbursement	—	49,557	49,557
Cost of VOIs sold	27,346	1,483	28,829
Selling, general and administrative expenses	415,027	1,572	416,599
Income before non-controlling interest and provision for income taxes	124,948	11,726	136,674
Provision for income taxes	40,172	4,276	44,448
Net income	84,776	7,450	92,226
Less: Net income attributable to non-controlling interest	9,825	401	10,226
Net income attributable to Bluegreen Vacations Corporation shareholders	$74,951	$7,049	$82,000
Basic and diluted earnings per share	$1.06	$0.10	$1.16

Adoption of the standard related to revenue recognition will not impact the cash from or used in operating, financing, or investing activities on our consolidated cash flow statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This update will require assets and liabilities to be recognized on the balance sheet of a lessee for the rights and obligations created by leases of assets with terms of more than 12 months. For income statement purposes, the update retained a dual model, requiring leases to be classified as either operating or finance based on largely similar criteria to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 also requires extensive quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. This standard will be effective for us on January 1, 2019. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 may have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses.  Further, public entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard will be effective for us on January 1, 2020. Early adoption is permitted beginning on January 1, 2019.  We are currently evaluating the impact that ASU 2016-13 may have on our consolidated financial statements.

3.  Notes Receivable

The table below provides information relating to our notes receivable and our allowance for credit losses as of December 31, 2017 and 2016 (dollars in thousands):

	As of December 31,
	2017	2016
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$184,971	$175,123
VOI notes receivable - securitized	364,349	369,259
	549,320	544,382
Allowance for credit losses - non-securitized	(36,965)	(33,173)
Allowance for credit losses - securitized	(81,750)	(82,247)
VOI notes receivable, net	$430,605	$428,962
Allowance as a % of VOI notes receivable	22%	21%

Notes receivable secured by homesites: (1)
Homesite notes receivable	1,329	1,688
Allowance for credit losses	(133)	(170)
Homesite notes receivable, net	$1,196	$1,518
Allowance as a % of homesite notes receivable	10%	10%
Total notes receivable:
Gross notes receivable	$550,649	$546,070
Allowance for credit losses	(118,848)	(115,590)
Notes receivable, net	$431,801	$430,480
Allowance as a % of gross notes receivable	22%	21%

(1)	Notes receivable secured by homesites were originated through a business, substantially all the assets of which were sold by us in 2012.

The weighted-average interest rate on our notes receivable was 15.3% and 15.7% at December 31, 2017 and 2016, respectively.  All of our VOI loans bear interest at fixed rates.  The weighted-average interest rate charged on notes receivable secured by VOIs was 15.3% and 15.7% at December 31, 2017 and 2016, respectively.  Our VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Future principal payments due on our notes receivable (including our homesite notes receivable) as of December 31, 2017 are as follows (in thousands):

2018	$62,360
2019	56,879
2020	59,500
2021	63,061
2022	66,246
Thereafter	242,603
Total	$550,649

Credit Quality for Financed Receivables and the Allowance for Credit Losses

The activity in our allowance for credit losses (including with respect to our homesite notes receivable) was as follows (in thousands):

	For the Year Ended December 31,
	2017	2016
Balance, beginning of year	$115,590	$110,714
Provision for credit losses	46,149	44,337
Less: Write-offs of uncollectible receivables	(42,891)	(39,461)
Balance, end of year	$118,848	$115,590

We hold large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables.  In estimating future credit losses, management does not use a single primary indicator of credit quality but instead evaluates our VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

The following table shows the delinquency status of our VOI notes receivable as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Current	$525,482	$521,536
31-60 days	6,088	6,378
61-90 days	4,897	5,082
Over 91 days (1)	12,853	11,386
Total	$549,320	$544,382

(1)

Includes $7.6 million and $5.3 million as of December 31, 2017 and 2016, respectively, related to VOI notes receivable that, as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for credit losses.

4.  Variable Interest Entities

We sell VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to us and are designed to provide liquidity for us and to transfer the economic risks and benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. We service the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization.

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of December 31, 2017, we were in compliance with all applicable terms under our securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, we analyze our variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. We base our quantitative analysis on the forecasted cash flows of the entity, and base our qualitative analysis on the structure of the entity, including our decision-making ability and authority with respect to the entity, and relevant financial agreements. We also use our qualitative analysis to determine if we must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, we have determined these securitization entities to be VIEs of which we are the primary beneficiary and, therefore, we consolidate the entities into our financial statements.

Under the terms of certain of our VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by us of defaulted notes during 2017, 2016 and 2015 were $9.5 million, $6.5 million and $3.3 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of December 31,
	2017	2016

Restricted cash	$19,488	$21,894
Securitized notes receivable, net	282,599	287,012
Receivable backed notes payable - non-recourse	336,421	327,358

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

5.  Inventory

Our VOI inventory consists of the following (in thousands):

	As of December 31,
	2017	2016

Completed VOI units	$194,503	$156,401
Construction-in-progress	22,334	10,427
Real estate held for future development	64,454	71,706
	$281,291	$238,534

In September 2016, we increased the average selling price of our VOIs by 5% and in June 2017, we increased the average selling price of our VOIs by 4%. As a result of these pricing changes, we also increased our estimate of total gross margin generated on the sale of our VOI inventory. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during 2017 and 2016, we recognized a benefit to cost of VOIs sold of $5.1 million ($3.1 million net of tax) and $5.6 million ($3.4 million net of tax), respectively.

The interest expense reflected in our Consolidated Statements of Income and Comprehensive Income is net of capitalized interest. Interest capitalized to VOI inventory was $1.1 million, $0.4 million and $0.7 million at December 31, 2017, 2016, and 2015 respectively.

6.  Property and Equipment

Our property and equipment consists of the following (dollars in thousands):

		As of December 31,
	Useful Lives	2017	2016

Office equipment, furniture and fixtures	3-14 years	$57,334	$50,524
Land, buildings and building improvements	3-31 years	56,639	56,211
Leasehold improvements	3-14 years	8,168	7,764
Transportation and equipment	5 years	175	193
		122,316	114,692
Accumulated depreciation and amortization		(47,560)	(43,895)
Total		$74,756	$70,797

Depreciation and amortization expense related to our property and equipment was $9.6 million, $9.5 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7.  Intangible Assets

Intangible assets and related amortization expense were as follows (in thousands):

	December 31,
Class	2017	2016
Intangible assets:
Management agreements	$61,708	61,293
Lease premium	2,057	2,057
	63,765	63,350
Accumulated amortization	(1,787)	(1,601)
Total intangible assets	$61,978	61,749

Future Amortization Expense
Year
2018	$133
2019	133
2020	133
2021	133
2022	105
Thereafter	48
$685

8.  Debt

Contractual minimum principal payments required on our debt, net of unamortized discount, by type, for each of the five years subsequent to December 31, 2017 and thereafter are shown below (in thousands):

	Lines-of- credit and notes payable	Recourse receivable- backed notes payable	Non-recourse receivable- backed notes payable	Junior subordinated debentures	Total

2018	$19,871	$—	$—	$—	$19,871
2019	27,336	—	—	—	27,336
2020	8,382	24,989	—	—	33,371
2021	45,272	21,955	—	—	67,227
2022	1,273	11,326	16,144	—	28,743
Thereafter	—	26,427	326,425	110,827	463,679
Unamortized debt issuance costs	(1,940)	—	(6,148)	—	(8,088)
Purchase accounting adjustment	—	—	—	(40,443)	(40,443)
Total	$100,194	$84,697	$336,421	$70,384	$591,696

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders.  Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable) as of December 31, 2017 and 2016 was as follows (dollars in thousands):

	As of December 31,
	2017			2016
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

2013 Notes Payable	$46,500	5.50%	$29,403	$52,500	5.50%	$29,349
Pacific Western Term Loan	2,715	6.72%	9,884	1,727	6.02%	8,963
Fifth Third Bank Note Payable	4,080	4.36%	8,071	4,326	3.62%	9,157
NBA Line of Credit	5,089	4.75%	15,260	2,006	5.00%	8,230
Fifth Third Syndicated LOC	20,000	4.27%	75,662	15,000	3.46%	60,343
Fifth Third Syndicated Term	23,750	4.32%	23,960	25,000	3.46%	20,114
Unamortized debt issuance costs	(1,940)	—	—	(2,177)	—	—
Total	$100,194		$162,240	$98,382		$136,156

2013 Notes Payable.  In March 2013, we issued $75.0 million of senior secured notes (the “2013 Notes Payable”) in a private financing transaction.  The 2013 Notes Payable are secured by certain of our assets, including primarily the cash flows from the residual interests relating to certain term securitizations and the VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.  Pursuant to the terms of the 2013 Notes Payable, we are required to periodically pledge reacquired VOI inventory in the BG Club 36 resort.  We may also pledge additional residual interests from other term securitizations.  In September 2016, the 2013 Notes Payable were amended to reduce the interest rate from 8.05% to 5.50%. The 2013 Notes Payable mature in March 2020.  The terms of the 2013 Notes Payable include certain covenants and events of default, which management considers to be customary for transactions of this type.  The proceeds from the 2013 Notes Payable were used to fund a portion of the consideration paid to our former shareholders in connection with the BBX Capital’s acquisition of our then outstanding shares in April 2013.

Pacific Western Term Loan.  We have a non-revolving $2.7 million term loan (the “Pacific Western Term Loan”) with Pacific Western Bank, as successor-by-merger to CapitalSource Bank, secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort. The Pacific Western Term Loan matures in June 2019 and bears interest at 30-day LIBOR plus 5.25%. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of VOIs in the Bluegreen Odyssey Dells Resort that serve as collateral for the Pacific Western Term Loan subject to mandatory principal reductions pursuant to the terms of the loan agreement. The Pacific Western Term Loan is cross-collateralized and is subject to cross-default with the Pacific Western Facility described below.

Fifth Third Bank Note Payable.  In April 2008, we entered into a note payable with Fifth Third Bank to finance an acquisition of real estate.  The Fifth Third Bank Note Payable matures in August 2021.  Principal and interest on amounts outstanding under the Fifth Third Bank Note Payable are payable monthly through maturity.  The interest rate under the note equals the 30-day LIBOR plus 3.00%.

NBA Line of Credit. Bluegreen/Big Cedar Vacations has a revolving line of credit with NBA (the “NBA Line of Credit”) with National Bank of Arizona (“NBA”).  The NBA Line of Credit allows for a maximum borrowing limit of $20 million (subject to decrease as described below in connection with any increase in the borrowing limit under the NBA Receivables Facility). The NBA Line of Credit provides for a revolving advance period expiring in September 2020 and maturity in September 2022, and is secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacations’ the Cliffs at Long Creek Resort. Borrowings under the NBA Line of Credit accrue interest at a rate equal to the one month LIBOR plus 3.25% (with an interest rate floor of 4.75%). Interest payments are paid monthly. Principal payments are effected through release payments upon sales of VOIs in The Cliffs at Long Creek Resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions. The NBA Line of Credit is cross-collateralized and is subject to cross-default with the NBA Receivables Facility described below.

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In November 2014, we entered into a $25.0 million revolving credit facility with Fifth Third Bank as administrative agent and lead arranger and certain other bank participants as lenders.  In December 2016, we amended and restated the credit and security agreement.  The amended and restated facility is a $100.0 million syndicated credit facility with Fifth Third, as administrative agent and lead arranger and certain other bank participants.  The amended and restated facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”).  Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings and short-term receivables, and will mature in December 2021.  The facility contains covenants and conditions which we consider to be customary for transactions of this type.  Borrowings are used by us for general corporate purposes.  As of December 31, 2017, outstanding borrowings under the facility totaled $43.8 million, including $23.8 million outstanding under the Fifth Third Syndicated Term Loan and $20.0 million of borrowings under the Fifth Third Syndicated Line-of-Credit.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of December 31,
	2017			2016
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility	$24,990	5.00%	$30,472	$32,674	4.25%	$41,357
NBA Receivables Facility	44,414	4.10%	53,730	34,164	3.50-4.00%	40,763
Pacific Western Facility	15,293	6.00%	19,516	20,793	5.14%	27,712
Total	84,697		103,718	87,631		109,832

Receivable-backed notes payable - non-recourse:
KeyBank/DZ Purchase Facility	$16,144	4.31%	$19,866	$31,417	3.67%	$41,388
Quorum Purchase Facility	16,771	4.75-6.90%	18,659	23,981	4.75-6.90%	26,855
2010 Term Securitization	—	—	—	13,163	5.54%	16,191
2012 Term Securitization	23,227	2.94%	25,986	32,929	2.94%	36,174
2013 Term Securitization	37,163	3.20%	39,510	48,514	3.20%	51,157
2015 Term Securitization	58,498	3.02%	61,705	75,011	3.02%	78,980
2016 Term Securitization	83,142	3.35%	91,348	107,533	3.35%	117,249
2017 Term Securitization	107,624	3.12%	119,582	—	—	—
Unamortized debt issuance costs	(6,148)	---	—	(5,190)	—	—
Total	336,421		376,656	327,358		367,994
Total receivable-backed debt	$421,118		$480,374	$414,989		$477,826

Liberty Bank Facility.  Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period. Pursuant to the terms of the facility, the aggregate maximum outstanding borrowings are $50.0 million revolving credit period was due to expire on January 30, 2018; however, in January 2018, an amendment to the agreement extended the expiration to March 31, 2018. We have signed a non-binding term sheet for a renewal of the Liberty Bank Facility and are negotiating the definitive legal documentation.  There can be no assurance that this renewal will be closed on acceptable terms, if at all.  The Liberty Bank Facility allows future advances of  (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, all of which bear interest at the WSJ Prime Rate plus 0.50% per annum subject to a 4.00% floor. Principal and interest are required to be paid as cash is collected on the pledged receivables, with all outstanding amounts being due in November 2020.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with NBA. The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during a revolving credit period expiring in 2020 and allows for maximum borrowings of up to $50 million (inclusive of outstanding borrowings under the NBA Line of Credit).  The maximum borrowings may increase by up to an additional $20 million (to a total of $70 million, at our option); provided, however, that any such increase will result in a corresponding decrease in the maximum borrowings under the NBA Line of Credit. The maturity date for the facility is March 2025.  The interest rate applicable to future borrowings under the NBA Receivables Facility is equal to the 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%). All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The NBA Receivables Facility is cross-collateralized and is subject to cross-default with the NBA Line of Credit.

Pacific Western Facility.  We have a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million (inclusive of outstanding borrowings under the Pacific Western Term Loan), subject to eligible collateral and customary terms and conditions. The revolving advance period expiration date is September 2018, subject to an additional 12-month extension at the option of Pacific Western Bank. Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which management believes are typically consistent with loans originated under our current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. Borrowings under the facility bear interest at 30-day LIBOR plus 4.50%. However, on October 19, 2017, the Pacific Western Facility was amended to decrease the interest rate on a portion of future borrowings, to the extent such borrowings are in excess of established debt minimums, to 30-day LIBOR plus 3.50% to 4.00%. Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance maturing in September 2021, subject to an additional 12-month extension at the option of Pacific Western Bank. The Pacific Western Facility is cross-collateralized and is subject to cross-default with the Pacific Western Term Loan described above.

KeyBank/DZ Purchase Facility.  We have a VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which permits maximum outstanding financings of $80.0 million, with an advance period expiring in December 2019 and an advance rate of 80%. The KeyBank/DZ Purchase Facility will mature and all outstanding amounts will become due 36 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. The interest rate payable under the facility is the applicable index rate plus 2.75% until the expiration of the revolving advance period and thereafter will be the applicable index rate plus 4.75%. Subject to the terms of the facility, we will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Quorum Purchase Facility.  We and Bluegreen/Big Cedar Vacations have a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). Pursuant to which Quorum agreed to purchase, on a revolving basis through June 30, 2018, eligible timeshare receivables in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. Amounts currently outstanding under the Quorum Purchase Facility accrue interest at interest rates ranging from 4.75% to 6.90% per annum. The interest rate on future advances made under the Quorum Purchase Facility will be set at the time of funding based on rates mutually agreed upon by all parties. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility.  Future advances are also subject to a loan purchase fee of 0.50%. The Quorum Purchase Facility becomes due in December 2030. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest, and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans. While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse and is not guaranteed by us.

As of December 31, 2017, $16.8 million was outstanding under the Quorum Purchase Facility, all of which relates to Bluegreen/Big Cedar Vacations.

2016 Term Securitization. On March 17, 2016, we completed a private offering and sale of $130.5 million of investment-grade, timeshare receivable-backed notes (the “2016 Term Securitization”). The 2016 Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes (the “Notes”): $95.7 million of Class A and $34.8 million of Class B notes with note interest rates of 3.17% and 3.86%, respectively, which blended to an overall weighted-average note interest rate of 3.35%. The gross advance rate for this transaction was 90%. The Notes mature in July 2031.

The amount of the timeshare receivables sold to BXG Receivable Note Trust 2016 (the “2016 Trust”) was $145.0 million, $122.3 million of which was sold to the 2016 Trust at closing and $22.7 million of which was subsequently sold to the 2016 Trust. The gross proceeds of such sales to the 2016 Trust were $130.5 million. A portion of the proceeds were used to: repay the KeyBank/DZ Purchase Facility a total of $49.0 million, representing all amounts then outstanding under the facility (including accrued interest); repay $24.2 million under the Liberty Bank Facility, which includes accrued interest; capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2016 Term Securitization, we, as a servicer, funded $11.3 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2007-A, and certain of the timeshare loans in such trust were sold to the 2016 Trust in connection with the 2016 Term Securitization. In April 2016, we, as a servicer, funded $6.1 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2008-A, and certain of the timeshare loans in such trust were sold to the 2016 Trust in connection with the 2016 Term Securitization. The remainder of the net proceeds from the 2016 Term Securitization of $36.0 million were used for general corporate purposes.

While ownership of the timeshare receivables included in the 2016 Term Securitization was transferred and sold for legal purposes, the transfer of these timeshare receivables was accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction. Subject to the performance of the collateral, we will receive any excess cash flows generated by the receivables transferred under the 2016 Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2016 Term Securitization) on a pro-rata basis as borrowers make payments on their timeshare loans.

2017 Term Securitization.  On June 6, 2017, we completed a private offering and sale of approximately $120.2 million of investment-grade, VOI receivable-backed notes (the “2017 Term Securitization”). The 2017 Term Securitization consisted of the issuance of two tranches of VOI receivable-backed notes (the “Notes”): approximately $88.8 million of Class A notes and approximately $31.4 million of Class B notes with note interest rates of 2.95% and 3.59%, respectively, which blended to an overall weighted average note interest rate of approximately 3.12%. The gross advance rate for this transaction was 88%. The Notes mature in October 2032.

The amount of the VOI notes receivable sold to BXG Receivables Note Trust 2017 (the “2017 Trust”) was approximately $136.5 million, approximately $117.0 million of which was sold to the 2017 Trust at closing, and approximately $19.5 million of which was subsequently sold to the 2017 Trust. The gross proceeds of such sales to the 2017 Trust were $120.2 million. A portion of the proceeds was used to: repay KeyBank and DZ $32.3 million, representing all amounts outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility; repay Liberty Bank approximately $26.8 million (including accrued interest) under existing facility with Liberty Bank; capitalize a reserve fund; and pay fees and expenses associated with the transaction. In April 2017, Bluegreen, as servicer, redeemed the notes related to BXG Receivables Note Trust 2010-A for approximately $10.0 million, and certain of the VOI notes receivable in such trust were sold to the 2017 Trust in connection with the 2017 Term Securitization. The remainder of the proceeds from the 2017 Term Securitization were used for general corporate purposes.

While ownership of the VOI notes receivable included in the 2017 Term Securitization is transferred and sold for legal purposes, the transfer of these VOI notes receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction. Subject to the performance of the collateral, we will receive any excess cash flows generated by the VOI notes receivable transferred under the 2017 Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2017 Term Securitization) on a pro-rata basis as borrowers make payments on their VOI notes receivable.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, we have a number of other nonrecourse receivable-backed notes payable facilities, as set forth in the table above. During 2017, we repaid $62.0 million under these additional receivable-backed notes payable facilities, including the payment in full of the notes payable issued in connection with the 2010 Term Securitization. During 2017, we wrote off the related unamortized debt issuance cost of $0.3 million. During 2016, we repaid $82.6 million under these additional receivable-backed notes payable facilities, including the payment in full of the notes payable issued in connection with the 2007 and 2008 Term Securitizations. During 2016, we wrote off the related unamortized 2007 and 2008 Term Securitization debt issuance costs totaling approximately $0.5 million.

Junior Subordinated Debentures

We have formed statutory business trusts (collectively, the "Trusts"), each of which issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933 and invested the proceeds thereof in its junior subordinated debentures. The Trusts are variable interest entities in which we are not the primary beneficiary as defined by ASC 810. Accordingly, we do not consolidate the operations of the Trusts; instead, our beneficial interests in the Trusts are accounted for under the equity method of accounting.  Our maximum exposure to loss as a result of our involvement with the Trusts is limited to the carrying amount of our equity method investment. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time.  In addition, we made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by us, and those proceeds were also used by the applicable Trust to purchase an identical amount of junior subordinated debentures from us. The terms of each Trust’s common securities are nearly identical to the trust preferred securities.

Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

We had the following junior subordinated debentures outstanding at December 31, 2017 (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures	Initial Equity In Trust(1)	Issue Date	Beginning Optional Redemption Date	Interest Rate Following Beginning Optional Redemption Date	Interest Rate at December 31, 2017	Maturity Date

BST I	$14,703	$696	3/15/2005	3/30/2010	3-month LIBOR + 4.90%	6.59%	3/30/2035
BST II	16,472	774	5/4/2005	7/30/2010	3-month LIBOR + 4.85%	6.23%	7/30/2035
BST III	6,670	310	5/10/2005	7/30/2010	3-month LIBOR + 4.85%	6.23%	7/30/2035
BST IV	9,802	464	4/24/2006	6/30/2011	3-month LIBOR + 4.85%	6.54%	6/30/2036
BST V	9,802	464	7/21/2006	9/30/2011	3-month LIBOR + 4.85%	6.54%	9/30/2036
BST VI	12,935	619	2/26/2007	4/30/2012	3-month LIBOR + 4.80%	6.18%	4/30/2037
	$70,384	$3,327

(1)	Amounts include purchase accounting adjustments which reduced the carrying value by $40.4 million.
(2)	Initial Equity in Trust is recorded as part of other assets in the Consolidated Balance Sheets.

We had the following junior subordinated debentures outstanding at December 31, 2016 (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures	Initial Equity In Trust(1)	Issue Date	Beginning Optional Redemption Date	Interest Rate Following Beginning Optional Redemption Date	Interest Rate at December 31, 2016	Maturity Date

BST I	$14,422	$696	3/15/2005	3/30/2010	3-month LIBOR + 4.90%	5.90%	3/30/2035
BST II	16,164	774	5/4/2005	7/30/2010	3-month LIBOR + 4.85%	5.74%	7/30/2035
BST III	6,550	310	5/10/2005	7/30/2010	3-month LIBOR + 4.85%	5.74%	7/30/2035
BST IV	9,614	464	4/24/2006	6/30/2011	3-month LIBOR + 4.85%	5.85%	6/30/2036
BST V	9,614	464	7/21/2006	9/30/2011	3-month LIBOR + 4.85%	5.85%	9/30/2036
BST VI	12,680	619	2/26/2007	4/30/2012	3-month LIBOR + 4.80%	5.69%	4/30/2037
	$69,044	$3,327

(1)	Amounts include purchase accounting adjustments which reduced the carrying value by $41.8 million.
(2)	Initial Equity in Trust is recorded as part of other assets in the Consolidated Balance Sheets.

As of December 31, 2017, we were in compliance with all financial debt covenants under our debt instruments. We had availability of approximately $219.6 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable, as of December 31, 2017.

9.  Fair Value of Financial Instruments

ASC 820 Fair Value Measurements and Disclosures (Topic 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The inputs used to measure fair value are classified into the following hierarchy:

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$197,337	$197,337	$144,122	$144,122
Restricted cash	46,012	46,012	46,106	46,106
Notes receivable, net	431,801	525,000	430,480	545,000
Lines-of-credit, notes payable, and receivable-
backed notes payable	521,312	529,400	513,371	520,600
Junior subordinated debentures	70,384	88,500	69,044	90,000

Cash and cash equivalents.  The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents approximate fair value.

Restricted cash.  The amounts reported in the Consolidated Balance Sheets for restricted cash approximate fair value.

Notes receivable, net.  The fair value of our notes receivable is estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in the Consolidated Balance Sheets approximate fair value for indebtedness that provides for variable interest rates.  The fair value of our fixed-rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt.  These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

Junior subordinated debentures. The fair value of our junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

10.  Commitments and Contingencies

In lieu of paying maintenance fees for unsold VOI inventory, we provide subsidies to certain HOAs to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  During 2017, 2016, and 2015, we made subsidy payments in connection with these arrangements of $12.6 million, $13.9 million and $15.8 million, included within cost of other fee-based services, respectively.  As December 31, 2017 and December 31, 2016, we had no accrued liabilities for such subsidies. As of December 31, 2017 and 2016, we were providing subsidies to nine HOAs.

In September 2017, we entered an agreement with an executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling approximately $2.9 million through March 2019. The amount payable under the agreement was accrued as of December 31, 2017 and is included in selling, general and administrative expenses for the year ended December 31, 2017. As of December 31, 2017, we had a $2.6 million liability remaining under this agreement. Also, during the second half of 2017, we implemented an initiative designed to streamline our operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance expense for the year ended December 31, 2017, $1.9 million of which will be paid in 2018.

In October 2013, we entered into an agreement to purchase from an unaffiliated third party completed VOI inventory at the Lake Eve Resort in Orlando, Florida over a five-year period. The total purchase commitment was $35.1 million, of which $8.9 million and $5.4 million of inventory was purchased in 2017 and 2016, respectively.  As of December 31, 2017, $4.6 million of the Lake Eve Resort purchase commitment remained.

Rent expense for the years ended December 31, 2017, 2016 and 2015 totaled $16.9 million, $15.1 million and $13.1 million, respectively. Lease commitments under these and our various other non-cancelable operating leases for each of the five years subsequent to December 31, 2017 and thereafter are as follows (in thousands):

2018	$8,168
2019	5,841
2020	4,948
2021	4,541
2022	4,392
Thereafter	16,572
Total future minimum lease payments	$44,462

In the ordinary course of business, we become subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or our other business activities.  We are also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold by us on May 4, 2012.  Additionally, from time to time in the ordinary course of business, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties, and we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. We take these matters seriously and attempt to resolve any such issues as they arise.

Reserves are accrued for matters in which management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated.  Management does not believe that the aggregate liability relating to known contingencies in excess of the aggregate amounts accrued will have a material impact on our results of operations or financial condition. However, litigation is inherently uncertain and the actual costs of resolving legal claims, including awards of damages, may be substantially higher than the amounts accrued for these claims and may have a material adverse impact on our results of operations or financial condition.

Management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur.  In certain matters, management is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss.  Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported their claim.

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also claims that the Defendants terminated plaintiff Whitney Paxton as retaliation for her complaints about alleged violations of the FLSA. The lawsuit seeks damages in the amount of the unpaid compensation owed to the plaintiffs. During July 2017, a magistrate judge entered a report and recommendation that the plaintiffs’ motion to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. During September 2017, the judge accepted the recommendation and granted preliminary approval of class certification. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Guillermo Astorga Jr., Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a lawsuit against us which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs allege the making of false representations in connection with our sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The complaint seeks to establish a class of consumers who, since the beginning of the applicable statute of limitations, have purchased VOIs from us, had their annual maintenance fees relating to our VOIs increased, or were unable to roll over their unused points to the next calendar year. The lawsuit alleges damages are in excess of  $5,000,000 and seeks damages in the amount alleged to have been improperly obtained by us, as well as any statutory enhanced damages, attorneys’ fees and costs, and equitable and injunctive relief. On November 20, 2017, we moved to dismiss the complaint and, in response, the plaintiffs filed an amended complaint dropping the claims relating to the Florida Deceptive and Unfair Trade Practices Act and adding claims for fraud in the inducement and violation of the Florida Vacation Plan and Timesharing Act. We filed a motion to dismiss the amended complaint which is currently pending before the court. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On January 4, 2018, Gordon Siu, individually and on behalf of all others similarly situated, filed a lawsuit alleging that Bluegreen Vacations and Choice Hotels violated California state privacy laws by recording and/or monitoring a telemarketing call to the plaintiff without his consent. The plaintiff claims the individual making the call requested that the plaintiff provide personal and private information and did not disclose that the call was being recorded until after making such request. The plaintiff seeks certification of a class of persons in California whose telephone conversations were monitored, recorded and/or eavesdropped upon without their consent by us and/or Choice Hotels and damages of $5,000 per violation. We believe that the lawsuit is without merit and intend to vigorously defend the action.

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these attorneys have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 8.5% in 2017. We also estimate that approximately 9.3% of the total delinquencies on our VOI notes receivable as of December 31, 2017 related to VOI notes receivable subject to these letters. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners.

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of December 31, 2017, we sold vacation packages in 68 of Bass Pro’s stores. In exchange, we compensate Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the years ended December 31, 2017, 2016 and 2015, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 15%, 16% and 20%, respectively, of our VOI sales volume. On October 9, 2017, Bass Pro advised us that it believes the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. We previously informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. We believe these chargebacks were appropriate and consistent with the terms and intent of the agreements with Bass Pro, and we are continuing to discuss the matter with Bass Pro. On October 20, 2017, in order to demonstrate our good faith, we paid this amount to Bass Pro pending a resolution of the matter in the ordinary course. We recognized the $4.8 million payment as general and administrative expense during the fourth quarter of 2017. In addition, the resolution of the matter may adversely impact our future marketing expenses.

11.  Income Taxes

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015

Federal:
Current	$35,466	$22,262	$19,566
Deferred	(43,252)	18,499	18,608
	$(7,786)	$40,761	$38,174

State and Other:
Current	$4,209	$2,763	$4,223
Deferred	603	(3,352)	(86)
	4,812	(589)	4,137
Total	$(2,974)	$40,172	$42,311

The reasons for the difference between our provision for income taxes and the amount that results from applying the federal statutory tax rate to income before provision for income taxes relate to (in thousands):

	For the Year Ended December 31,
	2017	2016	2015

Income tax expense at statutory rate	$42,893	$40,293	$39,416
Effect of state taxes, net of federal tax benefit	2,735	1,796	1,620
Effect of federal rate change, net of federal tax benefit	(47,722)	—	—
Effect of state rate changes on net deferred
liabilities	118	(1,433)	1,448
Change in valuation allowance	275	(549)	(47)
Non-deductible items	460	317	194
Tax credits	(1,733)	(515)	(307)
Other	—	263	(13)
Total	$(2,974)	$40,172	$42,311

Our deferred income taxes consist of the following components (in thousands):

	As of December 31,
	2017	2016

Deferred federal and state tax liabilities (assets):
Installment sales treatment of VOI notes receivable	$99,906	$152,074
Deferred federal and state loss carryforwards/AMT
credits (net of valuation allowance of $2.4 million and $2.2 million
as of December 31, 2017 and 2016, respectively)	(8,463)	(11,450)
Book reserves for loan losses and inventory	(26,249)	(40,714)
Tax over book depreciation	(1,708)	(2,924)
Deferral of VOI sales and costs under timeshare accounting rules	7,535	8,718
Real estate valuation	(6,884)	(13,463)
Intangible assets	14,279	23,353
Junior subordinated debentures	9,144	16,349
Other	(3,932)	(5,665)
Deferred income taxes	$83,628	$126,278

Total deferred federal and state tax liabilities	$130,864	$200,494
Total deferred federal and state tax assets	(47,236)	(74,216)
Deferred income taxes	$83,628	$126,278

As of December 31, 2017, we had state operating loss carryforwards of $240.2 million, which expire from 2018 through 2037.

Internal Revenue Code Section 382 addresses limitations on the use of net operating loss carryforwards following a change in ownership, as defined in Section 382.  We do not believe that any such ownership change occurred during 2017 or 2016.  If our interpretation was found to be incorrect, there would be significant limitations placed on our ability to use these carryforwards, which would result in an increase in our tax liability and negatively impact our results of operations.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014 for federal returns and 2012 for state returns.

Our effective income tax rate was approximately (2)%,  35% and 38% during 2017,  2016,  and 2015 respectively.  On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law. In addition to changes or limitations to certain tax deductions, the Tax Cuts and Jobs Act permanently lowers the corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, U.S. generally accepted accounting principles require companies to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in continuing operations, in the reporting period of enactment.  We recorded a one-time, after tax benefit of approximately $47.7 million during the fourth quarter of 2017 based on the revaluation of our net deferred tax liability.

Effective income tax rates for interim periods are based upon our current estimated annual rate.  Our effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate.

We evaluate our tax positions based upon guidelines of ASC 740-10, Income Tax, which clarifies the accounting for uncertainty in tax positions.  Based on an evaluation of uncertain tax provisions, we are required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  In accordance with our accounting policy, we recognize interest and penalties related to unrecognized taxes as a component of general and administrative expenses.  As of December 31, 2017, we did not recognize any interest or penalties related to ASC 740-10.

Certain of our other state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

We are party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BBX Capital and its subsidiaries pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns.  Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  We paid BBX Capital or its affiliated entities $39.3 million, $26.2 million and $19.2 million during 2017, 2016 and 2015, respectively, pursuant to the Agreement.

12.  Employee Retirement Savings Plan and Other Employee Matters

Our Employee Retirement Plan (the “Retirement Plan”) is an Internal Revenue Code Section 401(k) Retirement Savings Plan.  Historically, all U.S.-based employees at least 21 years of age with at least three months of employment with us are eligible to participate in the Retirement Plan.  The Retirement Plan provides for an annual employer discretionary matching contribution.  In December 2013, we approved a basic matching contribution equal to 100% of each participant’s contributions not exceeding 3% of each participant’s compensation, plus 50% of the participant’s contributions in excess of 3% but not in excess of 5% of the participant’s compensation.  Further, we may make additional discretionary matching contributions not to exceed 4% of each participant’s compensation.  During the years ended December 31, 2017, 2016 and 2015, expenses recorded for our contributions to the Retirement Plan totaled $5.1 million, $5.0 million and $4.8 million, respectively.

13.  Related Party Transactions

BBX Capital may be deemed to be controlled by Alan B. Levan, Chairman of BBX Capital, and John E. Abdo, Vice Chairman of BBX Capital. Together, Messrs. Levan and Abdo may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 77% of BBX Capital’s total voting power. Mr. Levan and Mr. Abdo serve as our Chairman and Vice Chairman, respectively.

From 2013 until January 2016, employees as a subsidiary of BBX Capital were provided health insurance under policies maintained by us.  BBX Capital’s subsidiary reimbursed us at cost, which was approximately $0.2 million and $1.3 million during the years ended December 31, 2016 and 2015, respectively.

In April 2015, pursuant to a Loan Agreement and Promissory Note, our wholly owned subsidiary provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us or our subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the years ended December 31, 2017, 2016, and 2015, we recognized $6.4 million,  $8.0 million and $5.6 million, respectively, of interest income on the loan to BBX Capital.

We paid or reimbursed BBX Capital or its affiliated entities $1.5 million, $1.3 million and $1.4 million during 2017, 2016, and 2015, respectively, for management advisory, risk management, administrative and other services. We accrued $0.1 million, $0.2 million and $0.2 million for the services described above as of December 31, 2017, 2016, and 2015.

We paid dividends of $40.0 million, $70.0 million, and $54.4 million to BBX Capital, our sole shareholder at the time, during 2017, 2016, and 2015, respectively.  On January 23, 2018, we paid cash dividends on our common stock of $0.15 per share.

See also the description of the Agreement to Allocate Consolidated Income Tax Liability and Benefits under Note 11 above.

14.  Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in assessing performance and deciding how to allocate resources. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system or regulatory environment.

The information provided for segment reporting is obtained from internal reports utilized by management. The presentation and allocation of results of operations may not reflect the actual economic costs of the segments as standalone businesses. Due to the nature of our business, assets are not allocated to a particular segment, and therefore management does not evaluate the balance sheet by segment. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments’ operating results would, in management’s view, likely not be impacted.

We report our results of operations through two reportable segments: (i) Sales of VOIs and financing; (ii) resort operations and club management.

Our sales of VOIs and financing segment includes our marketing and sales activities related to the VOIs that we own, our sale of VOIs through fee-for-service arrangements with third-party developers, our consumer financing activities in connection with sales of VOIs that we own, and our title services operations through a wholly-owned subsidiary.

Our resort operations and club management includes our provision of management services activities for our Vacation Club and for a majority of the homeowners associations (“HOAs”) of the resorts within our Vacation Club. In connection with those services, we also provide club reservation services, services to owners and billing and collections services to our Vacation Club and certain HOAs. Additionally, we generate revenue within our resort operations and club management segment from our Traveler Plus program, food and beverage and other retail operations, our rental services activities, and our management of construction activities for certain of our fee-based clients.

The table below sets forth our segment information for the year ended December 31, 2017 (in thousands):

Revenues:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Segment Total

Sales of VOIs	$239,662	$—	$—	$—	$239,662
Fee-based sales commission revenue	229,389	—	—	—	229,389
Other fee-based services revenue	14,742	97,077	—	—	111,819
Mortgage servicing revenue	5,206	—	—	(5,206)	—
Interest income	79,657	—	7,219	—	86,876
Other income, net	—	—	312	—	312
Total revenues	568,656	97,077	7,531	(5,206)	668,058

Costs and expenses:

Cost of VOIs sold	17,439	—	—	—	17,439
Net carrying cost of VOI inventory	4,220	—	—	(4,220)	—
Cost of other fee-based services	4,779	59,337	—	4,220	68,336
Selling, general and administrative expenses	354,080	—	62,701	189	416,970
Mortgage servicing expense	5,395	—	—	(5,395)	—
Interest expense	17,809	—	12,168	—	29,977
Total costs and expenses	403,722	59,337	74,869	(5,206)	532,722
Income (loss) before non-controlling interest
and provision for income taxes	$164,934	$37,740	$(67,338)	$—	$135,336

Add:
Depreciation and amortization	6,270	1,579
Corporate realignment cost	4,322	255
One-time payment to Bass Pro	4,781	—
Segment Adjusted EBITDA	$180,307	$39,574

The table below sets forth our segment information for the year ended December 31, 2016 (in thousands):

Revenues:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Segment Total

Sales of VOIs	$266,142	$—	$—	$—	$266,142
Fee-based sales commission revenue	201,829	—	—	—	201,829
Other fee-based services revenue	13,838	89,610	—	—	103,448
Mortgage servicing revenue	3,793	—	—	(3,793)	—
Interest income	80,950	—	8,560	—	89,510
Other income, net	—	—	1,724	—	1,724
Total revenues	566,552	89,610	10,284	(3,793)	662,653

Costs and expenses:

Cost of VOIs sold	27,346	—	—	—	27,346
Net carrying cost of VOI inventory	6,847	—	—	(6,847)	—
Cost of other fee-based services	5,116	52,516	—	6,847	64,479
Selling, general and administrative expenses	340,063	—	72,652	2,312	415,027
Mortgage servicing expense	6,105	—	—	(6,105)	—
Interest expense	18,348	—	12,505	—	30,853
Total costs and expenses	403,825	52,516	85,157	(3,793)	537,705
Income (loss) before non-controlling interest
and provision for income taxes	$162,727	$37,094	$(74,873)	$—	$124,948

Add: Depreciation and amortization	6,341	1,423
Segment Adjusted EBITDA	$169,068	$38,517

The table below sets forth our segment information for the year ended December 31, 2015 (in thousands):

Revenues:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Segment Total

Sales of VOIs	$259,236	$—	$—	$—	$259,236
Fee-based sales commission revenue	173,659	—	—	—	173,659
Other fee-based services revenue	14,283	83,256	—	—	97,539
Mortgage servicing revenue	2,660	—	—	(2,660)	—
Interest income	78,323	—	6,008	—	84,331
Other income, net	—	—	2,883	—	2,883
Total revenues	528,161	83,256	8,891	(2,660)	617,648

Costs and expenses:

Cost of VOIs sold	22,884	—	—	—	22,884
Net carrying cost of VOI inventory	7,046	—	—	(7,046)	—
Cost of other fee-based services	4,896	49,000	—	7,046	60,942
Selling, general and administrative expenses	307,754	—	63,166	2,884	373,804
Mortgage servicing expense	5,544	—	—	(5,544)	—
Interest expense	20,308	—	15,390	—	35,698
Total costs and expenses	368,432	49,000	78,556	(2,660)	493,328
Income (loss) before non-controlling interest
and provision for income taxes	$ 159,729	$ 34,256	$(69,665)	$ -	$ 124,320

Add: Depreciation and amortization	5,985	1,372
Segment Adjusted EBITDA	$165,714	$35,628

15.  Earnings Per Share

The following table presents the calculation of our basic and diluted EPS.  The weighted average shares outstanding reflect shares issued in connection with our initial public offering during November 2017 and give effect to the stock split effected in connection therein as if the stock split was effected on January 1, 2015.

	Year Ended December 31,
	2017	2016	2015
Basic and diluted EPS:
Numerator:
Net Income	$125,526	$74,951	$70,304
Denominator:
Weighted average shares outstanding	71,448	70,998	70,998
Basic and diluted EPS	$1.76	$1.06	$0.99

16.  Selected Quarterly Financial Information (unaudited)

The following table sets forth the historical unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Total revenues	$148,118	$172,536	$180,226	$167,178	$668,058
Total operating expenses	117,297	131,124	146,160	138,141	532,722
Income before income taxes	30,820	41,413	34,066	29,037	135,336
Net income	17,487	23,134	18,436	66,469	125,526
Basic and diluted earnings per share (1)	$0.26	$0.33	$0.26	$0.91	$1.76

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Total revenues	$144,202	$170,975	$181,144	$166,332	$662,653
Total operating expenses	116,772	149,981	142,266	128,686	537,705
Income before income taxes	27,430	20,994	38,878	37,646	124,948
Net income	15,646	11,101	22,636	25,568	74,951
Basic and diluted earnings per share (1)	$0.22	$0.16	$0.32	$0.36	$1.06

(1)

The calculation of basic and diluted earnings per share were based on shares issued in connection with our initial public offering during November 2017 and give effect to the stock split effected in connection therein as if the stock split was effected January 1, 2016. See Note 1: Organization and Note 15: Earnings Per Share for further discussion.

17.  Subsequent Events

Subsequent events have been evaluated through March 7, 2018, the date the financial statements were available to be issued.  As of such date, there were no subsequent events identified that required recognition or disclosure.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act, as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9A. Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2017.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2017.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2017.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2017.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2017.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 75 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. None required.

3.

Exhibits. The following exhibits are either filed as part of or furnished with this Annual Report on Form 10-K or are incorporated herein by reference to documents previously filed, or indicated below.

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Registrant
3.2	Fourth Amended and Restated Bylaws of the Registrant
4.1*	Specimen Common Stock Certificate of the Registrant
10.1

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, JPMorgan Chase Bank, National Association as Property Trustee, Chase Bank USA, National Association as Delaware Trustee and the Administrative Trustees Named Therein as Administrative Trustees dated as of March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005)

10.2

Junior Subordinated Indenture between Bluegreen Corporation and JPMorgan Chase Bank, National Association as Trustee dated as of March 15, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005)

10.3

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee and the Administrative Trustees Named Therein as Administrative Trustees dated as of May 4, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005)

10.4

Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee dated as of May 4, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005)

10.5

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee and the Administrative Trustees Named Therein as Administrative Trustees, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005)

10.6

Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee dated as of May 10, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005)

10.7

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee, and various Administrative Trustees, dated as of February 26, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on March 1, 2007)

10.8

Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee, dated as of February 26, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on March 1, 2007)

10.9

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee and various Administrative Trustees, dated April 24, 2006 (incorporated by reference to Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 10, 2006)

10.10

Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee dated as of April 24, 2006 (incorporated by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 10, 2006)

10.11

Trust Agreement of Bluegreen Statutory Trust V among Bluegreen Corporation as Depositor, Wilmington Trust Company as Trustee and Property Trustee, dated as of July 19, 2006 (incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)

Exhibit Number	Exhibit
10.12

Amended and Restated Trust Agreement among Bluegreen Corporation as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee, and various Administrative Trustees, dated as of July 21, 2006 (Bluegreen Statutory Trust V) (incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)

10.13

Junior Subordinated Indenture between Bluegreen Corporation and Wilmington Trust Company as Trustee, dated as of July 21, 2006 (incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006)

10.14	Bluegreen Corporation’s Retirement Savings Plan (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on July 1, 2002)
10.15

Mandatory Distribution Amendment to Bluegreen Corporation’s Retirement Savings Plan dated as of March 28, 2005 (incorporated by reference to Exhibit 10.82 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 10, 2006)

10.16

Sale Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BXG Legacy 2010 LLC as Issuer dated August 1, 2010 (incorporated by reference to Exhibit 10.200 to the Registrant’s Current Report on Form 8-K filed on September 7, 2010)

10.17

BXG Receivable Note Trust 2010-A, Standard Definitions, dated as of November 15, 2010 (incorporated by reference to Exhibit 10.100 to the Registrant’s Current Report on Form 8-K filed on December 21, 2010)

10.18

Indenture between BXG Receivable Note Trust 2010-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association as Indenture Trustee, Paying Agent and Custodian, dated November 15, 2010 (incorporated by reference to Exhibit 10.101 to the Registrant’s Current Report on Form 8-K filed on December 21, 2010)

10.19

Sale Agreement by and among BRFC 2010-A LLC as Depositor and BXG Note Trust 2010-A as Issuer dated November 15, 2010 (incorporated by reference to Exhibit 10.102 to the Registrant’s Current Report on Form 8-K filed on December 21, 2010)

10.20

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2010-A LLC as Depositor, dated November 15, 2010 (incorporated by reference to Exhibit 10.103 to the Registrant’s Current Report on Form 8-K filed on December 21, 2010)

10.21

Purchase and Contribution Agreement by and among Bluegreen Corporation as Seller and BRFC 2010-A LLC as Depositor, dated November 15, 2010 (incorporated by reference to Exhibit 10.104 to the Registrant’s Current Report on Form 8-K filed on December 21, 2010).

10.22

Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of December 31, 2007 (incorporated by reference to Exhibit 10.301 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 3, 2008)

10.23

First Amendment to Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of October 1, 2010 (incorporated by reference to Exhibit 10.105 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

10.24

Amendment No. 2 to Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of August 31, 2016  (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.25

Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen Corporation and affiliates, dated as of December 31, 2007 (incorporated by reference to Exhibit 10.302 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 3, 2008)

10.26

First Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of June 26, 2010 (incorporated by reference to Exhibit 10.103 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

Exhibit Number	Exhibit
10.27

Second Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of October 1, 2010 (incorporated by reference to Exhibit 10.104 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

10.28

Amended and Restated Administrative Services Agreement dated as of December 31, 2007 by and among Bluegreen/Big Cedar Vacations, LLC, Bluegreen Vacations Unlimited, Inc. and Big Cedar LLC (incorporated by reference to Exhibit 10.303 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 3, 2008)

10.29

First Amendment to Amended and Restated Administrative Services Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of October 1, 2010 (incorporated by reference to Exhibit 10.107 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

10.30

Amended and Restated Servicing Agreement dated as of December 31, 2007 by and among Bluegreen Corporation, Bluegreen/Big Cedar Vacations, LLC and Big Cedar LLC (incorporated by reference to Exhibit 10.304 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 3, 2008)

10.31

Contribution Agreement dated as of June 16, 2000 by and between Bluegreen Vacations Unlimited, Inc. and Big Cedar LLC (incorporated by reference to Exhibit 10.204 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000 filed on August 16, 2000)

10.32

First Amendment to Amended and Restated Servicing Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of October 1, 2010 (incorporated by reference to Exhibit 10.106 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

10.33

Lease with Option to Purchase dated as of May 9, 2017, by and between Bluegreen/Big Cedar Vacations, LLC and Big Cedar, LLC (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.34

Loan Sale and Servicing Agreement by and among BRFC – Q 2010 LLC as Seller, Quorum Federal Credit Union as Buyer, Vacation Trust, Inc. as Club Trustee, U.S. Bank National Association as Custodian and Paying Agent, Bluegreen Corporation as Servicer and Concord Servicing Corporation as Backup Servicer, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.100 to the Registrant’s Current Report on Form 8-Kfiled on December 29, 2010)

10.35	BRFC – Q 2010 LLC, Standard Definitions, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.101 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.36

Purchase and Contribution Agreement by and among Bluegreen Corporation and BRFC – Q 2010 LLC, dated December 22, 2010 (incorporated by reference to Exhibit 10.102 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)

10.37

Omnibus Amendment, dated as of May 3, 2011, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.38

First Commitment Amendment to Loan Sale and Servicing Agreement, effective as of March 1, 2012, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.150 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 28, 2012)

Exhibit Number	Exhibit
10.39

Second Commitment Amendment to Loan Sale and Servicing Agreement, effective as of January 31, 2013, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.40

Third Commitment Amendment to Loan Sale and Servicing Agreement, effective as of April 1, 2014, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.41

First General Amendment to Loan Sale and Servicing Agreement, effective as of April 1, 2014, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.42

Fourth Commitment Amendment to Loan Sale and Servicing Agreement, effective as of November 1, 2014, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.43

Fifth Commitment Amendment to Loan Sale and Servicing Agreement, effective as of December 23, 2014, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.44

Omnibus Amendment No. 2, dated as of June 30, 2015, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S.Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.45

Sixth Commitment Amendment to Loan Sale and Servicing Agreement, effective as of July 1, 2015, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.46

Seventh Commitment Amendment to Loan Sale and Servicing Agreement, effective as of September 1, 2016, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.47

Omnibus Amendment No. 3, dated as of June 30, 2016, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S.Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer  (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

Exhibit Number	Exhibit
10.48

Commitment Purchase Period Terms Letter; Terms Governing Sale of Timeshare Loans, effective as of June 30, 2016, by BRFC-Q 2010 LLC as seller to Quorum Federal Credit Union as buyer (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.49

Loan Sale and Servicing Agreement by and among BBCV Receivables - Q 2010 LLC as Seller, Quorum Federal Credit Union as Buyer, Vacation Trust, Inc. as Club Trustee, U.S.Bank National Association as Custodian and Paying Agent, Bluegreen Corporation as Servicer and Concord Servicing Corporation as Backup Servicer, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.103 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)

10.50

BBCV Receivables – Q 2010 LLC, Standard Definitions, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.104 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)

10.51

Purchase and Contribution Agreement by and among Bluegreen/Big Cedar Vacations, LLC and BBCV Receivables – Q 2010 LLC, dated December 22, 2010 (incorporated by reference to Exhibit 10.105 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)

10.52

Omnibus Amendment to Loan Sale and Servicing Agreement, dated as of May 3, 2011, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.53

Omnibus Amendment No. 2 to Loan Sale and Servicing Agreement, dated as of February 7, 2012, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.54

First Commitment Amendment to Loan Sale and Servicing Agreement, effective as of March 1, 2012, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.148 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 28, 2012)

10.55

Second Commitment Amendment to Loan Sale and Servicing Agreement, effective as of January 31, 2013, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.55 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.56

Third Commitment Amendment to Loan Sale and Servicing Agreement, effective as of April 1, 2014, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.56 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

Exhibit Number	Exhibit
10.57

First General Amendment to Loan Sale and Servicing Agreement, effective as of April 1, 2014, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.57 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.58

Fourth Commitment Amendment to Loan Sale and Servicing Agreement, effective as of November 1, 2014, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.58 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.59

Fifth Commitment Amendment to Loan Sale and Servicing Agreement, effective as of December 23, 2014, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.59 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.60

Omnibus Amendment No. 3 to Loan Sale and Servicing Agreement, dated as of June 30, 2015, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.60 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.62

Seventh Commitment Amendment to Loan Sale and Servicing Agreement, effective as of September 1, 2016, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.62 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.63

Omnibus Amendment No. 4 to Loan Sale and Servicing Agreement, dated as of June 30, 2016, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.63 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.64

Commitment Purchase Period Terms Letter; Terms Governing Sale of Timeshare Loans, effective as of June 30, 2016, by BBCV Receivables-Q 2010 LLC as seller to Quorum Federal Credit Union as buyer (incorporated by reference to Exhibit 10.64 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.65	BXG Receivables Note Trust 2012-A, Standard Definitions (incorporated by reference to Exhibit 10.100 to the Registrant’s Current Report on Form 8-K filed on September 14, 2012)
10.66

Indenture between BXG Receivables Note Trust 2012-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of August 15, 2012 (incorporated by reference to Exhibit 10.101 to the Registrant’s Current Report on Form 8-K filed on September 14, 2012)

Exhibit Number	Exhibit
10.67

Sale Agreement by and among BRFC 2012-A LLC as Depositor and BXG Receivables Note Trust 2012-A as Issuer dated as of August 15, 2012 (incorporated by reference to Exhibit 10.102 to the Registrant’s Current Report on Form 8-K filed on September 14, 2012)

10.68

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012 (incorporated by reference to Exhibit 10.103 to the Registrant’s Current Report on Form 8-K filed on September 14, 2012)

10.69

Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012 (incorporated by reference to Exhibit 10.104 to the Registrant’s Current Report on Form 8-K filed on September 14, 2012)

10.70

Amended and Restated Loan Agreement, dated as of December 11, 2012, by and among Bluegreen Corporation, the Borrower, Liberty Bank, the Lenders, and Liberty Bank, the Administrative and Collateral Agent (incorporated by reference to Exhibit 10.100 to the Registrant’s Current Report on Form 8-K filed on December 17, 2012)

10.71

Amended and Restated Receivables Loan Note, effective as of December 11, 2012, by Bluegreen Corporation in favor of Liberty Bank (incorporated by reference to Exhibit 10.71 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.72

First Amendment to Amended and Restated Receivables Loan Agreement, dated as of December 6, 2013, by and among Bluegreen Corporation, the Borrower, Liberty Bank, the Lenders, and Liberty Bank, the Administrative and Collateral Agent (incorporated by reference to Exhibit 10.72 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.73

Second Amendment to Amended and Restated Receivables Loan Agreement, dated as of November 19, 2015, by and among Bluegreen Corporation, the Borrower, Liberty Bank, the Lenders, and Liberty Bank, the Administrative and Collateral Agent (incorporated by reference to Exhibit 10.73 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.74

Note Purchase and Collateral Trust and Security Agreement by and among Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., Bluegreen Resorts Managements, Inc., and TFRI 2013-1 LLC as Obligors, Bluegreen Nevada, LLC as Guarantor, and US National Bank as Collateral Agent, Note Registrar and Paying Agent, and AIG Asset Management (U.S.) LLC as Designated Representative, dated March 26, 2013 (incorporated by reference to Exhibit 10.1 of BBX Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013 (File No. 001-09071))

10.75†

First Amendment to Note Purchase and Collateral Trust and Security Agreement by and among Bluegreen Corporation, Bluegreen Vacations Unlimited, Inc., Bluegreen Resorts Managements, Inc., and TFRI 2013-1 LLC as Obligors, Bluegreen Nevada, LLC as Guarantor, and US National Bank as Collateral Agent, Note Registrar and Paying Agent, and AIG Asset Management (U.S.) LLC as Designated Representative, and Holders referenced therein, dated as of September 27, 2016

10.76

BXG Receivables Note Trust 2013-A, Standard Definitions (incorporated by reference to Exhibit 10.1 of BBX Capital Corporation’s Current Report on Form 8-K filed on October 2, 2013 (File No. 001-09071))

10.77

Indenture between BXG Receivables Note Trust 2013-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of September 15, 2013 (incorporated by reference to Exhibit 10.2 of BBX Capital Corporation’s Current Report on Form 8-K filed on October 2, 2013 (File No. 001-09071))

10.78

Sale Agreement by and among BRFC 2013-A LLC, as Depositor, and BXG Receivables Note Trust 2013-A, as Issuer, dated as of September 15, 2013 (incorporated by reference to Exhibit 10.3 of BBX Capital Corporation’s Current Report on Form 8-K filed on October 2, 2013 (File No. 001-09071))

10.79

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2013-A LLC, as Depositor, dated as of September 15, 2013 (incorporated by reference to Exhibit 10.4 of BBX Capital Corporation’s Current Report on Form 8-Kfiled on October 2, 2013 (File No. 001-09071))

Exhibit Number	Exhibit
10.80

Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2013-A LLC as Depositor, dated as of September 15, 2013 (incorporated by reference to Exhibit 10.5 of BBX Capital Corporation’s Current Report on Form 8-K filed on October 2, 2013 (File No. 001-09071))

10.81

Indenture, dated as of January 15, 2015, between BXG Receivables Note Trust 2015-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian (incorporated by reference to Exhibit 10.1 of BBX Capital Corporation’s Current Report on Form 8-K filed on February 3, 2015 (File No. 001-09071)

10.82

Sale Agreement, dated as of January 15, 2015, by and among BRFC 2015-A LLC, as Depositor, and BXG Receivables Note Trust 2015-A, as Issuer (incorporated by reference to Exhibit 10.2 of BBX Capital Corporation’s Current Report on Form 8-K filed on February 3, 2015 (File No. 001-09071))

10.83

Transfer Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2015-A LLC, as Depositor (incorporated by reference to Exhibit 10.3 of BBX Capital Corporation’s Current Report on Form 8-K filed on February 3, 2015 (File No. 001-09071))

10.84

Purchase and Contribution Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, as Seller, and BRFC 2015-A LLC, as Depositor (incorporated by reference to Exhibit 10.4 of BBX Capital Corporation’s Current Report on Form 8-K filed on February 3, 2015 (File No. 001-09071))

10.85

BXG Receivables Note Trust 2015-A, Standard Definitions (incorporated by reference to Exhibit 10.5 of BBX Capital Corporation’s Current Report on Form 8-K filed on February 3, 2015 (File No. 001-09071))

10.86

Amended and Restated Loan and Security Agreement dated July 10, 2013, by and among Bluegreen Corporation, as Borrower, and CapitalSource Bank, as lender and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.85 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.87

First Amendment to Amended and Restated Loan and Security Agreement dated December 6, 2013, by and among Bluegreen Corporation, as Borrower, and CapitalSource Bank, as lender (incorporated by reference to Exhibit 10.86 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.88

Second Amended and Restated Secured Promissory Note dated June 25, 2015, by and among Bluegreen Vacations Unlimited, Inc., as Borrower, and Pacific Western Bank, as successor-by-merger to CapitalSource Bank, as Lender (incorporated by reference to Exhibit 10.1 of BBX Capital Corporation’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-09071))

10.89

Second Amendment to Amended and Restated Loan and Security Agreement dated June 25, 2015, by and among Bluegreen Corporation, as Borrower, and Pacific Western Bank, as successor-by-merger to CapitalSource Bank, as lender (incorporated by reference to Exhibit 10.2 of BBX Capital Corporation’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-09071))

10.90

Third Amendment to Amended and Restated Loan and Security Agreement dated October 24, 2016, by and among Bluegreen Corporation, as Borrower, and Pacific Western Bank, as successor-by-merger to CapitalSource Bank, as lender (incorporated by reference to Exhibit 10.89 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.90(a)

Full Guaranty, dated September 30, 2010, by Bluegreen Corporation as guarantor, in favor of National Bank of Arizona as lender (incorporated by reference to Exhibit 10.102 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

Exhibit Number	Exhibit
10.90(b)

Guarantor Consent and Ratification and Confirmation of and Amendment to Full Guaranty (Hypothecation Facility) dated September 28, 2017, by Bluegreen Vacations Corporation, as Guarantor, in favor of Z.B., National Bank of Arizona, as Lender (incorporated by reference to Exhibit 10.6 of BBX Capital Corporation’s Current Report on Form 8-K filed on October 4, 2017 (File No. 001-09071))

10.90(c)

Full Guaranty (Inventory Loan) dated December 13, 2013, by Bluegreen Corporation, as Guarantor, in favor of National Bank of Arizona, as Lender (incorporated by reference to Exhibit 10.7 of BBX Capital Corporation’s Current Report on Form 8-K filed on October 4, 2017 (File No. 001-09071))

10.90(d)

Guarantor Consent and Ratification and Confirmation of and Amendment to Full Guaranty (Inventory Loan) dated September 28, 2017, by Bluegreen Vacations Corporation, as Guarantor, in favor of Z.B., National Bank of Arizona, as Lender (incorporated by reference to Exhibit 10.8 of BBX Capital Corporation’s Current Report on Form 8-K filed on October 4, 2017 (File No. 001-09071))

10.91

Fourth Amended and Restated Revolving Promissory Note (Hypothecation Facility) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A dba National Bank of Arizona, as Lender (incorporated by reference to Exhibit 10.1 of BBX Capital Corporation’s Current Report on Form 8-K filed on October 4, 2017 (File No. 001-09071))

10.92

Second Amended and Restated Loan and Security Agreement (Hypothecation Facility) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A dba National Bank of Arizona, as Lender (incorporated by reference to Exhibit 10.2 of BBX Capital Corporation’s Current Report on Form 8-K filed on October 4, 2017 (File No. 001-09071))

10.93

Second Amended and Restated Promissory Note (Inventory Loan) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A dba National Bank of Arizona, as Lender (incorporated by reference to Exhibit 10.3 of BBX Capital Corporation’s Current Report on Form 8-K filed on October 4, 2017 (File No. 001-09071))

10.94

Second Amended and Restated Loan Agreement (Inventory Loan) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A dba National Bank of Arizona, as Lender (incorporated by reference to Exhibit 10.4 of BBX Capital Corporation’s Current Report on Form 8-K filed on October 4, 2017 (File No. 001-09071))

10.95

Loan Agreement and Promissory Note, dated April 17, 2015, between BBX Capital Corporation (formerly BFC Financial Corporation) and Bluegreen Specialty Finance, LLC (incorporated by reference to Exhibit (b)(1) to Amendment No. 2 of the Schedule TO-T filed by BBX Capital Corporation with the Securities and Exchange Commission on April 22, 2015)

10.96

Letter Agreement, dated as of July 1, 2017, amending the Loan Agreement and Promissory Note between BBX Capital Corporation and Bluegreen Specialty Finance, LLC (incorporated by reference to Exhibit 10.96 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.97

Agreement to Allocate Consolidated Income Tax Liabilities and Benefits dated as of May 8, 2015, by and among BFC Financial Corporation, BBX Capital and Bluegreen (incorporated by reference to Exhibit 10.2 of BBX Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-09071))

10.98

Indenture dated as of March 17, 2016, between BXG Receivables Note Trust 2016-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian (incorporated by reference to Exhibit 10.1 to BBX Capital Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-09071))

Exhibit Number	Exhibit
10.99

Sale Agreement, dated as of March 17, 2016, by and among BRFC 2016-A LLC, as Depositor, and BXG Receivables Note Trust 2016-A, as Issuer (incorporated by reference to Exhibit 10.2 to BBX Capital Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-09071))

10.100

Transfer Agreement, dated as of March 17, 2016, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2016-A LLC, as Depositor (incorporated by reference to Exhibit 10.3 to BBX Capital Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-09071))

10.101

Purchase and Contribution Agreement, dated as of March 17, 2016, by and among Bluegreen Corporation, as Seller, and BRFC 2016-A LLC, as Depositor (incorporated by reference to Exhibit 10.4 to BBX Capital Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-09071))

10.102	BXG Receivables Note Trust 2016-A, Standard Definitions (incorporated by reference to Exhibit 10.5 to BBX Capital Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-09071))
10.103

Amended and Restated Credit Agreement dated as of December 16, 2016, by and among Bluegreen Corporation, as Borrower and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to BBX Capital Corporation’s Current Report on Form 8-K filed on December 22, 2016 (File No. 001-09071))

10.104

Amended and Restated Security Agreement, dated as of December 16, 2016, by and among Bluegreen Corporation, as Borrower, Bluegreen Vacations Unlimited, Inc. and Bluegreen Resorts Management, Inc. as Grantors, and Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to BBX Capital Corporation’s Current Report on Form 8-K filed on December 22, 2016 (File No. 001-09071))

10.105

Second Amended and Restated Purchase and Contribution Agreement, dated as of May 1, 2017, between Bluegreen Corporation and Bluegreen Timeshare Finance I (incorporated by reference to BBX Capital Corporation’s Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2017 (File No. 001-09071))

10.106

Second Amended and Restated Sale Agreement, dated as of May 1, 2017, between Bluegreen Timeshare Finance I and BXG Timeshare Trust I (incorporated by reference to BBX Capital Corporation’s Exhibit 10.2 to Current Report on Form 8-K filed on May 24, 2017 (File No. 001-09071))

10.107

Sixth Amended and Restated Indenture, dated as of May 1, 2017, among BXG Timeshare Trust I, Bluegreen Corporation, Vacation Trust, Inc., Concord Servicing Corporation, U.S.Bank National Association, KeyBank National Association and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (incorporated by reference to BBX Capital Corporation’s Exhibit 10.3 to Current Report on Form 8-K filed on May 24, 2017 (File No. 001-09071))

10.108

Sixth Amended and Restated Note Funding Agreement, dated as of May 1, 2017, by and among Bluegreen Corporation, BXG Timeshare Trust I, Bluegreen Timeshare Finance Corporation I, the purchasers from time to time parties thereto and KeyBank National Association and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (incorporated by reference to BBX Capital Corporation’s Exhibit 10.4 to Current Report on Form 8-K filed on May 24, 2017 (File No. 001-09071))

10.109

Second Amended and Restated Trust Agreement, dated as of May 19, 2017, by and among Bluegreen Timeshare Finance I, GSS Holdings, Inc. and Wilmington Trust Company (incorporated by reference to BBX Capital Corporation’s Exhibit 10.5 to Current Report on Form 8-K filed on May 24, 2017 (File No. 001-09071))

Exhibit Number	Exhibit
10.110

Seventh Amended and Restated Standard Definitions to the Transaction Documents (incorporated by reference to BBX Capital Corporation’s Exhibit 10.6 to Current Report on Form 8-K filed on May 24, 2017 (File No. 001-09071))

10.111

Indenture, dated as of June 6, 2017, between BXG Receivables Note Trust 2017-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian (incorporated by reference to BBX Capital Corporation’s Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2017 (File No. 001-09071))

10.112

Sale Agreement, dated as of June 6, 2017, by and among BRFC 2017-A LLC, as Depositor, and BXG Receivables Note Trust 2017-A, as Issuer (incorporated by reference to BBX Capital Corporation’s Exhibit 10.2 to Current Report on Form 8-K filed on June 9, 2017 (File No. 001-09071))

10.113

Transfer Agreement, dated as of June 6, 2017, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2017-A LLC, as Depositor (incorporated by reference to BBX Capital Corporation’s Exhibit 10.3 to Current Report on Form 8-K filed on June 9, 2017 (File No. 001-09071))

10.114

Purchase and Contribution Agreement, dated as of June 6, 2017, by and among Bluegreen Corporation, as Seller, and BRFC 2017-A LLC, as Depositor (incorporated by reference to BBX Capital Corporation’s Exhibit 10.4 to Current Report on Form 8-K filed on June 9, 2017 (File No. 001-09071))

10.115	BXG Receivables Note Trust 2017-A, Standard Definitions (incorporated by reference to BBX Capital Corporation’s Exhibit 10.5 to Current Report on Form 8-K filed on June 9, 2017 (File No. 001-09071))
10.116+

Employment Agreement between Bluegreen Corporation and Anthony M. Puleo, dated June 15, 2015 (incorporated by reference to Exhibit 10.116 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.117+

Employment Agreement between Bluegreen Corporation and David L. Pontius, dated June 15, 2015 (incorporated by reference to Exhibit 10.117 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.118+

Employment Agreement between Bluegreen Corporation and David A. Bidgood, dated June 15, 2015 (incorporated by reference to Exhibit 10.118 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.119+

Bluegreen Corporation 2011 Long Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.119 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.120+

Form of Award Agreement under Bluegreen Corporation 2011 Long Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on November 1, 2011)

10.121+

Confidential Separation Agreement and General Release of All Claims between Bluegreen Vacations Unlimited, Inc. and David Bidgood dated September 26, 2017  (incorporated by reference to Exhibit 10.121 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

21.1†	List of Subsidiaries of the Registrant

Exhibit Number	Exhibit
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Shares of common stock are in uncertificated form, unless otherwise required by applicable law or otherwise determined by the board of directors. Therefore, no specimen common stock certificate is being filed.

† Furnished with this report.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEGREEN VACATIONS CORPORATION

March 7, 2018	By: /s/ Shawn B. Pearson
Shawn B Pearson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn B. Pearson		March 7, 2018
Shawn B. Pearson	President and Chief Executive Officer; Director

/s/ Anthony M. Puleo		March 7, 2018
Anthony M. Puleo	Executive Vice President, Chief Financial Officer and Treasurer; President, Bluegreen Treasury Services

/s/ Adrienne Kelley		March 7, 2018
Adrienne Kelley	Senior Vice President and Chief Accounting Officer

/s/ Alan B. Levan		March 7, 2018
Alan B. Levan	Chairman of the Board of Directors

/s/ John E. Abdo		March 7, 2018
John E. Abdo	Vice Chairman of the Board of Directors

/s/ James R. Allmand, III		March 7, 2018
James R. Allmand	Director

/s/ Norman H. Becker		March 7, 2018
Norman H. Becker	Director

/s/ Lawrence A. Cirillo		March 7, 2018
Lawrence A. Cirillo	Director

/s/Jarett S. Levan		March 7, 2018
Jarett S. Levan	Director

/s/ Mark A. Nerenhausen		March 7, 2018
Mark A. Nerenhausan	Director

/s/ Arnold Sevell		March 7, 2018
Arnold Sevell	Director

/s/ Orlando Sharpe		March 7, 2018
Orlando Sharpe	Director

/s/ Seth M. Wise		March 7, 2018
Seth M. Wise	Director