Form 10-Q
period 2018-03-31
BLUEGREEN VACATIONS CORP
filed 2018-05-04
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-19292

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

As of May 1, 2018, there were 74,734,455 shares of the registrant’s common stock, $.01 par value, outstanding.

BLUEGREEN VACATIONS CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

		December 31,
	March 31,	2017
	2018	* As Adjusted
ASSETS
Cash and cash equivalents	$167,845	$197,337
Restricted cash ($21,240 and $19,488 in VIEs at March 31, 2018
and December 31, 2017, respectively)	47,524	46,012
Notes receivable, net ($294,357 and $279,188 in VIEs
at March 31, 2018 and December 31, 2017, respectively)	424,117	426,858
Inventory	290,964	281,291
Prepaid expenses	16,897	10,743
Other assets	51,361	52,506
Intangible assets, net	61,945	61,978
Loan to related party	80,000	80,000
Property and equipment, net	77,323	74,756
Total assets	$1,217,976	$1,231,481

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$19,821	$22,955
Accrued liabilities and other	76,990	77,317
Deferred income	15,151	16,893
Deferred income taxes	92,213	88,966
Receivable-backed notes payable - recourse	86,310	84,697
Receivable-backed notes payable - non-recourse (in VIEs)	327,024	336,421
Lines-of-credit and notes payable	83,764	100,194
Junior subordinated debentures	70,677	70,384
Total liabilities	771,950	797,827

Commitments and Contingencies - See Note 8

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 74,734,455
shares issued and outstanding at March 31, 2018 and December 31, 2017	747	747
Additional paid-in capital	274,366	274,366
Retained earnings	125,285	115,520
Total Bluegreen Vacations Corporation shareholders' equity	400,398	390,633
Non-controlling interest	45,628	43,021
Total shareholders' equity	446,026	433,654
Total liabilities and shareholders' equity	$1,217,976	$1,231,481

* See Note 2 for summary of adjustments.

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2018	2017
		* As Adjusted
Revenues:
Gross sales of VOIs	$64,160	$63,445
Estimated uncollectible VOI notes receivable	(8,019)	(9,209)
Sales of VOIs	56,141	54,236

Fee-based sales commission revenue	45,854	45,154
Other fee-based services revenue	28,024	26,121
Cost reimbursements	16,200	14,670
Interest income	21,122	22,386
Other income, net	181	—
Total revenues	167,522	162,567

Costs and expenses:
Cost of VOIs sold	1,812	3,159
Cost of other fee-based services	17,411	16,107
Cost reimbursements	16,200	14,670
Selling, general and administrative expenses	93,549	89,835
Interest expense	7,767	7,644
Other expense, net	—	245
Total costs and expenses	136,739	131,660

Income before non-controlling interest and
provision for income taxes	30,783	30,907
Provision for income taxes	7,201	10,611
Net income	23,582	20,296
Less: Net income attributable to non-controlling interest	2,607	2,647
Net income attributable to Bluegreen Vacations
Corporation shareholders	$20,975	$17,649

Earnings per share attributable to
Bluegreen Vacations Corporation shareholders - Basic and diluted	$0.28	$0.25	(1)

Weighted average number of common shares outstanding:
Basic and diluted	74,734	70,998	(1)

Cash dividends declared per share	$0.15	$—

* See Note 2 for summary of adjustments.

(1)

The calculation of basic and diluted earnings per share reflects the stock split effected in connection with our initial public offering during November 2017 as if the stock split was effected on January 1, 2017.

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

			Equity Attributable to Bluegreen Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,734,455	*As adjusted balance at December 31, 2017	$433,654	$747	$274,366	$115,520	$43,021
—	Net income	23,582	—	—	20,975	2,607
—	Dividends to shareholders	(11,210)	—	—	(11,210)	—
74,734,455	Balance at March 31, 2018	$446,026	$747	$274,366	$125,285	$45,628

* See Note 2 for summary of adjustments.

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended
	March 31,
	2018	2017
		*As Adjusted
Operating activities:
Net income	$23,582	$20,296
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,946	3,422
Loss on disposal of property and equipment	—	429
Provision for loan losses	8,006	9,199
Provision (benefit) for deferred income taxes	3,247	(4,229)
Changes in operating assets and liabilities:
Notes receivable	(5,264)	(3,872)
Prepaid expenses and other assets	(5,177)	(15,151)
Inventory	(9,673)	(6,664)
Accounts payable, accrued liabilities and other, and
deferred income	(5,204)	3,742
Net cash provided by operating activities	13,463	7,172

Investing activities:
Purchases of property and equipment	(5,462)	(3,028)
Net cash used in investing activities	(5,462)	(3,028)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	25,761	11,679
Payments on borrowings collateralized by notes receivable	(33,947)	(34,006)
Payments under line-of-credit facilities and notes payable	(16,487)	(3,956)
Payments of debt issuance costs	(98)	(24)
Dividends paid	(11,210)	—
Net cash used in financing activities	(35,981)	(26,307)
Net decrease in cash and cash equivalents
and restricted cash	(27,980)	(22,163)
Cash, cash equivalents and restricted cash at beginning of period	243,349	190,228
Cash, cash equivalents and restricted cash at end of period	$215,369	$168,065

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended
	March 31,
	2018	2017

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$6,685	$6,480
Income taxes paid	$4,182	$10,815

* See Note 2 for summary of adjustments.

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  Organization and Basis of Presentation

Bluegreen Vacations Corporation is referred to in this report together with its consolidated subsidiaries as “Bluegreen Vacations”, “Bluegreen”, “the Company”, “we”, “us” and “our”. Bluegreen has prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In our opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other future interim or annual periods. The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on March 7, 2018.

Initial Public Offering

The initial public offering of our common stock was closed on November 17, 2017.  In the initial public offering, we sold 3,736,723 shares of our common stock at the public offering price of $14.00 per share, less underwriting discounts and commissions. We received net proceeds of approximately $47.3 million from our sale of shares in the initial public offering.  In addition, BBX Capital Corporation (NYSE: BBX) (“BBX Capital”), our sole shareholder prior to the initial public offering, sold, as selling shareholder, 3,736,722 shares of our common stock in the initial public offering, including 974,797 shares sold on December 5, 2017 pursuant to the underwriters’ exercise of their option to purchase additional shares, at the public offering price of $14.00 per share, less underwriting discounts and commissions. We did not receive any proceeds from the sale of shares by BBX Capital. BBX Capital continues to own approximately 90% of our outstanding common stock. Our common stock began trading on the New York Stock Exchange (the “NYSE”) on November 17, 2017 under the symbol “BXG.”  In connection with the initial public offering, we effected a 709,977-for-1 stock split. All share and per share amounts herein reflect, or are calculated after giving effect to, such stock split.

Our Business

We are a leading vacation ownership company that markets and sells Vacation ownership interests (“VOIs”) and manages resorts in top leisure and urban destinations. Our resort network includes 43 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 212,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to almost 11,000 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within our core demographic, which is described below.

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

Principles of Consolidation and Basis of Presentation

Our unaudited consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, including Bluegreen/Big Cedar Vacations, LLC (a joint venture in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and our majority voting control of its management committee (“Bluegreen/Big Cedar Vacations”), and variable interest entities (sometimes referred to herein as “VIEs”) of which we are the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations (Topic 810). We do not consolidate the statutory business trusts formed by us to issue trust preferred securities as these entities represent VIEs in which we are not the primary beneficiary. The statutory business trusts are accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with current period presentation.  These reclassifications had no effect on the reported results of operations, did not materially affect previously reported cash flows from operations, from investing activities, or from financing activities in the unaudited Consolidated Statements of Cash Flows, and had no effect on the unaudited Consolidated Statements of Income and Comprehensive Income for any period.

Revenue Recognition

Sales of VOIs.  Revenue is recognized for sales of VOIs after the legal rescission period has expired on a properly executed VOI sales agreement and the collectibility of the note receivable from the buyer, if any, is reasonably assured.  Transfer of control of the VOI to the buyer occurs at the point of sale after the legal rescission period has expired as the risk and rewards associated with VOI ownership are transferred to the buyer at this time.  We record customer deposits from contracts within the legal rescission period in Restricted cash and Accrued liabilities and other in our Consolidated Balance Sheet as such amounts are refundable until the legal rescission period has expired.  In cases where construction and development of our developed resorts has not been substantially completed, we defer all of the revenues and associated expenses for the sales of VOIs until construction is substantially complete and the resort may be occupied.

For financed contracts, we have reduced the transaction price for expected loan losses which we consider to be variable consideration. Our estimates of the variable consideration are based on the results of our static pool analysis, which relies on historical payment data for similar VOI notes receivable. Our policies regarding the estimation of variable consideration on our notes receivable are discussed in further detail under “Notes Receivable” below.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of our sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are expensed as incurred. Conversely, incremental revenues in excess of incremental carrying costs are recorded as a reduction to the carrying cost of VOI inventory. Incremental carrying costs include costs that have been incurred by us during the holding period of unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory. During each of the periods presented, our aggregate rental revenue and sampler revenue was less than the aggregate carrying cost of our VOI inventory.  Accordingly, we recorded such revenue as a reduction to Cost of other fee-based services in our Consolidated Statements of Income and Comprehensive Income.

Fee-based sales commission revenue.  Revenue is recognized when a sales transaction with a VOI purchaser is consummated in accordance with the terms of the fee-based sales agreement with the third-party developer and the related consumer rescission period has expired.

Other fee-based services revenue and cost reimbursements.  Revenue in connection with our other fee-based services (which are described below) is recognized as follows:

•

Resort and club management revenue and related cost reimbursements are recognized as services are rendered.  These services provided to the resort homeowner associations (“HOAs”) are comprised of day-to-day services to operate the resort, including management services and certain accounting and administrative functions.  Management services provided to the Vacation Club include managing the reservation system and providing owner, billing and collection services.  Our management contracts are typically structured as cost-plus with an initial term of three years and automatic one-year renewals. We believe these services to be a series of distinct goods and services to be accounted for as a single performance obligation over time and recognize revenue as the customer receives the benefits of our services.  We allocate variable consideration to the distinct good or service within the series, such that revenue from management fees and cost reimbursements is recognized in each period as the uncertainty with respect to such variable consideration is resolved.

•	Resort Title fee revenue is recognized when escrow amounts are released and title documents are completed.
•	Rental revenues are recognized on a daily basis which is consistent with the period for which the customer benefits from such service.
•	Mortgage servicing revenue is recognized over time as services are rendered.

Our cost of other fee-based services consists of the costs associated with the various activities described above, as well as developer subsidies and maintenance fees on our unsold VOIs.

Interest Income.  We provide financing for a significant portion of sales of our owned VOIs.  We recognize interest income from financing VOI sales on the accrual method as earned based on the outstanding principal balance, interest rate and terms stated in each individual financing agreement.  See Notes Receivable below for further discussion of the policies applicable to our VOI notes receivable.

Revenue disaggregated by category was as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017

Sales of VOIs (1)	$56,141	$54,236
Fee-based sales commission revenue (2)	45,854	45,154
Resort and club management revenue (2)	23,952	22,027
Cost reimbursements (2)	16,200	14,670
Resort title fees (1)	2,689	2,817
Rental revenue (2)	1,383	1,277
Revenue from customers	146,219	140,181
Interest Income (1)	21,122	22,386
Other income, net	181	—
Total revenues	$167,522	$162,567

(1)	Included in sales of VOIs and financing segment described in Note 11.
(2)	Included in resort operations and club management segment described in Note 11.

Notes receivable

Our notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and is not resumed until such loans are less than 90 days past due.  As of March 31, 2018 and December 31, 2017, $15.8 million and $12.9 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income.  After 120 days, our VOI notes receivable are generally written off against the allowance for loan losses.

To the extent we determine that it is probable that a significant reversal of cumulative revenue recognized may occur, we record an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved.  Our estimates of the variable consideration are based on the results of our static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the notes. We also consider whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. We review our estimate of variable consideration on at least a quarterly basis.  Loan origination costs are deferred and recognized over the life of the related notes receivable.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” as subsequently amended (“ASU 2014-09”). ASU 2014-09 replaces numerous requirements in GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers.  The new standard specifies how and when to recognize revenue from contracts with customers by providing a principle-based framework and requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the new guidance on January 1, 2018 using the full retrospective method. We restated financial information previously presented to reflect the full retrospective method of transition to ASU 2014-09.

We have elected to use the following practical expedients as part of our implementation of ASU 2014-09:

•	We have utilized the transaction price upon completion of the contract for certain contracts with customers as a practical expedient.
•

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or unsatisfied performance obligations or unsatisfied promises to transfer a distinct good or service that forms a part of a single performance obligation recognized over time.  See above for further description of variable consideration identified in our contracts with customers.

•	We expense all marketing and sales costs as they are incurred.

•

In determining the transaction price for contracts with a customer, we exclude all taxes assessed by a government authority that are both imposed on and concurrent with a specified transaction and collected by us from a customer.

We do not believe that the use of these practical expedients materially impacted the unaudited consolidated financial statements and disclosures herein.

The following represents the impact of the adoption of ASU 2014-09 on our consolidated balance sheet as of December 31, 2017, December 31, 2016 and consolidated statement of income for the three months ended March 31, 2017 (in thousands, except per share data):

	For the Three Months Ended March 31, 2017
	Prior to Adoption	New Revenue Standard Adjustment	As Adjusted
Income Statement:
Sales of VOIs	$54,457	$(221)	$54,236
Cost reimbursements	—	14,670	14,670
Cost reimbursements	—	14,670	14,670
Cost of VOIs sold	3,318	(159)	3,159
Selling, general and administrative expenses	89,983	(148)	89,835
Income before non-controlling interest and provision for income taxes	30,820	87	30,907
Provision for income taxes	10,526	85	10,611
Net income	20,294	2	20,296
Less: Net income attributable to non-controlling interest	2,807	(160)	2,647
Net income attributable to Bluegreen Vacations Corporation shareholders	$17,487	$162	$17,649
Basic and diluted earnings per share	$0.25	$—	$0.25

	As of and for the Year ended December 31, 2017
	As Previously Reported	New Revenue Standard Adjustment	As Adjusted
Balance Sheet:
Notes receivable, net	$431,801	$(4,943)	$426,858
Deferred income	36,311	(19,418)	16,893
Deferred income taxes	83,628	5,338	88,966
Total shareholders' equity	$424,517	$9,137	$433,654

Income Statement:
Sales of VOIs	$239,662	$2,355	$242,017
Cost reimbursements	—	52,639	52,639
Cost reimbursements	—	52,639	52,639
Cost of VOIs sold	17,439	240	17,679
Selling, general and administrative expenses	420,746	453	421,199
Income before non-controlling interest and provision for income taxes	135,336	1,662	136,998
Provision (benefit) for income taxes	(2,974)	629	(2,345)
Net income	138,310	1,033	139,343
Less: Net income attributable to non-controlling interest	12,784	(24)	12,760
Net income attributable to Bluegreen Vacations Corporation shareholders	$125,526	$1,057	$126,583
Basic and diluted earnings per share	$1.76	$0.01	$1.77

	As of and for the Year ended December 31, 2016
	As Previously Reported	New Revenue Standard Adjustment	As Adjusted
Balance Sheet:
Notes receivable, net	$430,480	$(4,680)	$425,800
Deferred income	37,015	(17,493)	19,522
Deferred income taxes	126,278	4,711	130,989
Total shareholders' equity	$290,208	$8,103	$298,311

Income Statement:
Sales of VOIs	$266,142	$7,732	$273,874
Cost reimbursements	—	49,557	49,557
Cost reimbursements	—	49,557	49,557
Cost of VOIs sold	27,346	1,483	28,829
Selling, general and administrative expenses	418,357	1,572	419,929
Income before non-controlling interest and provision for income taxes	124,948	4,676	129,624
Provision for income taxes	40,172	1,448	41,620
Net income	84,776	3,228	88,004
Less: Net income attributable to non-controlling interest	9,825	300	10,125
Net income attributable to Bluegreen Vacations Corporation shareholders	$74,951	$2,928	$77,879
Basic and diluted earnings per share	$1.06	$0.04	$1.10

On March 7, 2018, we filed our 2017 Annual Report which included in Item 8 – Note 2 to the consolidated financial statements the expected impacts to recorded results of the retrospective adjustments to our financial statements for the years ended December 31, 2017 and 2016 due to the adoption of ASU 2014-09.  Subsequent to the March 7, 2018 filing date, we revised our calculation of the expected impact of the full retrospective adoption of this standard, and the amounts included in the above tables reflect these revisions.   As previously noted above, certain prior period amounts have been reclassified for consistency with current period presentation.

In August 2016, the FASB issued Accounting Standards Update ASU 2016-15, “Statement of Cash Flows (Topic 230)– Classifications of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which is intended to clarify the presentation of cash receipts and payments in specific situations. Further in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)- Restricted Cash” (“ASU 2016-18”), which requires entities to show changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows with a reconciliation to the related captions in the balance sheet. These standards became effective for us on January 1, 2018. We early adopted these standards effective December 31, 2017 as of and for the year then ended.  Our adoption of ASU 2016-15 and ASU 2016-18 did not have a material impact on our consolidated financial statements and is reflected in the unaudited Consolidated Financial Statements included herein.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business”, which is intended to clarify the determination of whether a company has acquired or sold a business.  The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidations, and the standard will help entities determine whether transactions should be accounted for as acquisitions or disposals of assets or businesses.  The standard is expected to result in more acquisitions being accounted for as asset purchases instead of business combinations.  The guidance is effective for fiscal years beginning after December 15, 2017.  We adopted this standard on January 1, 2018 using the prospective transition method.  The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 formally amended ASC Topic 740, Income Taxes (“ASC 740”) for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC 740 in the reporting period in which the U.S. Tax Cuts and Jobs Act (the “Tax Cuts and Jobs Act”)

was signed into law. Our adoption of ASU 2018-05 as of March 31, 2018 had no impact on our accounting for income taxes for the three months ended March 31, 2018. Additional information regarding the accounting for income taxes for the Tax Cuts and Jobs Act is contained in Note 8, Income Taxes.

Future Adoption of Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  This update will require assets and liabilities to be recognized on the balance sheet of a lessee for the rights and obligations created by leases of assets with terms of more than 12 months.  For income statement purposes, the update retained a dual model, requiring leases to be classified as either operating or finance based on largely similar criteria to those applied in current lease accounting, but without explicit bright lines.  ASU 2016-02 also requires extensive quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense both recognized and expected to be recognized from existing leases.  This standard will be effective for us on January 1, 2019.  Early adoption is permitted.  We are currently evaluating the impact that ASU 2016-02 may have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. Further, public entities will be required to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard will be effective for us on January 1, 2020. Early adoption is permitted beginning on January 1, 2019. We are currently evaluating the impact that ASU 2016-13 may have on our consolidated financial statements.

3.  Notes Receivable

The table below provides information relating to our notes receivable and our allowance for loan losses as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	As of
	March 31,	December 31,
	2018	2017
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$164,974	$184,971
VOI notes receivable - securitized	380,642	364,349
	545,616	549,320
Allowance for loan losses - non-securitized	(36,292)	(38,497)
Allowance for loan losses - securitized	(86,285)	(85,161)
VOI notes receivable, net	$423,039	$425,662
Allowance as a % of VOI notes receivable	22%	23%

Notes receivable secured by homesites: (1)
Homesite notes receivable	1,198	1,329
Allowance for loan losses	(120)	(133)
Homesite notes receivable, net	$1,078	$1,196
Allowance as a % of homesite notes receivable	10%	10%
Total notes receivable:
Gross notes receivable	$546,814	$550,649
Allowance for loan losses	(122,697)	(123,791)
Notes receivable, net	$424,117	$426,858
Allowance as a % of gross notes receivable	22%	22%

(1)	Notes receivable secured by homesites were originated through a business, substantially all the assets of which were sold by us in 2012.

The weighted-average interest rate on our notes receivable was 15.3% at both March 31, 2018 and December 31, 2017.  All of our VOI loans bear interest at fixed rates.  The weighted-average interest rate charged on our notes receivable secured by VOIs was 15.3% at both March 31, 2018 and December 31, 2017.

Credit Quality for Financed Receivables and the Allowance for Loan Losses

The activity in our allowance for loan losses (including with respect to our homesite notes receivable) was as follows (in thousands):

For the Three Months Ended
March 31, 2018
Balance, beginning of period	$123,791
Provision for loan losses	8,006
Less: Write-offs of uncollectible receivables	(9,100)
Balance, end of period	$122,697

We hold large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables.  In estimating variable considerations, management does not use a single primary indicator of credit quality but instead evaluates our VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

The following table shows the delinquency status of our VOI notes receivable as of March 31, 2018 and December 31, 2017 (in thousands):

	As of
	March 31,	December 31,
	2018	2017
Current	$520,383	$525,482
31-60 days	5,113	6,088
61-90 days	4,353	4,897
Over 91 days (1)	15,767	12,853
Total	$545,616	$549,320

(1)

Includes $10.6 million and $7.6 million as of March 31, 2018 and December 31, 2017, respectively, related to VOI notes receivable that, as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

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

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of March 31, 2018, we were in compliance with all material terms under our securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, we analyze our variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. We base our quantitative analysis on the forecasted cash flows of the entity.  We base our qualitative analysis on the structure of the entity, including our decision-making ability and authority with respect to the entity, and relevant financial agreements. We also use a  qualitative analysis to determine if we must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, we have determined these securitization entities to be VIEs of which we are the primary beneficiary and, therefore, we consolidate the entities into our financial statements.

Under the terms of certain of our VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by us of defaulted notes for the three months ended March 31, 2018 and 2017 were $1.7 million and $3.3 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of
	March 31,	December 31,
	2018	2017

Restricted cash	$21,240	$19,488
Securitized notes receivable, net	294,357	279,188
Receivable backed notes payable - non-recourse	327,024	336,421

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

5.  Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	March 31,	December 31,
	2018	2017

Completed VOI units	$192,262	$194,503
Construction-in-progress	30,819	22,334
Real estate held for future development	67,883	64,454
	$290,964	$281,291

The interest expense reflected in our unaudited Consolidated Statements of Income and Comprehensive Income is net of capitalized interest. Interest capitalized to VOI inventory was $0.5 million and $1.1 million at March 31, 2018 and December 31, 2017, respectively.

6.  Debt

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders.  Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of March 31, 2018 and December 31, 2017, was as follows (dollars in thousands):

	As of
	March 31, 2018			December 31, 2017
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

2013 Notes Payable	$45,000	5.50%	$31,504	$46,500	5.50%	$29,403
Pacific Western Term Loan	2,706	7.03%	10,203	2,715	6.72%	9,884
Fifth Third Bank Note Payable	4,018	4.66%	8,026	4,080	4.36%	8,071
NBA Line of Credit	484	4.91%	18,993	5,089	4.75%	15,260
Fifth Third Syndicated LOC	10,000	4.54%	81,071	20,000	4.27%	75,662
Fifth Third Syndicated Term	23,438	4.75%	25,335	23,750	4.32%	23,960
Unamortized debt issuance costs	(1,882)	—	—	(1,940)	—	—
Total	$83,764		$175,132	$100,194		$162,240

See Note 8 to our Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K for additional information regarding each of the above listed lines-of-credit and notes payable.

There were no new debt issuances or significant changes related to the above listed lines-of-credit or notes payable during the three ended months March 31, 2018.  See Note 12 (Subsequent Events) for information regarding the acquisition loan we entered into in connection with our purchase of the Éilan Hotel &  Spa during April 2018.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of
	March 31, 2018			December 31, 2017
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility	$22,375	5.00%	$27,395	$24,990	5.00%	$30,472
NBA Receivables Facility	47,312	4.40%	59,647	44,414	4.10%	53,730
Pacific Western Facility	16,623	6.30%	21,199	15,293	6.00%	19,516
Total	86,310		108,241	84,697		103,718

Receivable-backed notes payable - non-recourse:
KeyBank/DZ Purchase Facility	$21,904	4.63%	$27,112	$16,144	4.31%	$19,866
Quorum Purchase Facility	21,689	4.75-6.90%	24,453	16,771	4.75-6.90%	18,659
2012 Term Securitization	21,058	2.94%	23,555	23,227	2.94%	25,986
2013 Term Securitization	34,627	3.20%	37,316	37,163	3.20%	39,510
2015 Term Securitization	54,667	3.02%	58,234	58,498	3.02%	61,705
2016 Term Securitization	77,979	3.35%	86,230	83,142	3.35%	91,348
2017 Term Securitization	100,846	3.12%	113,029	107,624	3.12%	119,582
Unamortized debt issuance costs	(5,746)	---	—	(6,148)	---	—
Total	327,024		369,929	336,421		376,656
Total receivable-backed debt	$413,334		$478,170	$421,118		$480,374

Except as described below, there were no new debt issuances or significant changes related to the above listed facilities during 2018.

Liberty Bank Facility.   Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period. On March 12, 2018, we amended and restated the Liberty Bank Facility to extend the revolving credit period from March 2018 to March 2020, extend the maturity date from November 2020 until March 2023, and amend the interest rate on borrowings as described below. Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Timeshare Loans assigned to agent, during the revolving credit period of the facility. Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility. Through March 31, 2018, borrowings under the Liberty Bank Facility bore interest at the Wall Street Journal (“WSJ”) Prime Rate plus 0.50% per annum, subject to a 4.00% floor.  Pursuant to the March 2018 amendment to the Liberty Bank Facility, effective April 1, 2018, all borrowings outstanding under the facility bear interest at an annual rate equal to the WSJ Prime Rate, subject to a 4.00% floor. Principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due upon maturity.

Quorum Purchase Facility.   We and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On April 6, 2018, the Quorum Purchase Facility was amended to extend the revolving purchase period from June 30, 2018 to June 30, 2020, and agreed to a fixed interest rate of 4.95% per annum on advances made through September 30, 2018. The interest rate on advances made after September 30, 2018 will be set at the time of funding based on rates mutually agreed upon by all parties. The amendment also reduced the loan purchase fee applicable to future advances from 0.50% to 0.25% and extended the maturity of the Quorum Purchase Facility from December 2030 to December 2032.    Of the amounts outstanding under the Quorum Purchase Facility at March 31, 2018, $2.9 million accrues interest at a rate per annum of 6.9%, $2.7 million accrues interest at a rate per annum of 5.5%, $6.9 million accrues interest at a rate per annum of 4.95%, $3.2 million accrues interest at a rate per annum of 5.0%, and $6.0 million accrues interest at a rate per annum of 4.75%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however, Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

See Note 8 to our Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K for additional information regarding our other receivable-backed notes payable facilities listed above.

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

We had the following junior subordinated debentures outstanding at March 31, 2018 (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures (1)	Initial Equity In Trust (2)	Issue Date	Beginning Optional Redemption Date	Interest Rate Following Beginning Optional Redemption Date	Interest Rate at March 31, 2018	Maturity Date

BST I	$14,766	$696	3/15/2005	3/30/2010	3-month LIBOR + 4.90%	7.21%	3/30/2035
BST II	16,539	774	5/4/2005	7/30/2010	3-month LIBOR + 4.85%	6.62%	7/30/2035
BST III	6,696	310	5/10/2005	7/30/2010	3-month LIBOR + 4.85%	6.62%	7/30/2035
BST IV	9,843	464	4/24/2006	6/30/2011	3-month LIBOR + 4.85%	7.16%	6/30/2036
BST V	9,843	464	7/21/2006	9/30/2011	3-month LIBOR + 4.85%	7.16%	9/30/2036
BST VI	12,990	619	2/26/2007	4/30/2012	3-month LIBOR + 4.80%	6.57%	4/30/2037
	$70,677	$3,327

(1)	Amounts include purchase accounting adjustments which reduced the total carrying value by $40.2 million.
(2)	Initial Equity in Trust is recorded as part of other assets in the unaudited Consolidated Balance Sheets.

We had the following junior subordinated debentures outstanding at December 31, 2017  (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures (1)	Initial Equity In Trust (2)	Issue Date	Beginning Optional Redemption Date	Interest Rate Following Beginning Optional Redemption Date	Interest Rate at December 31, 2017	Maturity Date

BST I	$14,703	$696	3/15/2005	3/30/2010	3-month LIBOR + 4.90%	6.59%	3/30/2035
BST II	16,472	774	5/4/2005	7/30/2010	3-month LIBOR + 4.85%	6.23%	7/30/2035
BST III	6,670	310	5/10/2005	7/30/2010	3-month LIBOR + 4.85%	6.23%	7/30/2035
BST IV	9,802	464	4/24/2006	6/30/2011	3-month LIBOR + 4.85%	6.54%	6/30/2036
BST V	9,802	464	7/21/2006	9/30/2011	3-month LIBOR + 4.85%	6.54%	9/30/2036
BST VI	12,935	619	2/26/2007	4/30/2012	3-month LIBOR + 4.80%	6.18%	4/30/2037
	$70,384	$3,327

(1)	Amounts include purchase accounting adjustments which reduced the total carrying value by $40.4 million.
(2)	Initial Equity in Trust is recorded as part of other assets in the unaudited Consolidated Balance Sheets.

As of March 31, 2018, we were in compliance with all financial debt covenants under our debt instruments. As of March 31, 2018, we had availability of approximately $221.9 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

7.  Fair Value of Financial Instruments

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$167,845	$167,845	$197,337	$197,337
Restricted cash	47,524	47,524	46,012	46,012
Notes receivable, net	424,117	510,000	426,858	525,000
Lines-of-credit, notes payable, and receivable-
backed notes payable	497,098	502,600	521,312	529,400
Junior subordinated debentures	70,677	87,000	70,384	88,500

Cash and cash equivalents.  The amounts reported in the unaudited Consolidated Balance Sheets for cash and cash equivalents approximate fair value.

Restricted cash.  The amounts reported in the unaudited Consolidated Balance Sheets for restricted cash approximate fair value.

Notes receivable, net.  The fair value of our notes receivable is estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in the unaudited Consolidated Balance Sheets approximate fair value for indebtedness that provides for variable interest rates.  The fair value of our fixed-rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt.  These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

Junior subordinated debentures. The fair value of our junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

8.  Commitments and Contingencies

In lieu of paying maintenance fees for unsold VOI inventory, we provide subsidies to certain HOAs to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  We  did not make any subsidy payments in connection with these arrangements during the three months ended March 31, 2018 or 2017.  As of March 31, 2018, we had $2.3 million  accrued for such subsidies included in accrued liabilities and other in the unaudited Consolidated Balance Sheets herein. As of December 31, 2017, we had no accrued liabilities for such subsidies.  As of March 31, 2018, we were providing subsidies to nine HOAs.

In September 2017, we entered into an agreement with a former executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling approximately $2.9 million through March 2019. As of March 31, 2018, $2.1 million remained payable under this agreement. Also during the second half of 2017, we commenced an initiative designed to streamline our operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance accrued as of December 31, 2017 and $0.7 million accrued as of March 31, 2018, included in accrued liabilities and other in the unaudited Consolidated Balance sheets herein.

In October 2013, we entered into an agreement to purchase from an unaffiliated third party completed VOI inventory at the Lake Eve Resort in Orlando, Florida over a five-year period. The total purchase commitment was $35.1 million.  As of March 31, 2018, $4.6 million remained payable under this agreement.

In March 2018, we approved in principle the material terms of an Executive Leadership Incentive Plan (the “ELIP”), which is expected to provide for the grant of cash-settled performance units (“Performance Units”) and cash-settled stock appreciation rights (“SARs”) to participants in the ELIP.  It is contemplated that each participant will be granted award opportunities representing a percentage of his or her base salary (the “Target LTI”).  In the case of certain of our executive officers, the award will be divided 30% to SARs and 70% to Performance Units.  For other participants, including our senior vice presidents, certain vice presidents and certain other employees, the award will be 100% in Performance Units. Performance Units will represent the right of the recipient to receive a cash payment based on the achievement of levels of EBITDA and return on invested capital (“ROIC”) during a two-year period.  SARs granted under the ELIP, upon exercise after vesting, will entitle the holder to a cash payment in an amount equal to the excess of the market price of our common stock on the date of exercise over the exercise price of the SAR.  The SARs will vest in equal annual installments on the first, second and third anniversary of the date of grant and have a five-year term. As of March 31, 2018, we had $1.0 million accrued for the ELIP included in accrued liabilities and other in the unaudited Consolidated Balance Sheets as of such date.

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

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also claims that the Defendants terminated plaintiff Whitney Paxton as retaliation for her complaints about alleged violations of the FLSA. The lawsuit seeks damages in the amount of the unpaid compensation owed to the plaintiffs. During July 2017, a magistrate judge entered a report and recommendation that the plaintiffs’ motion to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. During September 2017, the judge accepted the recommendation and granted preliminary approval of class certification. Based on that conditional class certification, all potential class members were provided Consent Forms to opt-in to the lawsuit, which opt-in period has since expired, and a set number of opt-ins has been determined.  Class-wide discovery was subsequently served and plaintiffs filed a Motion for Protective Order which is pending.  We believe that the lawsuit is without merit and intend to vigorously defend the action.

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Guillermo Astorga Jr., Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a lawsuit against us which asserted claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The complaint sought to establish a class of consumers who, since the beginning of the applicable statute of limitations, purchased VOIs from us, had their annual maintenance fees relating to our VOIs increased, or were unable to roll over their unused points to the next calendar year. The plaintiffs sought damages in the amount alleged to have been improperly obtained by us, as well as any statutory enhanced damages, attorneys’ fees and costs, and equitable and injunctive relief. On November 20, 2017, we moved to dismiss the complaint and, in response, the plaintiffs filed an amended complaint dropping the claims relating to the Florida Deceptive and Unfair Trade Practices Act and adding claims for fraud in the inducement and violation of the Florida Vacation Plan and Timesharing Act. On March 20, 2018, the plaintiffs withdrew their motion for class action certification and on March 23, the court ordered dismissal of the suit.  On April 24, 2018, the plaintiffs filed a new lawsuit against us for substantially the same claims, but only on behalf of the 18 named individuals and not as a class action.  We believe that the lawsuit is without merit and intend to vigorously defend the action.

On January 4, 2018, Gordon Siu, individually and on behalf of all others similarly situated, filed a lawsuit alleging that we and Choice Hotels violated California state privacy laws by recording and/or monitoring a telemarketing call to the plaintiff without his consent. The plaintiff claims the individual making the call requested that the plaintiff provide personal and private information and did not disclose that the call was being recorded until after making such request. The plaintiff seeks certification of a class of persons in California whose telephone conversations were monitored, recorded and/or eavesdropped upon without their consent by us and/or Choice Hotels and damages of $5,000 per violation. We believe that the lawsuit is without merit and intend to vigorously defend the action.

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these attorneys have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 8.4% in 2018. We also estimate that approximately 13.3% of the total delinquencies on our VOI notes receivable as of March 31, 2018 related to VOI notes receivable subject to these letters. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners.

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of March 31, 2018, we were selling packages in 68 of Bass Pro’s stores and compensating Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During each of the three months ended March 31, 2018 and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 12% and 13%, respectively, of our VOI sales volume. On October 9, 2017, Bass Pro advised us that it believes the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. We previously had informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. We continue to believe these chargebacks were appropriate and consistent with the terms and intent of the agreements with Bass Pro, and we are continuing to discuss the matter with Bass Pro. On October 20, 2017, in order to demonstrate our good faith, we paid and recognized an expense for this amount to Bass Pro pending a resolution of the matter in the ordinary course. We have continued to make payments to Bass Pro as previously calculated and Bass Pro has accepted these payments.  However, any change in the method of calculation could adversely impact future marketing expenses.

9.  Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014 for federal returns and 2012 for state returns.

Our effective income tax rate was approximately 26% and 38%  during the three months ended March 31, 2018 and 2017, respectively.  On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. In addition to changes or limitations to certain tax deductions, the Tax Cuts and Jobs Act permanently lowers the corporate tax rate to 21% from the previous maximum rate of 35%, effective for tax years commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, we were required by GAAP to revalue our deferred tax assets and liabilities as of the date of enactment and to account for the resulting tax effects in continuing operations in the reporting period of enactment.  We recorded a one-time, after tax benefit of approximately $47.7 million during the fourth quarter of 2017 based on the revaluation of our net deferred tax liability.  The impact of the Tax Cuts and Jobs Act may differ, possibly materially, from the provisional amounts recorded due to among other things, additional analysis, changes in interpretations and assumptions made by us, and additional regulatory guidance that may be issued.  Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118 and ASU 2018-05.  As such, we expect to complete our analysis no later than December 22, 2018.

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

We are party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BBX Capital and its subsidiaries pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns.  Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  We paid BBX Capital or its affiliated entities $4.0 million and $10.5 million during the three months ended March 31, 2018, and 2017, respectively, pursuant to this Agreement.

As of March 31, 2018, we did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

10.  Related Party Transactions

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

In April 2015, pursuant to a Loan Agreement and Promissory Note, one of our wholly owned subsidiaries provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us or our subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the three months ended March 31, 2018 and 2017, we recognized $1.2 million and $2.0 million, respectively, of interest income on the loan to BBX Capital.

We paid or reimbursed BBX Capital or its affiliated entities $0.4 million during both  the three months ended March 31, 2018 and 2017 for management advisory, risk management, administrative and other services. We accrued $0.1 million for the services described above as of both March 31, 2018 and 2017.  BBX Capital or its affiliates paid or reimbursed us $0.1 million during both the three months ended March 31, 2018 and 2017 for other shared services.  As of March 31, 2018 and 2017, $0.2 million and $0.1 million, respectively, was due to us from BBX Capital for these services.

During the three months ended March 31, 2018, we paid $0.2 million for the acquisition of VOI inventory from a company whose President is the son of David L. Pontius, our Executive Vice President Chief Operating Officer.

See also the description of the Agreement to Allocate Consolidated Income Tax Liability and Benefits under Note 9 above.

11.  Segment Reporting

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

We report our results of operations through two reportable segments: (i) sales of VOIs and financing; and (ii) resort operations and club management.

Our sales of VOIs and financing segment includes our marketing and sales activities related to the VOIs that we own, our sale of VOIs through fee-for-service arrangements with third-party developers, our consumer financing activities in connection with sales of VOIs that we own, and our title services operations through a wholly-owned subsidiary.

Our resort operations and club management segment includes our provision of management services activities for our Vacation Club and for a majority of the HOAs of the resorts within our Vacation Club. In connection with those services, we also provide club reservation services, services to owners and billing and collections services to our Vacation Club and certain HOAs. Additionally, we generate revenue within our resort operations and club management segment from our Traveler Plus program, food and beverage and other retail operations, our rental services activities, and our management of construction activities for certain of our fee-based clients.

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

The table below sets forth our segment information for the three months ended March 31, 2018 (in thousands):

Revenues:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$56,141	$—	$—	$—	$56,141
Fee-based sales commission revenue	45,854	—	—	—	45,854
Other fee-based services revenue	2,689	25,335	—	—	28,024
Cost reimbursements	—	16,200	—	—	16,200
Mortgage servicing revenue	1,445	—	—	(1,445)	—
Interest income	19,590	—	1,532	—	21,122
Other income, net	—	—	181	—	181
Total revenues	125,719	41,535	1,713	(1,445)	167,522

Costs and expenses:

Cost of VOIs sold	1,812	—	—	—	1,812
Net carrying cost of VOI inventory	2,517	—	—	(2,517)	—
Cost of other fee-based services	1,242	13,652	—	2,517	17,411
Cost reimbursements	—	16,200	—	—	16,200
Selling, general and administrative expenses	71,816	—	21,592	141	93,549
Mortgage servicing expense	1,586	—	—	(1,586)	—
Interest expense	4,711	—	3,056	—	7,767
Total costs and expenses	83,684	29,852	24,648	(1,445)	136,739
Income (loss) before non-controlling interest
and provision for income taxes	$42,035	$11,683	$(22,935)	$—	$30,783

Add: Depreciation and amortization	1,667	395
Segment Adjusted EBITDA (1)	$43,702	$12,078

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including, how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the three months ended March 31, 2017 in thousands):

Revenues:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$54,236	$—	$—	$—	$54,236
Fee-based sales commission revenue	45,154	—	—	—	45,154
Other fee-based services revenue	2,817	23,304	—	—	26,121
Cost reimbursements	—	14,670	—	—	14,670
Mortgage servicing revenue	1,161	—	—	(1,161)	—
Interest income	20,197	—	2,189	—	22,386
Other income, net	—	—	—	—	—
Total revenues	123,565	37,974	2,189	(1,161)	162,567

Costs and expenses:

Cost of VOIs sold	3,159	—	—	—	3,159
Net carrying cost of VOI inventory	1,674	—	—	(1,674)	—
Cost of other fee-based services	1,286	13,147	—	1,674	16,107
Cost reimbursements	—	14,670	—	—	14,670
Selling, general and administrative expenses	74,006	—	15,499	330	89,835
Mortgage servicing expense	1,491	—	—	(1,491)	—
Interest expense	4,306	—	3,338	—	7,644
Other expense, net	—	—	245	—	245
Total costs and expenses	85,922	27,817	19,082	(1,161)	131,660
Income (loss) before non-controlling interest
and provision for income taxes	$37,643	$10,157	$(16,893)	$—	$30,907

Add: Depreciation and amortization	1,518	405
Segment Adjusted EBITDA (1)	$39,161	$10,562

(1)

 See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including, how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

12.  Subsequent Events

On April 17, 2018, we purchased the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million.  The acquisition was treated as a business combination, accounted for using the acquisition method of accounting. In connection with the acquisition, we entered into a non-revolving acquisition loan with NBA (the “NBA Éilan Loan”), which provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and up to an additional $3.2 million may be drawn upon to fund certain future improvement costs over a 12-month advance period. Principal payments will be effected through release payments from sales of VOIs at Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one month LIBOR plus 3.25%, subject to a floor of 4.75%.

Subsequent events have been evaluated through the date the financial statements were available to be issued.  As of such date, other than described above, there were no subsequent events identified that required recognition or disclosure.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

•	our ability to maintain an optimal inventory of vacation ownership interests (“VOIs”) for sale;

•	the availability of financing and our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events or trends in vacation destinations and regions where the resorts in our network are located, including weather-related events;

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

•	uncertainty associated with the Tax Cut and Jobs Act and the impact it may have on our future results; and

•

other risks and uncertainties inherent to our business, the vacation ownership industry and the ownership of our common stock, including those discussed in the “Risk Factors” section of, and elsewhere in, our Annual Report on Form 10-K.

Terms Used in this Quarterly Report on Form 10-Q

Except as otherwise noted or where the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Bluegreen Vacations,” “Bluegreen,” “the Company,” “we,” “us” and “our” refer to Bluegreen Vacations Corporation, together with its consolidated subsidiaries.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussion of terms that are not recognized terms under generally accepted accounting principles in the United States (GAAP), and financial measures that are not calculated in accordance with GAAP, including system-wide sales of VOIs, guest tours, sale to tour conversion ratio, average sales volume per guest, Adjusted EBITDA, and Segment Adjusted EBITDA.  Refer to “Key Business and Financial Metrics and Terms Used by Management” for further discussion of these financial metrics.  In addition, see “Results of Operations” below for a reconciliation of Adjusted EBITDA to net income and system-wide sales of VOIs to gross sales of VOIs.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies, see Note 2 to our consolidated financial statements included in Item 1 of this report and “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to us.

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Our resort network includes 43 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 212,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to almost 11,000 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within our core demographic.

VOI Sales and Financing

Our primary business is the marketing and selling of deeded VOIs, developed either by us or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at 11,000 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, we began selling VOIs on behalf of third-party developers and have successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a balanced mix of developed and capital-light inventory. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales typically require no initial investment or development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. In conjunction with our VOI sales, we also generate interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of March 31, 2018, the weighted-average interest rate on our VOI notes receivable was 15.3%. In addition, we earn fees for various other services including, title and escrow services in connection with the closing of VOI sales, and for mortgage servicing and construction management services.

Resort Operations and Club Management

We enter into management agreements with the HOAs that maintain most of the resorts in our Vacation Club and earn fees for providing management services to those HOAs and our approximately 212,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. We have not lost any of the 43 Club Resort management contracts. In addition to resort and club management services, we earn fees for various other services that produce recurring, predictable and long term-revenue, including construction management services for third-party developers.

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

Financing Revenue.  Represents revenue from the financing of VOI sales, which includes interest income and loan servicing fees. We also earn fees from providing mortgage servicing to certain third-party developers relating to VOIs sold by them.

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

Principal Components of Expenses

Cost of VOIs Sold. Represents the cost at which our owned VOIs sold during the period were relieved from inventory. In addition to inventory from our VOI business, our owned VOIs also include those that were acquired by us under JIT and secondary market arrangements. Compared to the cost of our developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales will typically be favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired or actual defaults and equity trades are higher and the resulting change in estimate is recognized. While we believe that there is additional inventory that can be obtained through the secondary market at favorable prices to us in the future, there can be no assurance that such inventory will be available as expected.

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

Financing Expense.  Represents financing interest expense related to our receivable-backed debt, amortization of the related debt issuance costs and expenses incurred in providing financing and servicing loans, including administrative costs associated with mortgage servicing activities for our loans and the loans of certain third-party developers.  Mortgage servicing activities include, amongst other things, payment processing, reporting and collections.

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

Key Business and Financial Metrics and Terms Used by Management

Sales of VOIs.  Represent sales of our owned VOIs, including developed VOIs and those acquired through JIT and secondary market arrangements, reduced by equity trade allowances and our provision for loan losses. In addition to the factors impacting system-wide sales of VOIs (as described below), sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.

System-wide Sales of VOIs.  Represents all sales of VOIs, whether owned by us or a third party immediately prior to the sale. Sales of VOIs owned by third parties are transacted as sales of VOIs in our Vacation Club through the same selling and marketing process we use to sell our VOI inventory. We consider system-wide sales of VOIs to be an important operating measure because it reflects all sales of VOIs by our sales and marketing operations without regard to whether we or a third party owned such VOI inventory at the time of sale. System-wide sales of VOIs is not a recognized term under GAAP and should not be considered as an alternative to sales of VOIs or any other measure of financial performance derived in accordance with GAAP or to any other method of analyzing our results as reported under GAAP.

Guest Tours.  Represents the number of sales presentations given at our sales centers during the period.

Sale to Tour Conversion Ratio.  Represents the rate at which guest tours are converted to sales of VOIs and is calculated by dividing the number of sales transactions by the number of guest tours.

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

Results of Operations

Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

We evaluate the operating performance of our business segments as described in Note 11:  Segment Reporting to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, using Segment Adjusted EBITDA.  See above for a discussion of our definition of Adjusted EBITDA, how management uses it to manage our business and material limitations on its usefulness.  The following tables set forth Segment Adjusted EBITDA, total Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Adjusted EBITDA - sales of VOIs and financing	$43,702	$39,161
Adjusted EBITDA - resort operations and club management	12,078	10,562
Total Segment Adjusted EBITDA	55,780	49,723
Less: Corporate and other	(22,523)	(17,737)
Total Adjusted EBITDA	$33,257	$31,986

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Net income attributable to shareholder(s)	$20,975	$17,649
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	2,607	2,647
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(2,612)	(2,560)
(Gain) Loss on assets held for sale	(20)	22
Add: depreciation and amortization	2,927	2,356
Less: interest income (other than interest earned on VOI notes receivable)	(1,434)	(2,104)
Add: interest expense - corporate and other	3,056	3,338
Add: franchise taxes	81	27
Add: provision for income taxes	7,201	10,611
Corporate realignment cost	476	—
Total Adjusted EBITDA	$33,257	$31,986

The following table reconciles  system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months March 31,
(in thousands)	2018	2017
Gross sales of VOIs	$64,160	$63,445
Add: Fee-Based sales	68,684	66,181
System-wide sales of VOIs	$132,844	$129,626

	As of and for the Three Months Ended March 31,
	2018	2017
Other Financial Data:
System-wide sales of VOIs	$132,844	$129,626
Total Adjusted EBITDA	$33,257	$31,986
Adjusted EBITDA - sales of VOIs and financing	$43,702	$39,161
Adjusted EBITDA - resort operations
and club management	$12,078	$10,562
Number of Bluegreen Vacation Club /
Vacation Club Associate resorts
at period end	67	65
Total number of sale transactions	8,769	8,189
Average sales volume per guest	$2,661	$2,452

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Sales of VOIs and Financing

	For the Three Months Ended March 31,
	2018		2017
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$47,531	36%	$73,330	57%
Secondary Market sales	76,289	57	38,663	30
Fee-Based sales	68,684	52	66,181	51
JIT sales	3,369	3	5,578	4
Less: Equity trade allowances (6)	(63,029)	(48)	(54,126)	(42)
System-wide sales of VOIs	132,844	100%	129,626	100%
Less: Fee-Based sales	(68,684)	(52)	(66,181)	(51)
Gross sales of VOIs	64,160	48	63,445	49
Provision for loan losses (2)	(8,019)	(12)	(9,209)	(15)
Sales of VOIs	56,141	42	54,236	42
Cost of VOIs sold (3)	(1,812)	(3)	(3,159)	(6)
Gross profit (3)	54,329	97	51,077	94
Fee-Based sales commission revenue (4)	45,854	67	45,154	68
Financing revenue, net of financing expense	14,738	11	15,561	12
Other fee-based services - title operations, net	1,447	1	1,531	1
Net carrying cost of VOI inventory	(2,517)	(2)	(1,674)	(1)
Selling and marketing expenses	(65,683)	(49)	(67,252)	(52)
General and administrative expenses - sales and marketing	(6,133)	(5)	(6,754)	(5)
Operating profit - sales of VOIs and financing	42,035	32%	37,643	29%
Add: Depreciation	1,667		1,518
Adjusted EBITDA - sales of VOIs and financing	$43,702		$39,161

(1)	Developed VOI sales represent sales of VOIs acquired or developed by us under our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs.  Sales of VOIs were  $56.1 million and $54.2 million during the three months ended March 31, 2018 and 2017, respectively. Gross sales of VOIs were reduced by $8.0 million and $9.2 million during the three months ended March 31, 2018, and 2017, respectively, for the provision for loan losses.  The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing and newly originated loans. Our provision for loan losses as a percentage of gross sales of VOIs was 12% and 15% during the three months ended March 31, 2018 and 2017, respectively.  The percentage of our sales which were realized in cash within 30 days from sale increased to 43% during the three months ended March 31, 2018 from 42% during the three months ended March 31, 2017.  The decrease in the provision for loan loss is due to higher cash sales and the impact of prepayments (including equity trades) on prior years’ originations in the three months ended March 31, 2018 as compared to the 2017 period.  We have in recent years experienced an increase in our default rates. We believe that a significant portion of the default increase in recent years is due in part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See Note 8 to our Consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions taken by us in connection with these letters. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

System-wide sales of VOIs.   System-wide sales of VOIs were $132.8 million and $129.6 million during the three months ended March 31, 2018 and 2017, respectively. This growth reflected an increase in the sale-to-tour conversion ratio, partially offset by a decrease in the average sales price per transaction and the number of marketing tours and the impact of weather-related challenges that caused the temporary closing of certain sales centers during the quarter, as well as trip cancellations due to weather that reduced marketing tours in many locations. The sale-to-tour conversion ratio increased by 14% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. During 2017, we began several initiatives to screen the credit qualifications of potential marketing guests, resulting in a higher VPG and a lower number of tours. We believe our screening of marketing guests has resulted in improved efficiencies in our sales process, however there is no assurance that such efficiencies will continue.

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

The following table sets forth certain information for system-wide sales of VOIs for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	% Change

Number of sales offices at period-end	24	23	4
Number of active sales arrangements with third-party clients at period-end	13	12	8
Total number of VOI sales transactions	8,769	8,189	7
Average sales price per transaction	$15,234	$15,940	(4)
Number of total guest tours	50,197	53,236	(6)
Sale-to-tour conversion ratio– total marketing guests	17.5%	15.4%	14
Number of new guest tours	29,879	33,416	(11)
Sale-to-tour conversion ratio– new marketing guests	14.9%	12.6%	18
Percentage of sales to existing owners	54.0%	51.5%	5
Average sales volume per guest	$2,661	$2,452	9

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	Twelve Months Ended March 31,
	2018	2017

Average annual default rates	8.35%	7.63%

	As of March 31,
	2018	2017

Delinquency rates	2.75%	2.91%

See Note 8 to our consolidated financial statements included in Item 1 of this report for information regarding letters we have received from attorneys who purport to represent VOI owners and who have encouraged VOI owners to become delinquent and ultimately default on their obligations, which adversely impact on our delinquency and default rates.

Cost of VOIs Sold.  During the three months ended March 31, 2018 and 2017, cost of VOIs sold was $1.8 million and $3.2 million, respectively, and represented 3% and 6%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher and the resulting change in estimate is recognized.  During the first quarter of 2018, our cost of sales benefited from approximately 36% of our VOI sales coming from a resort that we acquired in 2017 that had a relatively lower cost than our other VOIs.   Additionally, we reacquired more VOIs through upgrades and mortgage defaults during the first quarter of 2018 than we anticipated, which increased the expected sales value of our VOIs.  Increases to the expected sales value of our VOIs are recognized as a change in estimate through cost of sales.

Fee-Based Sales Commission Revenue.  During the three months ended March 31, 2018 and 2017, we sold $68.7 million and $66.2 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $45.9 million and $45.2 million, respectively, in connection with those sales. The increase in sales of third-party developer inventory on a commission basis during the 2018 period was due primarily to the factors described above related to the increase in system-wide sales of VOIs.  We earned an average sales and marketing commission of 67% and 68% during the three months ended March 31, 2018, and 2017, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of our fee-based service arrangements.

Financing Revenue, Net of Financing Expense — Sales of VOIs.  Interest income on VOIs notes receivable was $19.6 million and $20.2 million during the three months ended March 31, 2018 and 2017, respectively, which was partially offset by interest expense on receivable-backed debt of $4.7 million and $4.3 million, respectively. The decrease in finance revenue net of finance expense is a result of our higher cost of borrowing and lower weighted average interest rates on VOI notes receivable, partially offset by an increase in our VOI notes receivable portfolio, in connection with the introduction of “risk-based pricing” pursuant to which buyer’s interest rates are determined based on their FICO score at the point of sale.  Revenues from mortgage servicing during the three months ended March 31, 2018 and 2017 of $1.4 million and $1.2 million, respectively, are included in financing revenue, net of mortgage servicing expenses of  $1.6 million and $1.5 million during the three months ended March 31, 2018 and 2017, respectively.

Other Fee-Based Services — Title Operations, net.  During the three months ended March 31, 2018 and 2017, revenue from our title operations was $2.7 million and $2.8 million, respectively, which was partially offset by expenses directly related to our title operations of $1.2 million and $1.3 million, respectively.

Net Carrying Cost of VOI Inventory. The carrying cost of our inventory was $5.6 million and $4.2 million during the three months ended March 31, 2018 and 2017, respectively, which was partly offset by rental and sampler revenues of $3.1 million and $2.5 million, respectively. The increase in carrying costs relates to maintenance fees and developer subsidies associated with our increase in VOI inventory.

Selling and Marketing Expenses.  Selling and marketing expenses were $65.7 million and $67.3 million during the three months ended March 31, 2018 and 2017, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses were 49% and 52% during the three months ended March 31, 2018 and 2017, respectively.  Selling and marketing expenses vary as a percentage of sales from period to period based in part on the relative proportion of marketing methods utilized during such periods, most notably the percentage of sales to our existing owners, which has a relatively lower cost compared to other methods. Existing owner sales increased to 54.0% of system-wide sales during the three months ended March 31, 2018 compared to 51.5% during the three months ended March 31, 2017. In addition, the corporate realignment initiative commenced during the fourth quarter of 2017, as described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2017, reduced certain fixed selling and marketing expenses.    See also “Commitments” below for additional information regarding the corporate realignment initiative.

General and Administrative Expenses — Sales and Marketing Operations.  General and administrative expenses attributable to sales and marketing operations were $6.1 million and $6.8 million during the three months ended March 31, 2018 and 2017, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses attributable to sales and marketing operations were 5% during each of the three months ended March 31, 2018 and 2017. The corporate realignment initiative commenced during the fourth quarter of 2017 reduced certain general and administrative expenses in our sales and marketing operations.

Resort Operations and Club Management

	For the Three Months Ended March 31,
(in thousands)	2018		2017
Resort operations and club management revenue	$41,535		$37,974
Resort operations and club management expense	(29,852)		(27,817)
Operating profit - resort operations and club management	11,683	28%	10,157	27%
Add: Depreciation	395		405
Adjusted EBITDA - resort operations and club management	$12,078		$10,562

Resort Operations and Club Management Revenue.  Resort operations and club management revenue increased 9% during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. We provide management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with our management services, we also manage the Vacation Club reservation system, provide services to owners and perform billing and collection services to the Vacation Club and certain HOAs. The resort properties we managed increased from 47 as of March 31, 2017 to 49 as of March 31, 2018 due to new resorts under management in Charleston, South Carolina and Banner Elk, North Carolina. Resort operations and club management revenues increased during the 2018 period compared to the 2017 period primarily as a result of such increase in the number of managed resorts. Additionally, we generate revenues from our Traveler Plus program, food and beverage operations at the resorts and other retail operations. We also earn commissions from providing rental services to third parties and fees from managing the construction activities of certain of our fee based third-party developer clients.

Resort Operations and Club Management Costs. During the three months ended March 31, 2018, cost of other fee-based services increased 7% compared to three months ended March 31, 2017. This increase was primarily due to the higher costs associated with programs provided to VOI owners and increased costs of providing management services as a result of the increase in the number of managed resorts.

Corporate and Other

	For the Three Months Ended March 31,
(in thousands)	2018	2017
General and administrative expenses - corporate and other	$(21,592)	$(15,499)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(2,612)	(2,560)
Other income (expense), net	181	(245)
Add: Financing revenue - corporate and other	1,532	2,189
Less: Interest income (other than interest earned on VOI notes receivable)	(1,434)	(2,104)
Franchise taxes	81	27
(Gain) Loss on assets held for sale	(20)	22
Depreciation and amortization	865	433
Corporate realignment cost	476	—
Corporate and other	$(22,523)	$(17,737)

General and Administrative Expenses — Corporate and Other.  General and administrative expenses directly attributable to corporate overhead were $21.6 million and $15.5 million during the three months ended March 31, 2018 and 2017, respectively. The increase in the 2018 period was primarily due to higher executive leadership and long-term incentive compensation expense of $2.3 million, higher outside legal expenses of $1.4 million in connection with a new focus on defending against litigation which we believe to be frivolous, executive severance expense of

$0.5 million related to continuing corporate realignment activities commenced in December 2017 and $0.4 million for investor relations activities.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations.  We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $2.6 million during each of the three months ended March 31, 2018 and 2017.

Interest Expense.  Interest expense not related to receivable-backed debt was $3.1 million and $3.3 million during the three months ended March 31, 2018 and 2017, respectively.  The decrease in interest expense is primarily due to lower notes payable and lines-of-credit balances, partially offset by higher weighted-average cost of borrowing.

Provision for Income Taxes. Provision for income taxes was $7.2 million and $10.6 million for the three months ended March 31, 2018 and 2017, respectively.  Our effective income tax rate was approximately 26% and 38% for the three months ended March 31, 2018 and 2017, respectively.  The decrease in taxes was primarily due to the Tax Cuts and Jobs Act which was signed into law on December 22, 2017.  Among other things the Tax Cuts and Jobs Act, permanently lowers the federal corporate tax rate to 21% from the previous maximum rate of 35%. The Tax Cuts and Jobs Act was effective for us on January 1, 2018.  Effective income tax rates for interim periods are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. For further information, see Notes 2 and 9 to our unaudited Consolidated Financial Statements included in Item 1 of this report.

Changes in Financial Condition

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2018	2017

Net cash provided by operating activities	$13,463	$7,172
Net cash used in investing activities	(5,462)	(3,028)
Net cash used in financing activities	(35,981)	(26,307)
Net decrease in cash, cash equivalents, and restricted cash	$(27,980)	$(22,163)

Cash Flows from Operating Activities

Our operating cash flow increased $6.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due primarily to a reduction in income tax payments to  $4.2 million in the 2018 period as compared to $10.8 million in the 2017 period, partially offset by increased spending on the development of inventory in the 2018 period. During the three months ended March 31, 2018, we paid $4.6 million of development expenditures, primarily related to Bluegreen/Big Cedar Vacations, as compared to $2.2 million of development expenditures in the 2017 period.  Further, operating cash flow increased due to changes in components of working capital in the 2018 period.

Cash Flows from Investing Activities

Cash used in investing activities increased $2.4 million during the three months ended March 31, 2018 compared to the same period in 2017, reflecting increased purchases of property and equipment in the 2018 period.

Cash Flows from Financing Activities

Cash used in financing activities increased $9.7 million during the three months ended March 31, 2018 compared to the same period of 2017, primarily due to the $11.2 million in dividend payments made to our shareholders during the three months ended March 31, 2018 with no dividend payments during the 2017 period.  In addition, payments on Lines-of-credit and notes payable were $12.5 million higher in the 2018 period.  These increases were partially more than offset by borrowings collateralized by notes receivable being $14.1 million higher in the 2018 period.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Although more potential customers typically visit our sales offices during the quarters ending in June and September, our recognition of the resulting sales during these periods may be delayed due to applicable revenue recognition rules.

Liquidity and Capital Resources

Our primary sources of funds from internal operations are: (i) cash sales; (ii) down payments on VOI sales which are financed; (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable; (iv) cash from finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs; and (v) net cash generated from sales and marketing fee-based services and other fee-based services, including resort management operations.

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

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in our continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been a critical factor in our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Development expenditures during 2018 are expected to be in a range of $30.0 million to $40.0 million, which primarily relate to Bluegreen/Big Cedar Vacations’ resorts and development at our Fountains resort in Orlando, Florida.

On April 17, 2018, we acquired Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million.  In connection with the acquisition, we entered into a non-revolving acquisition loan with NBA (the “NBA Éilan Loan”), which provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and up to an additional $3.2 million which may be drawn upon to fund certain future improvement costs over a 12-month advance period. For further information, refer to Note 12 to our unaudited Consolidated Financial Statements included in Item 1 of this report.

We expect to seek to acquire or develop additional VOI inventory, which may increase our acquisition and development expenditures as compared to prior periods and may involve or require the incurrence of additional debt.

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOIs. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory in 2018 is expected to range from $20.0 million to $30.0 million.

In addition, capital expenditures in connection with sales and marketing facilities as well as for information technology capital expenditures are expected to be in a range of $35.0 million to $45.0 million in 2018.

Available funds may also be used to acquire other businesses or assets, invest in other real estate based opportunities, or to fund loans to affiliates or others.

During the three months ended March 31, 2018, we paid a cash dividend of $0.15 per share on our common stock or $11.2 million in the aggregate.  During the three months ended March 31, 2017, we did not pay any dividends to BBX Capital, our sole shareholder prior to our initial public offering in November 2017. We intend to pay regular quarterly cash dividends on our common stock, subject to declaration by, and the discretion of, our board of directors and limitations contained in our credit facilities.  On April 18, 2018, we declared a quarterly cash dividend in the second quarter of 2018 of $0.15 per share on our common stock or $11.2 million in the aggregate.

In April 2015, one of our wholly owned subsidiaries provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term of the loan. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us to remain in compliance with covenants under our outstanding indebtedness. During the three months ended March 31, 2018 and 2017, we recognized $1.2 million and $2.0 million, respectively, of interest income on the loan to BBX Capital.

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

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell our VOI notes receivable.  As of March 31, 2018, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of March 31, 2018		Outstanding Balance as of March 31, 2018		Availability as of March 31, 2018		Advance Period Expiration; Borrowing Maturity as of March 31, 2018	Borrowing Rate; Rate as of March 31, 2018
Liberty Bank Facility	$50,000		$22,375		$27,625		March 2020; March 2023	Prime Rate +0.50%; floor of 4.00%; 5.00%
NBA Receivables Facility	50,000	(1)	47,312		2,688	(1)	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%; 4.40%
Pacific Western Facility	40,000		19,329	(2)	20,671	(2)	September 2018; September 2021	30 day LIBOR+3.50% to 4.50%; 6.30%
KeyBank/DZ Purchase Facility	80,000		21,904		58,096		December 2019; December 2022	30 day LIBOR +2.75%; 4.63% (3)
Quorum Purchase Facility	50,000		21,689		28,311		June 2020; December 2032	(4)
	$270,000		$132,609		$137,391

(1)	The borrowing limit excludes the $20.0 million borrowing limit under the NBA Line of Credit discussed below.
(2)	The outstanding balance includes $2.7 million outstanding as of March 31, 2018 under the Pacific Western Term Loan discussed below.
(3)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. As described in further detail below, the interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(4)

Of the amounts outstanding as of March 31, 2018, $2.9 million bears interest at a fixed rate of 6.9%, $2.7 million bears interest at a fixed rate of 5.5%, $6.9 million bears interest at a fixed rate of 4.95%, $3.2 million bears interest at a fixed rate of 5.0%, and $6.0 million bears interest at a fixed rate of 4.75%. The interest rate on future borrowings will be set at the time of funding based on rates mutually agreed upon by all parties; however advances made between April 2018 and September 2018 will bear interest at a fixed rate of 4.95%.

Liberty Bank Facility.   Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period. On March 12, 2018, we amended and restated the Liberty Bank Facility to extend the revolving credit period from March 2018 to March 2020, extend the maturity date from November 2020 until March 2023, and amend the interest rate on borrowings as described below. Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Timeshare Loans assigned to agent, during the revolving credit period of the facility. Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility. Through March 31, 2018, borrowings under the Liberty Bank Facility bore interest at the Wall Street Journal (“WSJ”) Prime Rate plus 0.50% per annum, subject to a 4.00% floor.  Pursuant to the March 2018 amendment to the Liberty Bank Facility, effective April 1, 2018, all borrowings outstanding under the facility bear interest at an annual rate equal to the WSJ Prime Rate, subject to a 4.00% floor. Principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due upon maturity.

NBA Receivables Facility.   Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”). The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during a revolving credit period expiring in September 2020 and allows for maximum borrowings of up to $50 million (exclusive of outstanding borrowings under the NBA Line of Credit).  The maximum borrowings may increase by up to an additional $20 million (to a total of $70 million, at our option); provided, however, that any such increase will result in a corresponding decrease in the maximum borrowings under the NBA Line of Credit, described below. The maturity date for the facility is March 2025.  The interest rate applicable to future borrowings under the NBA Receivables Facility is equal to the 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%). All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The NBA Receivables Facility is cross-collateralized and is subject to cross-default with the NBA Line of Credit.

Pacific Western Facility.  We have a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million (inclusive of outstanding borrowings under the Pacific Western Term Loan described below), subject to eligible collateral and customary terms and conditions. The revolving advance period expiration date is September 2018, subject to an additional 12-month extension at the option of Pacific Western Bank. Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. Borrowings under the facility bear interest at 30-day LIBOR plus 4.50%; however, with a portion of future borrowings, to the extent such borrowings are in excess of established debt minimums, will bear interest at the 30-day LIBOR plus 3.50%. Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance maturing in September 2021, subject to an additional 12-month extension at the option of Pacific Western Bank. The Pacific Western Facility is cross-collateralized and is subject to cross-default with the Pacific Western Term Loan.

KeyBank/DZ Purchase Facility.   We have a VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which permits maximum outstanding financings of $80.0 million, with an advance period expiring in December 2019 and an advance rate of 80%. The KeyBank/DZ Purchase Facility will mature and all outstanding amounts will become due 36 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. The interest rate payable under the facility is the applicable index rate plus 2.75% until the expiration of the revolving advance period and thereafter will be the applicable index rate plus 4.75%. Subject to the terms of the facility, we will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payment of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Quorum Purchase Facility.   We and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On April 6, 2018, the Quorum Purchase Facility was amended to extend the revolving purchase period from June 30, 2018 to June 30, 2020, and agreed to a fixed interest rate of 4.95% per annum on advances made through September 30, 2018. The interest rate on advances made after September 30, 2018 will be set at the time of funding based on rates mutually agreed upon by all parties. The amendment also reduced the loan purchase fee applicable to future advances from 0.50% to 0.25% and extended the maturity of the Quorum Purchase Facility from December 2030 to December 2032.    Of the amounts outstanding under the Quorum Purchase Facility at March 31, 2018, $2.9 million accrues interest at a rate per annum of 6.9%, $2.7 million accrues interest at a rate per annum of 5.5%, $6.9 million accrues interest at a rate per annum of 4.95%, $3.2 million accrues interest at a rate per annum of 5.0%, and $6.0 million accrues interest at a rate per annum of 4.75%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Credit Facilities for Inventories with Future Availability

NBA Line of Credit.   Bluegreen/Big Cedar Vacations has a revolving line of credit with NBA (the “NBA Line of Credit”) with a borrowing limit of $20 million (subject to decrease as described above in connection with any increase in the borrowing limit under the NBA Receivables Facility). The NBA Line of Credit provides for a revolving advance period expiring in September 2020 and maturity in March 2025, and is secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacations’ The Cliffs at Long Creek Resort. Borrowings under the NBA Line of Credit accrue interest at a rate equal to the one month LIBOR plus 3.25% (with an interest rate floor of 4.75%). Interest payments are paid monthly. Principal payments are effected through release payments upon sales of VOIs in The Cliffs at Long Creek Resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions. The NBA Line of Credit is cross-collateralized and is subject to cross-default with the NBA Receivables Facility described above. As of March 31, 2018, there was $0.5 million outstanding on the NBA Line of Credit.

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

NBA Éilan Loan

On April 17, 2018, we purchased the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million.  The acquisition was treated as a business combination, accounted for using the acquisition method of accounting. In connection with the acquisition, we entered into a non-revolving acquisition loan with NBA (the “NBA Éilan Loan”), which provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and up to an additional $3.2 million may be drawn upon to fund certain future improvement costs over a 12-month advance period. Principal payments will be effected through release payments from sales of VOIs at Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one month LIBOR plus 3.25%, subject to a floor of 4.75%.  For further information, refer to Note 12 to our unaudited Consolidated Financial Statements.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of March 31, 2018, outstanding borrowings under the facility totaled $33.4 million, including $23.4 million under the Fifth Third Syndicated Term Loan with an interest rate of 4.75%, and $10.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 4.54%.

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

The following table summarizes the contractual minimum principal and interest payments  required on all of our outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of March 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$—	$80,063	$339,017	$(5,746)	$413,334
Lines-of-credit and notes payable	24,938	28,939	31,768	—	(1,881)	83,764
Jr. subordinated debentures (1)	—	—	—	110,827	—	110,827
Inventory purchase commitment	5,470	—	—	—	—	5,470
Noncancelable operating leases	7,641	10,343	8,851	15,499	—	42,334
Total contractual obligations	38,049	39,282	120,682	465,343	(7,627)	655,729

Interest Obligations (2)

Receivable-backed notes payable	15,500	31,000	28,402	85,843	—	160,745
Lines-of-credit and notes payable	3,758	4,461	1,001	—	—	9,220
Jr. subordinated debentures	7,630	15,261	15,261	98,206	—	136,358
Total contractual interest	26,888	50,722	44,664	184,049	—	306,323
Total contractual obligations	$64,937	$90,004	$165,346	$649,392	$(7,627)	$962,052

(1)	Amounts do not include purchase accounting adjustments for junior subordinated debentures of $40.2 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2018.

In September 2017, we entered into an agreement with a former executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling approximately $2.9 million through March 2019. As of March 31, 2018, $2.1 million remained payable under this agreement. In addition, during the second half of 2017, we implemented an initiative designed to streamline our operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance accrued as of December 31, 2017 and $0.7 million accrued as of March 31, 2018 which amounts are included in accrued liabilities and other in the unaudited Consolidated Balance Sheets as of such dates.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. We did not make any subsidy payments in connection with these arrangements  during the three months ended March 31, 2018 or 2017. As of March 31, 2018, we had $2.3 million accrued for such subsidies included in accrued liabilities and other in the unaudited Consolidated Balance Sheets herein. As of December 31, 2017, we had no accrued liabilities for such subsidies.  .

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

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of March 31, 2018, we were selling packages in 68 of Bass Pro’s stores and compensating Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During each of the three months ended March 31, 2018 and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 12% and 13%, respectively, of our VOI sales volume. On October 9, 2017, Bass Pro advised us that it believes the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. We previously had informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. We continue to believe these chargebacks were appropriate and consistent with the terms and intent of the agreements with Bass Pro, and we are continuing to discuss the matter with Bass Pro. On October 20, 2017, in order to demonstrate our good faith, we paid and recognized an expense for this amount to Bass Pro pending a resolution of the matter in the ordinary course. We have continued to make payments to Bass Pro as previously calculated and Bass Pro has accepted these payments.  However, any change in the method of calculation could adversely impact future marketing expenses.

Off-balance-sheet Arrangements

As of March 31, 2018, we did not have any “off-balance sheet” arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and risks relating to inflation and changing prices. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

Whitney Paxton and Jeff Reeser, on behalf of themselves and all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Phillip Hicks and Todd Smith, Case No. 3:16-CV-523-HSM-HBG, United States District Court, Eastern District of Tennessee at Knoxville

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also claims that the Defendants terminated plaintiff Whitney Paxton as retaliation for her complaints about alleged violations of the FLSA. The lawsuit seeks damages in the amount of the unpaid compensation owed to the plaintiffs. During July 2017, a magistrate judge entered a report and recommendation that the plaintiffs’ motion to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. During September 2017, the judge accepted the recommendation and granted preliminary approval of class certification. Based on that conditional class certification, all potential class members were provided Consent Forms to opt-in to the lawsuit, which opt-in period has since expired, and a set number of opt-ins has been determined.  Class-wide discovery was subsequently served and plaintiffs filed a Motion for Protective Order which is pending.  We believe that the lawsuit is without merit and intend to vigorously defend the action.

Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Guillermo Astorga Jr., Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, v. Bluegreen Corporation, Case No.: 9:17-cv-81055, United States District Court, Southern District of Florida

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Guillermo Astorga Jr., Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a lawsuit against us which asserted claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The complaint sought to establish a class of consumers who, since the beginning of the applicable statute of limitations, purchased VOIs from us, had their annual maintenance fees relating to our VOIs increased, or were unable to roll over their unused points to the next calendar year. The plaintiffs sought damages in the amount alleged to have been improperly obtained by us, as well as any statutory enhanced damages, attorneys’ fees and costs, and equitable and injunctive relief. On November 20, 2017, we moved to dismiss the complaint and, in response, the plaintiffs filed an amended complaint dropping the claims relating to the Florida Deceptive and Unfair Trade Practices Act and adding claims for fraud in the inducement and violation of the Florida Vacation Plan and Timesharing Act. On March 20, 2018, the plaintiffs withdrew their motion for class action certification and on March 23, the court ordered dismissal of the suit.  On April 24, 2018, the plaintiffs filed a new lawsuit against us for substantially the same claims, but only on behalf of the 18 named individuals and not as a class action.  We believe that the lawsuit is without merit and intend to vigorously defend the action.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Acquisition Loan Agreement, dated as of April 17, 2018, by and among BluegreenVacations Corporation and Bluegreen Vacations Unlimited, Inc., jointly and severally as Borrower, and ZB, N.A, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 20, 2018).

10.2

Promissory Note, dated as of April 17, 2018 by and among Bluegreen Vacations Corporation and Bluegreen Vacations, Inc, jointly and severally, in favor of ZB, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 20, 2018).

10.3

Eighth Commitment Amendment to Loan Sale and Servicing Agreement, dated as of April 6, 2018, by and among BBCV Receivables-Q 2010 LLC, as Seller, Quorum Federal Credit Union, as Buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as Custodian, Bluegreen Vacations Corporation, as Servicer, and Concord Servicing Corporation as Backup Servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 12, 2018).

10.4

Commitment Purchase Period Terms Letter, dated as of April 6, 2018, by BBCV Receivables-Q 2010 LLC, as Seller, and Quorum Federal Credit Union, as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 12, 2018).

10.5

Eighth Commitment Amendment to Loan Sale and Servicing Agreement, dated as of April 6, 2018, by and among BRFC-Q 2010 LLC, as Seller, Quorum Federal Credit Union, as Buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as Custodian, Bluegreen Vacations Corporation, as Servicer, and Concord Servicing Corporation as Backup Servicer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 12, 2018).

10.6

Commitment Purchase Period Terms Letter, dated as of April 6, 2018, by BRFC-Q 2010 LLC, as Seller, and Quorum Federal Credit Union, as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 12, 2018).

10.7

Second Amended and Restated Receivables Loan Agreement, dated as of March 12, 2018, by and among Bluegreen Vacations Corporation, as Borrower, and Liberty Bank, as Lender and Administrative and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on March 15, 2018).

10.8

Second Amended and Restated Receivables Loan Note, dated as of March 12, 2018, by Bluegreen Vacations Corporation in favor of Liberty Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on March 15, 2018).

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

† Exhibit is furnished, not filed, with this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN VACATIONS CORPORATION

May 4, 2018	By: /s/ Anthony M. Puleo
Anthony M. Puleo
Executive Vice President, Chief Financial Officer and Treasurer; President, Bluegreen Treasury Services