Form 10-Q
period 2018-06-30
BLUEGREEN VACATIONS CORP
filed 2018-08-03
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

As of August 1, 2018, there were 74,734,455 shares of the registrant’s common stock, $.01 par value, outstanding.

BLUEGREEN VACATIONS CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

		December 31,
	June 30,	2017
	2018	*As Adjusted
ASSETS
Cash and cash equivalents	$205,745	$197,337
Restricted cash ($20,959 and $19,488 in VIEs at June 30, 2018
and December 31, 2017, respectively)	53,653	46,012
Notes receivable, net ($296,016 and $279,188 in VIEs
at June 30, 2018 and December 31, 2017, respectively)	429,647	426,858
Inventory	327,897	281,291
Prepaid expenses	17,037	10,743
Other assets	61,996	52,506
Intangible assets, net	61,912	61,978
Loan to related party	80,000	80,000
Property and equipment, net	87,430	74,756
Total assets	$1,325,317	$1,231,481

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$21,189	$22,955
Accrued liabilities and other	86,009	77,317
Deferred income	14,442	16,893
Deferred income taxes	91,181	88,966
Receivable-backed notes payable - recourse	101,582	84,697
Receivable-backed notes payable - non-recourse (in VIEs)	325,512	336,421
Lines-of-credit and notes payable	149,651	100,194
Junior subordinated debentures	70,908	70,384
Total liabilities	860,474	797,827

Commitments and Contingencies - See Note 8

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 74,734,455
shares issued and outstanding at June 30, 2018 and December 31, 2017	747	747
Additional paid-in capital	274,366	274,366
Retained earnings	140,785	115,520
Total Bluegreen Vacations Corporation shareholders' equity	415,898	390,633
Non-controlling interest	48,945	43,021
Total shareholders' equity	464,843	433,654
Total liabilities and shareholders' equity	$1,325,317	$1,231,481

* See Note 2 for summary of adjustments.

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2018	2017		2018	2017
		*As Adjusted			*As Adjusted
Revenues:
Gross sales of VOIs	$82,027	$72,738		$146,187	$136,183
Estimated uncollectible VOI notes receivable	(13,454)	(13,333)		(21,473)	(22,542)
Sales of VOIs	68,573	59,405		124,714	113,641

Fee-based sales commission revenue	60,086	63,915		105,940	109,069
Other fee-based services revenue	30,391	29,935		58,415	56,056
Cost reimbursements	14,059	11,893		30,260	26,563
Interest income	21,118	21,991		42,240	44,377
Other income (expense), net	710	244		891	(1)
Total revenues	194,937	187,383		362,460	349,705

Costs and expenses:
Cost of VOIs sold	6,789	1,749		8,601	4,908
Cost of other fee-based services	16,634	15,374		34,045	31,481
Cost reimbursements	14,059	11,893		30,260	26,563
Selling, general and administrative expenses	109,580	107,488		203,129	197,323
Interest expense	8,495	8,077		16,262	15,721
Total costs and expenses	155,557	144,581		292,297	275,996

Income before non-controlling interest and
provision for income taxes	39,380	42,802		70,163	73,709
Provision for income taxes	9,353	15,292		16,554	25,903
Net income	30,027	27,510		53,609	47,806
Less: Net income attributable to non-controlling interest	3,317	3,520		5,924	6,167
Net income attributable to Bluegreen Vacations
Corporation shareholders	$26,710	$23,990		$47,685	$41,639

Earnings per share attributable to Bluegreen Vacations Corporation shareholders - Basic and diluted	$0.36	$0.34	(1)	$0.64	$0.59	(1)

Weighted average number of common shares outstanding:
Basic and diluted	74,734	70,998	(1)	74,734	70,998	(1)

Cash dividends declared per share	$0.15	$0.28		$0.30	$0.28

* See Note 2 for summary of adjustments.

(1)

The calculation of basic and diluted earnings per share reflects the stock split effected in connection with our initial public offering during November 2017 as if the stock split was effected on January 1, 2017.

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

			Equity Attributable to Bluegreen Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,734,455	*As adjusted balance at December 31, 2017	$433,654	$747	$274,366	$115,520	$43,021
—	Net income	53,609			47,685	5,924
—	Dividends to shareholders	(22,420)			(22,420)
74,734,455	Balance at June 30, 2018	$464,843	$747	$274,366	$140,785	$48,945

* See Note 2 for summary of adjustments.

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended
	June 30,
	2018	2017
		*As Adjusted
Operating activities:
Net income	$53,609	$47,806
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	7,597	7,012
Loss on disposal of property and equipment	—	428
Provision for loan losses	21,447	22,546
Provision (benefit) for deferred income taxes	2,215	(4,077)
Changes in operating assets and liabilities:
Notes receivable	(24,236)	(14,741)
Prepaid expenses and other assets	(16,122)	(17,397)
Inventory	(25,770)	(26,351)
Accounts payable, accrued liabilities and other, and
deferred income	4,475	8,795
Net cash provided by operating activities	23,215	24,021

Investing activities:
Purchases of property and equipment	(15,105)	(5,407)
Net cash used in investing activities	(15,105)	(5,407)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	73,706	148,374
Payments on borrowings collateralized by notes receivable	(68,531)	(133,244)
Proceeds from borrowings collateralized
by line-of-credit facilities and notes payable	50,042	30,000
Payments under line-of-credit facilities and notes payable	(24,671)	(16,039)
Payments of debt issuance costs	(187)	(2,839)
Dividends paid	(22,420)	(20,000)
Net cash provided by financing activities	7,939	6,252
Net increase in cash and cash equivalents
and restricted cash	16,049	24,866
Cash, cash equivalents and restricted cash at beginning of period	243,349	190,228
Cash, cash equivalents and restricted cash at end of period	$259,398	$215,094

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended
	June 30,
	2018	2017

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$14,250	$13,071
Income taxes paid	$14,618	$26,406

Supplemental schedule of non-cash investing and financing activities:
Acquisition of inventory, property, and equipment for notes payable	$24,258	$—
Restricted cash received on securitization, pending provision of additional collateral	$—	$14,578

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

In our opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other future interim or annual periods. The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2018.

Initial Public Offering

The initial public offering of our common stock was closed on November 17, 2017.  In the initial public offering, we sold 3,736,723 shares of our common stock at the public offering price of $14.00 per share, less underwriting discounts and commissions. We received net proceeds of approximately $47.3 million from our sale of shares in the initial public offering.  In addition, BBX Capital Corporation (NYSE: BBX) (“BBX Capital”), our sole shareholder prior to the initial public offering, as selling shareholder, sold 3,736,722 shares of our common stock in the initial public offering, including 974,797 shares sold on December 5, 2017 pursuant to the underwriters’ exercise of their option to purchase additional shares, at the public offering price of $14.00 per share, less underwriting discounts and commissions. We did not receive any proceeds from the sale of shares by BBX Capital. BBX Capital continues to own 90% of our outstanding common stock. Our common stock began trading on the New York Stock Exchange (the “NYSE”) on November 17, 2017 under the symbol “BXG.”  In connection with the initial public offering, we effected a 709,977-for-1 stock split. All share and per share amounts herein reflect, or are calculated after giving effect to, such stock split.

Our Business

We are a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 215,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to approximately 11,100 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within our core demographic.

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

2. Significant Accounting Policies

Reclassification of Prior Period Presentation

Certain amounts for prior periods have been reclassified for consistency with current period presentation.  These reclassifications, did not materially affect previously reported cash flows from operations, from investing activities, or from financing activities in the unaudited Consolidated Statements of Cash Flows, and had no effect on the unaudited Consolidated Statements of Income and Comprehensive Income for any period.

Revenue Recognition

Sales of VOIs.  Revenue is recognized for sales of VOIs after the legal rescission period has expired on a properly executed VOI sales agreement and the collectibility of the note receivable from the buyer, if any, is reasonably assured.  Transfer of control of the VOI to the buyer occurs after the legal rescission period has expired as the risk and rewards associated with VOI ownership are transferred to the buyer at that time.  We record customer deposits from contracts within the legal rescission period in Restricted cash and Accrued liabilities and other in our Consolidated Balance Sheets as such amounts are refundable until the legal rescission period has expired.  In cases where construction and development of our developed resorts has not been substantially completed, we defer all of the revenues and associated expenses for the sales of VOIs until construction is substantially complete and the resort may be occupied.

For sales of VOIs for which we provide financing, we have reduced the transaction price for expected loan losses which we consider to be variable consideration. Our estimates of the variable consideration are based on the results of our static pool analysis, which relies on historical payment data for similar VOI notes receivable. Our policies regarding the estimation of variable consideration on our notes receivable are discussed in further detail under “Notes Receivable” below.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of our sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are expensed as incurred. Conversely, incremental revenues in excess of incremental carrying costs are recorded as a reduction to the carrying cost of VOI inventory. Incremental carrying costs include costs that have been incurred by us during the holding period of unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory. During each of the periods presented, our aggregate rental revenue and sampler revenue was less than the aggregate carrying cost of our VOI inventory.  Accordingly, we recorded such revenue as a reduction to the carrying cost of VOI inventory which is included in Cost of other fee-based services in our Consolidated Statements of Income and Comprehensive Income for each period.

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

Revenue disaggregated by category was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Sales of VOIs (1)	$68,573	$59,405	$124,714	$113,641
Fee-based sales commission revenue (2)	60,086	63,915	105,940	109,069
Resort and club management revenue (2)	25,562	22,660	49,514	44,687
Cost reimbursements (2)	14,059	11,893	30,260	26,563
Title fees (1)	3,175	5,737	5,863	8,554
Other revenue (2)	1,654	1,538	3,038	2,815
Revenue from customers	173,109	165,148	319,329	305,329
Interest income (1)	21,118	21,991	42,240	44,377
Other income, net	710	244	891	(1)
Total revenues	$194,937	$187,383	$362,460	$349,705

(1)	Included in our sales of VOIs and financing segment described in Note 11.
(2)	Included in our resort operations and club management segment described in Note 11.

Notes receivable

Our notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and is not resumed until such loans are less than 90 days past due.  As of June 30, 2018 and December 31, 2017, $15.5 million and $12.9 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income.  After 120 days, our VOI notes receivable are generally written off against the allowance for loan losses.

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

We have elected to use the following practical expedients as part of our implementation of ASU 2014-09:

•	We have utilized the transaction price upon completion of the contract for certain contracts with customers.
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
•

In determining the transaction price for contracts with a customer, we exclude all taxes assessed by a governmental authority that are imposed on a specified transaction concurrent with the closing thereof and collected by us from a customer.

We do not believe that the use of these practical expedients materially impacted the unaudited consolidated financial statements and disclosures herein.

The following represents the impact of the adoption of ASU 2014-09 on our consolidated balance sheets as of December 31, 2017 and, December 31, 2016 and our consolidated statements of income for the three and six months ended June 30, 2017 and the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended June 30, 2017
	Prior to Adoption	New Revenue Standard Adjustment	As Adjusted
Income Statement:
Sales of VOIs	$56,695	$2,710	$59,405
Cost reimbursements	—	11,893	11,893
Cost reimbursements	—	11,893	11,893
Cost of VOIs sold	1,135	614	1,749
Selling, general and administrative expenses	106,782	706	107,488
Income before non-controlling interest and provision for income taxes	41,413	1,389	42,802
Provision for income taxes	14,798	494	15,292
Net income	26,615	895	27,510
Less: Net income attributable to non-controlling interest	3,481	39	3,520
Net income attributable to Bluegreen Vacations Corporation shareholders	$23,134	$856	$23,990
Basic and diluted earnings per share	$0.33	$0.01	$0.34

	For the Six Months Ended June 30, 2017
	Prior to Adoption	New Revenue Standard Adjustment	As Adjusted
Income Statement:
Sales of VOIs	$111,152	$2,489	$113,641
Cost reimbursements	—	26,563	26,563
Cost reimbursements	—	26,563	26,563
Cost of VOIs sold	4,453	455	4,908
Selling, general and administrative expenses	196,766	557	197,323
Income before non-controlling interest and provision for income taxes	72,233	1,476	73,709
Provision for income taxes	25,324	579	25,903
Net income	46,909	897	47,806
Less: Net income attributable to non-controlling interest	6,288	(121)	6,167
Net income attributable to Bluegreen Vacations Corporation shareholders	$40,621	$1,018	$41,639
Basic and diluted earnings per share	$0.57	$0.02	$0.59

	As of and for the Year ended December 31, 2017
	As Previously Reported	New Revenue Standard Adjustment	As Adjusted
Balance Sheet:
Notes receivable, net	$431,801	$(4,943)	$426,858
Deferred income	36,311	(19,418)	16,893
Deferred income taxes	83,628	5,338	88,966
Total shareholders' equity	$424,517	$9,137	$433,654

Income Statement:
Sales of VOIs	$239,662	$2,355	$242,017
Cost reimbursements	—	52,639	52,639
Cost reimbursements	—	52,639	52,639
Cost of VOIs sold	17,439	240	17,679
Selling, general and administrative expenses	420,746	453	421,199
Income before non-controlling interest and provision for income taxes	135,336	1,662	136,998
Provision (benefit) for income taxes	(2,974)	629	(2,345)
Net income	138,310	1,033	139,343
Less: Net income attributable to non-controlling interest	12,784	(24)	12,760
Net income attributable to Bluegreen Vacations Corporation shareholders	$125,526	$1,057	$126,583
Basic and diluted earnings per share	$1.76	$0.01	$1.77

	As of and for the Year ended December 31, 2016
	As Previously Reported	New Revenue Standard Adjustment	As Adjusted
Balance Sheet:
Notes receivable, net	$430,480	$(4,680)	$425,800
Deferred income	37,015	(17,493)	19,522
Deferred income taxes	126,278	4,711	130,989
Total shareholders' equity	$290,208	$8,103	$298,311

Income Statement:
Sales of VOIs	$266,142	$7,732	$273,874
Cost reimbursements	—	49,557	49,557
Cost reimbursements	—	49,557	49,557
Cost of VOIs sold	27,346	1,483	28,829
Selling, general and administrative expenses	418,357	1,572	419,929
Income before non-controlling interest and provision for income taxes	124,948	4,676	129,624
Provision for income taxes	40,172	1,448	41,620
Net income	84,776	3,228	88,004
Less: Net income attributable to non-controlling interest	9,825	300	10,125
Net income attributable to Bluegreen Vacations Corporation shareholders	$74,951	$2,928	$77,879
Basic and diluted earnings per share	$1.06	$0.04	$1.10

On March 7, 2018, we filed our 2017 Annual Report which included in Item 8 – Note 2 to the consolidated financial statements the expected impacts to recorded results of the retrospective adjustments to our financial statements for the years ended December 31, 2017 and 2016 due to the adoption of ASU 2014-09.  Subsequent to the March 7, 2018 filing date, we revised our calculation of the expected impact of the full retrospective adoption of this standard, and the amounts included in the above tables reflect these revisions.  Adoption of the standards related to revenue recognition did not impact the total cash from or used in operating, financing, or investing activities on our consolidated cash flow statements.  As previously noted above, certain amounts for prior periods have been reclassified for consistency with current period presentation.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business”, which is intended to clarify the determination of whether a company has acquired or sold a business.  The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidations, and the standard aims to help entities determine whether transactions should be accounted for as acquisitions or disposals of assets or businesses.  The standard is expected to result in more acquisitions being accounted for as asset purchases instead of business combinations.  The guidance is effective for fiscal years beginning after December 15, 2017.  We adopted this standard on January 1, 2018 using the prospective transition method.  The adoption of this standard resulted in our acquisition of Éilan Hotel & Spa in April 2018 qualifying as an asset acquisition and consequently, all transaction costs were capitalized as part of the assets acquired.

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 amended ASC Topic 740, “Income Taxes” (“ASC 740”) for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), for the application of ASC 740 in the reporting period in which the U.S. Tax Cuts and Jobs Act (the “Tax Cuts and Jobs Act”) was signed into law. Our adoption of ASU 2018-05 as of March 31, 2018 had no impact on our accounting for income taxes for the six months ended June 30, 2018. Additional information regarding the accounting for income taxes for the Tax Cuts and Jobs Act is contained in Note 9, Income Taxes.

Future Adoption of Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, as subsequently amended by ASU 2018-01 and ASU 2018-11, “Leases (Topic 842)” (“ASU 2016-02”).  This update will require assets and liabilities to be recognized on the balance sheet of a lessee for the rights and obligations created by leases of assets with terms of more than 12 months.  For income statement purposes, the update retained a dual model, requiring leases to be classified as either operating or finance based on largely similar criteria to those applied in current lease accounting, but without explicit bright lines.  ASU 2016-02 also requires extensive quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense both recognized and expected to be recognized from existing leases.  This standard will be effective for us on January 1, 2019.  Entities have the option to adopt the standard under a modified retrospective approach which applies the transition guidance at the beginning of the earliest period presented or an optional transition method which applies the transition guidance on the date of adoption with a cumulative-effect adjustment to the opening balance of retained earnings.  We expect that the implementation of this new standard will have a material impact on our consolidated financial statements and disclosures. We anticipate the recognition of additional assets and corresponding liabilities related to these leases on our consolidated statements of income and comprehensive income.

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

3.  Notes Receivable

The table below provides information relating to our notes receivable and our allowance for loan losses as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	As of
	June 30,	December 31,
	2018	2017
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$170,296	$184,971
VOI notes receivable - securitized	381,886	364,349
	552,182	549,320
Allowance for loan losses - non-securitized	(37,628)	(38,497)
Allowance for loan losses - securitized	(85,870)	(85,161)
VOI notes receivable, net	$428,684	$425,662
Allowance as a % of VOI notes receivable	22%	23%

Notes receivable secured by homesites: (1)
Homesite notes receivable	1,070	1,329
Allowance for loan losses	(107)	(133)
Homesite notes receivable, net	$963	$1,196
Allowance as a % of homesite notes receivable	10%	10%
Total notes receivable:
Gross notes receivable	$553,252	$550,649
Allowance for loan losses	(123,605)	(123,791)
Notes receivable, net	$429,647	$426,858
Allowance as a % of gross notes receivable	22%	22%

(1)	Notes receivable secured by homesites were originated through a business, substantially all the assets of which were sold by us in 2012.

The weighted-average interest rate on our notes receivable was 15.4% and 15.3% at June 30, 2018 and December 31, 2017, respectively.  All of our VOI loans bear interest at fixed rates.  The weighted-average interest rate charged on our notes receivable secured by VOIs was 15.4% and 15.3% at June 30, 2018 and December 31, 2017, respectively.

Credit Quality for Financed Receivables and the Allowance for Loan Losses

The activity in our allowance for loan losses (including with respect to our homesite notes receivable) was as follows (in thousands):

For the Six Months Ended
June 30,
2018
Balance, beginning of period	$123,791
Provision for loan losses	21,447
Less: Write-offs of uncollectible receivables	(21,633)
Balance, end of period	$123,605

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

The following table shows the delinquency status of our VOI notes receivable as of June 30, 2018 and December 31, 2017 (in thousands):

	As of
	June 30,	December 31,
	2018	2017
Current	$527,487	$525,482
31-60 days	5,825	6,088
61-90 days	3,368	4,897
Over 91 days (1)	15,502	12,853
Total	$552,182	$549,320

(1)

Includes $11.0 million and $7.6 million as of June 30, 2018 and December 31, 2017, respectively, related to VOI notes receivable that, as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

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

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of June 30, 2018, we were in compliance with all material terms under our securitization transactions, and no trigger events had occurred.

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

Under the terms of certain of our VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by us of defaulted notes during the six months ended June 30, 2018 and 2017 were $3.1 million and $4.9 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of
	June 30,	December 31,
	2018	2017

Restricted cash	$20,959	$19,488
Securitized notes receivable, net	296,016	279,188
Receivable backed notes payable - non-recourse	325,512	336,421

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

5.  Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	June 30,	December 31,
	2018	2017

Completed VOI units	$238,839	$194,503
Construction-in-progress	18,269	22,334
Real estate held for future development	70,789	64,454
	$327,897	$281,291

The interest expense reflected in our unaudited Consolidated Statements of Income and Comprehensive Income is net of capitalized interest. Interest capitalized to VOI inventory was $1.0 million and $1.1 million at June 30, 2018 and December 31, 2017, respectively.

6.  Debt

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders.  Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of June 30, 2018 and December 31, 2017, was as follows (dollars in thousands):

	As of
	June 30, 2018			December 31, 2017
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

2013 Notes Payable	$39,375	5.50%	$33,773	$46,500	5.50%	$29,403
Pacific Western Term Loan	2,500	7.31%	8,568	2,715	6.72%	9,884
Fifth Third Bank Note Payable	3,957	4.98%	7,981	4,080	4.36%	8,071
NBA Line of Credit	3,547	5.23%	17,853	5,089	4.75%	15,260
NBA Éilan Loan	24,258	5.23%	34,509	—	—	—
Fifth Third Syndicated LOC	55,000	4.88%	86,907	20,000	4.27%	75,662
Fifth Third Syndicated Term	23,125	4.84%	26,796	23,750	4.32%	23,960
Unamortized debt issuance costs	(2,111)			(1,940)	—	—
Total	$149,651		$216,387	$100,194		$162,240

NBA Éilan Loan.  On April 17, 2018, we purchased the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million.  In connection with the acquisition, we entered into a non-revolving acquisition loan with (the “NBA Éilan Loan”) with the National Bank of Arizona (“NBA”).  The NBA Éilan Loan provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and up to an additional $3.2 million which may be drawn upon to fund certain future improvement costs over a 12-month advance period. Principal payments will be effected through release payments from sales of VOIs at Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one month LIBOR plus 3.25%, subject to a floor of 4.75%.  As of June 30, 2018, there was $24.3 million outstanding on the NBA Éilan Loan.

Other than the NBA Éilan Loan, there were no new debt issuances or significant changes related to the above listed lines-of-credit or notes payable during the six months ended June 30, 2018. See Note 8 to our Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K for additional information regarding our other lines-of-credit and notes payable listed above.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of
	June 30, 2018			December 31, 2017
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility	$41,529	4.75%	$49,127	$24,990	5.00%	$30,472
NBA Receivables Facility	41,623	4.73%	53,857	44,414	4.10%	53,730
Pacific Western Facility	18,430	6.24%	23,761	15,293	6.00%	19,516
Total	101,582		126,745	84,697		103,718

Receivable-backed notes payable - non-recourse:
KeyBank/DZ Purchase Facility	$32,160	4.84%	$39,866	$16,144	4.31%	$19,866
Quorum Purchase Facility	29,743	4.75-5.50%	33,465	16,771	4.75-6.90%	18,659
2012 Term Securitization	18,926	2.94%	21,340	23,227	2.94%	25,986
2013 Term Securitization	32,257	3.20%	34,565	37,163	3.20%	39,510
2015 Term Securitization	50,854	3.02%	54,590	58,498	3.02%	61,705
2016 Term Securitization	72,553	3.35%	81,021	83,142	3.35%	91,348
2017 Term Securitization	94,365	3.12%	106,014	107,624	3.12%	119,582
Unamortized debt issuance costs	(5,346)	---	—	(6,148)	---	—
Total	325,512		370,861	336,421		376,656
Total receivable-backed debt	$427,094		$497,606	$421,118		$480,374

Except as described below, there were no new debt issuances or significant changes related to the above listed facilities during the six months ended June 30, 2018.

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

Quorum Purchase Facility.   We and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On April 6, 2018, the Quorum Purchase Facility was amended to extend the revolving purchase period from June 30, 2018 to June 30, 2020, and provide for a fixed interest rate of 4.95% per annum on advances made through September 30, 2018. The interest rate on advances made after September 30, 2018 will be set at the time of funding based on rates mutually agreed upon by all parties. The amendment also reduced the loan purchase fee applicable to future advances from 0.50% to 0.25% and extended the maturity of the Quorum Purchase Facility from December 2030 to December 2032.  Of the amounts outstanding under the Quorum Purchase Facility at June 30, 2018, $2.4 million accrues interest at a rate per annum of 5.5%, $18.9 million accrues interest at a rate per annum of 4.95%, $2.9 million accrues interest at a rate per annum of 5.0%, and $5.5 million accrues interest at a rate per annum of 4.75%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

See Note 8 to our Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K for additional information regarding our other receivable-backed notes payable facilities listed above.

Junior Subordinated Debentures

Financial data relating to our junior subordinated debentures are as follows:

Trust	Carrying Value as of June 30, 2018 (1)	Initial Equity In Trust (2)	Issue Date	Interest Rate	Interest Rate at June 30, 2018	Maturity Date	Carrying Value as of December 31, 2017 (1)

BST I	$14,814	$696	3/15/2005	3-month LIBOR + 4.90%	7.21%	3/30/2035	$14,703
BST II	16,593	774	5/4/2005	3-month LIBOR + 4.85%	7.21%	7/30/2035	16,472
BST III	6,717	310	5/10/2005	3-month LIBOR + 4.85%	7.21%	7/30/2035	6,670
BST IV	9,875	464	4/24/2006	3-month LIBOR + 4.85%	7.16%	6/30/2036	9,802
BST V	9,875	464	7/21/2006	3-month LIBOR + 4.85%	7.16%	9/30/2036	9,802
BST VI	13,034	619	2/26/2007	3-month LIBOR + 4.80%	7.16%	4/30/2037	12,935
	$70,908	$3,327					$70,384

(1)	Amounts include purchase accounting adjustments which reduced the total carrying value by $39.9 million and $40.4 million as of June 30, 2018 and December 31, 2017, respectively.
(2)	Initial Equity in Trust is recorded as part of other assets in the unaudited Consolidated Balance Sheets.

As of June 30, 2018, we were in compliance with all financial debt covenants under our debt instruments. As of June 30, 2018, we had availability of approximately $140.5 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$205,745	$205,745	$197,337	$197,337
Restricted cash	53,653	53,653	46,012	46,012
Notes receivable, net	429,647	520,000	426,858	525,000
Lines-of-credit, notes payable, and receivable-
backed notes payable	576,745	575,900	521,312	529,400
Junior subordinated debentures	70,908	91,000	70,384	88,500

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

8.  Commitments and Contingencies

In lieu of paying maintenance fees for unsold VOI inventory, we provide subsidies to certain HOAs to provide funds to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. During the six months ended June 30, 2018 and 2017, we made payments related to such subsidies of $0.6 million and $0.1 million, respectively.  As of June 30, 2018, we had $4.6 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited Consolidated Balance Sheets as of such date herein. As of December 31, 2017, we had no accrued liabilities for such subsidies.  As of June 30, 2018, we were providing subsidies to ten HOAs.

In September 2017, we entered into an agreement with a former executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling approximately $2.9 million through March 2019. As of June 30, 2018, $1.6 million remained payable under this agreement. Also, during the second half of 2017, we commenced an initiative designed to streamline our operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance accrued as of December 31, 2017 and $0.6 million accrued as of June 30, 2018, such amounts are included in accrued liabilities and other in the unaudited Consolidated Balance sheets herein.

In October 2013, we entered into an agreement to purchase from an unaffiliated third party completed VOI inventory at the Lake Eve Resort in Orlando, Florida over a five-year period. The total purchase commitment was $35.1 million.  During the six months ended June 30, 2018, we paid the final $4.6 million under this agreement.  There are no remaining amounts payable under this agreement.

In March 2018, we approved in principle the material terms of an Executive Leadership Incentive Plan (the “ELIP”), which provides for the grant of cash-settled performance units (“Performance Units”) and cash-settled stock appreciation rights (“SARs”) to participants in the ELIP.  It is contemplated that each participant will be granted award opportunities representing a percentage of his or her base salary (the “Target LTI”).  In the case of certain of our executive officers, the award will be divided 30% to SARs and 70% to Performance Units.  For other participants, including our senior vice presidents, certain vice presidents and certain other employees, the award will be 100% in Performance Units. Performance Units will represent the right of the recipient to receive a cash payment based on the achievement of levels of EBITDA and return on invested capital (“ROIC”) during a two-year period.  SARs granted under the ELIP, upon exercise after vesting, will entitle the holder to a cash payment in an amount equal to the excess of the market price of our common stock on the date of exercise over the exercise price of the SAR.  The SARs will vest in equal annual installments on the first, second and third anniversary of the date of grant and have a five-year term. In March 2018, our Compensation Committee approved grants of 639,643 SARs at an exercise price of $19.72 per share to certain of our officers. As of June 30, 2018, we had $2.1 million accrued for the ELIP included in accrued liabilities and other in the unaudited Consolidated Balance Sheet as of such date.

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

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, and certain of its employees, seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also claims that the defendants terminated plaintiff Whitney Paxton as retaliation for her complaints about alleged violations of the FLSA. The lawsuit seeks damages in the amount of the unpaid compensation owed to the plaintiffs. During July 2017, a magistrate judge entered a report and recommendation that the plaintiffs’ motion to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. During September 2017, the judge accepted the recommendation and granted preliminary approval of class certification. Based on that conditional class certification, all potential class members were provided Consent Forms to opt-in to the lawsuit, which opt-in period has since expired, and a set number of opt-ins has been determined

(approximately 80).  Class-wide discovery was subsequently served and plaintiffs filed a Motion for Protective Order which is pending. We intend to seek to compel 59 of the currently named opt-in plaintiffs to submit their respective claims to arbitration on an individual basis. We believe that the lawsuit is without merit and intend to vigorously defend the action.

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against us which asserted claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The complaint sought to establish a class of consumers who, since the beginning of the applicable statute of limitations, purchased VOIs from us, had their annual maintenance fees relating to our VOIs increased, or were unable to roll over their unused points to the next calendar year. The plaintiffs sought damages in the amount alleged to have been improperly obtained by us, as well as any statutory enhanced damages, attorneys’ fees and costs, and equitable and injunctive relief. On November 20, 2017, we moved to dismiss the complaint and, in response, the plaintiffs filed an amended complaint dropping the claims relating to the Florida Deceptive and Unfair Trade Practices Act and adding claims for fraud in the inducement and violation of the Florida Vacation Plan and Timesharing Act. On March 20, 2018, the plaintiffs withdrew their motion for class action certification and on March 23, 2018, the court ordered dismissal of the suit.  On April 24, 2018, the plaintiffs filed a new lawsuit against BVU, for substantially the same claims, but only on behalf of the 18 named individuals and not as a class action.  We believe that the lawsuit is without merit and intend to vigorously defend the action.

On January 4, 2018, Gordon Siu, individually and on behalf of all others similarly situated, filed a lawsuit against BVU and others, Choice Hotels International, Inc. which asserted claims for alleged violations of California law that relates to the recording of telephone conversations with consumers. Plaintiff alleges that after staying at a Choice Hotels resort, defendants placed a telemarketing call to plaintiff to sell the Choice Hotels customer loyalty program and a vacation package at a Choice hotel via the Bluegreen Getaways vacation package program.  Plaintiff alleges that he was not timely informed that the phone conversation was being recorded and is seeking certification of a class comprised of other persons recorded on calls without their consent within one year before the filing of the original complaint.  After BVU moved to dismiss the complaint, plaintiff amended his complaint to dismiss one of the two causes of action in the original complaint on the basis that that particular statute only concerns land line phones. Plaintiff and Choice agreed to a confidential settlement and Choice has been dismissed from this lawsuit. Plaintiff seeks money damages and injunctive relief.  We believe the lawsuit is without merit and intend to vigorously defend the action.

On May 3, 2018, Katja Anderson and George Galloway, individually and on behalf of all other persons similarly situated, filed a lawsuit against us which asserted violations of the Telephone Consumer Practices Act. The plaintiffs claim that they received multiple telemarketing calls in the spring of 2015 despite their requests not to be called. Plaintiffs seek certification of a class of individuals in the United States who received more than one telephone call made by us or on our behalf within a 12-month period; to a telephone number that has been registered with the National Do Not Call Registry for at least 30 days. Plaintiffs seek money damages, attorneys’ fees and a court order requiring us to cease all unsolicited telephone calling activities. We have moved to dismiss the lawsuit, and our motion is pending. We believe the lawsuit is without merit and intend to vigorously defend the action.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that we failed to disclose the identity of the seller of real property at the beginning of its initial contact with the purchaser; that we misrepresented who the seller of the real property was; that we misrepresented the buyer’s right to cancel; that we included an illegal attorney’s fee provision in its sales document(s); that we offered an illegal “today only” incentive to purchase; and that we utilize an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from us one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action.

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these attorneys have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 8.4% in 2018. We also estimate that approximately 15.4% of the total delinquencies on our VOI notes receivable as of June 30, 2018 related to VOI notes receivable subject to these letters. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners.

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through certain other means. As of June 30, 2018, we were selling vacation packages in 68 of Bass Pro’s stores.  We compensate Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the six months ended June 30, 2018 and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14% and 15%, respectively, of our VOI sales volume. On October 9, 2017, Bass Pro advised us that it believed the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. We previously had informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. While we believed and continue to believe that these adjustments were appropriate and consistent with both the terms and the intent of the agreements with Bass Pro, in October 2017, in order to demonstrate our good faith, we paid the amount at issue to Bass Pro pending future resolution of the matter. We have continued to make payments to Bass Pro as we believe appropriate and consistent with the agreements, which continue to be adjusted for defaults and Bass Pro has accepted these payments as historically calculated. On July 23, 2018, Bass Pro again raised the issue regarding adjustments for defaults and requested additional information regarding the calculation of commissions payable to Bass Pro and other amounts payable under the agreements, including reimbursements paid to Bluegreen. The issues raised by Bass Pro have not impacted current operations under the marketing agreement or relative to Bluegreen/Big Cedar Vacations.  We intend to formally respond to Bass Pro with our view on these matters and intend to provide Bass Pro with all appropriately requested information. Our agreements with Bass Pro provide that in the event of any dispute or disagreement between the parties, either party may give notice and thereafter the CEOs of the parties are required to communicate promptly with each other with a view to resolving the dispute or disagreement. Accordingly, it is anticipated that such process will be followed in good faith and that the parties will appropriately resolve any issues. While we do not believe that any material additional amounts are due to Bass Pro as a result of these matters, any change in the calculations utilized in connection with payments or reimbursements required under the agreements could impact future results.

9.  Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014 for federal returns and 2012 for state returns.

Our effective income tax rate was approximately 26% and 38% during the six months ended June 30, 2018 and 2017, respectively.  On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. In addition to changes or limitations to certain tax deductions, the Tax Cuts and Jobs Act permanently lowers the corporate tax rate to 21% from the previous maximum rate of 35%, effective for tax years commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, we were required by GAAP to revalue our deferred tax assets and liabilities as of the date of enactment and to account for the resulting tax effects in continuing operations in the reporting period of enactment.  We recorded a one-time, after tax benefit of approximately $47.7 million during the fourth quarter of 2017 based on the revaluation of our net deferred tax liability.  The impact of the Tax Cuts and Jobs Act may differ, possibly materially, from the provisional amounts recorded due to among other things, additional analysis, changes in interpretations and assumptions made by us, and additional regulatory guidance that may be issued.  Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118 and ASU 2018-05.  As such, we expect to complete our analysis no later than December 22, 2018.

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

We are party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BBX Capital and its subsidiaries pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns.  Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  We paid BBX Capital or its affiliated entities $9.9 million and $14.9 million during the three months ended June 30, 2018, and 2017, respectively, and $13.8 million and $25.4 million during the six months ended June 30, 2018 and 2017, respectively, pursuant to this Agreement.

As of June 30, 2018, we did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

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

In April 2015, pursuant to a Loan Agreement and Promissory Note, one of our wholly owned subsidiaries provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us or our subsidiaries to remain in compliance with covenants under outstanding indebtedness. We recognized interest income on the loan to BBX Capital of $1.2 million and $2.4 million during the three and six months ended June 30, 2018, respectively, and $2.0 million and $4.0 million during the three and six months ended June 30, 2017 respectively.

We paid or reimbursed BBX Capital or its affiliated entities $0.3 million and $0.6 million during the three and six months ended June 30, 2018, respectively, and $0.4 and $0.8 million during the three and six months ended June 30, 2017, respectively, for management advisory, risk management, administrative and other services. We accrued $0.3 million and $0.1 million for the services described above as of June 30, 2018 and December 31, 2017, respectively.  BBX Capital or its affiliates paid or reimbursed us $0.2 million and $0.3 million during the three and six months ended June 30, 2018, respectively and $0.1 million during both the three and six months ended June 30, 2017, for other shared services.  As of June 30, 2018 and December 31, 2017, $0.1 million and $0.2 million, respectively, was due to us from BBX Capital for these services.

During the six months ended June 30, 2018, we paid $0.4 million for the acquisition of VOI inventory from a company whose President is the son of David L. Pontius, our Executive Vice President and Chief Operating Officer.

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

Our sales of VOIs and financing segment includes our marketing and sales activities related to the VOIs that we own, including VOIs we acquire under just-in-time and secondary market inventory arrangements, our sale of VOIs through fee-for-service arrangements with third-party developers, our consumer financing activities in connection with sales of VOIs that we own, and our title services operations through a wholly-owned subsidiary.

Our resort operations and club management segment includes our provision of management services activities for our Vacation Club and for a majority of the HOAs of the resorts within our Vacation Club. In connection with those services, we also provide club reservation services, services to owners and billing and collections services to our Vacation Club and certain HOAs. Additionally, we generate revenue within our resort operations and club management segment from our Traveler Plus program, food and beverage and other retail operations, our rental services activities, and our management of construction activities for certain of our fee-based developer clients.

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

The table below sets forth our segment information for the three months ended June 30, 2018 (in thousands):

Revenues:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$68,573	$—	$—	$—	$68,573
Fee-based sales commission revenue	60,086	—	—	—	60,086
Other fee-based services revenue	3,175	27,216	—	—	30,391
Cost reimbursements	—	14,059	—	—	14,059
Mortgage servicing revenue	1,471	—	—	(1,471)	—
Interest income	19,658	—	1,460	—	21,118
Other income, net	—	—	710	—	710
Total revenues	152,963	41,275	2,170	(1,471)	194,937

Costs and expenses:

Cost of VOIs sold	6,789	—	—	—	6,789
Net carrying cost of VOI inventory	1,650	—	—	(1,650)	—
Cost of other fee-based services	1,115	13,869	—	1,650	16,634
Cost reimbursements	—	14,059	—	—	14,059
Selling, general and administrative expenses	90,834	—	18,870	(124)	109,580
Mortgage servicing expense	1,347	—	—	(1,347)	—
Interest expense	4,622	—	3,873	—	8,495
Total costs and expenses	106,357	27,928	22,743	(1,471)	155,557
Income (loss) before non-controlling interest and provision for income taxes	$46,606	$13,347	$(20,573)	$—	$39,380

Add: Depreciation and amortization	1,649	403
Segment Adjusted EBITDA (1)	$48,255	$13,750

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the three months ended June 30, 2017 (in thousands):

Revenues:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total * As Adjusted

Sales of VOIs	$59,405	$—	$—	$—	$59,405
Fee-based sales commission revenue	63,915	—	—	—	63,915
Other fee-based services revenue	5,737	24,198	—	—	29,935
Cost reimbursements	—	11,893	—	—	11,893
Mortgage servicing revenue	1,256	—	—	(1,256)	—
Interest income	19,824	—	2,167	—	21,991
Other income, net	—	—	244	—	244
Total revenues	150,137	36,091	2,411	(1,256)	187,383

Costs and expenses:

Cost of VOIs sold	1,749	—	—	—	1,749
Net carrying cost of VOI inventory	707	—	—	(707)	—
Cost of other fee-based services	1,140	13,527	—	707	15,374
Cost reimbursements	—	11,893	—	—	11,893
Selling, general and administrative expenses	93,017	—	14,461	10	107,488
Mortgage servicing expense	1,266	—	—	(1,266)	—
Interest expense	4,544	—	3,533	—	8,077
Other expense, net	—	—	—	—	—
Total costs and expenses	102,423	25,420	17,994	(1,256)	144,581
Income (loss) before non-controlling interest and provision for income taxes	$47,714	$10,671	$(15,583)	$—	$42,802

Add: Depreciation and amortization	1,497	397
Segment Adjusted EBITDA (1)	$49,211	$11,068

* See Note 2 for summary of adjustments.

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the six months ended June 30, 2018 (in thousands):

Revenues:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$124,714	$—	$—	$—	$124,714
Fee-based sales commission revenue	105,940	—	—	—	105,940
Other fee-based services revenue	5,863	52,552	—	—	58,415
Cost reimbursements	—	30,260	—	—	30,260
Mortgage servicing revenue	2,916	—	—	(2,916)	—
Interest income	39,272	—	2,968	—	42,240
Other income, net	—	—	891	—	891
Total revenues	278,705	82,812	3,859	(2,916)	362,460

Costs and expenses:

Cost of VOIs sold	8,601	—	—	—	8,601
Net carrying cost of VOI inventory	4,167	—	—	(4,167)	—
Cost of other fee-based services	2,357	27,521	—	4,167	34,045
Cost reimbursements	—	30,260	—	—	30,260
Selling, general and administrative expenses	162,650	—	40,462	17	203,129
Mortgage servicing expense	2,933	—	—	(2,933)	—
Interest expense	9,332	—	6,930	—	16,262
Total costs and expenses	190,040	57,781	47,392	(2,916)	292,297
Income (loss) before non-controlling interest and provision for income taxes	$88,665	$25,031	$(43,533)	$—	$70,163

Add: Depreciation and amortization	3,316	798
Segment Adjusted EBITDA (1)	$91,981	$25,829

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the six months ended June 30, 2017 (in thousands):

Revenues:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total * As Adjusted

Sales of VOIs	$113,641	$—	$—	$—	$113,641
Fee-based sales commission revenue	109,069	—	—	—	109,069
Other fee-based services revenue	8,554	47,502	—	—	56,056
Cost reimbursements	—	26,563	—	—	26,563
Mortgage servicing revenue	2,417	—	—	(2,417)	—
Interest income	40,021	—	4,356	—	44,377
Other income (expense), net	—	—	(1)	—	(1)
Total revenues	273,702	74,065	4,355	(2,417)	349,705

Costs and expenses:

Cost of VOIs sold	4,908	—	—	—	4,908
Net carrying cost of VOI inventory	2,381	—	—	(2,381)	—
Cost of other fee-based services	2,426	26,674	—	2,381	31,481
Cost reimbursements	—	26,563	—	—	26,563
Selling, general and administrative expenses	167,023	—	29,960	340	197,323
Mortgage servicing expense	2,757	—	—	(2,757)	—
Interest expense	8,850	—	6,871	—	15,721
Total costs and expenses	188,345	53,237	36,831	(2,417)	275,996
Income (loss) before non-controlling interest and provision for income taxes	$85,357	$20,828	$(32,476)	$—	$73,709

Add: Depreciation and amortization	3,015	804
Segment Adjusted EBITDA (1)	$88,372	$21,632

* See Note 2 for summary of adjustments.

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

12.  Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued.  As of such date there were no subsequent events identified that required recognition or disclosure.

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

•	our ability to maintain an optimal level of inventory of vacation ownership interests (“VOIs”) for sale;

•	the availability of financing and our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events or trends in vacation destinations and regions where the resorts in our network are located, including weather-related events;

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

•	uncertainty associated with the Tax Cuts and Jobs Act and the impact it may have on our future results; and

•

other risks and uncertainties inherent to our business, the vacation ownership industry and the ownership of our common stock, including those discussed in the “Risk Factors” section of, and elsewhere in, our Annual Report on Form 10-K.

We caution that the foregoing factors are not exclusive. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements above and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This Quarterly Report on Form 10-Q also contains information regarding our past performance, and the reader should note that prior or current performance is not guarantee or indication of future performance.

Terms Used in this Quarterly Report on Form 10-Q

Except as otherwise noted or where the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Bluegreen Vacations,” “Bluegreen,” “the Company,” “we,” “us” and “our” refer to Bluegreen Vacations Corporation, together with its consolidated subsidiaries.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussion of terms that are not recognized terms under generally accepted accounting principles in the United States (“GAAP”), and financial measures that are not calculated in accordance with GAAP, including system-wide sales of VOIs, guest tours, sale to tour conversion ratio, average sales volume per guest, Adjusted EBITDA, and Segment Adjusted EBITDA.  Refer to “Key Business and Financial Metrics and Terms Used by Management” below for further discussion of these financial metrics.  In addition, see “Results of Operations” below for a reconciliation of Adjusted EBITDA to net income and system-wide sales of VOIs to gross sales of VOIs.

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

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 215,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to approximately 11,100 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands Bass Pro and Choice Hotels. These marketing relationships drive sales within our core demographic.

VOI Sales and Financing

Our primary business is the marketing and selling of deeded VOIs, developed either by us or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at approximately 11,100 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, we began selling VOIs on behalf of third-party developers and have successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a balanced mix of developed and capital-light inventory. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales typically require no initial investment or development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. In conjunction with our VOI sales, we also generate interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of June 30, 2018, the weighted-average interest rate on our VOI notes receivable was 15.4%. In addition, we earn fees for various other services including, title and escrow services in connection with the closing of VOI sales, and for mortgage servicing.

Resort Operations and Club Management

We enter into management agreements with the HOAs that maintain most of the resorts in our Vacation Club and earn fees for providing management services to those HOAs and our approximately 215,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. We have not lost any of the 45 Club Resort management contracts. In addition to resort and club management services, we earn fees for various other services that produce recurring, predictable and long term-revenue, including construction management services for third-party developers.

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

Principal Components of Expenses

Cost of VOIs Sold. Represents the cost at which our owned VOIs sold during the period were relieved from inventory. In addition to inventory from our developed VOI business, our owned VOIs also include those that were acquired by us under JIT and secondary market arrangements. Compared to the cost of our developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales will typically be favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired or actual defaults and equity trades are higher and the resulting change in estimate is recognized. While we believe that additional inventory will be available through the secondary market at favorable prices in the future, there can be no assurance that such inventory will be available as expected.

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

Financing Expense.  Represents financing interest expense related to our receivable-backed debt, amortization of the related debt issuance costs and expenses incurred in providing financing and servicing loans, including administrative costs associated with mortgage servicing activities for our loans and the loans of certain third-party developers.  Mortgage servicing activities include, among other things, payment processing, reporting and collections services.

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

Results of Operations

Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017:

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Adjusted EBITDA - sales of VOIs and financing	$48,255	$49,211	$91,981	$88,372
Adjusted EBITDA - resort operations and club management	13,750	11,068	25,829	21,632
Total Segment Adjusted EBITDA	62,005	60,279	117,810	110,004
Less: Corporate and other	(20,107)	(17,093)	(42,634)	(34,828)
Total Adjusted EBITDA	$41,898	$43,186	$75,176	$75,176

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income attributable to shareholder(s)	$26,710	$23,990	$47,685	$41,639
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	3,317	3,520	5,924	6,167
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(3,292)	(3,413)	(5,884)	(5,973)
Loss (Gain) on assets held for sale	11	18	(9)	40
Add: depreciation and amortization	2,989	2,309	5,917	4,669
Less: interest income (other than interest earned on VOI notes receivable)	(1,381)	(2,091)	(2,816)	(4,195)
Add: interest expense - corporate and other	3,873	3,533	6,930	6,871
Add: franchise taxes	43	28	124	55
Add: provision for income taxes	9,353	15,292	16,554	25,903
Corporate realignment cost	275	—	751	—
Total Adjusted EBITDA	$41,898	$43,186	$75,176	$75,176

The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Gross sales of VOIs	$82,027	$72,738	$146,187	$136,183
Add: Fee-Based sales	89,934	93,612	158,618	159,793
System-wide sales of VOIs	$171,961	$166,350	$304,805	$295,976

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2018	2017	2018	2017
Other Financial Data:
System-wide sales of VOIs	$171,961	$166,350	$304,805	$295,976
Total Adjusted EBITDA	$41,898	$43,186	$75,176	$75,176
Adjusted EBITDA - sales of VOIs and financing	$48,255	$49,211	$91,981	$88,372
Adjusted EBITDA - resort operations
and club management	$13,750	$11,068	$25,829	$21,632
Number of Bluegreen Vacation Club /
Vacation Club Associate resorts
at period end	69	65	69	65
Total number of sale transactions	11,235	10,851	20,004	19,040
Average sales volume per guest	$2,646	$2,366	$2,653	$2,403

For the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Sales of VOIs and Financing

	For the Three Months Ended June 30,
	2018		2017
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$80,715	47%	$65,214	39%
Secondary Market sales	55,258	32	40,316	24
Fee-Based sales	89,934	52	93,612	56
JIT sales	15,314	9	17,490	11
Less: Equity trade allowances (6)	(69,260)	(40)	(50,282)	(30)
System-wide sales of VOIs	171,961	100%	166,350	100%
Less: Fee-Based sales	(89,934)	(52)	(93,612)	(56)
Gross sales of VOIs	82,027	48	72,738	44
Provision for loan losses (2)	(13,454)	(16)	(13,333)	(18)
Sales of VOIs	68,573	40	59,405	36
Cost of VOIs sold (3)	(6,789)	(10)	(1,749)	(3)
Gross profit (3)	61,784	90	57,656	97
Fee-Based sales commission revenue (4)	60,086	67	63,915	68
Financing revenue, net of financing expense	15,160	9	15,270	9
Other fee-based services - title operations, net	2,060	1	4,597	3
Net carrying cost of VOI inventory	(1,650)	(1)	(707)	0
Selling and marketing expenses	(83,323)	(48)	(86,672)	(52)
General and administrative expenses - sales and marketing	(7,511)	(4)	(6,345)	(4)
Operating profit - sales of VOIs and financing	46,606	27%	47,714	29%
Add: Depreciation	1,649		1,497
Adjusted EBITDA - sales of VOI and financing	$48,255		$49,211

(1)	Developed VOI sales represent sales of VOIs acquired or developed by us as part of our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

	For the Six Months Ended June 30,
	2018		2017
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$128,246	42%	$138,544	47%
Secondary Market sales	131,547	43	78,979	26
Fee-Based sales	158,618	52	159,793	54
JIT sales	18,683	6	23,068	8
Less: Equity trade allowances (6)	(132,289)	(43)	(104,408)	(35)
System-wide sales of VOIs	304,805	100%	295,976	100%
Less: Fee-Based sales	(158,618)	(52)	(159,793)	(54)
Gross sales of VOIs	146,187	48	136,183	46
Provision for loan losses (2)	(21,473)	(15)	(22,542)	(17)
Sales of VOIs	124,714	41	113,641	38
Cost of VOIs sold (3)	(8,601)	(7)	(4,908)	(4)
Gross profit (3)	116,113	93	108,733	96
Fee-Based sales commission revenue (4)	105,940	67	109,069	68
Financing revenue, net of financing expense	29,923	10	30,831	10
Other fee-based services - title operations, net	3,506	1	6,128	2
Net carrying cost of VOI inventory	(4,167)	(1)	(2,381)	(1)
Selling and marketing expenses	(149,006)	(49)	(153,924)	(52)
General and administrative expenses - sales and marketing	(13,644)	(4)	(13,099)	(4)
Operating profit - sales of VOIs and financing	88,665	29%	85,357	29%
Add: Depreciation	3,316		3,015
Adjusted EBITDA - sales of VOIs and financing	$91,981		$88,372

(1)	Developed VOI sales represent sales of VOIs acquired or developed by us as part of our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs.  Sales of VOIs were $68.6 million and $124.7 million during the three and six months ended June 30, 2018, respectively, and $59.4 million and $113.6 million during the three and six months ended June 30, 2017, respectively. Gross sales of VOIs were reduced by $13.5 million and $21.5 million during the three and six months ended June 30, 2018, respectively, and $13.3 million and $22.5 million during the three and six months ended June 30, 2017, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing and newly originated loans. Our provision for loan losses as a percentage of gross sales of VOIs was 16% and 15% during the three and six months ended June 30, 2018, respectively, and 18% and 17% for the three and six months ended June 30, 2017, respectively.  The percentage of our sales which were realized in cash within 30 days from sale decreased to 44% during the three months ended June 30, 2018 from 45% during the three months ended June 30, 2017, and decreased to 43% during the six months ended June 30, 2018 from 44% during the six months ended June 30, 2017.  The decrease in the provision for loan loss is due primarily to the impact of additional reserves on prior years’ originations taken in the second quarter of 2017, as well as the impact of an increase in our weighted-average FICO® score in 2018 compared to prior years.  We have in recent years experienced an increase in our default rates. We believe that a significant portion of the default increase in recent years is due to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See Note 8 to our consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions taken by us in connection with these letters. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

System-wide sales of VOIs.   System-wide sales of VOIs were $172.0 million and $304.8 million during the three and six months ended June 30, 2018, respectively, and $166.4 million and $296.0 million during the three and six months ended June 30, 2017, respectively. This growth reflected an increase in the sale-to-tour conversion ratio, partially offset by a decrease in the average sales price per transaction and the number of guest tours. The sale-to-tour conversion ratio increased by 12% and 13%, respectively, for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. During 2017, we began several initiatives to screen the credit qualifications of potential marketing guests, resulting in a higher VPG and a lower number of tours. We believe our screening of marketing guests has resulted in improved efficiencies in our sales process, however there is no assurance that such efficiencies will continue.  Our sales increases are substantially all due to “same store” sales increases, as we only added one small sales office primarily focused on sales to existing owners since the June 30, 2017.

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

The following table sets forth certain information for system-wide sales of VOIs for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change

Number of sales offices at period-end	24	23	4	24	23	4
Number of active sales arrangements with third-party clients at period-end	14	13	8	14	13	8
Total number of VOI sales transactions	11,235	10,851	4	20,004	19,040	5
Average sales price per transaction	$15,442	$15,475	—	$15,351	$15,675	(2)
Number of total guest tours	65,570	70,972	(8)	115,767	124,208	(7)
Sale-to-tour conversion ratio– total marketing guests	17.1%	15.3%	12	17.3%	15.3%	13
Number of new guest tours	41,628	47,197	(12)	71,507	80,613	(11)
Sale-to-tour conversion ratio– new marketing guests	14.8%	12.5%	18	14.8%	12.6%	17
Percentage of sales to existing owners	49.0%	47.4%	3	51.2%	49.2%	4
Average sales volume per guest	$2,646	$2,366	12	$2,653	$2,403	10

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended June 30,
	2018	2017

Average annual default rates	8.43%	7.96%

	As of June 30,
	2018	2017

Delinquency rates	2.53%	2.59%

See Note 8 to our consolidated financial statements included in Item 1 of this report for information regarding letters we have received from attorneys who purport to represent VOI owners and who have encouraged VOI owners to become delinquent and ultimately default on their obligations, which we believe have adversely impacted our delinquency and default rates.

Cost of VOIs Sold.  During the three months ended June 30, 2018 and 2017, cost of VOIs sold was $6.8 million and $1.7 million, respectively, and represented 10% and 3%, respectively, of sales of VOIs. During the six months ended June 30, 2018 and 2017, cost of VOIs sold was $8.6 million and $4.9 million, respectively, and represented 7% and 4%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than originally estimated and the resulting change in estimate is recognized.  During the three months ended June 30, 2017, we implemented a revised VOI pricing matrix.  These changes increased the average selling price of VOIs by approximately 4%.  As a result of this pricing change, we also increased our estimate of total gross margin that will be generated on the sale of our VOI inventory under the relative sales value method.  Accordingly, during the second quarter of 2017, we recognized a benefit to cost of VOI sold of $5.1 million ($3.1 million, net of tax, and $0.04 EPS), with no such price increase and cost of sales benefit in 2018.

Fee-Based Sales Commission Revenue.  During the three months ended June 30, 2018 and 2017, we sold $89.9 million and $93.6 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $60.1 million and $63.9 million, respectively, in connection with those sales. During the six months ended June 30, 2018 and 2017, we sold $158.6 million and $159.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $105.9 million and $109.1 million, respectively, in connection with those sales. We earned an average sales and marketing commission of 67% and 68% during the three and six months ended June 30, 2018 and 2017, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of our fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the three and six months ended June 30, 2018 is primarily related to the mix of developer sales at higher commission rates in the 2017 periods, as well as higher commission refunds associated with defaults and cancellations.

Financing Revenue, Net of Financing Expense — Sales of VOIs.  Interest income on VOIs notes receivable was $19.7 million and $19.8 million during the three months ended June 30, 2018 and 2017, respectively, which was partially offset by interest expense on receivable-backed debt of $4.6 million and $4.5 million, respectively. Interest income on VOIs notes receivable was $39.3 million and $40.0 million during the six months ended June 30, 2018 and 2017, respectively, which was partially offset by interest expense on receivable-backed debt of $9.3 million and $8.9 million, respectively.  The decrease in finance revenue net of finance expense is a result of our higher cost of borrowing and lower weighted average interest rates on VOI notes receivable in connection with the introduction of “risk-based pricing” pursuant to which buyer’s interest rates are determined based on their FICO score at the point of sale, partially offset by an increase in our VOI notes receivable portfolio. Revenues from mortgage servicing during the three and six months ended June 30, 2018 of $1.5 million and $2.9 million, respectively, compared to $1.3 million and $2.4 million during the three and six months ended June 30, 2017, respectively, are included in financing revenue, net of mortgage servicing expenses of  $1.3 million and $2.9 million during the three and six months ended June 30, 2018, respectively, compared to $1.3 million and $2.8 million during the three and six months ended June 30, 2017, respectively.

Other Fee-Based Services — Title Operations, net.  During the three months ended June 30, 2018 and 2017, revenue from our title operations was $3.2 million and $5.7 million, respectively, which was partially offset by expenses directly related to our title operations of $1.1 million for both periods. During the six months ended June 30, 2018 and 2017, revenue from our title operations was $5.9 million and $8.6 million, respectively, which was partially offset by expenses directly related to our title operations of $2.4 million for both periods. Resort title fee revenue is recognized when escrow amounts are released and title documents are completed. Resort title fee revenue varies based on sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located.  We also realized additional title fee revenue in the 2017 periods in connection with curing a backlog in those periods.

Net Carrying Cost of VOI Inventory. The carrying cost of our VOI inventory was $7.2 million and $4.3 million during the three months ended June 30, 2018 and 2017, respectively, which was partly offset by rental and sampler revenues of $5.5 million and $3.5 million, respectively. The carrying cost of our inventory was $12.9 million and $8.4 million during the six months ended June 30, 2018 and 2017, respectively, which was partly offset by rental and sampler revenues of $8.7 million and $6.0 million, respectively. The increase in carrying costs during the six months ended June 30, 2018 is primarily due to our acquisition of the Éilan Hotel & Spa during April 2018, which added $1.2 million to the carrying costs of our VOI inventory, and increased maintenance fees and developer subsidies associated with our increase in VOI inventory.

Selling and Marketing Expenses.  Selling and marketing expenses were $83.3 million and $149.0 million during the three and six months ended June 30, 2018, respectively, and $86.7 million and $153.9 million during the three and six months ended June 30, 2017, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses decreased to 48% during the three months ended June 30, 2018 from 52% during the three months ended June 30, 2017 and decreased to 49% during the six months ended June 30, 2018 from 52% during the six months ended June 30, 2017.  Selling and marketing expenses vary as a percentage of sales from period to period based in part on the relative proportion of marketing methods utilized during such periods, most notably the percentage of sales to our existing owners, which has a relatively lower cost compared to other methods. Existing owner sales increased to 49% of system-wide sales during the three months ended June 30, 2018 from 47% during the three months ended June 30, 2017 and increased to 51% during the six months ended June 30, 2018 from 49% during the six months ended June 30, 2017.  In addition, the corporate realignment initiative commenced during the fourth quarter of 2017, as described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2017, reduced certain selling and marketing expenses.  See also “Commitments” below for additional information regarding the corporate realignment initiative.

General and Administrative Expenses — Sales and Marketing Operations.  General and administrative expenses attributable to sales and marketing operations were $7.5 million and $13.6 million during the three and six months ended June 30, 2018, respectively, and $6.3 million and $13.1 million during the three and six months ended June 30, 2017, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses attributable to sales and marketing operations were 4% during each of the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017. Certain sales within Bluegreen/Big Cedar Vacations involve the incurrence of higher general and administrative expenses as a result of brand and licensing fees paid to Bass Pro in connection with such sales.  The corporate realignment initiative commenced during the fourth quarter of 2017 reduced certain general and administrative expenses in our sales and marketing operations.

Resort Operations and Club Management

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands)	2018		2017		2018		2017
Resort operations and club management revenue	$41,275		$36,091		$82,812		$74,065
Resort operations and club management expense	(27,928)		(25,420)		(57,781)		(53,237)
Operating profit - resort operations and club management	13,347	32%	10,671	30%	25,031	30%	20,828	28%
Add: Depreciation	403		397		798		804
Adjusted EBITDA - resort operations and club management	$13,750		$11,068		$25,829		$21,632

Resort Operations and Club Management Revenue.  Resort operations and club management revenue increased 14% and 12% during the three and six months ended June 30, 2018, as compared to the three months and six ended June 30, 2017, respectively. We provide management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with our management services, we also manage the Vacation Club reservation system, provide services to owners and perform billing and collection services to the Vacation Club and certain HOAs. The resort properties we managed increased from 47 as of June 30, 2017 to 49 as of June 30, 2018 due to new resorts under management in New Orleans, Louisiana and Banner Elk, North Carolina. Resort operations and club management revenues increased during the 2018 periods compared to the 2017 periods primarily as a result of such increase in the number of managed resorts. Additionally, we generate revenues from our Traveler Plus program, food and beverage operations at the resorts and other retail operations. We also earn commissions from providing rental services to third parties and fees from managing the construction activities of certain of our fee based third-party developer clients.

Resort Operations and Club Management Costs. During the three and six months ended June 30, 2018, cost of other fee-based services increased 10% and 9%, respectively compared to the three and six months ended June 30, 2017, respectively. This increase was primarily due to the higher costs associated with programs provided to VOI owners and the increased costs of providing management services as a result of the increase in the number of managed resorts.

Corporate and Other

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
General and administrative expenses - corporate and other	$(18,870)	$(14,461)	$(40,462)	$(29,960)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(3,292)	(3,413)	(5,884)	(5,973)
Other income (expense), net	710	244	891	(1)
Add: Financing revenue - corporate and other	1,460	2,167	2,968	4,356
Less: Interest income (other than interest earned on VOI notes receivable)	(1,381)	(2,091)	(2,816)	(4,195)
Franchise taxes	43	28	124	55
Loss (Gain) on assets held for sale	11	18	(9)	40
Depreciation and amortization	937	415	1,803	850
Corporate realignment cost	275	—	751	—
Corporate and other	$(20,107)	$(17,093)	$(42,634)	$(34,828)

General and Administrative Expenses — Corporate and Other.  General and administrative expenses directly attributable to corporate overhead were $18.9 million and $40.5 million during the three and six months ended June 30, 2018, respectively, and $14.5 million and $30.0 million during the three and six months ended June 30, 2017, respectively. The increase in the six months ended June 30, 2018, as compared to the comparable prior year period was primarily due to higher executive leadership and long-term incentive compensation expenses, higher outside legal expenses in connection with a new focus on defending litigation which we believe to be frivolous, higher self-insured health care costs, depreciation expense, executive severance expense, including those related to corporate realignment activities commenced in December 2017, and expenses related to investor and public relations activities associated with being a public company.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations.  We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $3.3 million and $5.9 million during the three and six months ended June 30, 2018, respectively, and $3.4 million and $6.0 million during the three and six months ended June 30, 2017, respectively.

Interest Expense.  Interest expense not related to receivable-backed debt was $3.9 million and $6.9 million during the three and six months ended June 30, 2018, respectively, and $3.5 million and $6.9 million during the three and six months ended June 30, 2017, respectively.  The increase in interest expense during the three months ended June 30, 2018 is primarily due to higher notes payable and lines-of-credit balances, and a higher weighted-average cost of borrowing.

Provision for Income Taxes. Provision for income taxes was $16.6 million and $25.9 million for the six months ended June 30, 2018 and 2017, respectively.  Our effective income tax rate was approximately 26% and 38% for the six months ended June 30, 2018 and 2017, respectively.  The decrease in taxes was primarily due to the Tax Cuts and Jobs Act which was signed into law on December 22, 2017.  Among other things, the Tax Cuts and Jobs Act permanently lowers the federal corporate tax rate to 21% from the previous maximum rate of 35%. The Tax Cuts and Jobs Act was effective for us on January 1, 2018.  Effective income tax rates for interim periods are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. For further information, see Notes 2 and 9 to our unaudited Consolidated Financial Statements included in Item 1 of this report.

Changes in Financial Condition

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2018	2017

Net cash provided by operating activities	$23,215	$24,021
Net cash used in investing activities	(15,105)	(5,407)
Net cash provided by financing activities	7,939	6,252
Net increase in cash, cash equivalents, and restricted cash	$16,049	$24,866

Cash Flows from Operating Activities

Our operating cash flow decreased $0.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due primarily to increased spending on the acquisition and development of inventory in the 2018 period and decreases in working capital, partially offset by a reduction in income tax payments.

Cash Flows from Investing Activities

Cash used in investing activities increased $9.7 million during the six months ended June 30, 2018 compared to the same period in 2017, reflecting increased purchases of property and equipment in the 2018 period.  The increase was primarily related to $4.9 million in sales office expansions and increased information technology spending.

Cash Flows from Financing Activities

Cash provided by financing activities increased $1.7 million during the six months ended June 30, 2018 compared to the same period of 2017, primarily due to increased net borrowings on Lines-of-credit and notes payable.  These borrowings were partially offset by lower net borrowing on receivable-backed debt and $2.4 million in higher dividend payments made to our shareholders compared to the 2017 period.

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

While the vacation ownership business has historically been capital intensive and we may from time to time pursue transactions or activities which may require significant capital investment and adversely impact cash flows, we have generally sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting our capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through  secondary market or JIT  arrangements. In 2018, we have invested more of our free-cash flow in additional sales offices and sales office expansions as well as information technology expenditures which we expect to drive and support growth in future years.  In addition, during April 2018, we acquired the Éilan Hotel & Spa in San Antonio, Texas for $34.3 million, and borrowed $24.3 million to help fund the acquisition.

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in our continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been a critical factor in our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Development expenditures during 2018 are expected to be in a range of $20.0 million to $30.0 million, which primarily relate to Bluegreen/Big Cedar Vacations’ resorts and development at our Fountains resort in Orlando, Florida.

We expect to seek to acquire or develop additional VOI inventory, which may increase our acquisition and development expenditures as compared to prior periods and may involve or require the incurrence of additional debt.

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOIs. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory in 2018 is expected to range from $10.0 million to $20.0 million.

In addition, capital expenditures in connection with sales and marketing facilities as well as for information technology capital expenditures are expected to be in a range of $30.0 million to $40.0 million in 2018.

Available funds may also be used to acquire other businesses or assets, invest in other real estate based opportunities, or to fund loans to affiliates or others.

During each of the first and second quarter of 2018, we paid a cash dividend of $0.15 per share on our common stock, which totaled $11.2 million each quarter and $22.4 million in the aggregate.  During the six months ended June 30, 2017, we paid a cash dividend of $0.28 per share, or $20.0 million in the aggregate, to BBX Capital, our sole shareholder prior to our initial public offering in November 2017. We intend to pay regular quarterly cash dividends on our common stock, subject to declaration by, and the discretion of, our board of directors and limitations contained in our credit facilities.  On July 18, 2018, we declared a quarterly cash dividend payable in the third quarter of 2018 of $0.15 per share on our common stock, or $11.2 million in the aggregate.

In April 2015, one of our wholly-owned subsidiaries provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term of the loan. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us to remain in compliance with covenants under our outstanding indebtedness. During the three months ended June 30, 2018 and 2017, we recognized $1.2 million and $2.0 million, respectively, of interest income on the loan to BBX Capital.   During the six months ended June 30, 2018 and 2017, we recognized $2.4 million and $4.0 million, respectively, of interest income on the loan to BBX Capital.

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

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell our VOI notes receivable.  As of June 30, 2018, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of June 30, 2018		Outstanding Balance as of June 30, 2018		Availability as of June 30, 2018		Advance Period Expiration; Borrowing Maturity as of June 30, 2018	Borrowing Rate; Rate as of June 30, 2018
Liberty Bank Facility	$50,000		$41,529		$8,471		March 2020; March 2023	Prime Rate; floor of 4.00%; 4.75%
NBA Receivables Facility	50,000	(1)	41,623		8,377	(1)	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%; 4.73%
Pacific Western Facility	40,000		20,930	(2)	19,070	(2)	September 2018; September 2021	30 day LIBOR+3.50% to 4.50%; 6.24%
KeyBank/DZ Purchase Facility	80,000		32,160		47,840		December 2019; December 2022	30 day LIBOR +2.75%; 4.84% (3)
Quorum Purchase Facility	50,000		29,743		20,257		June 2020; December 2032	(4)
	$270,000		$165,985		$104,015

(1)	The borrowing limit excludes the $20.0 million borrowing limit under the NBA Line of Credit discussed below.
(2)	The outstanding balance includes $2.5 million outstanding as of June 30, 2018 under the Pacific Western Term Loan discussed below.
(3)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. As described in further detail below, the interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(4)

Of the amounts outstanding as of June 30, 2018, $2.4 million bears interest at a fixed rate of 5.5%, $18.9 million bears interest at a fixed rate of 4.95%, $2.9 million bears interest at a fixed rate of 5.00%, and $5.5 million bears interest at a fixed rate of 4.75%. The interest rate on future borrowings will be set at the time of funding based on rates mutually agreed upon by all parties; however advances made between April 2018 and September 2018 will bear interest at a fixed rate of 4.95%.

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

Pacific Western Facility.  We have a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million (inclusive of outstanding borrowings under the Pacific Western Term Loan described below), subject to eligible collateral and customary terms and conditions. The revolving advance period expiration date is September 2018, subject to an additional 12-month extension at the option of Pacific Western Bank. Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. Borrowings under the facility bear interest at 30-day LIBOR plus 4.50%; however, with a portion of future borrowings, to the extent such borrowings are in excess of established debt minimums, will bear interest at the 30-day LIBOR plus 3.50% to 4.00%. Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance maturing in September 2021, subject to an additional 12-month extension at the option of Pacific Western Bank. The Pacific Western Facility is cross-collateralized and is subject to cross-default with the Pacific Western Term Loan. We have signed a non-binding term sheet for an amendment to renew the Pacific Western Facility and are negotiating the definitive legal documentation.  There can be no assurance that this amendment will be closed on acceptable terms, if at all.

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

Quorum Purchase Facility.   We and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On April 6, 2018, the Quorum Purchase Facility was amended to extend the revolving purchase period from June 30, 2018 to June 30, 2020, and provide for a fixed interest rate of 4.95% per annum on advances made through September 30, 2018. The interest rate on advances made after September 30, 2018 will be set at the time of funding based on rates mutually agreed upon by all parties. The amendment also reduced the loan purchase fee applicable to future advances from 0.50% to 0.25% and extended the maturity of the Quorum Purchase Facility from December 2030 to December 2032.  Of the amounts outstanding under the Quorum Purchase Facility at June 30, 2018, $2.4 million accrues interest at a rate per annum of 5.50%, $18.9 million accrues interest at a rate per annum of 4.95%, $2.9 million accrues interest at a rate per annum of 5.0%, and $5.5 million accrues interest at a rate per annum of 4.75%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Credit Facilities for Inventories with Future Availability

NBA Line of Credit.   Bluegreen/Big Cedar Vacations has a revolving line of credit with NBA (the “NBA Line of Credit”) with a borrowing limit of $20 million (subject to decrease as described above in connection with any increase in the borrowing limit under the NBA Receivables Facility). The NBA Line of Credit provides for a revolving advance period expiring in September 2020 and maturity in March 2025, and is secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacations’ The Cliffs at Long Creek Resort. Borrowings under the NBA Line of Credit accrue interest at a rate equal to the one month LIBOR plus 3.25% (with an interest rate floor of 4.75%). Interest payments are paid monthly. Principal payments are effected through release payments upon sales of VOIs in The Cliffs at Long Creek Resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions. The NBA Line of Credit is cross-collateralized and is subject to cross-default with the NBA Receivables Facility described above. As of June 30, 2018, there was $3.5 million outstanding on the NBA Line of Credit.

Pacific Western Term Loan.   We have a non-revolving term loan (the “Pacific Western Term Loan”) with Pacific Western Bank, as successor-by-merger to CapitalSource Bank, secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort. As of June 30, 2018, there was $2.5 million outstanding on the Pacific Western Term Loan.  The Pacific Western Term Loan matures in June 2019 and bears interest at 30-day LIBOR plus 5.25%. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of VOIs in the Bluegreen Odyssey Dells Resort that serve as collateral for the Pacific Western Term Loan subject to mandatory principal reductions pursuant to the terms of the loan agreement. The Pacific Western Term Loan is cross-collateralized and is subject to cross-default with the Pacific Western Facility described above.

NBA Éilan Loan. On April 17, 2018, we purchased the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million.  In connection with the acquisition, we entered into a non-revolving acquisition loan with NBA (the “NBA Éilan Loan”), which provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and up to an additional $3.2 million which may be drawn upon to fund certain future improvement costs over a 12-month advance period. Principal payments will be effected through release payments from sales of VOIs at Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one month LIBOR plus 3.25%, subject to a floor of 4.75%.  As of June 30, 2018, there was $24.3 million outstanding on the NBA Éilan Loan.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of June 30, 2018, outstanding borrowings under the facility totaled $78.1 million, including $23.1 million under the Fifth Third Syndicated Term Loan with an interest rate of 4.84%, and $55.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 4.88%.

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

The following table summarizes the contractual minimum principal and interest payments required on all of our outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of June 30, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$—	$108,976	$323,464	$(5,346)	$427,094
Lines-of-credit and notes payable	29,509	33,310	88,943	—	(2,111)	149,651
Jr. subordinated debentures (1)	—	—	—	110,827	—	110,827
Inventory purchase commitment	—	—	—	—	—	—
Noncancelable operating leases	8,335	10,570	8,823	14,653	—	42,381
Total contractual obligations	37,844	43,880	206,742	448,944	(7,457)	729,953

Interest Obligations (2)

Receivable-backed notes payable	16,633	33,266	29,131	81,291	—	160,321
Lines-of-credit and notes payable	6,978	10,632	2,310	—	—	19,920
Jr. subordinated debentures	7,965	15,930	15,930	100,553	—	140,378
Total contractual interest	31,576	59,828	47,371	181,844	—	320,619
Total contractual obligations	$69,420	$103,708	$254,113	$630,788	$(7,457)	$1,050,572

(1)	Amounts do not include purchase accounting adjustments for junior subordinated debentures of $39.9 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2018.

In September 2017, we entered into an agreement with a former executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling approximately $2.9 million through March 2019. As of June 30, 2018, $1.6 million remained payable under this agreement. In addition, during the second half of 2017, we implemented an initiative designed to streamline our operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance accrued as of December 31, 2017 and $0.6 million accrued as of June 30, 2018 which amounts are included in accrued liabilities and other in the unaudited Consolidated Balance Sheets as of such dates.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the six months ended June 30, 2018 and 2017, we made payments related to such subsidies of $0.6 million and $0.1 million, respectively. As of June 30, 2018, we had $4.6 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited Consolidated Balance Sheets as of such date. As of December 31, 2017, we had no accrued liabilities for such subsidies.

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

Our receivables purchase facilities, credit facilities, indentures and other outstanding debt instruments include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, we may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit our ability to pay dividends, raise funds, sell receivables or satisfy or refinance our obligations, or otherwise adversely affect our financial condition and results of operations. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond our control.

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through certain other means. As of June 30, 2018, we were selling vacation packages in 68 of Bass Pro’s stores.  We compensate Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the six months ended June 30, 2018 and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14% and 15%, respectively, of our VOI sales volume. On October 9, 2017, Bass Pro advised us that it believed the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. We previously had informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. While we believed and continue to believe that these adjustments were appropriate and consistent with both the terms and the intent of the agreements with Bass Pro, in October 2017, in order to demonstrate our good faith, we paid the amount at issue to Bass Pro pending future resolution of the matter. We have continued to make payments to Bass Pro as we believe appropriate and consistent with the agreements, which continue to be adjusted for defaults and Bass Pro has accepted these payments as historically calculated. On July 23, 2018, Bass Pro again raised the issue regarding adjustments for defaults and requested additional information regarding the calculation of commissions payable to Bass Pro and other amounts payable under the agreements, including reimbursements paid to Bluegreen. The issues raised by Bass Pro have not impacted current operations under the marketing agreement or relative to Bluegreen/Big Cedar Vacations.  We intend to formally respond to Bass Pro with our view on these matters and intend to provide Bass Pro with all appropriately requested information. Our agreements with Bass Pro provide that in the event of any dispute or disagreement between the parties, either party may give notice and thereafter the CEOs of the parties are required to communicate promptly with each other with a view to resolving the dispute or disagreement. Accordingly, it is anticipated that such process will be followed in good faith and that the parties will appropriately resolve any issues. While we do not believe that any material additional amounts are due to Bass Pro as a result of these matters, any change in the calculations utilized in connection with payments or reimbursements required under the agreements could impact future results.

Off-balance-sheet Arrangements

As of June 30, 2018, we did not have any “off-balance sheet” arrangements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Gordon Siu, on behalf of himself and all others similarly situated v. Choice Hotels International, Inc. Bluegreen Vacations Unlimited, Inc., DBA Bluegreen Getaways; and Does 1-10, inclusive of each of them, Case No. 18-cv-00022, United States District Court, Southern District of California

On January 4, 2018, Gordon Siu, individually and on behalf of all others similarly situated, filed a lawsuit against BVU and others, Choice Hotels International, Inc. which asserted claims for alleged violations of California law that relates to the recording of telephone conversations with consumers. Plaintiff alleges that after staying at a Choice Hotels resort, defendants placed a telemarketing call to plaintiff to sell the Choice Hotels customer loyalty program and a vacation package at a Choice hotel via the Bluegreen Getaways vacation package program.  Plaintiff alleges that he was not timely informed that the phone conversation was being recorded and is seeking certification of a class compared of other persons recorded on calls without their consent within one year before the filing of the original complaint.  After BVU moved to dismiss the complaint, plaintiff amended his complaint to dismiss one of the two causes of action in the original complaint on the basis that that particular statute only concerns land line phones. Plaintiff and Choice agreed to a confidential settlement and Choice has been dismissed from this lawsuit. Plaintiff seeks money damages and injunctive relief.  We believe the lawsuit is without merit and intend to vigorously defend the action.

Katja Anderson and George Galloway, individually and on behalf of all other persons similarly situated v. Bluegreen Vacations Corporation, Case No. 18-cv-00127, United States District Court, Western District of Texas, Waco Division

On May 3, 2018, Katja Anderson and George Galloway, individually and on behalf of all other persons similarly situated, filed a lawsuit against us which asserted violations of the Telephone Consumer Practices Act. The plaintiffs claim that they received multiple telemarketing calls in the spring of 2015 despite their requests not to be called. Plaintiffs seek certification of a class of individuals in the United States who received more than one telephone call made by us or on our behalf within a 12-month period; to a telephone number that has been registered with the National Do Not Call Registry for at least 30 days. Plaintiffs seek money damages, attorneys’ fees and a court order requiring us to cease all unsolicited telephone calling activities. We have moved to dismiss the lawsuit, and our motion is pending. We believe the lawsuit is without merit and intend to vigorously defend the action.

Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, on behalf of themselves and all others similarly situated v. Bluegreen Vacations Unlimited, Inc. and Bluegreen Vacations Corporation, Case No. 18-cv-994, United States District Court, Eastern District of Wisconsin

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that we failed to disclose the identity of the seller of real property at the beginning of its initial contact with the purchaser; that we misrepresented who the seller of the real property was; that we misrepresented the buyer’s right to cancel; that we included an illegal attorney’s fee provision in its sales document(s); that we offered an illegal “today only” incentive to purchase; and that we utilize an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from us one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Employment Agreement between Bluegreen Vacations Corporation and Shawn B. Pearson, dated May 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on May 14, 2018).

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

† Exhibit is furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN VACATIONS CORPORATION

August 3, 2018	By: /s/ Anthony M. Puleo
Anthony M. Puleo
Executive Vice President, Chief Financial Officer and Treasurer; President, Bluegreen Treasury Services