Form 10-Q
period 2018-09-30
BLUEGREEN VACATIONS CORP
filed 2018-11-06
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, there were 74,734,455 shares of the registrant’s common stock, $.01 par value, outstanding.

BLUEGREEN VACATIONS CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
		*As Adjusted
ASSETS
Cash and cash equivalents	$195,439	$197,337
Restricted cash ($17,081 and $19,488 in VIEs at September 30, 2018
and December 31, 2017, respectively)	54,892	46,012
Notes receivable, net ($308,221 and $279,188 in VIEs
at September 30, 2018 and December 31, 2017, respectively)	439,484	426,858
Inventory	325,532	281,291
Prepaid expenses	15,733	10,743
Other assets	70,498	52,506
Intangible assets, net	61,878	61,978
Loan to related party	80,000	80,000
Property and equipment, net	93,536	74,756
Total assets	$1,336,992	$1,231,481

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$19,822	$22,955
Accrued liabilities and other	94,729	77,317
Deferred income	15,509	16,893
Deferred income taxes	91,696	88,966
Receivable-backed notes payable - recourse	97,770	84,697
Receivable-backed notes payable - non-recourse (in VIEs)	335,680	336,421
Lines-of-credit and notes payable	137,834	100,194
Junior subordinated debentures	71,147	70,384
Total liabilities	864,187	797,827

Commitments and Contingencies - See Note 8

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 74,734,455
shares issued and outstanding at September 30, 2018 and December 31, 2017	747	747
Additional paid-in capital	274,366	274,366
Retained earnings	150,062	115,520
Total Bluegreen Vacations Corporation shareholders' equity	425,175	390,633
Non-controlling interest	47,630	43,021
Total shareholders' equity	472,805	433,654
Total liabilities and shareholders' equity	$1,336,992	$1,231,481

* See Note 2 for summary of adjustments.

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
		2017		2017
	2018	*As Adjusted	2018	*As Adjusted
Revenues:
Gross sales of VOIs	$85,151	$73,402	$231,338	$209,585
Estimated uncollectible VOI notes receivable	(14,453)	(10,949)	(35,926)	(33,491)
Sales of VOIs	70,698	62,453	195,412	176,094

Fee-based sales commission revenue	61,641	69,977	167,581	179,046
Other fee-based services revenue	31,057	27,386	89,472	83,442
Cost reimbursements	16,900	14,097	47,157	40,660
Interest income	21,531	21,296	63,771	65,673
Other income, net	378	—	1,269	—
Total revenues	202,205	195,209	564,662	544,915

Costs and expenses:
Cost of VOIs sold	11,237	6,444	19,838	11,352
Cost of other fee-based services	19,937	17,182	53,983	48,663
Cost reimbursements	16,900	14,097	47,157	40,660
Selling, general and administrative expenses	112,407	114,934	315,535	312,257
Interest expense	9,208	8,058	25,470	23,779
Other expense, net	—	119	—	120
Total costs and expenses	169,689	160,834	461,983	436,831

Income before non-controlling interest and
provision for income taxes	32,516	34,375	102,679	108,084
Provision for income taxes	8,443	12,584	24,997	38,487
Net income	24,073	21,791	77,682	69,597
Less: Net income attributable to non-controlling interest	3,585	3,251	9,509	9,418
Net income attributable to Bluegreen
Vacations Corporation shareholders	$20,488	$18,540	$68,173	$60,179

Comprehensive income attributable to
Bluegreen Vacations Corporation
shareholders	$20,488	$18,540	$68,173	$60,179

* See Note 2 for summary of adjustments.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
		2017			2017
	2018	*As Adjusted		2018	*As Adjusted
Earnings per share attributable to Bluegreen Vacations Corporation shareholders - Basic and diluted	$0.27	$0.26	(1)	$0.91	$0.85	(1)

Weighted average number of common shares outstanding:
Basic and diluted	74,734	70,998	(1)	74,734	70,998	(1)

Cash dividends declared per share	$0.15	$0.28	(1)	$0.45	$0.56	(1)

* See Note 2 for summary of adjustments.

(1)

The calculation of basic and diluted earnings per share and the cash dividends declared per share for the 2017 periods reflects the stock split effected in connection with our initial public offering during November 2017 as if the stock split was effected on January 1, 2017.

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

			Equity Attributable to Bluegreen Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,734,455	*As adjusted balance at December 31, 2017	$433,654	$747	$274,366	$115,520	$43,021
—	Net income	77,682	—	—	68,173	9,509
	Member distribution to
—	non-controlling interest holder	(4,900)	—	—	—	(4,900)
—	Dividends to shareholders	(33,631)	—	—	(33,631)	—
74,734,455	Balance at September 30, 2018	$472,805	$747	$274,366	$150,062	$47,630

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
		*As Adjusted
Operating activities:
Net income	$77,682	$69,597
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	11,852	10,559
Loss on disposal of property and equipment	—	428
Provision for loan losses	35,866	32,066
Provision (benefit) for deferred income taxes	2,730	(5,669)
Changes in operating assets and liabilities:
Notes receivable	(48,492)	(29,526)
Prepaid expenses and other assets	(23,386)	(17,736)
Inventory	(23,405)	(30,707)
Accounts payable, accrued liabilities and other, and
deferred income	12,895	19,677
Net cash provided by operating activities	45,742	48,689

Investing activities:
Purchases of property and equipment	(24,347)	(9,380)
Net cash used in investing activities	(24,347)	(9,380)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	114,756	170,030
Payments on borrowings collateralized by notes receivable	(103,578)	(164,331)
Proceeds from borrowings collateralized
by line-of-credit facilities and notes payable	50,042	30,000
Payments under line-of-credit facilities and notes payable	(36,717)	(32,968)
Payments of debt issuance costs	(385)	(3,217)
Distributions to non-controlling interest	(4,900)	(3,920)
Dividends paid	(33,631)	(40,000)
Net cash used in financing activities	(14,413)	(44,406)
Net increase (decrease) in cash and cash equivalents
and restricted cash	6,982	(5,097)
Cash, cash equivalents and restricted cash at beginning of period	243,349	190,228
Cash, cash equivalents and restricted cash at end of period	$250,331	$185,131

* See Note 2 for summary of adjustments.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$22,437	$19,715
Income taxes paid	$22,856	$41,087

Supplemental schedule of non-cash investing and financing activities:
Acquisition of inventory, property, and equipment for notes payable	$24,258	$—

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  Organization and Basis of Presentation

Bluegreen Vacations Corporation is referred to in this report together with its consolidated subsidiaries as “Bluegreen Vacations,” “Bluegreen,” “the Company,” “we,” “us” and “our”. Bluegreen has prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring items necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other future interim or annual periods. The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2018.

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

Our Business

We are a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 216,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to approximately 11,100 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within our core demographic.

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

2. Significant Accounting Policies

Reclassification of Prior Period Presentation

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Revenue Recognition

Sales of VOIs.  Revenue is recognized for sales of VOIs after control of the VOI is deemed transferred to the customer, which is when the legal rescission period has expired on a binding executed VOI sales agreement and the collectability of the note receivable from the buyer, if any, is reasonably assured.  Transfer of control of the VOI to the buyer is deemed to occur when the legal rescission period expires as the risk and rewards associated with VOI ownership are transferred to the buyer at that time.  We record customer deposits from contracts within the legal rescission period in Restricted cash and Accrued liabilities and other in our Consolidated Balance Sheets as such amounts are refundable until the legal rescission period has expired.  In cases where construction and development of our developed resorts has not been substantially completed, we defer all of the revenues and associated expenses for the sales of VOIs until construction is substantially complete and the resort may be occupied.

We generally, offer qualified purchasers financing for up to 90% of the purchase price of VOIs.  The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments and may be prepaid without penalty.  For sales of VOIs for which we provide financing, we have reduced the transaction price for expected loan losses which we consider to be variable consideration. Our estimates of the variable consideration are based on the results of our static pool analysis, which relies on historical payment data for similar VOI notes receivable. Our policies regarding the estimation of variable consideration on our notes receivable are discussed in further detail under “Notes Receivable” below. VOI Sales where no financing was provided do not have any material significant payment terms.

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

Fee-based sales commission revenue.  Fee-based sales commission revenue is recognized when a sales transaction with a VOI purchaser is consummated in accordance with the terms of the fee-based sales agreement with the third-party developer, it is probable that a significant reversal of such revenue will not occur and the related consumer rescission period has expired.

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
•

Rental revenues are recognized on a daily basis which is consistent with the period for which the customer benefits from such service.    Revenue from the sampler program is typically recognized within a year from sale as guests complete stays at the resorts.

•	Mortgage servicing revenue is recognized over time as services are rendered.

Our cost of other fee-based services consists of the costs associated with the various activities described above, as well as developer subsidies and maintenance fees on our unsold VOIs.

Interest Income.  We provide financing for a significant portion of sales of our owned VOIs.  We recognize interest income from financing VOI sales on the accrual method as earned based on the outstanding principal balance, interest rate and terms stated in each individual financing agreement.  See “Notes Receivable” below for further discussion of the policies applicable to our VOI notes receivable.

Revenue disaggregated by category was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Sales of VOIs (1)	$70,698	$62,453	$195,412	$176,094
Fee-based sales commission revenue (2)	61,641	69,977	167,581	179,046
Resort and club management revenue (2)	25,744	23,170	75,257	67,857
Cost reimbursements (2)	16,900	14,097	47,157	40,660
Title fees (1)	3,491	2,373	9,355	10,927
Other revenue (2)	1,822	1,843	4,860	4,658
Revenue from customers	180,296	173,913	499,622	479,242
Interest income (1)	21,531	21,296	63,771	65,673
Other income, net	378	—	1,269	—
Total revenues	$202,205	$195,209	$564,662	$544,915

(1)	Included in our sales of VOIs and financing segment described in Note 11.
(2)	Included in our resort operations and club management segment described in Note 11.

Notes Receivable

Our notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and is not resumed until such loans are less than 90 days past due.  As of September 30, 2018 and December 31, 2017, $17.0 million and $12.9 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income.  After 120 days, our VOI notes receivable are generally written off against the allowance for loan losses.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” as subsequently amended (“ASU 2014-09”). ASU 2014-09 replaced numerous requirements in GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers.  The new standard specifies how and when to recognize revenue from contracts with customers by providing a principle-based framework and requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the new guidance on January 1, 2018 using the retrospective method and accordingly, prior period results have been adjusted to apply the new standard, as shown below.

We have elected to use the following practical expedients in connection with our adoption of ASU 2014-09:

•	We utilize the transaction price upon completion of the contract for certain contracts with customers.
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

•	We expense all marketing and sales costs as they are incurred.
•	We exclude all taxes assessed by a governmental authority that are imposed on a specified transaction concurrent with the closing thereof and are collected by us from a customer.

We do not believe that the use of these practical expedients materially impacted the unaudited consolidated financial statements and disclosures herein.

The following represents the impact of the adoption of ASU 2014-09 on our consolidated balance sheets as of December 31, 2017 and December 31, 2016 and our consolidated statements of income for the three and nine months ended September 30, 2017 and the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended September 30, 2017
	Prior to Adoption	New Revenue Standard Adjustment	As Adjusted
Income Statement:
Sales of VOIs	$61,687	$766	$62,453
Cost reimbursements	—	14,097	14,097
Cost reimbursements	—	14,097	14,097
Cost of VOIs sold	6,284	160	6,444
Selling, general and administrative expenses	114,637	297	114,934
Income before non-controlling interest and provision for income taxes	34,066	309	34,375
Provision for income taxes	12,520	64	12,584
Net income	21,546	245	21,791
Less: Net income attributable to non-controlling interest	3,110	141	3,251
Net income attributable to Bluegreen Vacations Corporation shareholders	$18,436	$104	$18,540
Basic and diluted earnings per share	$0.26	$—	$0.26

	For the Nine Months Ended September 30, 2017
	Prior to Adoption	New Revenue Standard Adjustment	As Adjusted
Income Statement:
Sales of VOIs	$172,839	$3,255	$176,094
Cost reimbursements	—	40,660	40,660
Cost reimbursements	—	40,660	40,660
Cost of VOIs sold	10,737	615	11,352
Selling, general and administrative expenses	311,402	855	312,257
Income before non-controlling interest and provision for income taxes	106,299	1,785	108,084
Provision for income taxes	37,844	643	38,487
Net income	68,455	1,142	69,597
Less: Net income attributable to non-controlling interest	9,398	20	9,418
Net income attributable to Bluegreen Vacations Corporation shareholders	$59,057	$1,122	$60,179
Basic and diluted earnings per share	$0.83	$0.02	$0.85

	As of and for the Year Ended December 31, 2017
	As Previously Reported	New Revenue Standard Adjustment	As Adjusted
Balance Sheet:
Notes receivable, net	$431,801	$(4,943)	$426,858
Deferred income	36,311	(19,418)	16,893
Deferred income taxes	83,628	5,338	88,966
Total shareholders' equity	$424,517	$9,137	$433,654

Income Statement:
Sales of VOIs	$239,662	$2,355	$242,017
Cost reimbursements	—	52,639	52,639
Cost reimbursements	—	52,639	52,639
Cost of VOIs sold	17,439	240	17,679
Selling, general and administrative expenses	420,746	453	421,199
Income before non-controlling interest and provision for income taxes	135,336	1,662	136,998
Provision (benefit) for income taxes	(2,974)	629	(2,345)
Net income	138,310	1,033	139,343
Less: Net income attributable to non-controlling interest	12,784	(24)	12,760
Net income attributable to Bluegreen Vacations Corporation shareholders	$125,526	$1,057	$126,583
Basic and diluted earnings per share	$1.76	$0.01	$1.77

	As of and for the Year Ended December 31, 2016
	As Previously Reported	New Revenue Standard Adjustment	As Adjusted
Balance Sheet:
Notes receivable, net	$430,480	$(4,680)	$425,800
Deferred income	37,015	(17,493)	19,522
Deferred income taxes	126,278	4,711	130,989
Total shareholders' equity	$290,208	$8,103	$298,311

Income Statement:
Sales of VOIs	$266,142	$7,732	$273,874
Cost reimbursements	—	49,557	49,557
Cost reimbursements	—	49,557	49,557
Cost of VOIs sold	27,346	1,483	28,829
Selling, general and administrative expenses	418,357	1,572	419,929
Income before non-controlling interest and provision for income taxes	124,948	4,676	129,624
Provision for income taxes	40,172	1,448	41,620
Net income	84,776	3,228	88,004
Less: Net income attributable to non-controlling interest	9,825	300	10,125
Net income attributable to Bluegreen Vacations Corporation shareholders	$74,951	$2,928	$77,879
Basic and diluted earnings per share	$1.06	$0.04	$1.10

On March 7, 2018, we filed our 2017 Annual Report which included in Item 8 – Note 2 to the consolidated financial statements the expected impacts to the reported results of the retrospective adjustments to our financial statements for the years ended December 31, 2017 and 2016 due to the adoption of ASU 2014-09.  Subsequent to the March 7, 2018 filing date, we revised our calculation of the expected impact of the retrospective adoption of this standard, and the amounts included in the above tables reflect these revisions.  Adoption of the standard related to revenue recognition did not impact our consolidated cash flow statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations – Clarifying the Definition of a Business,” which is intended to clarify the determination of whether a company has acquired or sold a business.  The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidations, and the standard aims to help entities determine whether transactions should be accounted for as acquisitions or disposals of assets or businesses.  The standard is expected to result in more acquisitions being accounted for as asset purchases instead of business combinations.  The guidance became effective for fiscal years beginning after December 15, 2017.  We adopted this standard on January 1, 2018 using the prospective transition method.  The adoption of this standard resulted in our acquisition of Éilan Hotel & Spa in April 2018 being accounted for as an asset acquisition and consequently, all transaction costs were capitalized as part of the assets acquired.

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 amended ASC Topic 740, “Income Taxes” (“ASC 740”), for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), related to the application of ASC 740 in the reporting period in which the U.S. Tax Cuts and Jobs Act (the “Tax Cuts and Jobs Act”) was signed into law. Our adoption of ASU 2018-05 as of March 31, 2018 had no impact on our accounting for income taxes for the nine months ended September 30, 2018. See Note 9 for additional information regarding the accounting for income taxes for the Tax Cuts and Jobs Act.

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to our operations which have not been adopted as of September 30, 2018:

“ASU 2016-02” – “Leases (Topic 842)”, as subsequently amended by ASU 2018-01 and ASU 2018-11. This standard will require assets and liabilities to be recognized on the balance sheet of a lessee for the rights and obligations created by leases of assets with terms of more than 12 months. For income statement purposes, the standard retained a dual model which requires leases to be classified as either operating or finance based on largely similar criteria to those applied in current lease accounting, but without explicit bright lines. This standard also requires extensive quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases.

This standard, which will be effective for us on January 1, 2019, permits two methods of adoption: a modified retrospective transition method or an optional transition method. The modified retrospective transition method applies the standard’s transition guidance as of the beginning of the earliest comparable period presented in an entity’s financial statements, which results in financial statements for current periods that are comparable to the financial statements for the prior periods presented. The optional transition method applies the transition guidance on the date of adoption with a cumulative-effect adjustment to the opening balance of retained earnings. Under this transition method, comparable periods in an entity’s financial statements in the year of adoption would continue to be reported in accordance with Topic 840, including the disclosures of Topic 840.

We expect that the implementation of this new standard will have a material impact on our consolidated financial statements and related disclosures as we had aggregate future minimum lease payments of $40.2 million at September 30, 2018 under our current non-cancelable lease agreements with various expirations dates between 2018 and 2056. We anticipate the recognition of additional assets and corresponding liabilities related to these leases on our consolidated balance sheets.

We anticipate adopting the standard on January 1, 2019 under the optional transition method and, accordingly, will not apply the new guidance in comparable periods presented in our financial statements in the year of adoption. We anticipate electing certain practical expedients available under the transition guidance within the standard, including the package of practical expedients which would allow us to not have to reassess under the new standard prior conclusions about lease identification, classification, and initial direct costs. We also expect to make accounting policy elections by class of underlying asset (i) to not apply the recognition requirements of this standard to leases which qualify with a term of twelve months or less and (ii) to not separate non-lease components from lease components. If the election is made to not separate non-lease components from lease components,  each separate lease component and non-lease component associated with that lease component will instead be accounted for as a single lease component for lease classification, recognition, and measurement purposes.

We are currently in the process of evaluating our existing lease portfolio, including accumulating all of the necessary information required to properly account for leases under this standard. Other significant implementation matters include assessing the impact on our internal control over financial reporting and documenting and implementing new processes for accounting for our lease agreements.

ASU No. 2016-13 – “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”). This standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and will expand the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating its allowance for loan losses. In addition, the standard will require entities to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard will be effective for us on January 1, 2020. Early adoption is permitted beginning on January 1, 2019. We are currently evaluating the impact that adopting ASU 2016-13 may have on our consolidated financial statements.

3.  Notes Receivable

The table below provides information relating to our notes receivable and our allowance for loan losses as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	As of
	September 30,	December 31,
	2018	2017
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$167,717	$184,971
VOI notes receivable - securitized	399,080	364,349
	566,797	549,320
Allowance for loan losses - non-securitized	(37,341)	(38,497)
Allowance for loan losses - securitized	(90,859)	(85,161)
VOI notes receivable, net	$438,597	$425,662
Allowance as a % of VOI notes receivable	23%	23%

Notes receivable secured by homesites: (1)
Homesite notes receivable	986	1,329
Allowance for loan losses	(99)	(133)
Homesite notes receivable, net	$887	$1,196
Allowance as a % of homesite notes receivable	10%	10%
Total notes receivable:
Gross notes receivable	$567,783	$550,649
Allowance for loan losses	(128,299)	(123,791)
Notes receivable, net	$439,484	$426,858
Allowance as a % of gross notes receivable	23%	22%

(1)	Notes receivable secured by homesites were originated through a business, substantially all the assets of which were sold by us in 2012.

The weighted-average interest rate on our notes receivable was 15.1% and 15.3% at September 30, 2018 and December 31, 2017, respectively.  All of our VOI loans bear interest at fixed rates.  The weighted-average interest rate charged on our notes receivable secured by VOIs was 15.2% and 15.3% at September 30, 2018 and December 31, 2017, respectively.

Credit Quality for Financed Receivables and the Allowance for Loan Losses

The activity in our allowance for loan losses (including with respect to our homesite notes receivable) was as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2018	2017
Balance, beginning of period	$123,791	$120,270
Provision for loan losses	35,866	32,066
Less: Write-offs of uncollectible receivables	(31,358)	(31,581)
Balance, end of period	$128,299	$120,755

We monitor the credit quality of our receivables on an ongoing basis.  We hold large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables as there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties.  In estimating future credit losses, management does not use a single primary indicator of credit quality but instead evaluates our VOI notes receivable based upon a static pool analysis that incorporates the age  of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

The percentage of gross notes receivable outstanding by FICO score at origination, were as follows:

	As of
	September 30,	December 31,
	2018	2017
FICO Score
700+	56.00%	54.00%
600-699	40.00	41.00
<600	3.00	3.00
No Score (1)	1.00	2.00
Total	100.00%	100.00%

(1)	VOI notes receivable without a FICO score are primarily related to foreign borrowers.

The following table shows the delinquency status of our VOI notes receivable as of September 30, 2018 and December 31, 2017 (in thousands):

	As of
	September 30,	December 31,
	2018	2017
Current	$539,836	$525,482
31-60 days	5,462	6,088
61-90 days	4,531	4,897
Over 91 days (1)	16,968	12,853
Total	$566,797	$549,320

(1)

Includes $11.6 million and $7.6 million as of September 30, 2018 and December 31, 2017, respectively, related to VOI notes receivable that, as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

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

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of September 30, 2018, we were in compliance with all material terms under our securitization transactions, and no trigger events had occurred.

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

Under the terms of certain of our VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest.  Our voluntary repurchases and substitutions of defaulted notes during the nine months ended September 30, 2018 and 2017 were $4.4 million and $7.4 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of
	September 30,	December 31,
	2018	2017

Restricted cash	$17,081	$19,488
Securitized notes receivable, net	308,221	279,188
Receivable backed notes payable - non-recourse	335,680	336,421

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

5.  Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	September 30,	December 31,
	2018	2017

Completed VOI units	$232,205	$194,503
Construction-in-progress	20,965	22,334
Real estate held for future development	72,362	64,454
Total	$325,532	$281,291

The interest expense reflected in our unaudited Consolidated Statements of Income and Comprehensive Income is net of capitalized interest. Interest capitalized to VOI inventory was $1.0 million and $1.1 million at September 30, 2018 and December 31, 2017, respectively.

6.  Debt

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders.  Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of September 30, 2018 and December 31, 2017, was as follows (dollars in thousands):

	As of
	September 30, 2018			December 31, 2017
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

2013 Notes Payable	$33,750	5.50%	$33,662	$46,500	5.50%	$29,403
Pacific Western Term Loan	—	—	—	2,715	6.72%	9,884
Fifth Third Bank Note Payable	3,895	5.08%	7,937	4,080	4.36%	8,071
NBA Line of Credit	—	—	—	5,089	4.75%	15,260
NBA Éilan Loan	24,258	5.35%	34,539	—	—	—
Fifth Third Syndicated LOC	55,000	4.99%	87,785	20,000	4.27%	75,662
Fifth Third Syndicated Term	22,813	5.04%	26,702	23,750	4.32%	23,960
Unamortized debt issuance costs	(1,882)	—	—	(1,940)	—	—
Total	$137,834		$190,625	$100,194		$162,240

Pacific Western Term Loan.  We had a non-revolving term loan (the “Pacific Western Term Loan”) with Pacific Western Bank, as successor-by-merger to CapitalSource Bank, secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort. During the quarter ended September 30, 2018, we repaid in full the then outstanding balance of the Pacific Western Term Loan.

NBA Line of Credit.  Bluegreen/Big Cedar Vacations had a revolving line of credit (the “NBA Line of Credit”) with the National Bank of Arizona (“NBA”) with a borrowing limit of $20.0 million. The NBA Line of Credit provided for a revolving advance period expiring in September 2020 and maturity in March 2025 and was secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacations’ The Cliffs at Long Creek Resort. Interest payments were paid monthly. Principal payments were effected through release payments upon sales of VOIs in The Cliffs at Long Creek Resort that served as collateral for the NBA Line of Credit, subject to mandatory principal reductions. During the quarter ended September 30,

2018, we repaid in full the then outstanding balance of the NBA Line of Credit. In connection with such repayment, availability under the NBA Receivables Facility described below was increased by $20.0 million and there is no further availability under this line.

NBA Éilan Loan.  On April 17, 2018, we purchased the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million.  In connection with the acquisition, we entered into a non-revolving acquisition loan (the “NBA Éilan Loan”) with NBA.  The NBA Éilan Loan provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and up to an additional $3.2 million which may be drawn upon to fund certain future improvement costs over a 12-month advance period. Principal payments will be effected through release payments from sales of VOIs at Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one month LIBOR plus 3.25%, subject to a floor of 4.75%.  As of September 30, 2018, there was $24.3 million outstanding on the NBA Éilan Loan.

Except as described above, there were no new debt issuances or significant changes related to the above listed lines-of-credit or notes payable during the nine months ended September 30, 2018.  See Note 8 to our Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K for additional information regarding our other lines-of-credit and notes payable listed above.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of
	September 30, 2018			December 31, 2017
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility	$40,392	5.00%	$48,589	$24,990	5.00%	$30,472
NBA Receivables Facility	40,297	4.83%	53,695	44,414	4.10%	53,730
Pacific Western Facility	17,081	5.84%	21,586	15,293	6.00%	19,516
Total	97,770		123,870	84,697		103,718

Receivable-backed notes payable - non-recourse:
KeyBank/DZ Purchase Facility	$49,733	5.01%	$62,164	$16,144	4.31%	$19,866
Quorum Purchase Facility	39,739	4.75-5.50%	44,907	16,771	4.75-6.90%	18,659
2012 Term Securitization	16,978	2.94%	19,593	23,227	2.94%	25,986
2013 Term Securitization	29,814	3.20%	32,288	37,163	3.20%	39,510
2015 Term Securitization	47,624	3.02%	51,430	58,498	3.02%	61,705
2016 Term Securitization	68,155	3.35%	76,206	83,142	3.35%	91,348
2017 Term Securitization	88,632	3.12%	100,847	107,624	3.12%	119,582
Unamortized debt issuance costs	(4,995)	---	—	(6,148)	---	—
Total	335,680		387,435	336,421		376,656
Total receivable-backed debt	$433,450		$511,305	$421,118		$480,374

Except as described below, there were no new debt issuances or significant changes related to the above listed facilities during the nine months ended September 30, 2018.

Liberty Bank Facility.  We have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period. On March 12, 2018, the Liberty Bank Facility was amended and restated to extend the revolving credit period from March 2018 to March 2020, extend the maturity date from November 2020 until March 2023, and amend the interest rate on borrowings as described below. Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Timeshare Loans assigned to agent, during the revolving credit period of the facility. Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility. Through March 31, 2018, borrowings under the Liberty Bank Facility bore interest at the Wall Street Journal (“WSJ”) Prime Rate plus 0.50% per annum, subject to a 4.00% floor.  Pursuant to the March 2018 amendment to the Liberty Bank Facility, effective April 1, 2018, all borrowings outstanding under the facility bear interest at an annual rate equal to the WSJ Prime Rate, subject to a 4.00% floor. Principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity, subject to the terms of the facility.

NBA Receivables Facility.   Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”). The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during a revolving credit period expiring in September 2020 and allows for maximum borrowings of up to $70.0 million (inclusive of the $20.0 million increase in availability described above). The maturity date for the facility is March 2025.  The interest rate applicable to future borrowings under the NBA Receivables Facility is equal to the 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%). All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining balance being due by maturity, subject to the terms of the facility.

Pacific Western Facility.  We have a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million, subject to eligible collateral and customary terms and conditions. On August 15, 2018, the Pacific Western Facility was amended to extend the revolving advance period from September 2018 to September 2021 and the maturity date from September 2021 until September 2024 (in each case, subject to an additional 12-month extension at the option of Pacific Western Bank). Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. In addition, pursuant to the August 2018 amendment, effective September 21, 2018, all borrowings outstanding under the Pacific Western Facility bear interest at an annual rate equal to 30-day LIBOR plus 3.00%; provided, however, that a portion of the borrowings, to the extent such borrowings are in excess of established debt minimums, will bear interest at 30-day LIBOR plus 2.75%. Until September 21, 2018, borrowings under the Pacific Western Facility continued to bear interest at the then prevailing interest rates under the facility, which ranged from 30-day LIBOR plus 3.50% to 4.50%.  Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance being due by maturity, subject to the terms of the facility.

Quorum Purchase Facility.   We and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On April 6, 2018, the Quorum Purchase Facility was amended to extend the revolving purchase period from June 30, 2018 to June 30, 2020, and provide for a fixed interest rate of 4.95% per annum on advances made through September 30, 2018. The interest rate on advances made after September 30, 2018 will be set at the time of funding based on rates mutually agreed upon by all parties. The amendment also reduced the loan purchase fee applicable to advances from 0.50% to 0.25% and extended the maturity of the Quorum Purchase Facility from December 2030 to December 2032. Of the amounts outstanding under the Quorum Purchase Facility at September 30, 2018, $5.0 million accrues interest at a rate per annum of 4.75%,  $29.9 million accrues interest at a rate per annum of 4.95%,  $2.7 million accrues interest at a rate per annum of 5.0%, and $2.1 million accrues interest at a rate per annum of 5.50%. The Quorum

Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however, Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

See Note 8 to our Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K for additional information regarding our other receivable-backed notes payable facilities listed above.

2018-A Term Securitization.  In October 2018, we completed the 2018-A Term Securitization,  a private offering and sale of approximately $117.7 million of investment-grade, VOI receivable-backed notes (the "Notes"), including approximately  $49.8 million of Class A Notes, approximately $33.1 million of Class B Notes and approximately $34.8 million of Class C Notes with interest rates of 3.77%,  3.95% and 4.44%, respectively, which blends to an overall weighted average interest rate of approximately 4.02%. The gross advance rate for this transaction was 87.2%. The Notes mature in February 2034. KeyBanc Capital Markets Inc. (“KeyCM”) and Barclays Capital Inc. acted as joint bookrunners and co-lead managers and were the initial purchasers of the Notes. KeyCM also acted as structuring agent for the transaction.

The amount of the VOI notes receivables sold or to be sold to BXG Receivables Note Trust 2018-A (the “Trust”) is approximately $135.0 million, approximately $109.0 million of which was sold to the Trust at closing and approximately $26.0 million of which is expected to be sold to the Trust prior to February 25, 2019. The gross proceeds of such sales to the Trust are anticipated to be approximately $117.7 million. A portion of the proceeds received at the closing was used to: repay KeyBank National Association (“KeyBank”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (“DZ Bank”) approximately $49.2 million, representing all amounts outstanding (including accrued interest) under our existing purchase facility with KeyBank and DZ Bank (the "KeyBank/DZ Purchase Facility"); repay Liberty Bank approximately $20.4 million under our existing Liberty Bank Facility; repay Pacific Western Bank approximately $7.1 million under our existing Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the proceeds from the 2018-A Term Securitization are expected to be used by us for general corporate purposes. As a result of the facility repayments described above, following the closing of the 2018-A Term Securitization, (i) there were no amounts outstanding under the KeyBank/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2019, (ii) there was approximately $19.1 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $50.0 million on a revolving basis through March 12, 2020, and (iii) there was approximately $9.6 million outstanding under the Pacific Western Bank Facility, which permits maximum outstanding receivable-backed borrowings of $40.0 million on a revolving basis through September 20, 2021, in each case, subject to eligible collateral and the other terms and conditions of each facility, respectively. Thus, subject to the foregoing approximately $76.7 million in the aggregate was available under the KeyBank/DZ Purchase Facility, Liberty Bank Facility and Pacific Western Facility as a result of the repayments.

Further, subject to performance of the collateral, we will receive any excess cash flows generated by the receivables transferred under the 2018-A Term Securitization (meaning excess cash after payments of customary fees, interest, and principal under the 2018-A Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

While ownership of the VOI receivables included in the 2018-A Term Securitization is transferred and sold for legal purposes, the transfer of these VOI notes receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of the transaction.

Junior Subordinated Debentures

Financial data relating to our junior subordinated debentures are as follows (dollars in thousands):

Trust	Carrying Value as of September 30, 2018 (1)	Initial Equity In Trust (2)	Issue Date	Interest Rate	Interest Rate at September 30, 2018	Maturity Date	Carrying Value as of December 31, 2017 (1)

BST I	$14,862	$696	3/15/2005	3-month LIBOR + 4.90%	7.24%	3/30/2035	$14,703
BST II	16,648	774	5/4/2005	3-month LIBOR + 4.85%	7.19%	7/30/2035	16,472
BST III	6,739	310	5/10/2005	3-month LIBOR + 4.85%	7.19%	7/30/2035	6,670
BST IV	9,909	464	4/24/2006	3-month LIBOR + 4.85%	7.19%	6/30/2036	9,802
BST V	9,909	464	7/21/2006	3-month LIBOR + 4.85%	7.19%	9/30/2036	9,802
BST VI	13,080	619	2/26/2007	3-month LIBOR + 4.80%	7.14%	4/30/2037	12,935
	$71,147	$3,327					$70,384

(1)	Amounts include purchase accounting adjustments which reduced the total carrying value by $39.7 million and $40.4 million as of September 30, 2018 and December 31, 2017, respectively.
(2)	Initial Equity in Trust is recorded as part of other assets in the unaudited Consolidated Balance Sheets.

As of September 30, 2018, we were in compliance with all financial debt covenants under our debt instruments. As of September 30, 2018, we had availability of approximately $122.8 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$195,439	$195,439	$197,337	$197,337
Restricted cash	54,892	54,892	46,012	46,012
Notes receivable, net	439,484	542,000	426,858	525,000
Lines-of-credit, notes payable, and receivable-
backed notes payable	571,284	572,964	521,312	529,400
Junior subordinated debentures	71,147	93,000	70,384	88,500

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

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in the unaudited Consolidated Balance Sheets for our lines of credit, notes payable, and receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates.  The fair value of our fixed-rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt.  These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

Junior subordinated debentures. The fair value of our junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

8.  Commitments and Contingencies

In lieu of paying maintenance fees for unsold VOI inventory, we provide subsidies to certain HOAs to provide funds to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. During the nine months ended September 30, 2018 and 2017, we made payments related to such subsidies of $2.2 million and $1.7 million, respectively.  As of September 30, 2018, we were providing subsidies to ten HOAs and had $6.2 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited Consolidated Balance Sheet as of such date herein. As of December 31, 2017, we had no accrued liabilities for such subsidies.

In September 2017, we entered into an agreement with a former executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling approximately $2.9 million through March 2019. As of September 30, 2018, $1.2 million remained payable under this agreement. Also, during the second half of 2017, we commenced an initiative designed to streamline our operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance accrued as of December 31, 2017 and $0.4 million accrued as of September 30, 2018. Such amounts are included in accrued liabilities and other in the unaudited Consolidated Balance Sheets herein.

In March 2018, our Compensation Committee approved in principle the material terms of an Executive Leadership Incentive Plan (the “ELIP”), which provides for the grant of cash-settled performance units (“Performance Units”) and cash-settled stock appreciation rights (“SARs”) to participants in the ELIP.  It is contemplated that each participant will be granted award opportunities representing a percentage of his or her base salary (the “Target LTI”).  In the case of certain of our executive officers, the award will be divided 30% to SARs and 70% to Performance Units.  For other participants, including certain of our senior vice presidents, certain vice presidents and certain other employees, the award will be 100% in Performance Units.

Performance Units will represent the right of the recipient to receive a cash payment based on the achievement of levels of EBITDA and return on invested capital (“ROIC”) during a two-year period.  SARs granted under the ELIP, upon exercise after vesting, will entitle the holder to a cash payment in an amount equal to the excess of the market price of our common stock on the date of exercise over the exercise price of the SAR.  The SARs will vest in equal annual installments on the first, second and third anniversary of the date of grant and have a five-year term. In March 2018, our Compensation Committee approved grants of 639,643 SARs at an exercise price of $19.72 per share to certain of our officers, as well as Performance Units to receive up to approximately $7.4 million in 2020, depending on actual results from the two years ending December 31, 2019. As of September 30, 2018, we had $3.7 million accrued for the ELIP included in accrued liabilities and other in the unaudited Consolidated Balance Sheet.

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

Management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur.  In certain matters, management is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss.  Frequently in these matters, the claims are broad, and the plaintiffs have not quantified or factually supported their claim.

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

On January 4, 2018, Gordon Siu, individually and on behalf of all others similarly situated, filed a lawsuit against BVU and Choice Hotels International, Inc. which asserted claims for alleged violations of California law that relates to the recording of telephone conversations with consumers. Plaintiff alleges that after staying at a Choice Hotels resort, defendants placed a telemarketing call to plaintiff to sell the Choice Hotels customer loyalty program and a vacation package at a Choice hotel via the Bluegreen Getaways vacation package program.  Plaintiff alleges that he was not timely informed that the phone conversation was being recorded and is seeking certification of a class comprised of other persons recorded on calls without their consent within one year before the filing of the original complaint.  After BVU moved to dismiss the complaint, plaintiff amended his complaint to dismiss one of the two causes of action in the original complaint on the basis that that particular statute only concerns land line phones. Plaintiff and Choice agreed to a confidential settlement and Choice has been dismissed from this lawsuit. Plaintiff seeks money damages and injunctive relief.  We believe the lawsuit is without merit and intend to vigorously defend the action.

On May 3, 2018, Katja Anderson and George Galloway, individually and on behalf of all other persons similarly situated, filed a lawsuit against us which asserted violations of the Telephone Consumer Practices Act. The plaintiffs claimed that they received multiple telemarketing calls in the spring of 2015 despite their requests not to be called. Plaintiffs sought certification of a class of individuals in the United States who received more than one telephone call made by us or on our behalf within a 12-month period; to a telephone number that was registered with the National Do Not Call Registry for at least 30 days. Plaintiffs sought money damages, attorneys’ fees and a court order requiring us to cease all unsolicited telephone calling activities. We moved to dismiss the lawsuit and, on August 13, 2018, this case was dismissed without prejudice.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that we failed to disclose the identity of the seller of real property at the beginning of its initial contact with the purchaser; that we misrepresented who the seller of the real property was; that we misrepresented the buyer’s right to cancel; that we included an illegal attorney’s fee provision in the sales document(s); that we offered an illegal “today only” incentive to purchase; and that we utilize an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from us one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action.

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from attorneys and timeshare exit companies purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these attorneys and timeshare exit companies have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 8.4% in 2018. We also estimate that approximately 16.8% of the total delinquencies on our VOI notes receivable as of September 30, 2018 related to VOI notes receivable subject to these letters. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners.

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through certain other means. As of September 30, 2018, we were selling vacation packages in 69 of Bass Pro’s stores.  We compensate Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the nine months ended September 30, 2018 and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14% and 15%, respectively, of our VOI sales volume. On October 9, 2017, Bass Pro advised us that it believed the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. We previously had informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and

June 2017 totaled approximately $4.8 million. While we believed and continue to believe that these adjustments were appropriate and consistent with both the terms and the intent of the agreements with Bass Pro, in October 2017, in order to demonstrate our good faith, we paid the amount at issue to Bass Pro pending future resolution of the matter. We have continued to make payments to Bass Pro as we believe appropriate and consistent with the agreements, which continue to be adjusted for defaults and Bass Pro has accepted these payments as historically calculated. Subsequently, and again more recently, Bass Pro has raised issues regarding adjustments for defaults and requested additional information regarding the calculation of commissions payable to Bass Pro and other amounts payable under the agreements, including reimbursements paid to us, as well as regarding the operations at Bluegreen/Big Cedar Vacations. We do not believe that the issues raised by Bass Pro have impacted current operations under the marketing agreement or relative to Bluegreen/Big Cedar Vacations.  We have formally responded to Bass Pro with our view on these matters and intend to provide Bass Pro with all appropriately requested information. Our agreements with Bass Pro provide that in the event of any dispute the CEOs of the companies will meet to work toward a resolution of the issues or disagreements between the parties. Accordingly, it is anticipated that such process will be followed in good faith and that the parties will appropriately resolve any issues. While we do not believe that any material additional amounts are due to Bass Pro as a result of these matters, our future results may be impacted by any change in the calculations utilized in connection with payments or reimbursements required under the agreements or if we are unable to resolve the issue.

9.  Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014 for federal returns and 2012 for state returns.

Our effective income tax rate was approximately 27% and 39% during the nine months ended September 30, 2018 and 2017, respectively.  On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. In addition to changes or limitations to certain tax deductions, the Tax Cuts and Jobs Act permanently lowers the corporate tax rate to 21% from the previous maximum rate of 35%, effective for tax years commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, we were required by GAAP to revalue our deferred tax assets and liabilities as of the date of enactment and to account for the resulting tax effects in continuing operations in the reporting period of enactment.  We recorded a one-time, after tax benefit of approximately $47.7 million during the fourth quarter of 2017 based on the revaluation of our net deferred tax liability.  The impact of the Tax Cuts and Jobs Act may differ, possibly materially, from the provisional amounts recorded due to among other things, additional analysis, changes in interpretations and assumptions made by us, and additional regulatory guidance that may be issued.  Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118 and ASU 2018-05.  We expect to complete our analysis prior to the end of 2018.

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

We are party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BBX Capital and its other subsidiaries pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns.  Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer.  If any tax attributes of one party to the agreement are used by another party to the agreement to offset such other party’s tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  We paid BBX Capital or its affiliated entities $7.1 million and $13.9 million during the three months ended September 30, 2018, and 2017, respectively, and $21.0 million and $39.3 million during the nine months ended September 30, 2018 and 2017, respectively, pursuant to this Agreement.

As of September 30, 2018, we did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

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

In April 2015, pursuant to a Loan Agreement and Promissory Note, one of our wholly owned subsidiaries provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us or our subsidiaries to remain in compliance with covenants under outstanding indebtedness. During both the three months ended September 30, 2018 and 2017, respectively, we recognized $1.2 million of interest income on the loan to BBX Capital.   During the nine months ended September 30, 2018 and 2017, we recognized $3.6 million and $5.2 million, respectively, of interest income on the loan to BBX Capital.

We paid or reimbursed BBX Capital or its affiliated entities $0.6 million and $1.2 million during the three and nine months ended September 30, 2018, respectively, and $0.3 and $1.2 million during the three and nine months ended September 30, 2017, respectively, for management advisory, risk management, administrative and other services. We accrued $0.2 million and $0.1 million for the services described above as of September 30, 2018 and December 31, 2017, respectively.  BBX Capital or its affiliates paid or reimbursed us $0.1 million and $0.4 million during the three and nine months ended September 30, 2018, respectively, and $0.1 million during both the three and nine months ended September 30, 2017, for other shared services.  As of September 30, 2018 and December 31, 2017, $0.1 million and $0.2 million, respectively, was due to us from BBX Capital for these services.

During the nine months ended September 30, 2018, we paid $0.6 million for the acquisition of VOI inventory from a company whose President is the son of David L. Pontius, our Executive Vice President and Chief Operating Officer.

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

Our sales of VOIs and financing segment includes our marketing and sales activities related to the VOIs that we own, including VOIs we acquire under just-in-time and secondary market inventory arrangements, our sale of VOIs through fee-based-service arrangements with third-party developers, our consumer financing activities in connection with sales of VOIs that we own, and our title services operations through a wholly-owned subsidiary.

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

The table below sets forth our segment information for the three months ended September 30, 2018 (in thousands):

Revenues:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$70,698	$—	$—	$—	$70,698
Fee-based sales commission revenue	61,641	—	—	—	61,641
Other fee-based services revenue	3,491	27,566	—	—	31,057
Cost reimbursements	—	16,900	—	—	16,900
Mortgage servicing revenue	1,454	—	—	(1,454)	—
Interest income	20,009	—	1,522	—	21,531
Other income, net	—	—	378	—	378
Total revenues	157,293	44,466	1,900	(1,454)	202,205

Costs and expenses:

Cost of VOIs sold	11,237	—	—	—	11,237
Net carrying cost of VOI inventory	2,908	—	—	(2,908)	—
Cost of other fee-based services	1,227	15,802	—	2,908	19,937
Cost reimbursements	—	16,900	—	—	16,900
Selling, general and administrative expenses	92,180	—	20,262	(35)	112,407
Mortgage servicing expense	1,419	—	—	(1,419)	—
Interest expense	5,001	—	4,207	—	9,208
Total costs and expenses	113,972	32,702	24,469	(1,454)	169,689
Income (loss) before non-controlling interest and provision for income taxes	$43,321	$11,764	$(22,569)	$—	$32,516

Add: Depreciation and amortization	1,606	450
Segment Adjusted EBITDA (1)	$44,927	$12,214

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the three months ended September 30, 2017 (in thousands):

Revenues:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total * As Adjusted

Sales of VOIs	$62,453	$—	$—	$—	$62,453
Fee-based sales commission revenue	69,977	—	—	—	69,977
Other fee-based services revenue	2,373	25,013	—	—	27,386
Cost reimbursements	—	14,097	—	—	14,097
Mortgage servicing revenue	1,366	—	—	(1,366)	—
Interest income	19,908	—	1,388	—	21,296
Total revenues	156,077	39,110	1,388	(1,366)	195,209

Costs and expenses:

Cost of VOIs sold	6,444	—	—	—	6,444
Net carrying cost of VOI inventory	837	—	—	(837)	—
Cost of other fee-based services	1,252	15,093	—	837	17,182
Cost reimbursements	—	14,097	—	—	14,097
Selling, general and administrative expenses	97,578	—	17,363	(7)	114,934
Mortgage servicing expense	1,359	—	—	(1,359)	—
Interest expense	4,514	—	3,544	—	8,058
Other expense, net	—	—	119	—	119
Total costs and expenses	111,984	29,190	21,026	(1,366)	160,834
Income (loss) before non-controlling interest and provision for income taxes	$44,093	$9,920	$(19,638)	$—	$34,375

Add: Depreciation and amortization	1,586	374
Add: Restructuring Costs	3,087	—
Segment Adjusted EBITDA (1)	$48,766	$10,294

* See Note 2 for summary of adjustments.

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the nine months ended September 30, 2018 (in thousands):

Revenues:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$195,412	$—	$—	$—	$195,412
Fee-based sales commission revenue	167,581	—	—	—	167,581
Other fee-based services revenue	9,355	80,117	—	—	89,472
Cost reimbursements	—	47,157	—	—	47,157
Mortgage servicing revenue	4,369	—	—	(4,369)	—
Interest income	59,281	—	4,490	—	63,771
Other income, net	—	—	1,269	—	1,269
Total revenues	435,998	127,274	5,759	(4,369)	564,662

Costs and expenses:

Cost of VOIs sold	19,838	—	—	—	19,838
Net carrying cost of VOI inventory	7,075	—	—	(7,075)	—
Cost of other fee-based services	3,584	43,324	—	7,075	53,983
Cost reimbursements	—	47,157	—	—	47,157
Selling, general and administrative expenses	254,830	—	60,723	(18)	315,535
Mortgage servicing expense	4,351	—	—	(4,351)	—
Interest expense	14,334	—	11,136	—	25,470
Total costs and expenses	304,012	90,481	71,859	(4,369)	461,983
Income (loss) before non-controlling interest and provision for income taxes	$131,986	$36,793	$(66,100)	$—	$102,679

Add: Depreciation and amortization	4,922	1,248
Segment Adjusted EBITDA (1)	$136,908	$38,041

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the nine months ended September 30, 2017 (in thousands):

Revenues:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total * As Adjusted

Sales of VOIs	$176,094	$—	$—	$—	$176,094
Fee-based sales commission revenue	179,046	—	—	—	179,046
Other fee-based services revenue	10,927	72,515	—	—	83,442
Cost reimbursements	—	40,660	—	—	40,660
Mortgage servicing revenue	3,783	—	—	(3,783)	—
Interest income	59,929	—	5,744	—	65,673
Total revenues	429,779	113,175	5,744	(3,783)	544,915

Costs and expenses:

Cost of VOIs sold	11,352	—	—	—	11,352
Net carrying cost of VOI inventory	3,219	—	—	(3,219)	—
Cost of other fee-based services	3,678	41,766	—	3,219	48,663
Cost reimbursements	—	40,660	—	—	40,660
Selling, general and administrative expenses	264,601	—	47,323	333	312,257
Mortgage servicing expense	4,116	—	—	(4,116)	—
Interest expense	13,364	—	10,415	—	23,779
Other expense, net	—	—	120	—	120
Total costs and expenses	300,330	82,426	57,858	(3,783)	436,831
Income (loss) before non-controlling interest and provision for income taxes	$129,449	$30,749	$(52,114)	$—	$108,084

Add: Depreciation and amortization	4,600	1,179
Add: Restructuring Costs	3,087	—
Segment Adjusted EBITDA (1)	$137,136	$31,928

* See Note 2 for summary of adjustments.

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

12.  Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued.  As of such date, there were no subsequent events identified that required recognition or disclosure other than as disclosed in the footnotes herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017.

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

•

adverse changes to, or interruptions in, business relationships, including the expiration or termination of, or disputes in connection with, our management contracts, exchange networks or other strategic alliances;

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

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry;

•	our ability to successfully implement our growth strategy or maintain or expand our capital light business relationships or activities;

•	our ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives;

•	risks associated with, and the impact of, regulatory examinations or audits of our operations, and the costs associated with regulatory compliance;

•	our customers’ compliance with their payment obligations under financing provided by us, and the impact of defaults on our operating results and liquidity position;

•	the ratings of third-party rating agencies, including the impact of any downgrade on our ability to obtain, renew or extend credit facilities, or otherwise raise funds;

•

changes in our business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact our revenue, operating results and financial condition, and such expenses as well as our investments in new and expanded sales offices may not achieve the desired benefits;

•	the impact of the resale market for VOIs on our business, operating results and financial condition;

•

risks associated with our relationships with third-party developers, including that third-party developers who provide VOIs to be sold by us pursuant to fee-based services or just-in-time arrangements may not provide VOIs when planned and that third-party developers may not fulfill their obligations to us or to the HOAs that maintain the resorts they developed;

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

•

the updating of, and developments with respect to, technology, including the cost involved in updating our technology and the impact that any failure to keep pace with developments in technology could have on our operations or competitive position and our information technology expenditures may not result in the expected benefits;

•

the impact on our consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards, including the new standard for accounting for leases which we expect to adopt on January 1, 2019;

•	the calculation of payments and reimbursements due under our marketing agreement with Bass Pro and the parties’ ability to resolve the issue;

•	uncertainty associated with the Tax Cuts and Jobs Act and the impact it may have on our future results; and

•	the risk that the impact of the hurricanes may be materially different than estimated and we may not have achieved the assumed sales.

•

other risks and uncertainties inherent to our business, the vacation ownership industry and the ownership of our common stock, including those discussed in the “Risk Factors” section of, and elsewhere in, our Annual Report on Form 10-K for the year ended December 31, 2017.

We caution that the foregoing factors are not exclusive. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements above and elsewhere in this Quarterly Report on Form 10-Q. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This Quarterly Report on Form 10-Q also contains information regarding our past performance, and the reader should note that prior or current performance is not a guarantee or indication of future performance.

Terms Used in this Quarterly Report on Form 10-Q

Except as otherwise noted or where the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Bluegreen Vacations,” “Bluegreen,” “the Company,” “we,” “us” or “our” refer to Bluegreen Vacations Corporation, together with its consolidated subsidiaries.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussions of terms that are not recognized terms under generally accepted accounting principles in the United States (“GAAP”), and financial measures that are not calculated in accordance with GAAP, including system-wide sales of VOIs, guest tours, sale to tour conversion ratio, average sales volume per guest, Adjusted EBITDA, and Segment Adjusted EBITDA.  Refer to “Key Business and Financial Metrics and Terms Used by Management” below for further discussion of these financial metrics.  In addition, see “Results of Operations” below for a reconciliation of Adjusted EBITDA to net income and system-wide sales of VOIs to gross sales of VOIs.

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

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 216,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to approximately 11,100 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands Bass Pro and Choice Hotels. These marketing relationships drive sales within our core demographic.

VOI Sales and Financing

Our primary business is the marketing and sale of deeded VOIs, developed either by us or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at approximately 11,100 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, we began selling VOIs on behalf of third-party developers and have successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a balanced mix of developed and capital-light inventory. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater

Adjusted EBITDA contribution, fee-based sales typically require no initial investment or development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. In conjunction with sales of VOIs owned by us, we also generate interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of September 30, 2018, the weighted-average interest rate on our VOI notes receivable was 15.2%. In addition, we earn fees for various other services, including title and escrow services in connection with the closing of VOI sales, and for mortgage servicing.

Resort Operations and Club Management

We enter into management agreements with the homeowners’ associations (“HOAs”) that maintain most of the resorts in our Vacation Club and earn fees for providing management services to those HOAs and our approximately 216,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. We have not lost any of the 45 Club Resort management contracts. In addition to resort and club management services, we earn fees for various other services that produce recurring, predictable and long term-revenue, including construction management services for third-party developers.

Principal Components Affecting our Results of Operations

Principal Components of Revenues

Fee-Based Sales.  Represent sales of third-party VOIs where we are paid a commission.

JIT Sales.  Represent sales of VOIs acquired from third parties in close proximity to when we intend to sell such VOIs.

Secondary Market Sales.  Represent sales of VOIs acquired from HOAs or other owners, typically in connection with maintenance fee defaults. This inventory is generally purchased at a greater discount to retail price compared to developed VOIs and VOIs purchased by us for sale as part of our JIT sales activities.

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

Principal Components of Costs and Expenses

Cost of VOIs Sold. Represents the cost at which our owned VOIs sold during the period were relieved from inventory. In addition to inventory from our developed VOI business, our owned VOIs also include those that were acquired by us under JIT and secondary market arrangements. Compared to the cost of our developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales, while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales will typically be favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired or actual defaults and equity trades are higher and the resulting change in estimate is recognized. While we believe that additional inventory will be available through the secondary market at favorable prices in the future, there can be no assurance that such inventory will be available as expected.

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

Key Business and Financial Metrics and Terms Used by Management

Sales of VOIs.  Represent sales of our owned VOIs, including sales of developed VOIs and those acquired through JIT and secondary market arrangements, reduced by equity trade allowances and our provision for loan losses. In addition to the factors impacting system-wide sales of VOIs (as described below), sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.

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

Results of Operations

Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017:

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Adjusted EBITDA - sales of VOIs and financing	$44,927	$48,766	$136,908	$137,136
Adjusted EBITDA - resort operations and club management	12,214	10,294	38,041	31,928
Total Segment Adjusted EBITDA	57,141	59,060	174,949	169,064
Less: Corporate and other	(22,219)	(19,930)	(64,850)	(54,296)
Total Adjusted EBITDA	$34,922	$39,130	$110,099	$114,768

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income attributable to shareholders	$20,488	$18,540	$68,173	$60,179
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	3,585	3,251	9,509	9,418
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(3,637)	(3,209)	(9,521)	(9,183)
Loss on assets held for sale	18	4	9	44
Add: depreciation and amortization	3,169	2,420	9,087	7,089
Less: interest income (other than interest earned on VOI notes receivable)	(1,407)	(1,292)	(4,222)	(5,487)
Add: interest expense - corporate and other	4,207	3,544	11,136	10,415
Add: franchise taxes	56	72	180	127
Add: provision for income taxes	8,443	12,584	24,997	38,487
Corporate realignment cost	—	3,216	751	3,679
Total Adjusted EBITDA	$34,922	$39,130	$110,099	$114,768

The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Gross sales of VOIs	$85,151	$73,402	$231,338	$209,585
Add: Fee-Based sales	88,155	97,963	246,773	257,756
System-wide sales of VOIs	$173,306	$171,365	$478,111	$467,341

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2018	2017	2018	2017
Other Financial Data:
(dollars, other than VPG, in thousands)
System-wide sales of VOIs	$173,306	$171,365	$478,111	$467,341
Total Adjusted EBITDA	$34,922	$39,130	$110,099	$114,768
Adjusted EBITDA - sales of VOIs and financing	$44,927	$48,766	$136,908	$137,136
Adjusted EBITDA - resort operations
and club management	$12,214	$10,294	$38,041	$31,928
Number of Bluegreen Vacation Club /
Vacation Club Associate resorts
at period end	69	67	69	67
Total number of sale transactions	10,955	11,598	30,959	30,638
Average sales volume per guest	$2,636	$2,513	$2,647	$2,442

For the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017

Sales of VOIs and Financing

	For the Three Months Ended September 30,
	2018		2017
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$90,596	52%	$77,907	45%
Secondary Market sales	54,300	31	38,732	24
Fee-Based sales	88,155	51	97,963	57
JIT sales	13,591	8	14,306	8
Less: Equity trade allowances (6)	(73,336)	(42)	(57,543)	(34)
System-wide sales of VOIs	173,306	100%	171,365	100%
Less: Fee-Based sales	(88,155)	(51)	(97,963)	(57)
Gross sales of VOIs	85,151	49	73,402	43
Provision for loan losses (2)	(14,453)	(17)	(10,949)	(15)
Sales of VOIs	70,698	41	62,453	36
Cost of VOIs sold (3)	(11,237)	(16)	(6,444)	(10)
Gross profit (3)	59,461	84	56,009	90
Fee-Based sales commission revenue (4)	61,641	70	69,977	71
Financing revenue, net of financing expense	15,043	9	15,401	9
Other fee-based services - title operations, net	2,264	1	1,121	1
Net carrying cost of VOI inventory	(2,908)	(2)	(837)	0
Selling and marketing expenses	(84,955)	(49)	(88,116)	(51)
General and administrative expenses - sales and marketing	(7,225)	(4)	(9,462)	(6)
Operating profit - sales of VOIs and financing	43,321	25%	44,093	26%
Add: Depreciation	1,606		1,586
Add: Corporate Realignment Cost	—		3,087
Adjusted EBITDA - sales of VOI and financing	$44,927		$48,766

(1)	Developed VOI sales represent sales of VOIs acquired or developed by us as part of our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

	For the Nine Months Ended September 30,
	2018		2017
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$218,842	46%	$216,451	46%
Secondary Market sales	185,847	38	117,711	26
Fee-Based sales	246,773	52	257,756	55
JIT sales	32,274	7	37,374	8
Less: Equity trade allowances (6)	(205,625)	(43)	(161,951)	(35)
System-wide sales of VOIs	478,111	100%	467,341	100%
Less: Fee-Based sales	(246,773)	(52)	(257,756)	(55)
Gross sales of VOIs	231,338	48	209,585	45
Provision for loan losses (2)	(35,926)	(16)	(33,491)	(16)
Sales of VOIs	195,412	41	176,094	38
Cost of VOIs sold (3)	(19,838)	(10)	(11,352)	(6)
Gross profit (3)	175,574	90	164,742	94
Fee-Based sales commission revenue (4)	167,581	68	179,046	69
Financing revenue, net of financing expense	44,965	9	46,232	10
Other fee-based services - title operations, net	5,771	1	7,249	2
Net carrying cost of VOI inventory	(7,075)	(1)	(3,219)	(1)
Selling and marketing expenses	(233,961)	(49)	(242,040)	(52)
General and administrative expenses - sales and marketing	(20,869)	(4)	(22,561)	(5)
Operating profit - sales of VOIs and financing	131,986	28%	129,449	28%
Add: Depreciation	4,922		4,600
Add: Corporate Realignment Cost	—		3,087
Adjusted EBITDA - sales of VOIs and financing	$136,908		$137,136

(1)	Developed VOI sales represent sales of VOIs acquired or developed by us as part of our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs.  Sales of VOIs were $70.7 million and $195.4 million during the three and nine months ended September 30, 2018, respectively, and $62.5 million and $176.1 million during the three and nine months ended September 30, 2017, respectively. Sales of VOIs are impacted by the factors described below in system-wide sales of VOIs. Gross sales of VOIs were reduced by $14.5 million and $35.9 million during the three and nine months ended September 30, 2018, respectively, and $10.9 million and $33.5 million during the three and nine months ended September 30, 2017, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing loans. Our provision for loan losses as a percentage of gross sales of VOIs was 17% and 16% during the three and nine months ended September 30, 2018, respectively, and 15% and 16% for the three and nine months ended September 30, 2017, respectively.  The percentage of our sales which were realized in cash within 30 days from sale decreased to 39% during the three months ended September

30, 2018 from 41% during the three months ended September 30, 2017, and decreased to 41% during the nine months ended September 30, 2018 from 43% during the nine months ended September 30, 2017.  The increase in the provision for loan loss for the three months ended September 30, 2018 is primarily due to the lower cash sales and the impact of additional reserves on prior years’ originations offset by the impact of an increase in our weighted-average FICO score in 2018 compared to prior years.  We have in recent years experienced an increase in our default rates. We believe that a significant portion of the default increase in recent years is due to the receipt of letters from attorneys and timeshare exit companies who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See Note 8 to our consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions taken by us in connection with these letters. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended September 30,
	2018	2017

Average annual default rates	8.41%	8.07%

	As of September 30,
	2018	2017

Delinquency rates	2.79%	3.06%

System-wide sales of VOIs.   System-wide sales of VOIs were $173.3 million and $478.1 million during the three and nine months ended September 30, 2018, respectively, and $171.4 million and $467.3 million during the three and nine months ended September 30, 2017, respectively. We estimated that system-wide sales of VOIs were adversely impacted by approximately $5.8 million and $6.2 million as a result of named hurricanes in September 2018 and 2017, respectively. System-wide sales increased during the three and nine months ended September 30, 2018 compared to the comparable periods in 2017 due to an increase in the average sales volume per guest (“VPG”), partially offset by a decrease in the number of guest tours.   During 2017, we began several initiatives to screen the credit qualifications of potential marketing guests, resulting in a higher VPG and a lower number of tours. We believe our screening of marketing guests has resulted in improved efficiencies in our sales process, however there is no assurance that such efficiencies will continue.

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

The following table sets forth certain information for system-wide sales of VOIs for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change

Number of sales offices at period-end	25	23	9	25	23	9
Number of active sales arrangements with third-party clients at period-end	15	14	7	15	14	7
Total number of VOI sales transactions	10,955	11,598	(6)	30,959	30,638	1
Average sales price per transaction	$15,988	$15,055	6	$15,576	$15,440	1
Number of total guest tours	66,434	69,479	(4)	182,183	193,687	(6)
Sale-to-tour conversion ratio– total marketing guests	16.5%	16.7%	(1)	17.0%	15.8%	8
Number of new guest tours	42,118	45,060	(7)	113,621	125,673	(10)
Sale-to-tour conversion ratio– new marketing guests	13.9%	14.1%	(1)	14.5%	13.1%	11
Percentage of sales to existing owners	50.7%	48.1%	5	51.0%	48.8%	5
Average sales volume per guest	$2,636	$2,513	5	$2,647	$2,442	8

Cost of VOIs Sold.  During the three months ended September 30, 2018 and 2017, cost of VOIs sold was $11.2 million and $6.4 million, respectively, and represented 16% and 10%, respectively, of sales of VOIs. During the nine months ended September 30, 2018 and 2017, cost of VOIs sold was $19.8 million and $11.4 million, respectively, and represented 10% and 6%, respectively, of sales of VOIs. During the three months ended September 30, 2018, our VOI sales were of comparatively higher cost product and we acquired less secondary market VOI inventory as compared to the three months ended September 30, 2017. Secondary market purchases were temporarily suspended in September 2018, in connection with a computer system conversion involving our sales and inventory process.  Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than originally estimated and the resulting change in estimate is recognized.  During the second quarter of 2017, we implemented a revised VOI pricing matrix.  These changes increased the average selling price of VOIs by approximately 4%.  As a result of this pricing change, we also increased our estimate of total gross margin that will be generated on the sale of our VOI inventory under the relative sales value method.  Accordingly, during the second quarter of 2017, we recognized a benefit to cost of VOI sold of $5.1 million ($3.1 million, net of tax, and $0.04 EPS), with no such price increase and cost of sales benefit in 2018.

Fee-Based Sales Commission Revenue.  During the three months ended September 30, 2018 and 2017, we sold $88.2 million and $98.0 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $61.6 million and $70.0 million, respectively, in connection with those sales. During the nine months ended September 30, 2018 and 2017, we sold $246.8 million and $257.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $167.6 million and $179.0 million, respectively, in connection with those sales. We earned an average sales and marketing commission of 70% and 68% during the three and nine months ended September 30, 2018, respectively, as compared to 71% and 69% during the three and nine months ended September 30, 2017, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of our fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the three and nine months ended September 30, 2018 is primarily related to the mix of developer sales at higher commission rates in the 2017 periods, as well as higher commission refunds associated with defaults and cancellations.

Financing Revenue, Net of Financing Expense — Sales of VOIs.  Interest income on VOIs notes receivable was $20.0 million and $19.9 million during the three months ended September 30, 2018 and 2017, respectively, which was partially offset by interest expense on receivable-backed debt of $5.0 million and $4.5 million, respectively. Interest income on VOIs notes receivable was $59.3 million and $59.9 million during the nine months ended September 30, 2018 and 2017, respectively, which was partially offset by interest expense on receivable-backed debt of $14.3 million and $13.4 million, respectively.  The decrease in finance revenue net of finance expense is a result of our higher cost of borrowing and lower weighted average interest rates on VOI notes receivable in connection with the introduction of “risk-based pricing” pursuant to which buyer’s interest rates are determined based on their FICO score at the point of sale, partially offset by an increase in our VOI notes receivable portfolio. Revenues from mortgage servicing during the three and nine months ended September 30, 2018 of $1.5 million and $4.4 million, respectively, and $1.4 million and $3.8 million during the three and nine months ended September 30, 2017, respectively, are included in financing revenue, net of mortgage servicing expenses of  $1.4 million and $4.4 million during the three and nine months ended September 30, 2018, respectively, and $1.4 million and $4.1 million during the three and nine months ended September 30, 2017, respectively.

Other Fee-Based Services — Title Operations, net.  During the three months ended September 30, 2018 and 2017, revenue from our title operations was $3.5 million and $2.4 million, respectively, which was partially offset by expenses directly related to our title operations of $1.2 million and $1.3 million, respectively. During the nine months ended September 30, 2018 and 2017, revenue from our title operations was $9.4 million and $10.9 million, respectively, which was partially offset by expenses directly related to our title operations of $3.6 million and $3.7 million, respectively. Resort title fee revenue is recognized when escrow amounts are released and title documents are completed. Resort title fee revenue varies based on sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located.

Net Carrying Cost of VOI Inventory. The carrying cost of our VOI inventory was $7.2 million and $4.1 million during the three months ended September 30, 2018 and 2017, respectively, which was partly offset by rental and sampler revenues of

$4.3 million and $3.3 million, respectively. The carrying cost of our inventory was $20.1 million and $12.5 million during the nine months ended September 30, 2018 and 2017, respectively, which was partly offset by rental and sampler revenues of $13.0 million and $9.3 million, respectively. The increase in carrying costs during the three and nine months ended September 30, 2018 is primarily due to our acquisition of the Éilan Hotel & Spa during April 2018, which added $1.6 million and $2.9 million, respectively to the carrying costs of our VOI inventory, and increased maintenance fees and developer subsidies associated with our increase in VOI inventory.

Selling and Marketing Expenses.  Selling and marketing expenses were $85.0 million and $234.0 million during the three and nine months ended September 30, 2018, respectively, and $88.1 million and $242.0 million during the three and nine months ended September 30, 2017, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses decreased to 49% during both the three and nine months ended September 30, 2018 from 51% and 52% during the three and nine months ended September 30, 2017, respectively.  Selling and marketing expenses vary as a percentage of sales from period to period based in part on the relative proportion of marketing methods utilized during such periods, most notably the percentage of sales to our existing owners, which has a relatively lower cost compared to other methods. Existing owner sales increased to 51% of system-wide sales during both the three and nine months ended September 30, 2018 from 48% during the three months ended September 30, 2017 and 49% during the nine months ended September 30, 2017.  In addition, the corporate realignment initiative commenced during the fourth quarter of 2017, as described in further detail in our Annual Report on Form 10-K for the year ended December 31, 2017, reduced certain selling and marketing expenses.  See also “Commitments” below for additional information regarding the corporate realignment initiative.

General and Administrative Expenses — Sales and Marketing Operations.  General and administrative expenses attributable to sales and marketing operations were $7.2 million and $20.9 million during the three and nine months ended September 30, 2018, respectively, and $9.5 million and $22.6 million during the three and nine months ended September 30, 2017, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses attributable to sales and marketing operations was 4% during each of the three and nine months ended September 30, 2018, and 6% and 5% during the three and nine months ended September 30, 2017, respectively.  During September 2017, we accrued $2.9 million for severance payments under an agreement with an executive in connection with his retirement.

Resort Operations and Club Management

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(dollars in thousands)	2018		2017		2018		2017
Resort operations and club management revenue	$44,466		$39,110		$127,274		$113,175
Resort operations and club management expense	(32,702)		(29,190)		(90,481)		(82,426)
Operating profit - resort operations and club management	11,764	26%	9,920	25%	36,793	29%	30,749	27%
Add: Depreciation	450		374		1,248		1,179
Adjusted EBITDA - resort operations and club management	$12,214		$10,294		$38,041		$31,928

Resort Operations and Club Management Revenue.  Resort operations and club management revenue increased 14% and 12% during the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, respectively. We provide management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with our management services, we also manage the Vacation Club reservation system, provide services to owners and perform billing and collection services to the Vacation Club and certain HOAs. Additionally, we generate revenues from our Traveler Plus program, food and beverage operations at the resorts and other retail operations. We also earn commissions from providing rental services to third parties and fees from managing the construction activities of certain of our fee based third-party developer clients. The resort properties we managed increased from 48 as of September 30, 2017 to 49 as of September 30, 2018 due to a new resort under management in New Orleans, Louisiana. Resort operations and club management revenues increased during the 2018 periods compared to the 2017 periods primarily as a result of such increase in the number of managed resorts and the food and beverage and other operations at the Éilan Hotel & Spa which we acquired in April 2018.

Resort Operations and Club Management Costs. During the three and nine months ended September 30, 2018, cost of other fee-based services increased 12% and 10%, respectively, compared to the three and nine months ended September 30, 2017, respectively. This increase was primarily due to the higher costs associated with programs provided to VOI owners, the increased costs of providing management services as a result of the increase in the number of managed resorts, and the operating costs of the Éilan Hotel & Spa.

Corporate and Other

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
General and administrative expenses - corporate and other	$(20,262)	$(17,363)	$(60,723)	$(47,323)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(3,637)	(3,209)	(9,521)	(9,183)
Other income (expense), net	378	(119)	1,269	(120)
Add: Financing revenue - corporate and other	1,522	1,388	4,490	5,744
Less: Interest income (other than interest earned on VOI notes receivable)	(1,407)	(1,292)	(4,222)	(5,487)
Franchise taxes	56	72	180	127
Loss on assets held for sale	18	4	9	44
Depreciation and amortization	1,113	460	2,917	1,310
Corporate realignment cost	—	129	751	592
Corporate and other	$(22,219)	$(19,930)	$(64,850)	$(54,296)

General and Administrative Expenses — Corporate and Other.  General and administrative expenses directly attributable to corporate overhead were $20.3 million and $60.7 million during the three and nine months ended September 30, 2018, respectively, and $17.4 million and $47.3 million during the three and nine months ended September 30, 2017, respectively. The increase in the three and nine months ended September 30, 2018, as compared to the comparable prior year periods was primarily due to higher executive leadership and long-term incentive compensation expenses, higher outside legal expenses in connection with a new focus on defending litigation which we believe to be frivolous, higher self-insured health care costs, depreciation expense, executive severance expense, including those related to corporate realignment activities commenced in December 2017, and expenses related to investor and public relations activities associated with being a public company.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations.  We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $3.6 million and $9.5 million during the three and nine months ended September 30, 2018, respectively, and $3.2 million and $9.2 million during the three and nine months ended September 30, 2017, respectively.

Interest Expense.  Interest expense not related to receivable-backed debt was $4.2 million and $11.1 million during the three and nine months ended September 30, 2018, respectively, and $3.5 million and $10.4 million during the three and nine months ended September 30, 2017, respectively.  The increase in interest expense during the three and nine months ended September 30, 2018 is primarily due to higher notes payable and lines-of-credit balances and a higher weighted-average cost of borrowing.

Other Income (Expense), net. Other income (expense), net was $0.3 million and $1.3 million during the three and nine months ended September 30, 2018, respectively, and ($0.1) million during both the three and nine months ended September 30, 2017. This increase was primarily related to business interruption insurance proceeds received in 2018 for Hurricane Matthew in 2016.

Provision for Income Taxes. Provision for income taxes was $25.0 million and $38.5 million for the nine months ended September 30, 2018 and 2017, respectively.  Our effective income tax rate was approximately 27% and 39% for the nine months ended September 30, 2018 and 2017, respectively.  The decrease in taxes was primarily due to the Tax Cuts and Jobs Act which was signed into law on December 22, 2017.  Among other things, the Tax Cuts and Jobs Act permanently lowers the federal corporate tax rate to 21% from the previous maximum rate of 35%. The Tax Cuts and Jobs Act was effective for us on January 1, 2018.  Effective income tax rates for interim periods are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. For further information, see Notes 2 and 9 to our unaudited Consolidated Financial Statements included in Item 1 of this report.

Changes in Financial Condition

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2018	2017

Net cash provided by operating activities	$45,742	$48,689
Net cash used in investing activities	(24,347)	(9,380)
Net cash used in financing activities	(14,413)	(44,406)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$6,982	$(5,097)

Cash Flows from Operating Activities

Our operating cash flow decreased $3.0 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due primarily to increased spending on the acquisition and development of inventory in the 2018 period and decreases in working capital, partially offset by a reduction in income tax payments.

Cash Flows from Investing Activities

Cash used in investing activities increased $15.0 million during the nine months ended September 30, 2018 compared to the same period in 2017, reflecting increased purchases of property and equipment in the 2018 period.  The increase was primarily related to $6.7 million in sales office expansions, increased information technology spending of $3.5 million, and other purchases of property and equipment.

Cash Flows from Financing Activities

Cash used by financing activities decreased $30.0 million during the nine months ended September 30, 2018 compared to the same period of 2017, primarily due to increased net borrowings on lines-of-credit and notes payable, and receivable-backed notes payable of $21.8 million. In addition, we paid $33.6 million of dividends during the nine months ended September 30, 2018 compared to $40.0 million of dividends during the same period of 2017.

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

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in our continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been a critical factor in our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. The remaining development expenditures during 2018 are expected to be in a range of $5.0 million to $10.0 million, which primarily relate to Bluegreen/Big Cedar Vacations’ resorts and development at our Fountains resort in Orlando, Florida.

We expect to seek to acquire or develop additional VOI inventory, which may increase our acquisition and development expenditures as compared to prior periods and may involve or require the incurrence of additional debt.

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOIs. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Remaining acquisitions of JIT and secondary market inventory in 2018 is expected to range from $2.0 million to $5.0 million.

In addition, remaining capital expenditures in connection with sales and marketing facilities as well as for information technology capital expenditures are expected to be in a range of $10.0 million to $15.0 million in 2018.

Available funds may also be used to acquire other businesses or assets, invest in other real estate based opportunities, or to fund loans to affiliates or others.

During each of the first, second, and third quarters of 2018, we paid a cash dividend of $0.15 per share on our common stock, which totaled $11.2 million each quarter and $33.6 million in the aggregate.  During the nine months ended September 30, 2017, we paid cash dividends of $0.56 per share, or $40.0 million in the aggregate, to BBX Capital, our sole shareholder prior to our initial public offering in November 2017. We intend to pay regular quarterly cash dividends on our common stock, subject to declaration by, and the discretion of, our board of directors and limitations contained in our credit facilities.  On October 17, 2018, we declared a quarterly cash dividend payable in the fourth quarter of 2018 of $0.15 per share on our common stock, or $11.2 million in the aggregate.

In April 2015, one of our wholly-owned subsidiaries provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term of the loan. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us to remain in compliance with covenants under our outstanding indebtedness. During both the three months ended September 30, 2018 and 2017, respectively, we recognized $1.2 million of interest income on the loan to BBX Capital.   During the nine months ended September 30, 2018 and 2017, we recognized $3.6 million and $5.2 million, respectively, of interest income on the loan to BBX Capital.

2018-A Term Securitization.  In October 2018, we completed the 2018-A Term Securitization, a private offering and sale of approximately $117.7 million of investment-grade, VOI receivable-backed notes (the "Notes"), including approximately $49.8 million of Class A Notes, approximately $33.1 million of Class B Notes and approximately $34.8 million of Class C Notes with interest rates of 3.77%, 3.95% and 4.44%, respectively, which blends to an overall weighted average interest rate of approximately 4.02%. The gross advance rate for this transaction was 87.2%. The Notes mature in February 2034. KeyBanc Capital Markets Inc. (“KeyCM”) and Barclays Capital Inc. acted as joint bookrunners and co-lead managers and were the initial purchasers of the Notes. KeyCM also acted as structuring agent for the transaction.

The amount of the VOI receivables sold or to be sold to BXG Receivables Note Trust 2018-A (the “Trust”) is approximately $135 million, approximately $109 million of which was sold to the Trust at closing and approximately $26 million of which is expected to be sold to the Trust prior to February 25, 2019. The gross proceeds of such sales to the Trust are anticipated to be approximately $117.7 million. A portion of the proceeds received at the closing was used to: repay KeyBank National Association (“KeyBank”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (“DZ Bank”) approximately $49.2 million, representing all amounts outstanding (including accrued interest) under our existing purchase facility with KeyBank and DZ Bank (the "KeyBank/DZ Purchase Facility"); repay Liberty Bank approximately $20.4 million under our existing Liberty Bank Facility; repay Pacific Western Bank approximately $7.1 million under our existing Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the proceeds from the 2018-A Term Securitization are expected to be used by us for general corporate purposes. As a result of the facility repayments described above, following the closing of the 2018-A Term Securitization, (i) there were no amounts outstanding under the KeyBank/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2019, (ii) there was approximately $19.1 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $50 million on a revolving basis through March 12, 2020, and (iii) there was approximately $9.6 million outstanding under the Pacific Western Bank Facility, which permits maximum outstanding receivable-backed borrowings of $40 million on a revolving basis through September 20, 2021, in each case, subject to eligible collateral and the other terms and conditions of each facility, respectively. Thus, subject to the foregoing approximately $76.7 million in the aggregate was available under the KeyBank/DZ Purchase Facility, Liberty Bank Facility and Pacific Western Facility as a result of the repayments.

Further, subject to performance of the collateral, we will receive any excess cash flows generated by the receivables transferred under the 2018-A Term Securitization (meaning excess cash after payments of customary fees, interest, and principal under the 2018-A Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

While ownership of the VOI receivables included in the 2018-A Term Securitization is transferred and sold for legal purposes, the transfer of these VOI receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of the transaction.

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

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell our VOI notes receivable.  As of September 30, 2018, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of September 30, 2018	Outstanding Balance as of September 30, 2018	Availability as of September 30, 2018	Advance Period Expiration; Borrowing Maturity as of September 30, 2018	Borrowing Rate; Rate as of September 30, 2018
Liberty Bank Facility	$50,000	$40,392	$9,608	March 2020; March 2023	Prime Rate; floor of 4.00%; 5.00%
NBA Receivables Facility	70,000	40,297	29,703	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%; 4.83%
Pacific Western Facility	40,000	17,081	22,919	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 5.84%
KeyBank/DZ Purchase Facility	80,000	49,733	30,267	December 2019; December 2022	30 day LIBOR +2.75%; 5.01% (1)
Quorum Purchase Facility	50,000	39,739	10,261	June 2020; December 2032	(2)
	$290,000	$187,242	$102,758

(1)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. As described in further detail below, the interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(2)

Of the amounts outstanding under the Quorum Purchase Facility at September 30, 2018, $5.0 million accrues interest at a rate per annum of 4.75%, $29.9 million accrues interest at a rate per annum of 4.95%, $2.7 million accrues interest at a rate per annum of 5.0%, and $2.1 million accrues interest at a rate per annum of 5.50%.

Liberty Bank Facility.   We have a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period. On March 12, 2018, the Liberty Bank Facility was amended and restated to extend the revolving credit period from March 2018 to March 2020, extend the maturity date from November 2020 until March 2023, and amend the interest rate on borrowings as described below. Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Timeshare Loans assigned to agent, during the revolving credit period of the facility. Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility. Through March 31, 2018, borrowings under the Liberty Bank Facility bore interest at the Wall Street Journal (“WSJ”) Prime Rate plus 0.50% per annum, subject to a 4.00% floor.  Pursuant to the March 2018 amendment to the Liberty Bank Facility, effective April 1, 2018, all borrowings outstanding under the facility bear interest at an annual rate equal to the WSJ Prime Rate, subject to a 4.00% floor. Principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity, subject to the terms of the facility.

NBA Receivables Facility.   Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”). The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during a revolving credit period expiring in September 2020 and allows for maximum borrowings of up to $70.0 million, including a $20.0 million increase in the maximum borrowing amount as a result of the repayment and elimination of availability under the NBA line of credit as described in Note 6 of the consolidated financial statements included in Item 1 of this report. The maturity date for the facility is March 2025.  The interest rate applicable to future borrowings under the NBA Receivables Facility is equal to the 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%). All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity, subject to the terms of the facility.

Pacific Western Facility.  We have a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million, subject to eligible collateral and customary terms and conditions. On August 15, 2018, the Pacific Western Facility was amended to extend the revolving advance period from September 2018 through September 2021 and the maturity date from September 2021 until September 2024 (in each case, subject to an additional 12-month extension at the option of Pacific Western Bank). Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. In addition, pursuant to the August 2018 amendment, effective September 21, 2018, all borrowings outstanding under the Pacific Western Facility  bear interest at an annual rate equal to 30-day LIBOR plus 3.00%; provided, however, that a portion of the borrowings, to the extent such borrowings are in excess of established debt minimums, will bear interest at 30-day LIBOR plus 2.75%. Until September 21, 2018, borrowings under the Pacific Western Facility continued to bear interest at the prevailing interest rates under the facility, which ranged from 30-day LIBOR plus 3.50% to 4.50%. Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance being due by maturity, subject to the terms of the facility.

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

Quorum Purchase Facility.   We and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On April 6, 2018, the Quorum Purchase Facility was amended to extend the revolving purchase period from June 30, 2018 to June 30, 2020, and provide for a fixed interest rate of 4.95% per annum on advances made through September 30, 2018. The interest rate on advances made after September 30, 2018 will be set at the time of funding based on rates mutually agreed upon by all parties. The amendment also reduced the loan purchase fee applicable to advances from 0.50% to 0.25% and extended the maturity of the Quorum Purchase Facility from December 2030 to December 2032.  Of the amounts outstanding under the Quorum Purchase Facility at September 30, 2018, $5.0 million accrues interest at a rate per annum of 4.75%, $29.9 million accrues interest at a rate per annum of 4.95%, $2.7 million accrues interest at a rate per annum of 5.0%, and $2.1 million accrues interest at a rate per annum of 5.50%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Credit Facilities for Inventories with Future Availability

NBA Line of Credit.   Bluegreen/Big Cedar Vacations had a revolving line of credit with NBA (the “NBA Line of Credit”) with a borrowing limit of $20.0 million. The NBA Line of Credit provided for a revolving advance period expiring in September 2020 and maturity in March 2025, and was secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacations’ The Cliffs at Long Creek Resort. Interest payments were paid monthly. Principal payments were effected through release payments upon sales of VOIs in The Cliffs at Long Creek Resort that served as collateral for the NBA Line of Credit, subject to mandatory principal reductions. As of September 30, 2018, the NBA Line of Credit was paid in full and there was no outstanding balance.  The availability of this line has transferred to the NBA Receivables Facility above.

Pacific Western Term Loan.   We had a non-revolving term loan (the “Pacific Western Term Loan”) with Pacific Western Bank, as successor-by-merger to CapitalSource Bank, secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort. As of September 30, 2018, the Pacific Western Term Loan was paid in full and there was no outstanding balance.

NBA Éilan Loan. On April 17, 2018, we purchased the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million.  In connection with the acquisition, we entered into a non-revolving acquisition loan with NBA (the “NBA Éilan Loan”), which provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and up to an additional $3.2 million which may be drawn upon to fund certain future improvement costs over a 12-month advance period. Principal payments will be effected through release payments from sales of VOIs at Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one month LIBOR plus 3.25%, subject to a floor of 4.75%.  As of September 30, 2018, there was $24.3 million outstanding on the NBA Éilan Loan.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of September 30, 2018, outstanding borrowings under the facility totaled $77.8 million, including $22.8 million under the Fifth Third Syndicated Term Loan with an interest rate of 5.04%, and $55.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 4.99%.

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

The following table summarizes the contractual minimum principal and interest payments required on all of our outstanding debt and non-cancelable operating leases by period due date, as of September 30, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$6,045	$111,190	$321,209	$(4,994)	$433,450
Lines-of-credit and notes payable	27,165	29,667	82,884	—	(1,882)	137,834
Jr. subordinated debentures (1)	—	—	—	110,828	—	110,828
Noncancelable operating leases	7,381	10,340	8,597	13,846	—	40,164
Total contractual obligations	34,546	46,052	202,671	445,883	(6,876)	722,276

Interest Obligations (2)

Receivable-backed notes payable	17,258	34,369	29,941	79,103	—	160,671
Lines-of-credit and notes payable	6,505	10,160	1,525	—	—	18,190
Jr. subordinated debentures	7,970	15,939	15,939	98,619	—	138,467
Total contractual interest	31,733	60,468	47,405	177,722	—	317,328
Total contractual obligations	$66,279	$106,520	$250,076	$623,605	$(6,876)	$1,039,604

(1)	Amounts do not include purchase accounting adjustments for junior subordinated debentures of $39.7 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2018.

In September 2017, we entered into an agreement with a former executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling approximately $2.9 million through March 2019. As of September 30, 2018, $1.2 million remained payable under this agreement. In addition, during the second half of 2017, we implemented an initiative designed to streamline our operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance accrued as of December 31, 2017 and $0.4 million accrued as of September 30, 2018, which amounts are included in accrued liabilities and other in the unaudited Consolidated Balance Sheets as of such dates.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the nine months ended September 30, 2018 and 2017, we made payments related to such subsidies of $2.2 million and $1.7 million, respectively. As of September 30, 2018, we had $6.2 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited Consolidated Balance Sheet as of such date.

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

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through certain other means. As of September 30, 2018, we were selling vacation packages in 69 of Bass Pro’s stores.  We compensate Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the nine months ended September 30, 2018 and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14% and 15%, respectively, of our VOI sales volume. On October 9, 2017, Bass Pro advised us that it believed the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. We previously had informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. While we believed and continue to believe that these adjustments were appropriate and consistent with both the terms and the intent of the agreements with Bass Pro, in October 2017, in order to demonstrate our good faith, we paid the amount at issue to Bass Pro pending future resolution of the matter. We have continued to make payments to Bass Pro as we believe appropriate and consistent with the agreements, which continue to be adjusted for defaults and Bass Pro has accepted these payments as historically calculated.  Subsequently, and again more recently, Bass Pro has raised issues regarding adjustments for defaults and requested additional information regarding the calculation of commissions payable to Bass Pro and other amounts payable under the agreements, including reimbursements paid to us, as well as regarding the operations of Bluegreen/Big Cedar Vacations. The issues raised by Bass Pro have not impacted current operations under the marketing agreement or relative to Bluegreen/Big Cedar Vacations.  We have formally responded to Bass Pro with our view on these matters and intend to provide Bass Pro with all appropriately requested information. Our agreements with Bass Pro provide that in the event of any dispute or disagreement between the parties, either party may give notice and thereafter the CEOs of the parties are required to communicate promptly with each other with a view to resolving the dispute or disagreement. Accordingly, it is anticipated that such process will be followed in good faith and that the parties will appropriately resolve any issues. While we do not believe that any material additional amounts are due to Bass Pro as a result of these matters, our future results could be impacted by any change in the calculations utilized in connection with payments or reimbursements required under the agreements or if we are unable to resolve the issue.

Off-balance-sheet Arrangements

As of September 30, 2018, we did not have any “off-balance sheet” arrangements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Katja Anderson and George Galloway, individually and on behalf of all other persons similarly situated v. Bluegreen Vacations Corporation, Case No. 18-cv-00127, United States District Court, Western District of Texas, Waco Division

On May 3, 2018, Katja Anderson and George Galloway, individually and on behalf of all other persons similarly situated, filed a lawsuit against us which asserted violations of the Telephone Consumer Practices Act. The plaintiffs claimed that they received multiple telemarketing calls in the spring of 2015 despite their requests not to be called. Plaintiffs sought certification of a class of individuals in the United States who received more than one telephone call made by us or on our behalf within a 12-month period to a telephone number that was registered with the National Do Not Call Registry for at least 30 days. Plaintiffs sought money damages, attorneys’ fees and a court order requiring us to cease all unsolicited telephone calling activities. We moved to dismiss the lawsuit and, on August 13, 2018, this case was dismissed without prejudice.

Item 1A. Risk Factors.

There have been no material changes to the risk factors we face from those previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Fifth Amendment to Amended and Restated Loan and Security Agreement, dated August 15, 2018, by and among Bluegreen Vacations Corporation, the Borrower, each of the financial institutions from time to time party thereto, and Pacific Western Bank, as Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on August 20, 2018).

10.2

Indenture, dated as of October 15, 2018, among BXG Receivables Note Trust 2018-A, as Issuer, Bluegreen Vacations Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).

10.3

Sale Agreement, dated as of October 15, 2018, by and between BRFC 2018-A LLC, as Depositor, and BXG Receivables Note Trust 2018-A, as Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).

10.4

Transfer Agreement, dated as of October 15, 2018, by and among Bluegreen Vacations Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2018-A LLC, as Depositor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).

10.5

Purchase and Contribution Agreement, dated as of October 15, 2018, by and between Bluegreen Vacations Corporation, as Seller, and BRFC 2018-A LLC, as Depositor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).

10.6	BXG Receivables Note Trust 2018-A, Standard Definitions (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Exhibit is furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN VACATIONS CORPORATION

November 6, 2018	By: /s/ Anthony M. Puleo
Anthony M. Puleo
Executive Vice President, Chief Financial Officer and Treasurer; President, Bluegreen Treasury Services