Form 10-K
period 2018-12-31
BLUEGREEN VACATIONS CORP
filed 2019-03-08
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018 was $177.9 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 28, 2019, there were 74,445,923 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLUEGREEN VACATIONS CORPORATION

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2018

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

Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others:

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, or interruptions in, business relationships, including changes in or the expiration or termination of our management contracts, exchange networks or strategic marketing alliances;

•

the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•	our ability to maintain inventory of vacation ownership interests (“VOIs”) for sale;

•	the availability of financing and our ability to sell, securitize or borrow against our consumer loans;

•	decreased demand from prospective purchasers of VOIs;

•	adverse events or trends in vacation destinations and regions where the resorts in our network are located, including weather-related events;

•

our indebtedness may impact our financial condition and results of operations, and the terms of our indebtedness may limit, among other things, our activities and ability to pay dividends, and we may not comply with the terms of our indebtedness;

•	changes in our senior management;

•	our ability to comply with applicable regulations to the vacation ownership industry currently as adopted or as may be adopted in the future and the costs of compliance efforts or a failure to comply;

•	our ability to successfully implement our growth strategy or maintain or expand our capital-light business relationships or activities;

•	our ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives;

•	risks associated with, and the impact of, regulatory examinations or audits of our operations, and the costs associated with regulatory compliance;

•	our customers’ compliance with their payment obligations under financing provided by us, and the impact of defaults on our operating results and liquidity position;

•	the ratings of third-party rating agencies, including the impact of any downgrade on our ability to obtain, renew or extend credit facilities, or otherwise raise funds;

•

changes in our business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact our revenue, operating results and financial condition and such expenses as well as our investments in new and expanded sales offices may not achieve the desired results;

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

•

the impact on our consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards, including the new standard for accounting for leases which we adopted on January 1, 2019;

•	the calculation of payments and reimbursements due under our marketing agreement with Bass Pro and the parties’ ability to resolve the issue with respect thereto; and

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

References to “Adjusted EBITDA” means earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes, loss (gain) on assets held for sale, depreciation and amortization, amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations, LLC (“Bluegreen/Big Cedar”) (in which we own a 51% interest), and items that we believe are not representative of ongoing operating results. For purposes of the Adjusted EBITDA calculation, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the operations of our business. Refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics Used by Management” for further discussion of Adjusted EBITDA and certain other financial metrics which we believe represent important operating measures.

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

Item 1.  Business.

Our Business

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 216,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to over 11,000 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within our core demographic, which is described below.

Prior to 2009, our vacation ownership business consisted solely of the sale of VOIs in resorts that we had developed or acquired (“developed VOI sales”). While we continue to conduct such sales and development activities, we now also derive a significant portion of our revenue from our capital-light business model, which utilizes our expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Our capital-light business activities include sales of VOIs owned by third-party developers pursuant to which we are paid a commission (“fee-based sales”) and sales of VOIs that we purchase under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition, we provide resorts and resort developers with other fee-based services, including resort management, mortgage servicing, title services and construction management. We also offer financing to qualified VOI purchasers, which generates significant interest income.

(1)	Excludes “Other Income, Net.”

Our Vacation Club has grown from approximately 170,000 owners as of December 31, 2012 to approximately 216,000 owners as of December 31, 2018. We primarily serve a demographic we consider underpenetrated within the vacation ownership industry, as the typical Vacation Club owner has an average annual household income of approximately $77,000 as compared to an industry average of  $86,000. According to U.S. census data, households with an annual income of  $50,000 to $100,000 represent the largest percentage of the total population (approximately 29%). We believe our ability to effectively scale our transaction size to suit our customer, as well as our high-quality, conveniently-located, “drive-to” resorts are attractive to our core target demographic.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16: Segment Reporting to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our reportable segments.

Our Products

Vacation Ownership Interests

Since entering the vacation ownership industry in 1994, we have generated over 669,000 VOI sales transactions, including over 147,000 fee-based sales transactions. Our Vacation Club owners receive an annual or biennial allotment of  “points” in perpetuity (supported by an underlying deeded VOI held in trust for the owner) that may be used to stay at any of our 45 Club Resorts and 24 Club Associate Resorts. Vacation Club owners can use their points to stay in resorts for varying lengths of time, starting at a minimum of two nights. The number of points required for a stay at a resort varies depending on a variety of factors, including resort location, size of the unit, vacation season and the days of the week. Under this system, Vacation Club owners can select vacations according to their schedules, space needs and available points. Subject to certain restrictions and fees, Vacation Club owners are typically allowed to carry over any unused points for one year and to “borrow” points from the next year. Vacation Club owners may also take advantage of various other lodging and vacation opportunities available to them as described under “Value Proposition” below.

Each of our Club Resorts and Club Associate Resorts is managed by an HOA, which is governed by a board of directors or trustees. This board hires a management company to which it delegates many of the rights and responsibilities of the HOA, including landscaping, security, housekeeping, garbage collection, utilities, insurance procurement, laundry and repairs and maintenance. Vacation Club owners pay annual maintenance fees which cover the costs of operating all the resorts in the Vacation Club system, including fees for real estate taxes and reserves for capital improvements. If a Vacation Club owner does not pay such charges, his or her use rights may be suspended and ultimately terminated, subject to the applicable lender’s first mortgage lien, if any, on such owner’s VOI. We provide management services to 49 resorts and the Vacation Club through contractual arrangements with HOAs. We have a 100% renewal rate on management contracts from our Club Resorts.

“Value Proposition”

Our Vacation Club’s points-based platform offers owners significant flexibility. As reflected in the chart below, basic Vacation Club ownership entitles owners to use their points to stay at any of our 45 Club Resorts and 24 Club Associate Resorts, as well as to access more than 4,300 resorts available through the Resort Condominiums International, LLC (“RCI”) exchange network. For a nominal annual fee and transaction fees, Vacation Club owners can join and utilize our Traveler Plus program, which enables them to use their points to access an additional 48  direct exchange resorts, and other vacation experiences, such as cruises.  Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays in Choice Hotels. In addition, Traveler Plus members can directly use their Vacation Club points for stays in Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America. Overall, there are approximately 6,900 hotels in the Choice Hotels network, located in more than 40 countries and territories, and Choice Hotels’ brands include the Ascend Hotel Collection, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria Hotels and Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge and Rodeway Inn. We continuously seek new ways to add value for our Vacation Club owners, including enhanced product offerings, new resort locations, broader vacation experiences and further technological innovation, all of which are designed to increase guest satisfaction.

Basic ownership[1]:
(100% of owners)

bluegreenvacations

69 quality resorts in popular destinations

RCI

4,300 resorts in 100+ countries

Significant vacation flexibility, including destination, length of stay and borrow-and-save options[2]

bluegreenvacations

The Bluegreen Vacation Club provides access to a variety of destinations and resort types

Optional Traveler Plus™ program:
$59.00 incremental annual fee
(66% of owners)[3]

CHOICE HOTELS

6,900 hotels in 40 countries

NORWEGIAN CRUISE LINE · Carnival · CRYSTAL CRUISES · Royal Caribbean International · Holland America Line

Cruise packages

Select Connections · prizzma

48 internal direct exchange resorts

interval international · Coast to Coast

Additional vacation options

Discounts at various hotels, restaurants, retail and leisure establishments and rental car agencies

(1) Requires annual payment of maintenance fees and club dues to the Vacation Club.
(2) Ability to borrow additional points for 1 year or rollover up to 1 year's worth of points for a one-time fee.
(3) Membership as of December 31, 2018.

Approximately 66% of Vacation Club owners are enrolled in Traveler Plus. During the year ended December 31, 2018, approximately 8% of Vacation Club owners utilized the RCI exchange network.

Vacation Club Resort Locations and Amenities

As shown in the map below, our Vacation Club resorts are primarily located on the U.S. East Coast and Midwest. The 48 direct-exchange resorts available to Traveler Plus members are concentrated along the West Coast and Hawaii. Together, this provides a broad offering across the United States and the Caribbean.

WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MS
MI
IN
KY
TN
AL
OH
GA
FL
SC
NC
VA
WV
PA
MD
DE
NJ
NY
CT
MA
VT
NH
ME
Percent of Owner Population by State
6-9%
4-5%
2-3%
< 2%
Bluegreen Club Resorts (42)
Bluegreen Club Resorts - Big Cedar JV (3)
Club Associate Resorts (24)
Kauai
Niihau
Oahu
Molokai
Lanai
Maui
Hawaii
ARUBA
BAHAMAS

Vacation Club resorts are primarily “drive-to” resort destinations and approximately 89% of our Vacation Club owners live within a four-hour drive of at least one of our resorts.  Our resorts are located in popular vacation destinations, such as Florida, South Carolina, North Carolina, Tennessee, Virginia, Texas, Louisiana, and Nevada, and represent a diverse mix of resort and urban destinations, allowing Vacation Club owners the ability to customize their vacation experience.  In addition, we offer our Vacation Club owners access to Caribbean locations, including Aruba.

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

Located next to Big Cedar Lodge, The Bluegreen Wilderness Club is a 40-acre resort overlooking Table Rock Lake with sprawling views of the surrounding Ozarks. Vacation Club owners enjoy a variety of amenities, including a 9,000 square foot clubhouse, lazy river and rock-climbing wall, in addition to full access to the amenities and activities of Big Cedar Lodge.  The Cliffs at Long Creek offers fully furnished homes that can accommodate up to 13 people and other vacation villas while providing access to a clubhouse and amenities at The Bluegreen Wilderness Club.  Paradise Point offers spacious vacation villas with direct access to Table Rock Lake and the Bass Pro Long Creek Marina.

Vacation Club Resorts

	Club Resorts	Location	Total units (1)	Managed by Us (2)	Fee-Based or JIT sales (3)	Sales center (7)
1	Cibola Vista Resort and Spa	Peoria, Arizona	315	✓	✓	✓
2	La Cabana Beach Resort & Casino(4)	Oranjestad, Aruba	449
3	The Club at Big Bear Village	Big Bear Lake, California	38	✓	✓
4	The Innsbruck Aspen	Aspen, Colorado	17	✓
5	Via Roma Beach Resort	Bradenton Beach, Florida	28	✓
6	Daytona SeaBreeze	Daytona Beach Shores, Florida	78	✓		✓
7	Resort Sixty-Six	Holmes Beach, Florida	28	✓
8	The Hammocks at Marathon	Marathon, Florida	58	✓
9	The Fountains, Lake Eve and Oasis Lakes	Orlando, Florida	745	✓	✓	✓
10	Orlando’s Sunshine Resort I & II	Orlando, Florida	84	✓
11	Casa del Mar Beach Resort	Ormond Beach, Florida	118	✓
12	Grande Villas at World Golf Village & The Resort at World Golf Village	St. Augustine, Florida	214	✓		✓
13	Bluegreen at Tradewinds	St. Pete Beach, Florida	160	✓	✓	✓
14	Solara Surfside	Surfside, Florida	60	✓		✓
15	Studio Homes at Ellis Square	Savannah, Georgia	28	✓	✓	✓
16	The Hotel Blake	Chicago, Illinois	160	✓	✓	✓
17	Bluegreen Club La Pension	New Orleans, Louisiana	64	✓		✓
18	Marquee(8)	New Orleans, Louisiana	94	✓	✓	✓
19	The Soundings Seaside Resort	Dennis Port, Massachusetts	69	✓	✓
20	Mountain Run at Boyne	Boyne Falls, Michigan	205	✓		✓
21	The Falls Village	Branson, Missouri	293	✓		✓
22	Paradise Point Resort(5)	Hollister, Missouri	150	✓
23	Bluegreen Wilderness Club at Big Cedar(5)	Ridgedale, Missouri	427	✓		✓
24	The Cliffs at Long Creek(5)	Ridgedale, Missouri	106	✓
25	Bluegreen Club 36	Las Vegas, Nevada	476	✓		✓
26	South Mountain Resort	Lincoln, New Hampshire	116	✓	✓	✓
27	Blue Ridge Village I,II and III	Banner Elk, North Carolina	132	✓
28	Club Lodges at Trillium	Cashiers, North Carolina	36	✓	✓
29	The Suites at Hershey	Hershey, Pennsylvania	78	✓
30	The Lodge Alley Inn	Charleston, South Carolina	90	✓		✓
31	King 583	Charleston, South Carolina	50	✓	✓
32	Carolina Grande	Myrtle Beach, South Carolina	118	✓		✓
33	Harbour Lights	Myrtle Beach, South Carolina	324	✓		✓
34	Horizon at 77th	Myrtle Beach, South Carolina	88	✓	✓
35	SeaGlass Tower	Myrtle Beach, South Carolina	136	✓
36	Shore Crest Vacation Villas I & II	North Myrtle Beach, South Carolina	240	✓		✓
37	MountainLoft I & II	Gatlinburg, Tennessee	394	✓		✓
38	Laurel Crest	Pigeon Forge, Tennessee	298	✓		✓
39	Eilan Hotel and Spa	San Antonio, Texas	163	✓		✓
40	Shenandoah Crossing	Gordonsville, Virginia	136	✓		✓
41	Bluegreen Wilderness Traveler at Shenandoah	Gordonsville, Virginia	146	✓
42	BG Patrick Henry Square	Williamsburg, Virginia	130	✓	✓	✓
43	Parkside Williamsburg Resort	Williamsburg, Virginia	107	✓	✓
44	Bluegreen Odyssey Dells	Wisconsin Dells, Wisconsin	92	✓
45	Christmas Mountain Village	Wisconsin Dells, Wisconsin	381	✓		✓
		Total Units	7,719

	Club Associate Resorts	Location	Managed by Us (2)	Fee-Based or JIT sales (3)
1	Paradise Isle Resort	Gulf Shores, Alabama
2	Shoreline Towers Resort	Gulf Shores, Alabama
3	Dolphin Beach Club	Daytona Beach Shores, Florida	✓
4	Fantasy Island Resort II	Daytona Beach Shores, Florida	✓
5	Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
6	Tropical Sands Resort	Fort Myers Beach, Florida
7	Windward Passage Resort	Fort Myers Beach, Florida
8	Gulfstream Manor	Gulfstream, Florida	✓
9	Outrigger Beach Club	Ormond Beach, Florida
10	Landmark Holiday Beach Resort	Panama City Beach, Florida
11	Ocean Towers Beach Club	Panama City Beach, Florida
12	Panama City Resort & Club	Panama City Beach, Florida
13	Surfrider Beach Club	Sanibel Island, Florida
14	Petit Crest Villas and Golf Club Villas at Big Canoe	Marble Hill, Georgia
15	Pono Kai Resort	Kapaa (Kauai), Hawaii
16	The Breakers	Dennis Port, Massachussetts	✓	✓
17	Lake Condominiums at Big Sky	Big Sky, Montana
18	Foxrun Townhouses	Lake Lure, North Carolina
19	Sandcastle Village II	New Bern, North Carolina
20	Waterwood Townhouses	New Bern, North Carolina
21	Bluegreen at Atlantic Palace	Atlantic City, New Jersey
22	The Manhattan Club	New York, New York		✓
23	Players Club	Hilton Head Island, South Carolina
24	Blue Water Resort at Cable Beach(6)	Nassau, Bahamas	✓	✓

(1)	Represents the total number of units at the Club Resort. Owners in the Vacation Club have the right to use most of the units at each Club Resort in connection with their VOI ownership.
(2)	This resort is managed by Bluegreen Resorts Management, Inc., our wholly-owned subsidiary (“Bluegreen Resorts Management”).
(3)	This resort, or a portion thereof, was developed by third-parties, and we have sold VOIs on their behalf or have arrangements to acquire such VOIs as part of our capital-light business strategy.
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

(5)	This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations.
(6)	This resort is currently closed due to hurricane damage.
(7)	In addition to the sales centers listed in the table, we also operate an additional sales center in Memphis, Tennessee.
(8)	The Marquee is expected to be open for guests in June 2019.

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

Many of our programs involve the sale of a discounted vacation package that typically includes a two to three night stay in close proximity to one of our resort sales offices and requires participation in a sales presentation (a sales tour). Vacation packages are typically sold either in retail establishments, such as Bass Pro stores and outlet malls, or via telemarketing. During the year ended December 31, 2018, we sold over 227,000 vacation packages and 48% of our VOI sales were derived from vacation packages. As of December 31, 2018, we had a pipeline of over 185,000 vacation packages sold, which typically convert to tours at a rate of 55%.

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations. As of December 31, 2018, we sold vacation packages in 69 of Bass Pro’s stores. Bass Pro has a loyal customer base that strongly matches our core demographic. Under the agreement, we also have the right to market VOIs in Bass Pro catalogs and on its website, and to access Bass Pro’s customer database. In exchange, we compensate Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the years ended December 31, 2018, 2017 and 2016, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14%, 15% and 16%, respectively, of our VOI sales volume. Our marketing alliance with Bass Pro originated in 2000, has been renewed twice and currently runs through 2025.    We have continued to meet with Bass Pro’s leadership in an effort to resolve the issues which arose between the parties in 2017 and 2018. While there is no assurance that a resolution will be reached, we remain optimistic that we will achieve a resolution of the outstanding issues. We are hopeful that the resolution will address the timing of entry into the Cabela’s stores and an extension of the parties’ agreements. If reached, the resolution may include a restructuring of the amount and timing of compensation paid to Bass Pro. In the meantime, we continue to execute our vacation package marketing strategy under our current agreement with Bass Pro. While we do not believe that any material additional amounts are due to Bass Pro, our future results would be impacted if the issues are not resolved and by any change in the compensation payable to Bass Pro or the calculation of payments or reimbursements utilized pursuant to the agreements.

We also have an exclusive strategic relationship with Choice Hotels that covers several areas of our business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages. Vacation packages are sold through customer reservation calls transferred to us from Choice and through outbound telemarketing methods utilizing Choice’s customer database. In addition, 37 of our resorts are part of Choice’s Ascend Hotel Collection, which provides us with the opportunity to market to Choice Hotel guests staying at our resorts. Our strategic relationship with Choice Hotels originated in 2013 and was extended in August 2017 for a term of 15 years, with an additional 15-year renewal term thereafter unless either party elects not to renew the arrangement.

In addition, we generate leads and sell vacation packages through our relationships with various other retail operators and entertainment providers. As of December 31, 2018, we had kiosks in 21 outlet malls, strategically selected based on proximity to major vacation destinations and strong foot traffic of consumers matching our core target demographic. We generate vacation package sales from these kiosks. We also generate leads at malls, outlets and high-density locations or events, where contact information for sales prospects is obtained through raffles, giveaways and other attractions. We then seek to sell vacation packages to such prospects, including through telemarketing efforts by us or third-party vendors. As of December 31, 2018, we had lead generation operations in over 460 locations.

We believe that our diverse strategic marketing alliances (including those with Bass Pro, Choice Hotels and other retail operators and entertainment providers) deliver a strategic advantage over certain competitors that rely primarily on relationships with their affiliated hotel brands to drive lead generation and new owner growth. Our goal is to identify marketing partners with brands that attract our targeted owner demographic and to build successful marketing relationships with those partners. We also attempt to structure our marketing alliances to compensate our partners with success-based payments, rather than flat fees for the use of their brand or facilities for lead generation. We believe that the variety in our marketing relationships has facilitated a healthy mix of new owner sales vs. existing owner sales that compare favorably to our competitors. During the year ended December 31, 2018, approximately 48% of our VOI sales were to new owners.

In addition to attracting new customers, we also seek to sell additional VOI points to our existing Vacation Club owners. These sales generally have lower marketing costs and result in higher operating margins than sales generated through other marketing channels. During the years ended December 31, 2018, 2017 and 2016 sales to existing Vacation Club owners accounted for 52%, 49% and 46%, respectively, of our system-wide sales of VOIs. We target a balanced mix of new customer and existing Vacation Club owner sales to drive sustainable long-term growth. The number of owners in our Vacation Club has increased at a 5% CAGR between 2012 and 2018, from approximately 170,000 owners as of December 31, 2012 to approximately 216,000 owners as of December 31, 2018.

We operate 26 sales offices, typically located adjacent to our resorts and staffed with sales representatives and sales managers. As of December 31, 2018, we had over 3,000 employees dedicated to VOI sales and marketing.  We utilize a uniform sales process, offer ongoing training for our sales personnel and maintain strict quality control policies. During the year ended December 31, 2018, 91% of our sales were generated from 17 of our sales offices, which focus on both new customer and existing Vacation Club owner sales. Our remaining 9 sales offices are primarily focused on sales to existing Vacation Club owners staying at the respective resort. In addition, we utilize our telesales operations to sell additional VOIs to Vacation Club owners.

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

Note: Cash sales represent the portion of our system-wide sales of VOIs that is received from the customer in cash within 30 days of purchase.

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

Fee-Based Sales

We offer sales and marketing services to third-party developers for a commission. Under these fee-based sales arrangements, which are typically entered into on a non-committed basis, we sell the third-party developers’ VOIs as Vacation Club interests through our sales and marketing platform. We also provide third-party developers with administrative services, periodic reporting and analytics through our proprietary software platform. We seek to structure the fee for these services to cover selling and marketing costs, plus an operating profit. Historically we have targeted a commission rate of 65% to 75% of the VOI sales price. Notes receivable originated in connection with fee-based sales are held by the third-party developer and, in certain cases, are serviced by us for an additional fee.  In connection with fee-based sales, we are not at risk for development financing and have no capital requirements, thereby increasing return on invested capital, or ROIC.  We also typically hold the HOA management contract associated with these resorts.

Just-In-Time (JIT) Sales

We enter into JIT inventory acquisition agreements with third-party developers that allow us to buy VOI inventory in close proximity to when we intend to sell such VOIs. While we typically enter into such arrangements on a non-committed basis, we may engage in committed arrangements under certain circumstances. Similar to fee-based sales, JIT sales do not expose us to risk for development financing. However, unlike fee-based sales, we hold the consumer finance receivables originated in connection with JIT sales. While JIT sales accounted for only 5% of system-wide sales of VOIs for the year ended December 31, 2018, JIT arrangements are often entered into in connection with fee-based sales arrangements. We also typically hold the HOA management contract associated with these resorts.

Secondary Market Sales

We acquire VOI inventory from HOAs and other owners generally on a non-committed basis. These VOIs are typically obtained by the applicable HOA through foreclosure or termination in connection with HOA maintenance fee defaults. Accordingly, we generally purchase VOIs from secondary market sources at a greater discount to retail price compared to developed VOI sales and JIT sales. During the year ended December 31, 2018, secondary market sales accounted for 19% of our system-wide sales of VOIs.

Developed VOI Sales

Developed VOI sales are sales of VOIs in resorts that we have developed or acquired (excluding inventory acquired pursuant to JIT and secondary market arrangements). During the year ended December 31, 2018, developed VOI sales accounted for 25% of our system-wide sales of VOIs. We hold the notes receivable originated in connection with developed VOI sales. We also typically obtain the HOA management contract associated with these resorts.

Future VOI Sales

Completed VOI inventory increases or decreases from period to period due to the acquisition of inventory through JIT and secondary market arrangements, development of new VOI units, reacquisition of VOIs through notes receivable defaults and changes to sales prices and completed sales. As of December 31, 2018 and 2017, we owned completed VOI inventory (excluding units not currently being marketed as VOIs, such as model units) and had access to additional completed VOI inventory through fee-based and JIT arrangements as follows (dollars are in thousands and represent the then-estimated retail sales value):

	As of December 31,
Inventory Source	2018	2017
Owned completed VOI inventory	$759,327	$754,961
Inventory accessible through fee-based
and JIT arrangements	487,391	401,906
Total	$1,246,718	$1,156,867

Based on current estimates and expectations, we believe this inventory, combined with inventory being developed by us or our third-party developer clients, and inventory that we may reacquire in connection with mortgage and maintenance fee defaults, can support our VOI sales at our current levels for over four years. We maintain relationships with numerous third-party developers and expect additional fee-based and JIT relationships to continue to provide high-quality VOI inventory to support our sales efforts. In addition, we are focused on strategically expanding our inventory through development at three of our resorts over the next several years. We intend to continue to strategically evaluate opportunities to develop or acquire VOI inventory in key strategic markets where we identify growing demand and have already established marketing and sales networks.

During the years ended December 31, 2018 and 2017, the estimated retail sales value and cash purchase price of the VOIs we acquired through secondary market arrangements were as follows (dollars in thousands):

	Years Ended December 31,
	2018	2017
Estimated retail sales value	$164,390	$243,084
Cash purchase price	$11,994	$12,721

In addition to inventory acquired through secondary market arrangements and in connection with notes receivable defaults, we expect to acquire inventory through five JIT arrangements during 2019, three of which provide for committed purchases for 2019, and development activities. Development activities currently consist primarily of additional VOI units being developed at The Cliffs at Long Creek and The Bluegreen Wilderness Club at Big Cedar in Ridgedale, Missouri, and at the Fountains in Orlando, Florida.

Management and Other Fee-Based Services

We earn recurring management fees for providing services to HOAs. These management services include oversight of housekeeping services, maintenance and certain accounting and administrative functions. We believe our management contracts yield highly predictable cash flows that do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus” management fees, which means we generally earn fees equal to 10% to 12% of the costs to operate the applicable resort and have an initial term of three years with automatic one-year renewals. As of December 31, 2018, we provided management services to 49 resorts. We also earn recurring management fees for providing services to the Vacation Club. These services include managing the reservation system and providing owner billing and collection services. Our management contract with the Vacation Club provides for reimbursement of our costs plus a fee equal to $10 per VOI owner. We may seek to expand our management services business, including to provide hospitality management services to hotels for third parties.

In addition to HOA and club management services, which provide a recurring stream of revenue, we provide other fee-based services that produce revenue without the significant capital investment generally associated with the development and acquisition of resorts. These services include, but are not limited to, title and escrow services for fees in connection with the closing of VOI sales, servicing notes receivable held by third parties, typically for a fee equal to 1.5% to 2.5% of the principal balance of the serviced portfolio, and construction management services for third-party developers, typically for fees equal to 4% of the cost of construction of the project. We also receive revenue from retail and food and beverage outlets at certain resorts.

Customer Financing

We generally offer qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years, a fixed interest rate that is determined by the FICO score of the borrower and the amount of the down payment and existing ownership, is fully amortizing in equal installments, and may be prepaid without penalty. Purchasers may receive an additional 1% discount on the interest rate by participating in our pre-authorized payment plan. As of December 31, 2018, 95% of our serviced VOI notes receivable participated in our pre-authorized payment plan. During the year ended December 31, 2018, the weighted-average interest rate on our VOI notes receivable was 15.1%.

VOI purchasers are generally required to make a down payment of at least 10% of the sales price. As part of our continued efforts to manage operating cash flows, we incentivize our sales associates to encourage cash sales and higher down payments on financed sales, with a target of 40-45% of the VOI sales price collected in cash. We also promote a point-of-sale credit card program sponsored by a third-party financial institution. As a result of these efforts, we have increased both the percentage of sales that are fully paid in cash and the average down payment on financed sales. Including down payments received on financed sales, approximately 42% of our system-wide sales of VOIs during the year ended December 31, 2018 were paid in cash within approximately 30 days from the contract date.

See “Sales/Financing of Receivables” below for additional information regarding our receivable financing activities.

Loan Underwriting

We generally do not originate financing to customers with FICO scores below 575. However, we may provide financing to customers with no FICO score if the customer makes a minimum down payment of 20%. For loans made during 2018, the borrowers’ weighted-average FICO  score after a 30-day, “same as cash” period from the point of sale was 726. Further information is set forth in the following table:

FICO Score	Percentage of originated and serviced VOI receivables (1)
<600	2.0%
600 - 699	32.0%
700+	65.0%

(1)	Excludes loans for which the obligor did not have a FICO score. For 2018, approximately 1% of our VOI notes receivable related to financing provided to borrowers with no FICO score.

Collection Policies

Financed VOI sales originated by us typically utilize a note and mortgage. Collection efforts related to these VOI loans are managed by us. Our collectors are incentivized through a performance-based compensation program.

We generally make collection efforts with respect to Vacation Club owners with outstanding loans secured by their VOI by mail, telephone and email (as early as 10 days past due). At 30 days past due, we mail a collection letter to the owner, if a U.S. resident, advising that if the loan is not brought current, the delinquency will be reported to a credit reporting agency. At 60 days past due, we mail a letter to the owner advising that he or she may be prohibited from making future reservations for lodging at a resort. At 90 days past due, we stop the accrual of, and reverse previously accrued but unpaid, interest on the note receivable and typically mail a notice informing the owner that unless the delinquency is cured within 30 days, we may terminate the underlying VOI ownership. If an owner fails to bring the account current within the given timeframe, the loan is typically defaulted and the owner’s VOI is terminated. In that case, we mail a final letter, typically at approximately 120 days past due, notifying the owner of the loan default and the termination of his or her beneficial interest in the VOI property. Thereafter, we may seek to resell the VOI to a new purchaser. In certain cases, at our discretion, we may not default the loan and terminate the underlying VOI, in which case the loan would remain delinquent.

Allowance for Loan Losses

Under vacation ownership accounting rules, we estimate uncollectible VOI notes receivable based on historical amounts for similar VOI notes receivable and do not consider the value of the underlying collateral. We hold large pools of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables. In estimating future loan losses, management does not use a single primary indicator of credit quality, but instead evaluates our VOI notes receivable based upon a combination of factors including a static pool analysis that incorporates the aging of the respective receivables, default trends, and prepayment rates by origination year, as well as the FICO scores of borrowers.

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

Sales/Financing of Receivables

Our ability to sell or borrow against our VOI notes receivable has historically been an important factor in meeting our liquidity requirements. The vacation ownership business generally involves sales where a buyer is only required to pay 10% of the purchase price up front, while at the same time selling and marketing expenses related to such sales are primarily cash expenses that exceed the down payment amount. For the year ended December 31, 2018, our sales and marketing expenses totaled approximately 49% of system-wide sales of VOIs. Accordingly, having facilities for the sale or hypothecation of VOI notes receivable, along with periodic term securitization transactions, has been a critical factor in meeting our short and long-term cash needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our VOI notes receivable purchase facilities and term securitizations.

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

Our Core Operating and Growth Strategies

Grow VOI sales

Our goal is to utilize our sales and marketing platform to achieve VOI sales growth through the expansion of existing alliances, continued development of new marketing programs and additional VOI sales to our existing Vacation Club owners. We believe there are a number of opportunities within our existing marketing alliances to drive future growth, including the potential expansion of our marketing efforts with Bass Pro to include programs focused on Bass Pro’s e-commerce platform. In addition, through our agreement with Choice Hotels, we plan to enhance our marketing program through further penetration of Choice Hotels’ digital and call-transfer programs. In addition to existing programs, we have plans to utilize our sales and marketing expertise to continue to identify unique marketing relationships with nationally-recognized brands that resonate with our core demographic. In addition, we will continue to actively seek to sell additional VOI points to our existing Vacation Club owners, which typically involve significantly lower marketing costs and have higher conversion rates compared to sales to new customers. Our goal is to expand and update our sales offices to more effectively convert tours generated by our marketing programs into sales. To this end, we are focused on identifying high traffic resorts where we believe increased investment in sales office infrastructure will yield strong sales results.

Continue to enhance our Vacation Club experience

We believe our Vacation Club offers owners exceptional value. Our Vacation Club offers owners access to our 45 Club Resorts and 24 Club Associate Resorts in premier vacation destinations, as well as access to over 11,000 other hotels and resorts and other vacation experiences, such as cruises, through partnerships and exchange networks. We continuously seek new ways to add value and flexibility to our Vacation Club membership and enhance the vacation experience of our Vacation Club owners, including the addition of new destinations, the expansion of our exchange programs and the addition of new partnerships to offer increased vacation options. We also continuously seek to improve our technology, including websites and applications, to enhance our Vacation Club owners’ experiences. We believe this focus, combined with our high-quality customer service, will continue to enhance the Vacation Club experience, driving sales to new owners and additional sales to existing Vacation Club owners.

Grow our higher-margin, cash generating businesses

We seek to continue to grow our ancillary businesses, including resort management, title services and loan servicing. We believe these businesses can grow with little additional investment in infrastructure and potentially produce higher-margin revenue.

Increase sales and operating efficiencies across all customer touch-points

We actively seek to improve our operational execution across all aspects of our business. In our sales and marketing platform, we utilize a variety of screening methods and data-driven analyses intended to identify and attract high-quality prospects to our sales offices in an effort to increase Volume Per Guest (“VPG”), an important measure of sales efficiency. We also continue to test new and innovative methods to generate sales prospects with a focus on increasing cost efficiency. In connection with our management services and consumer financing activities, we will continue to seek to leverage our size, infrastructure and expertise to increase operating efficiency and profitability. In addition, as we expand, we expect to gain further operational efficiencies by streamlining our support operations, such as call centers, customer service, administration and information technology.

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

Pursue strategic transactions

As part of our growth strategy, we may seek acquisitions of other VOI companies, resort assets, sales and marketing platforms, management companies and contracts, and other assets, properties and businesses, including where we believe significant synergies and cost savings may be available. We may choose to pursue these acquisitions directly or in partnership with third-party developers or others, including pursuant to arrangements where third-party developers purchase the resort assets and we sell the VOIs in the acquired resort on a commission basis. We have a history of successfully identifying, acquiring and integrating complementary businesses, and we believe our flexible sales and marketing platform enables us to complete these transactions in a variety of economic conditions.

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

The vacation ownership industry was historically highly fragmented, with a large number of local and regional resort developers and operators having small resort portfolios of varying quality. We believe that growth in the vacation ownership industry has been driven by increased interest from resort developers and globally-recognized lodging and entertainment brands, increased interest from consumers seeking flexible vacation options, continued product evolution and geographic expansion. Approximately 9.6 million families (approximately 7.1% of U.S. households) own at least one VOI.

The average VOI owner is 40 years old, married, and 79% have either graduated from college or have attended some college.  VOI owners have an average household income of over $86,000 which is much higher than the average household income for the U.S.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation. We are subject to various federal, state, local and foreign environmental, zoning, consumer protection and other laws, rules and regulations, including those regarding the acquisition, marketing and sale of VOIs, as well as various aspects of our financing operations. At the federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity.

In addition to the laws applicable to our customer financing and other operations discussed below, we are or may be subject to the Fair Housing Act and various other federal laws, rules and regulations. We are also subject to various foreign laws with respect to La Cabana Beach Resort and Casino in Oranjestad, Aruba and Blue Water Resort at Cable Beach in Nassau, Bahamas. The cost of complying with applicable laws and regulations may be significant and while we strive to be in compliance, we may not at all times be successful. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on our results and operations.

Our vacation ownership product is subject to various regulatory requirements, including state and local approvals. In most states we are required to file a detailed offering statement describing our business and all material aspects of the project and sale of VOIs with a designated state authority. In addition, when required by state law, we provide our VOI purchasers with a public offering disclosure statement that contains, among other items, detailed information about the VOI product and the purchaser’s rights and obligations as a VOI owner. Laws in each state where we sell VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by us. Most states have other laws that regulate our activities, including real estate licensure requirements, sellers of travel licensure requirements, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws.

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

During the year ended December 31, 2018, approximately 6% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and third-party vendors’ outbound telemarketing efforts. We attempt to monitor the actions and legal and regulatory compliance of these third parties, but there are risks associated with our and such third parties’ telemarketing efforts. In recent years, state and federal regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While we continue to be subject to telemarketing risks and potential liability, we believe our exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be partially mitigated by the use of  “permission based marketing,” whereby we obtain the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. We have also implemented policies and procedures that we believe will help reduce the possibility that individuals who have requested to be placed on a “do not call” list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

To date, no material fines or penalties have been imposed on us as a result of our telemarketing operations. However, from time to time, we have been the subject of proceedings for violation of the telemarketing laws and other laws applicable to the marketing and sale of VOIs. See “Item 3. Legal Proceedings” for a  description of  litigation that was brought against us in January 2019 relating to telemarketing sales activities.

See “Risk Factors” for a description of additional risks with respect to regulatory compliance.

Competition

We compete with various high profile and well-established firms, many of which have greater liquidity and financial resources than we do. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate vacation ownership resorts directly or through subsidiaries include Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Grand Vacations, Wyndham Destinations, and Diamond Resorts International. We also compete with numerous smaller owners and operators of vacation ownership resorts and from alternative lodging options available to consumers through both traditional methods of delivery as well as new web portals and applications, including private rentals of homes, apartments or condominium units, which have increased in popularity in recent years. Our ability to remain competitive and to attract and retain customers depends on our customers’ satisfaction with our products and services as well as on distinguishing the quality, value, and efficiency of our products and services from those offered by our competitors. In our fee-based services business, we typically compete with Hilton Grand Vacations and Wyndham Destinations. In addition to competing for sales leads, prospects and fee-based service clients, we compete with other VOI developers for marketing, sales and resort management personnel.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our revenue and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Although more potential customers typically visit our sales offices during the quarters ending in June and September, our ultimate recognition of the resulting sales during these periods may be later as a result of the impact of the amount of down payment provided by customers or due to the timing of development and required use of the percentage-of-completion method of accounting.

Employees

As of December 31, 2018, we had 5,816 employees, 529 of whom were located at our headquarters in Boca Raton, Florida, and 5,287 of whom were located in regional field offices throughout the United States and Aruba. As of December 31, 2018, approximately 28 of our employees were covered by two collective bargaining agreements, which address the terms and conditions of their employment, including pay rates, working hours, certain employee benefits and procedures for settlement of labor disputes. We believe that our relations with our employees are good.

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

Subsequent Event

On March 4, 2019, BBX Capital announced its intention to take Bluegreen private through a short-form merger under Florida law pursuant to which BBX Capital will acquire all of the outstanding shares of Bluegreen’s common stock not currently owned by BBX Capital. If the proposed merger is completed, Bluegreen will become a wholly-owned subsidiary of BBX Capital and each share of Bluegreen’s common stock outstanding at the effective time of the merger, other than shares beneficially owned by BBX Capital and shareholders who duly exercise and perfect appraisal rights in accordance with Florida law, will be converted into the right to receive $16.00 per share in cash.

BBX Capital, indirectly through a wholly owned subsidiary, currently owns approximately 90% of Bluegreen’s outstanding common stock. Under Florida law, because BBX Capital owns more than 80% of the outstanding shares of Bluegreen’s common stock, the merger may be consummated without the approval of, or action by, Bluegreen’s Board of Directors or its other shareholders. Accordingly, Bluegreen’s Board of Directors did not approve or disapprove the merger, and Bluegreen’s shareholders will not be asked to approve or disapprove the merger but will have statutory appraisal rights if the merger is consummated.

The merger is expected to be completed 30 days after the Schedule 13E-3 filed with the SEC relating to the merger is first mailed to Bluegreen's shareholders, or as soon as practicable thereafter.  However, the merger may be terminated at any time before it becomes effective. There is no assurance that the merger will be consummated on the contemplated terms, or at all.

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

•	our ability to maintain, enhance or expand our marketing arrangements and relationships;
•	changes in taxes and governmental regulations, including those that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•	the costs and efforts associated with complying with applicable laws and regulations, and the costs and consequences of non-compliance;
•	risks related to the development or acquisition of resorts and inventory, including delays in, or cancellations of, planned or future resort development or inventory acquisition activities;
•	shortages of labor or labor disruptions;
•	the availability and cost of capital necessary for us and third-party developers with whom we do business to fund investments, capital expenditures and service debt obligations;
•	our ability to securitize the receivables that we originate in connection with VOI sales;
•	the financial condition of third-party developers with whom we do business;
•	relationships with third-party developers, our Vacation Club members and HOAs;
•	changes in the supply and demand for our products and services;
•	lack of security over inappropriate access to customer or Company records;
•	private resales of VOIs and the sale of VOIs in the secondary market; and
•	unlawful or deceptive third-party VOI resale, cease and desist, or vacation package sales schemes, and reputational risk associated therewith.

Any of these factors could increase our costs, limit or reduce the prices we are able to charge for our products and services or adversely affect our ability to develop or acquire new resorts or source VOI supply from third parties, or otherwise adversely impact our business, prospects or results.

Our business and operations, including our ability to market VOIs, may be adversely affected by general economic conditions and, conditions affecting the vacation ownership industry and the availability of financing.

Our business is subject to risks related to general economic and industry conditions and trends. Our results, operations and financial condition may be adversely affected by unfavorable general economic and industry conditions, such as high unemployment rates and job insecurity, declines in discretionary spending, declines in real estate values and the occurrence of adverse weather or geopolitical conflicts, including if these or other factors adversely impact the availability of financing for us or our customers or the ability of our customers’ to otherwise pay amounts owed under notes receivable. Further, adverse changes affecting the vacation ownership industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and other consumer preferences, demographic and vacation patterns, changes in governmental regulation of the industry, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on our business. This includes risks relating to conditions that negatively shape public perception of our resorts or of travel or the vacation ownership or hospitality industry generally, including travel-related accidents, disease outbreaks, whether in regions generally, at third party properties or at our resorts (including reputational damage, remediation costs and other potential liability and adverse impact of any such outbreak at our resorts).  Our operations and results may be negatively impacted if we are unable to update our business strategy over time and from time to time in response to changing economic and industry conditions.

If we are unable to develop or acquire VOI inventory or enter into and maintain fee-based service agreements or other arrangements to source VOI inventory, our business and results would be adversely impacted.

In addition to developed VOI sales, we source VOIs as part of our capital-light business strategy through fee-based service agreements with third-party developers and through JIT and secondary market arrangements. If we are unable to develop or acquire resorts at the levels or in the time frames anticipated, or are unsuccessful in entering into agreements with third-party developers or others to source VOI inventory in connection with our capital-light business strategy, we may experience a decline in VOI supply or an increase in VOI cost, which could have a negative impact on our results and operations and/or a decrease in its sales. In addition, a decline in VOI supply and sales could result in a decrease in financing revenue that is generated by VOI sales and fee and rental revenue that is generated by our management services.

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

The federal government and the state and local jurisdictions in which we operate have enacted extensive regulations that affect the manner in which we market and sell VOIs and conduct our other business operations. In addition, federal, state and local regulators may enact new laws and regulations that may adversely affect our results or require us to modify our business practices substantially.  Many states have adopted specific laws and regulations regarding the sale of VOIs. Many states, including Florida and South Carolina, where certain of our resorts are located, extensively regulate VOI and timeshare-related activities, including the creation and management of resorts, the marketing and sale of properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Timesharing Transaction Procedures Act. Most states also have other laws that are applicable to our activities, such as timeshare project registration laws, real estate licensure laws, mortgage licensure laws, sellers of travel licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and consumer credit laws. Our management of, and dealings with, HOAs, including our purchase of defaulted inventory from HOAs in connection with our secondary market sales, are also subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making, and the imposition of maintenance assessments.

We are authorized to market and sell VOIs in all locations at which our marketing and sales activities are conducted. If our agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew our licenses, render our sales contracts void or voidable, or impose fines on us based on past activities.

In addition, the federal government and the state and local jurisdictions in which we conduct business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “do not call” list, the making of marketing and related calls to cell phone users, a significant development in light of cell phone usage becoming the primary method of communication, the Telemarketing Sales Rule, the Telephone Consumer Protection Act and the CAN-SPAM Act of 2003. These regulations, as well as international data protection laws, have impacted our marketing of VOIs. While we have taken steps designed to ensure compliance with applicable regulations, these steps have increased and are expected to continue to increase our marketing costs and may not prevent failures in compliance. Additionally, adoption of new state or federal laws regulating marketing and solicitation, and changes to existing laws, could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect the amount and timing of our VOI sales. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on our marketing strategies and results. Further, from time to time, complaints are filed against us by individuals claiming that they received calls in violation of applicable regulations. See “Item 3. Legal Proceedings” for description of  litigation that was brought against us in January 2019 relating to telemarketing sales activities.

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

From time to time in the ordinary course of our business, consumers file complaints against us. We may be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding our activities, including requiring the refund of all or a portion of the purchase price paid by the customer for the VOI. If we  are found to have not complied with applicable federal, state and local laws and regulations, such violations may have adverse implications on us, including rendering our VOI sales contracts void or voidable, negative publicity, potential litigation and regulatory fines or other sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on our business, results of operations or financial position.

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

We anticipate that we will continue to seek and use external sources of liquidity, including borrowings under our existing credit facilities, under credit facilities that we may obtain in the future, under securitizations in which we may participate in the future or pursuant to other borrowing arrangements, to:

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

As of December 31, 2018, we had $29.1 million of indebtedness scheduled to become due during 2019. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. However, there is no assurance that we will be able to renew, extend or refinance all or any portion of our outstanding debt or otherwise obtain sufficient external sources of liquidity, in each case, on attractive terms, or at all. If we are unable to do so, our liquidity and financial condition may be materially, adversely impacted.

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

Adverse conditions in the mortgage industry, including credit availability, borrowers’ financial profiles, prepayment rates and other factors, including those outside of our control may increase the default rates we experience or otherwise negatively impact the performance of our notes receivable. In addition, in recent years, third parties have been discouraging certain borrowers from staying current on their note payments. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or we may determine that the cost of doing so may not be justified. Historically, we have generally not pursued such recourse against our customers. In the case of our notes receivable secured by VOIs, if we are unable to collect the defaulted amount due, we traditionally have terminated the customer’s interest in the Vacation Club and then remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling and administrative costs associated with the original sale and such costs generally exceed the cash received by us from the buyer at the time of the sale. In addition, we will need to incur such costs again in order to resell the VOI. We update our estimates of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in expected losses related to notes originated in prior periods. In addition, defaults may cause buyers of, or lenders whose loans are secured by, our VOI notes receivable to reduce the amount of availability or advance rates under receivables purchase and credit facilities, or result in an increase in the interest costs associated with such facilities. In such an event, the cost of financing may increase and we may not be able to secure replacement or alternative financing on terms acceptable to us, if at all, which would adversely affect our earnings, financial position and liquidity.

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

In addition, under the terms of our pledged and receivable sale facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of our securitization transactions require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables. These agreements also often include terms providing for substantially all of our cash flow from our retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from us in the event of defaults or delinquencies by customers in excess of stated thresholds, or if other performance thresholds are not met.

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

Further, the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and may limit our ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments. If we fail to comply with the terms of our debt instruments, such debt may become due and payable immediately, which would have a material adverse impact on our cash position and financial condition. Significant resources may be required to monitor our compliance with our debt instruments (from a quantitative and qualitative perspective), and such monitoring efforts may not be effective in all cases. We may also incur substantial additional indebtedness in the future. If new debt or other liabilities are added to our current debt levels, the related risks that we face could intensify.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to our variable-rate debt would be an annual increase of $2.9 million, based on balances as of December 31, 2018.

The ratings of third-party rating agencies could adversely impact our ability to obtain, renew or extend credit facilities, or otherwise raise funds.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. In February 2019, Standard & Poor’s Rating Services affirmed our ‘B+’ credit rating. Our corporate credit rating is also based, in part, on rating agencies’ speculation about our potential future debt and dividend levels. If rating agencies were to downgrade our corporate credit ratings, our ability to raise funds on favorable terms, or at all, and our liquidity, financial condition and results of operations could be adversely impacted. See “We would suffer substantial losses and our liquidity position could be adversely impacted if an increasing number of customers to whom we provide financing default on their obligations” above. In addition, if rating agencies downgraded their original ratings on certain bond classes in our securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and our ability to sell future bonds on favorable terms or at all. While we are not aware of any reasonably likely downgrades to our corporate credit rating or the ratings of bond classes in our securitizations, such ratings changes can occur without advance notice.

There are risks associated with our maintenance and addition of strategic partnerships and arrangements.

We generate a significant portion of our new sales prospects and leads through our arrangements with various third parties, including Bass Pro and Choice Hotels, and are dependent upon existing and future relationships in order to acquire new customers. VOI sales to prospects and leads generated by our marketing arrangement with Bass Pro accounted for approximately 14% and 15% of our VOI sales volume during the years ended December 31, 2018 and 2017, respectively. If our agreement with Bass Pro, or any other significant marketing arrangement, does not generate a sufficient number of prospects and leads or is terminated or limited and not replaced by another source of sales prospects and leads, we may not be able to successfully market and sell our products and services at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with our marketing efforts. We have continued to meet with Bass Pro’s leadership in an effort to resolve the issues which arose between the parties in 2017 and 2018. While we do not believe that any material additional amounts are due to Bass Pro, our future results would be impacted if the issues are not resolved and by any change in the compensation payable to Bass Pro or the calculation of payments or reimbursements utilized pursuant to the agreements.

Our future success depends on our ability to market our products and services successfully and efficiently and our marketing expenses have increased and may continue to increase in the future.

As previously described, we compete for customers with hotel and resort properties, other vacation ownership resorts and alternative lodging options, including private rentals of homes, apartments or condominium units. The identification of sales prospects and leads, and the marketing of our products and services to them are essential to our success. We incur expenses associated with marketing programs in advance of the closing of sales. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to sales, we may be unable to recover the expense of our marketing programs and systems and our business, operating results and financial condition would be adversely affected. In addition, while sales to existing owners have increased recently, we also continue to focus our marketing efforts on selling to new customers, which typically involves a relatively higher marketing cost compared to sales to existing owners.  These efforts may result in increases in our sales and marketing expenses. If we are not successful in offsetting the cost increase with greater sales revenue, our operating results and financial condition would be adversely impacted. In addition, our marketing efforts are subject to the risk of changing consumer behavior. Changes in consumer behavior may adversely impact the effectiveness of marketing efforts and strategies which we have in place and we may not be able to timely and effectively respond to such changes.  In addition, we may not be able to continue to increase or maintain our level of sales to existing owners.

We may not be successful in maintaining or expanding our capital-light business relationships, or our capital-light activities, including fee-based sales and marketing arrangements, and JIT and secondary market sales activities, and such activities may not be profitable, which would have an adverse impact on our results of operations and financial condition.

We offer fee-based marketing, sales, resort management and other services to third-party developers. We have over the last several years continued to expand our capital-light business strategy, which we believe enables us to leverage our expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. We intend to continue our focus on our capital-light business activities as such activities generally produce positive cash flow and typically require less capital investment than our traditional vacation ownership business. We have attempted to structure these activities to cover our costs and generate a profit. Sales of third-party developers’ VOIs must generate sufficient cash to comply with the terms of their financing obligations as well as to pay the fees or commissions due to us. The third-party developers may not be able to obtain or maintain financing necessary to meet their requirements, which could impact our ability to sell the developers’ inventory. While we could attempt to utilize other arrangements, including JIT arrangements, where we would utilize our receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to us and impact profitability. We commenced our capital-light activities largely during the “Great Recession” in response to poor economic conditions and our fee-based and other capital-light business activities in the future may be adversely impacted by changes in economic conditions. When we perform fee-based sales and marketing services, we sell VOIs in resorts developed by third parties as an interest in the Vacation Club. This subjects us to a number of risks typically associated with selling products developed by others under our own brand name, including litigation risks. Further, these arrangements may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into agreements are not able to fulfill their obligations to us, the inventory we expect to acquire or market and sell on their behalf may not be available when expected or at all, or may not otherwise meet agreed-upon specifications. Further, if these third parties do not perform as expected and we do not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, our ability to maintain or increase sales levels would be adversely impacted.

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
•

any damage or interruption of access to physical assets resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms, which may increase in frequency or severity due to climate change or other factors; and

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

In addition, we may from time to time have disagreements with VOI owners and HOAs resulting from our provision of management services. Failure to resolve such disagreements may result in litigation and additional costs. Further, disagreements with HOAs could also result in the loss of management contracts, which would negatively affect our revenue and results, and may also have an adverse impact on our ability to generate sales from existing VOI owners.

Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. If a management contract is terminated or not renewed on favorable terms or is renegotiated in a manner adverse to us, our revenue and cash flows would be adversely affected.

Our results of operations and financial condition may be materially and adversely impacted if we do not continue to participate in exchange networks and other strategic alliances with third parties or if our customers are not satisfied with the networks in which we participate or our strategic alliances.

We believe that our participation in exchange networks and other strategic alliances and our Traveler Plus program make ownership of our VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at our resorts. Our participation in the RCI exchange network allows Vacation Club owners to use their points to stay at over 4,300 participating resorts, based upon availability and the payment of a variable exchange fee. During the year ended December 31, 2018, approximately 8% of Vacation Club owners utilized the RCI exchange network for a stay of two or more nights. We also have an exclusive strategic arrangement with Choice Hotels pursuant to which, subject to payments and conditions, certain of our resorts have been branded as part of Choice Hotels’ Ascend Hotel Collection. Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays at Choice Hotels. For a nominal annual fee and transactional fees, Vacation Club owners may also participate in our Traveler Plus program, which enables them to use points to access an additional 48 direct exchange resorts and for other vacation experiences such as cruises.  In addition, Traveler Plus members can directly use their Vacation Club points for stays at Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America. We may not be able to or desire to continue to participate in the RCI or direct exchange networks in the future or maintain or extend our other marketing and strategic networks, alliances and relationships. In addition, these networks, alliances and relationships, and our Traveler Plus program, may not continue to operate effectively, and our customers may not be satisfied with them. In addition, we may not be successful in identifying or entering into new strategic relationships in the future. If any of these events should occur, our results of operations and financial condition may be materially and adversely impacted.

If maintenance fees at our resorts and/or Vacation Club dues are required to be increased, our product could become less attractive and our business could be harmed.

The maintenance fees, special assessments and Vacation Club dues that are levied by HOAs and the Vacation Club on VOI owners may increase as the costs to maintain and refurbish properties, and to keep properties in compliance with our standards and applicable regulations, increase. Increases in such fees, assessments or dues could negatively affect customer satisfaction with our Vacation Club or otherwise adversely impact VOI sales to both new customers and existing VOI owners or could contribute to additional defaults.

Our strategic transactions may not be successful and may divert our management’s attention and consume significant resources.

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

In addition to stays at our resorts, Vacation Club owners have access to other resorts and hotels as a result of our participation in exchange programs and our other strategic alliances. Accordingly, Vacation Club owners have access to resorts that we do not manage, own or operate. If those resorts are not maintained in a manner consistent with our standards of quality or our Vacation Club owners are otherwise dissatisfied with those resorts, we may be subject to customer complaints and our reputation and brand could be damaged. In addition, our agreements with these resorts or their owners may expire, be terminated or not be renewed, or may be renegotiated in a manner adverse to us, and we may be unable to enter into new agreements that provide Vacation Club owners with equivalent access to additional resorts, any or all of which could materially adversely impact our business, operating results and financial condition.

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

We maintain insurance coverage for liability, property and other risks with respect to our operations and activities. While we have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary, market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. The cost of insurance may increase and our coverage levels may decrease, which may affect our ability to maintain customary insurance coverage and deductibles at acceptable costs. There is a limit as well as various sub-limits on the amount of insurance proceeds we will receive in excess of applicable deductibles. If an insurable event occurs that affects more than one of our properties, the claims from each affected property may be considered together to determine whether the individual occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached. If the limits or sub-limits are exceeded, each affected property may only receive a proportional share of the amount of insurance proceeds provided for under the policy. Further, certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, and certain environmental matters, may be outside the general coverage limits of our policies, subject to large deductibles, deemed uninsurable or too cost-prohibitive to justify insuring against. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of the affected resort or in some cases may not provide a recovery for any part of a loss. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future marketing, sales or revenue opportunities from the property. Further, we could remain obligated under guarantees or other financial obligations related to the property despite the loss of product inventory, and our VOI owners could be required to contribute toward deductibles to help cover losses.

Adverse outcomes in legal or other regulatory proceedings, including claims of non-compliance with applicable regulations or development-related defects, could adversely affect our financial condition and operating results.

In the ordinary course of business, we are subject to litigation and other legal and regulatory proceedings, which result in significant expenses and devotion of time and we may agree to indemnify third parties or our strategic partners from damages or losses associated with such risks. In addition, litigation is inherently uncertain and adverse outcomes in the litigation and other proceedings to which we are or may be subject could adversely affect our financial condition and operating results.

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

Our business may be adversely impacted by negative publicity, including information spread through social media.

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

The tax impacts resulting from the Tax Cuts and Jobs Act are based on interpretations and assumptions the Company has made. Any changes in interpretations and assumptions or the issuance of additional regulatory guidance may have a material adverse impact on our tax rate in fiscal years 2018 and beyond.

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”), was signed into law, significantly changing the U.S. Internal Revenue Code. These changes include, among other things, lowering the corporate income tax rate, subjecting certain future foreign subsidiary earnings, whether or not distributed, to U.S. tax under a Global Intangible Low-Taxed Income provision, imposing a new alternative “Base Erosion and Anti-Abuse Tax” on U.S. corporations that limits deductions for certain amounts payable to foreign affiliates, imposing significant additional limitations on the deductibility of interest payable to related and unrelated lenders, further limiting deductible executive compensation, and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries through the end of 2017. Many of the changes effected pursuant to the Tax Reform Act may have an adverse or volatile effect on our tax rate in future fiscal years, thereby affecting our results of operations.

Risks Related to Ownership of Our Common Stock

BBX Capital’s controlling position in our common stock limits our shareholders’ ability to influence corporate matters, including the outcome of director elections and other matters requiring shareholder approval.

BBX Capital holds approximately 90% of our outstanding common stock. As a result of such ownership position, BBX Capital is able to exercise control over all matters requiring shareholder approval, including the election of directors, amendments of our Amended and Restated Articles of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change in control or changes in management and will make the approval of certain transactions impossible without the support of BBX Capital. Alan B. Levan, our Chairman and the Chairman of BBX Capital, and John E. Abdo, our and BBX Capital’s Vice Chairman, may be deemed to control BBX Capital by virtue of their collective ownership of the Class A Common Stock and Class B Common Stock of BBX Capital. The interests of BBX Capital and Mr. Alan Levan and Mr. Abdo may conflict with our interests or the interests of our other shareholders, including that they may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance BBX Capital’s investment in us or improve BBX Capital’s financial condition, even though such transactions might involve risks to us. In addition, this concentration of ownership could deprive shareholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

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
•

risks related to our business and industry, including announcements by us or our competitors of significant issues or significant acquisitions, joint marketing relationships, joint ventures or other transactions;

•	introduction of new products or services by us or our competitors;
•	variations in our quarterly operating results and those of our competitors, including seasonal fluctuations;
•	additions or departures of key personnel;
•	general economic and stock market conditions;
•	changes in conditions or trends in our industry, markets or customers;
•	regulatory and legal proceedings, investigations and developments;
•	political developments;
•	changes in accounting principles;
•	changes in tax legislation and regulations;
•	terrorist acts;
•	accumulation of publicly held shares and the timing and amount of future purchase or sales of our common stock or other securities;
•	defaults under agreements governing our indebtedness; and
•	investor perceptions with respect to our common stock relative to other investment alternatives.

The stock markets in general have often experienced volatility that has sometimes been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline, regardless of our operating performance. In addition, the relatively low amount of our shares traded in the public markets can increase the volatility in our stock price.  In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type may be expensive to defend and may divert our management’s attention and resources from the operation of our business.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation.

As a Securities and Exchange Commission (“SEC”) reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting. Beginning with this Annual Report on Form 10-K, we are required to provide annual management reports on the effectiveness of our internal control over financial reporting. In addition, once we cease to qualify as an emerging growth company and provided we are not at that time a non-accelerated filer, our Annual Reports on Form 10-K will be required to include independent registered public accounting firm attestations of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have dedicated a significant amount of time and resources to implement our internal financial and accounting controls and procedures. Substantial work and expenses may continue to be required to implement, document, assess, test and, as necessary, remediate our system of internal controls.

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

During 2018, we paid quarterly dividends on our common stock of $0.15 per share.  During January 2019, our board of directors declared a cash dividend on our common stock of $0.17 per share. We currently intend to continue to pay quarterly cash dividends on our common stock in an amount equal to $0.17 per share. However, any dividends, including the timing and amount thereof, will be at the discretion of our board of directors and will be subject to applicable law and contractual restrictions, including restrictions contained in our credit facilities, and our financial condition, results of operations, available cash, capital requirements, general business conditions and prospects, and other factors that our board of directors may deem relevant. Accordingly, we may not make dividend payments on our common stock in the amount or when anticipated, or at all.

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

Due to the limited public float of our common stock as a result of BBX Capital’s 90.4% interest, there is limited trading volume in our common stock, the market price of our common stock may be volatile and shareholders may not be able to sell their shares in the amounts desired without impacting the market price of our common stock.  In addition, we believe that certain shareholders have significant holdings of shares of our common stock within the public float.  The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. These sales, or the perception that these sales might occur, could depress the market price of our common stock and make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until December 31, 2022, we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. We have relied, and for so long as we remain an emerging growth company, we are permitted, and intend, to rely, on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include reduced financial disclosure, reduced disclosure obligations regarding executive compensation, exemptions from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on some or all of these exemptions. If investors find our common stock less attractive, the trading levels with respect to our common stock may decline and our stock price may be more volatile.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

Our principal executive office is located at 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431, and consists of approximately 120,838 square feet of leased space.  At December 31, 2018, we also maintained sales offices at or near 26 of our resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana.  For information regarding resort properties that are a part of our Vacation Club, please see “Item 1. Business - Our Products - Vacation Club Resorts.”

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

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 8.4% in 2018. We also estimate that approximately 14.4% of the total delinquencies on our VOI notes receivable as of December 31, 2018 related to VOI notes receivable subject to this issue. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners, and in certain circumstances against the exit firms.  See the “Totten” case filed in December 2018 described below.

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

Whitney Paxton and Jeff Reeser, on behalf of themselves and all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Phillip Hicks and Todd Smith, Case No. 3:16-CV-523-HSM-HBG, United States District Court, Eastern District of Tennessee at Knoxville

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also sought damages in the amount of the unpaid compensation owed to the plaintiffs. The court granted preliminary approval of class action in September 2017 to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. In February 2019, the parties agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are fully prepared and executed.

Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson v. Bluegreen Corporation, Case No.: 2018CA004782, 15th Judicial Circuit Court, Palm Beach County, Florida

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against us which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The purported class action lawsuit was dismissed without prejudice after mediation.  However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. We intend to file a motion for summary judgment seeking dismissal of the suit.

Gordon Siu, individually and on behalf of all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Choice Hotels International, Inc., et al., Case No. 3:18-CV-00022, U.S. District Court for the Southern District of California

On January 4, 2018, Gordon Siu, individually and on behalf of all others similarly situated, filed a lawsuit against BVU and Choice Hotels International, Inc. which asserted claims for alleged violations of California law that relates to the recording of telephone conversations with consumers. Plaintiff alleged that after staying at a Choice Hotels resort, defendants placed a telemarketing call to plaintiff to sell the Choice Hotels customer loyalty program and a vacation package at a Choice hotel via the Bluegreen Getaways vacation package program.  Plaintiff alleged that he was not timely informed that the phone conversation was being recorded and sought certification of a class comprised of other persons recorded on calls without their consent within one year before the filing of the original complaint.  After BVU moved to dismiss the complaint, plaintiff amended his complaint to dismiss one of the two causes of action in the original complaint on the basis that that particular statute only concerns land line phones. Plaintiff and Choice agreed to a confidential settlement and Choice was dismissed from this lawsuit. On November 22, 2018, the parties agreed to settle the matter for a nominal amount.  In January 2019, the settlement was approved, and the case is now closed.

Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, on behalf of themselves and all others similarly situated v. Bluegreen Vacations Unlimited, Inc. and Bluegreen Vacations Corporation, Case No. 18-cv-994, United States District Court, Eastern District of Wisconsin

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that we failed to disclose the identity of the seller of real property at the beginning of our initial contact with the purchaser; that we misrepresented who the seller of the real property was; that we misrepresented the buyer’s right to cancel; that we included an illegal attorney’s fee provision in the sales document(s); that we offered an illegal “today only” incentive to purchase; and that we utilize an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from us one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action. We have filed a motion to dismiss the complaint which is pending.

Bluegreen Vacations Unlimited, Inc. and Bluegreen Vacations Corporation v. Totten Franqui Davis & Burk, LLC et al., Case No. 6:18-02188-RBD-DCI, United States District Court for the Middle District of Florida, Orlando Division

On December 21, 2018, we and BVU filed a lawsuit against timeshare exit firm Totten Franqui and certain other affiliated timeshare exit companies (“TPEs”). In the compliant, we argue that through various forms of deceptive advertising, as well as inappropriate direct contact with or VOI owners, the TPEs make false statements about us and provide misleading information to the VOI owners. We also believe that the TPEs induce our VOI owners to breach their contracts and stop making payments to us, which typically results in a default on the VOI note and termination of the VOI.  Thereafter, the TPEs, despite often times doing no more than encouraging non-payment, claim that they “helped” the consumer “exit” their timeshare contract. We believe that all of this results in the consumer paying fees to the TPEs in exchange for illusory services. We have asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims.

Shehan Wijesinha, individually and on behalf of all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Case No. 19CV20073, United States District Court for the Southern District of Florida

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act. It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent.  Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action.

Debbie Adair et al. v. Bluegreen Vacations Unlimited, Inc. et al., Case No. 19-1-003, Chancery Court for the Fourth Judicial District for Sevier County, Tennessee

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Plaintiffs seek rescission of their contracts, money damages, including statutory treble damages, or in the alternative, punitive damages in an amount not less than $0.5 million. We believe the lawsuit is without merit and intend to vigorously defend the action. We have agreed to indemnify Bass Pro with respect to the claims brought against us in this proceeding.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock

Our common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “BXG” since our initial public offering on November 17, 2017. Prior to that time, our common stock was not publicly traded.

The number of shareholders of record of our common stock as of February 22, 2019 was 2. The number of record holders does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other nominee holders.

The following table sets forth the quarterly high and low trading prices for our common stock as reported by the NYSE from for each quarter since our initial public offering on November 17, 2017 through December 31, 2018.

	Common Stock
	High	Low
Calendar Year 2018
First Quarter	$22.47	$16.65
Second Quarter	$25.69	$19.30
Third Quarter	$26.22	$17.20
Fourth Quarter	$18.04	$10.68

Calendar Year 2017
Fourth Quarter (beginning November 17, 2017)	$18.34	$12.50

Dividends

During the year ended December 31, 2017, we paid cash dividends totaling $40.0 million to BBX Capital, our sole shareholder prior to our initial public offering on November 17, 2017.  During the year ended December 31, 2018, we paid quarterly cash dividends on our common stock of $0.15 per share, or $44.8 million.  During January 2019, our board of directors declared, and in February 2019 we paid, a cash dividend on our common stock of $0.17 per share.  We currently intend to continue to pay quarterly cash dividends on our common stock of $0.17 per share. However, there is no assurance that we will continue to pay dividends in such amount or at all in the future. The payment of dividends, including the timing and amount thereof, will be at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, prospects, available cash and capital requirements, contractual restrictions, restrictions in our credit facilities, economic conditions, and other factors that our board of directors deems relevant. Such factors could differ materially from our current expectations. Without limiting the generality of the foregoing, certain of our credit facilities contain terms which limit the payment of cash dividends on our common stock (including net worth and fixed charge coverage requirements and debt-to-equity ratios), and our future credit facilities may contain similar terms.

See also the “Liquidity and Capital Resources” section of “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our payment of dividends, as well as restrictions pertaining thereto.

Stock Performance Graph

Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) of our common stock against the Standard & Poor’s (“S&P”) MidCap 400 Index and the S&P Composite 1500 Hotels, Resorts & Cruise Lines Index (“S&P 1500 Hotel Index”), from November 17, 2017 (the date our common stock commenced trading on the NYSE) and assumes $100 was invested on November  17, 2017. The stock performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The Stock Performance Graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purpose of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

	11/17/2017	12/31/2017	12/31/2018
Bluegreen Vacations Corporation	$100.00	$140.50	$100.31
S&P MidCap 400 Index	100.00	103.09	90.33
S&P 1500 Hotel Index	100.00	102.96	82.64

Issuer Purchases of Equity Securities

On November 26, 2018, our board of directors approved a share repurchase program which authorizes the repurchase of up to 3,000,000 shares of our common stock at an aggregate cost of up to $35.0 million. The repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.

Since inception through December 31, 2018, 288,532 shares of common stock have been repurchased under the repurchase program for an average price per share of $13.80 for approximately $4.0 million. The shares repurchased were retired and are authorized but unissued securities.

PART II

Item 6.  Selected Financial Data.

The following tables set forth selected consolidated financial and other data as of the dates and for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2018, 2017, 2016 and, 2015 and the selected consolidated balance sheet data as of December 31, 2018, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated statement of operations for the year ended December 31, 2015 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our previously filed audited consolidated financial statements not included in this Annual Report on Form 10-K and have been updated to conform to the current presentation.  All selected financial data as of and for the years ended December 31, 2017 and 2016 have been restated to reflect the adoption of Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as amended ("ASU 2014-09") using the full retrospective approach as of January 1, 2016.

The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2018	2017	2016	2015
Statement of Operations Data
Sales of VOIs	$254,225	$242,017	$273,873	$259,236
Fee-based sales commission revenue	216,422	229,389	201,829	173,659
Other fee-based services revenue	118,024	111,819	103,448	97,539
Cost reimbursements	62,534	52,639	49,557	—
Interest income	85,914	86,876	89,510	84,331
Other income, net	1,201	312	1,724	2,883
Total revenue	$738,320	$723,052	$719,941	$617,648

Net income attributable to shareholder(s) (1)	$87,962	$126,583	$77,877	$70,304

Per Share Data:
Basic/diluted earnings attributable to shareholder(s) (2)	$1.18	$1.77	$1.10	$0.99
Cash dividends declared per share	$0.60	$0.56	$0.99	$0.77

(1)

Net income attributable to shareholders for the year ended December 31, 2017 included a one-time, after tax benefit of approximately $47.7 million resulting from the revaluation of our net deferred tax liabilities associated with the enactment of the Tax Cuts and Jobs Act, which permanently lowered the corporate income tax rate from 35% to 21%.

(2)

The number of shares outstanding for purposes of calculating basic and diluted earnings per share and cash dividends declared per share reflects the stock split effected in connection with our initial public offering during November 2017 as if the stock split was effected on January 1, 2015. See Notes  1  and Note 17 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

	As of December 31,
	2018	2017	2016	2015
Balance Sheet Data:
Notes receivable, net	$439,167	$426,858	$425,800	$415,598
Inventory	334,149	281,291	238,534	220,211
Total assets	1,346,467	1,231,481	1,123,952	1,083,151
Total debt obligations - non recourse	382,257	336,421	327,358	314,024
Total debt obligations - recourse	281,388	255,275	255,057	256,752
Total shareholders' equity	475,365	433,654	298,312	244,485

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis together with our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements, including those that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 216,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to over 11,000 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within our core demographic.

VOI Sales and Financing

Our primary business is the marketing and selling of deeded VOIs, developed either by us or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at 11,000 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development funding. In 2009, we began selling VOIs on behalf of third-party developers and have successfully diversified from a business focused on capital-intensive resort development to a flexible model with a balanced mix of developed and capital-light inventory. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales generally require no initial investment or development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. In conjunction with our VOI sales, we also generate interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 13% to approximately 17% per annum. As of December 31, 2018, the weighted-average interest rate on our VOI notes receivable was 15.1%. In addition, we earn fees for various other services including title and escrow services for fees in connection with the closing of VOI sales, and we generate fees for mortgage servicing.

Resort Operations and Club Management

We enter into management agreements with the Home Owner Associations (“HOAs”) that maintain most of the resorts and earn fees for providing management services to those HOAs and our approximately 216,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. In addition to resort and club management services, we earn fees for various other services that produce recurring, predictable and long term-revenue, including construction management services to third-party developers.

Principal Components Affecting our Results of Operations

Principal Components of Revenue

Fee-Based Sales.  Represent sales of third-party VOIs where we are paid a commission.

JIT Sales.  Represent sales of VOIs acquired from third parties in close proximity to when we intend to sell such VOIs.

Secondary Market Sales.  Represent sales of VOIs acquired from HOAs or other owners, typically in connection with maintenance fee defaults. This inventory is generally purchased at a greater discount to retail price compared to developed VOI sales and VOIs purchased by us for sale as part of our JIT sales activities.

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

Principal Components of Expenses

Cost of VOIs Sold. Represents the cost at which our owned VOIs sold during the period were relieved from inventory. In addition to inventory from our VOI business, our owned VOIs also include those that were acquired by us under JIT and secondary market arrangements. Compared to the cost of our developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales will typically be favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired and actual defaults and equity trades are higher and the resulting change in estimate is recognized. While we believe that there is additional inventory that can be obtained through the secondary market at favorable prices to us in the future, there can be no assurance that such inventory will be available as expected.

Net Carrying Cost of VOI Inventory.  Represents the maintenance fees and developer subsidies for unsold VOI inventory paid or accrued to the HOAs that maintain the resorts. We attempt to offset this expense, to the extent possible, by generating revenue from renting our VOIs and through utilizing them in our sampler programs. We net such revenue from this expense item.

Selling and Marketing Expense.  Represents costs incurred to sell and market VOIs, including costs relating to marketing and incentive programs, tours, and related wages and sales commissions. Revenue from vacation package sales are netted against selling and marketing expenses.

Financing Expense.  Represents financing interest expense related to our receivable-backed debt, amortization of the related debt issuance costs and other expenses incurred in providing financing and servicing loans, including administrative costs associated with mortgage servicing activities for our loans and the loans of certain third-party developers.  Mortgage servicing activities include, among other things, payment processing, reporting and collection services.

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

Key Business and Financial Metrics and Terms Used by Management

Sales of VOIs.  Represent sales of our owned VOIs, including developed VOIs and those acquired through JIT and secondary market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable. In addition to the factors impacting system-wide sales of VOIs (described below), sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.

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

Results of Operations

Adjusted EBITDA for the years ended December 31, 2018,  2017 and 2016

We consider Segment Adjusted EBITDA in connection with our evaluation of the operating performance of our business segments as described in Note 16:  Segment Reporting to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  See above for a discussion of our definition of Adjusted EBITDA, how management uses it to manage our business and material limitations on its usefulness.  All results of operations data as of and for the years ended December 31, 2017 and 2016 have been restated to reflect the adoption of Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as amended ("ASU 2014-09") using the full retrospective approach as of January 1, 2016. The following tables set forth Segment Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, our most comparable GAAP financial measure:

	For the Years Ended December 31,
	2018	2017	2016
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$173,668	$181,647	$173,598
Adjusted EBITDA - resort operations
and club management	50,561	43,350	41,847
Total Segment Adjusted EBITDA	224,229	224,997	215,445
Less: Corporate and other	(82,409)	(74,717)	(73,191)
Total Adjusted EBITDA	$141,820	$150,280	$142,254

	For the Years Ended December 31,
	2018	2017	2016
(in thousands)
Net income attributable to shareholder(s)	$87,962	$126,583	$77,877
Net income attributable to the non-controlling interest
in Bluegreen/Big Cedar Vacations	12,390	12,760	10,126
Adjusted EBITDA attributable to the non-controlling
interest in Bluegreen/Big Cedar Vacations	(12,468)	(12,485)	(10,006)
Loss (gain) on assets held for sale	3	46	(1,423)
Add: one-time special bonus	—	—	10,000
Add: depreciation and amortization	12,392	9,632	9,536
Less: interest income (other than interest earned
on VOI notes receivable)	(6,044)	(6,874)	(8,167)
Add: interest expense - corporate and other	15,195	12,168	12,505
Add: franchise taxes	199	178	186
Add: provision (benefit) for income taxes	28,541	(2,345)	41,620
Add: corporate realignment cost	3,650	5,836	—
Add: one-time payment to Bass Pro	—	4,781	—
Total Adjusted EBITDA	$141,820	$150,280	$142,254

The following tables reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Years Ended December 31,
	2018	2017	2016
(in thousands)
Gross sales of VOIs	$305,530	$288,414	$319,508
Add: Fee-based sales	318,540	330,854	294,822
System-wide sales of VOIs	$624,070	$619,268	$614,330

	As of and for the Years Ended December 31,
	2018	2017	2016
(in thousands)
Other Financial Data:
System-wide sales of VOIs	$624,070	$619,268	$614,330
Total Adjusted EBITDA	$141,820	$150,280	$142,254
Adjusted EBITDA - sales of VOIs and
financing	$173,668	$181,647	$173,598
Adjusted EBITDA - resort operations
and club management	$50,561	$43,350	$41,847
Number of Bluegreen Vacation Club /
Vacation Club Associate resorts
at period end	69	67	65
Total number of sale transactions	40,087	40,705	45,340
Average sales volume per guest	$2,642	$2,479	$2,263

For the year ended December 31, 2018 compared to the year ended December 31, 2017

Sales of VOIs and Financing

	For the Years Ended December 31,
	2018		2017
	Amount	% of System- wide sales of VOIs(5)	Amount	% of System- wide sales of VOIs(5)
(dollars in thousands)
Developed sales (1)	$287,292	46%	$299,104	48%
Secondary Market sales	232,562	37	182,108	30
Fee-Based sales	318,540	51	330,854	54
JIT sales	56,450	9	45,982	7
Less: Equity trade allowances (6)	(270,774)	(43)	(238,780)	(39)
System-wide sales of VOIs	624,070	100%	619,268	100%
Less: Fee-Based sales	(318,540)	(51)	(330,854)	(53)
Gross sales of VOIs	305,530	49	288,414	47
Provision for loan losses (2)	(51,305)	(17)	(46,397)	(16)
Sales of VOIs	254,225	41	242,017	39
Cost of VOIs sold (3)	(23,813)	(9)	(17,679)	(7)
Gross profit (3)	230,412	91	224,338	93
Fee-Based sales commission revenue (4)	216,422	68	229,389	69
Financing revenue, net of financing expense	59,609	10	61,659	10
Other fee-based services - title operations, net	7,614	1	9,963	2
Net carrying cost of VOI inventory	(11,358)	(2)	(4,220)	(1)
Selling and marketing expenses	(307,614)	(49)	(319,664)	(52)
General and administrative expenses - sales and marketing	(27,848)	(4)	(35,191)	(6)
Operating profit - sales of VOIs and financing	167,237	27%	166,274	27%
Add: Depreciation and amortization	6,335		6,270
Add: Corporate realignment cost	96		4,322
Add: One-time payment to Bass Pro	—		4,781
Adjusted EBITDA - sales of VOIs and financing	$173,668		$181,647
(1)	Developed VOI sales represent sales of VOIs acquired or developed by us under our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not based on system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not based on system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs.  Sales of VOIs were $254.2 million and $242.0 million during the years ended December 31, 2018 and 2017, respectively. Sales of VOIs are impacted by the factors described below in system-wide sales of VOIs.  Gross sales of VOIs were reduced by $51.3 million and $46.4 million during the years ended December 31, 2018 and 2017, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing loans. Our provision for loan losses as a percentage of gross sales of VOIs was 17% and 16% during the years ended

December 31, 2018 and 2017, respectively.  The percentage of our sales which were realized in cash within 30 days from sale decreased to 42% during the year ended December 31, 2018 from 43% during the year ended December 31, 2017.  The increase in the provision for loan losses is primarily due to the lower cash sales and the impact of additional reserves on prior years’ originations offset by the impact of an increase in the weighted-average FICO score of borrowers with respect to 2018 originations compared to prior years.  In recent years we have experienced an increase in our expected default rates. We believe that a significant portion of the default increase in recent years is due in part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See “Item 3. Legal Proceedings” for additional information regarding such letters and actions taken by us in connection therewith. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	Year Ended December 31,
	2018	2017
Average annual default rates	8.41%	8.50%

	As of December 31,
	2018	2017
Delinquency rates	2.91%	3.04%

System-wide sales of VOIs.   System-wide sales of VOIs were $624.1 million and $619.3 million during the years ended December 31, 2018 and 2017, respectively. This growth reflected an increase in the average volume per guest (“VPG”), partially offset by a decrease in the number of guest tours. During 2017, we began screening the credit qualifications of potential marketing guests, resulting in a higher average transaction price and higher VPG, but a lower number of tours. We believe our screening of marketing guests has resulted in improved efficiencies in our sales process, however there is no assurance that efficiencies will continue to be achieved.

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

The following table sets forth certain information for system-wide sales of VOIs for 2018 and 2017:

	For the Year Ended December 31,
(dollars in thousands)	2018	2017	% Change
Number of sales offices at period-end	26	23	13
Number of active sales arrangements with third-party clients at period-end	15	16	(6)
Total number of VOI sales transactions	40,087	40,705	(2)
Average sales price per transaction	$15,692	$15,365	2
Number of total guest tours	238,141	252,257	(6)
Sale-to-tour conversion ratio– total marketing guests	16.8%	16.1%	4
Number of new guest tours	146,623	162,083	(10)
Sale-to-tour conversion ratio– new marketing guests	14.3%	13.4%	7
Percentage of sales to existing owners	51.6%	49.4%	4
Average sales volume per guest	$2,642	$2,479	7

Cost of VOIs Sold.  During the years ended December 31, 2018 and 2017, cost of VOIs sold was $23.8 million and $17.7 million, respectively, and represented 9% and 7%, respectively, of sales of VOIs. During 2018, we increased the average selling price of VOIs by approximately 3%. As a result of this pricing change, we also increased our estimate of total gross margin on the sale of our VOI inventory under the relative sales value method. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during 2018, we recognized a benefit to cost of VOIs sold of $3.6 million ($2.7 million net of tax, $0.04 EPS). Further, in 2017, we increased the selling price of our VOIs by 4%. Accordingly, during 2017, we recognized a benefit to cost of VOIs sold of $5.1 million ($3.1 million net of tax, $0.04 EPS). Also, in 2018 our VOI sales were of comparatively higher cost product and we acquired less secondary market VOI inventory, which is generally purchased at a discount, compared to 2017.

Fee-Based Sales Commission Revenue.  During the years ended December 31, 2018 and 2017, we sold $318.5 million and $330.9 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $216.4 million and $229.4 million, respectively, in connection with those sales. We earned an average sales and marketing commission of 68% and 69% during the years ended December 31, 2018 and 2017, respectively.    This decrease in sales and marketing commissions as a percentage of fee-based sales is primarily related to the mix of developer sales at higher commission rates in 2017, as well as higher commission refunds associated with defaults and cancellations. Additionally, we earned a $4.5 million incentive commission in 2017 as compared to an incentive commission of $3.3 million in 2018, in each case, related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement.

Financing Revenue, Net of Financing Expense — Sales of VOIs.  Interest income on VOIs notes receivable was $79.4 million and $79.7 million during the years ended December 31, 2018 and 2017, respectively, which was partially offset by interest expense on receivable backed debt of $19.5 million and $17.8 million, respectively.  The decrease in finance revenue net of finance expense is a result of our higher cost of borrowing and lower weighted-average interest rates on our VOI notes receivable portfolio in connection with introduction of “risk-based pricing” pursuant to which buyer’s interest rates are determined based on their FICO score at the point of sale, partially offset by an increase in our VOI notes receivable portfolio.  Revenue from mortgage servicing during the years ended December 31, 2018 and 2017 of $6.0 million and $5.2 million, respectively, are included in financing revenue, net of mortgage servicing expenses of $6.2 million and $5.4 million, respectively.

Other Fee-Based Services — Title Operations, net.  During the years ended December 31, 2018 and 2017, revenue from our title operations was $12.2 million and $14.7 million, respectively, which was partially offset by expenses directly related to our title operations of $4.6 million and $4.8 million, respectively. Resort title fee revenue varies based on sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located. Additionally, 2017 we processed a backlog of files, which contributed to our title operations revenue for that year.

Net Carrying Cost of VOI Inventory. The carrying cost of our inventory was $27.4 million and $16.2 million during the years ended December 31, 2018 and 2017, respectively, which was partly offset by rental and sampler revenue of $16.1 million and $12.0 million, respectively. The increase in carrying costs is primarily due to our acquisition of the Éilan Hotel and Spa during April 2018 and increased maintenance fees and developer subsidies associated with our increase in VOI inventory.

Selling and Marketing Expenses.  Selling and marketing expenses were $307.6 million and $319.7 million during the years ended December 31, 2018 and 2017, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 49% and 52% during the years ended December 31, 2018 and 2017, respectively.  Selling and marketing expenses vary as a percentage of sales from period to period based in part on the relative proportion of marketing methods utilized during such periods, most notably the percentage of sales to our existing owners, which has a relatively lower cost compared to other methods.  Existing owner sales increased to 52% of system-wide sales during 2018 from 49% during 2017.  In addition, the corporate realignment initiative commenced during the fourth quarter of 2017 resulted in the reduction of certain selling and marketing expenses.

General and Administrative Expenses — Sales and Marketing Operations.  General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $27.8 million and $35.2 million during the years ended December 31, 2018 and 2017, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 4% and 6% during the years ended December 31, 2018 and 2017, respectively.  On October 9, 2017, Bass Pro raised an issue regarding the computation of the sales commissions paid to it on the sale of VOIs. In response to the request from Bass Pro, we made a payment of approximately $4.8 million to Bass Pro during the fourth quarter of 2017 in connection with this matter, with no such payment in 2018. See Note 11: Commitments and Contingencies to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion. Additionally, the decrease reflects severance of $2.9 million payable by us pursuant to an agreement we entered into with an executive during September 2017 in connection with his retirement.  This $2.9 million amount is included in the corporate realignment costs within the Sales of VOIs and Financing segment.

Resort Operations and Club Management

	For the Years Ended December 31,
	2018		2017
(dollars in thousands)
Resort operations and club management revenue	$168,353		$149,716
Resort operations and club management expense	(119,553)		(108,200)
Operating profit - resort operations and club management	48,800	29%	41,516	28%
Add: Depreciation and amortization	1,719		1,579
Add: Corporate realignment cost	42		255
Adjusted EBITDA - resort operations and club management	$50,561		$43,350

Resort Operations and Club Management Revenue.  Resort operations and club management revenue increased 12% during the year ended December 31, 2018 as compared to the year ended December 31, 2017. We provide management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with our management services, we also manage the Vacation Club reservation system, provide services to owners and perform billing and collections services to the Vacation Club and certain HOAs. Additionally, we generate revenue from our Traveler Plus program, food and beverage operations at the resorts and other retail operations. We also earn commissions from providing rental services to third parties and fees from managing the construction activities of certain of our fee based third-party developer clients. The resort properties we managed increased from 47 as of December 31, 2017 to 49 as of December 31, 2018 due to new resorts under management in New Orleans, Louisiana and San Antonio, Texas. Resort operations and club management revenue increased during 2018 compared to 2017 primarily as a result of such increase in the number of managed resorts and operations at the Éilan Hotel and Spa which we acquired during April 2018.

Resort Operations and Club Management Costs. During 2018, costs of other fee-based services increased 10% compared to 2017. This increase is primarily due to the higher costs associated with programs provided to VOI owners, increased costs of providing management services as a result of the increase in the number of managed resorts, and the operating costs of the Éilan Hotel and Spa.

Corporate and Other

	For the Years Ended December 31,
	2018	2017
(in thousands)
General and administrative expenses - corporate and other	$(79,687)	$(66,155)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(12,468)	(12,485)
Other income, net	1,201	312
Financing revenue -corporate and other	6,537	7,219
Interest income (other than interest earned on VOI notes receivable)	(6,044)	(6,874)
Franchise taxes	199	178
Loss (gain) on assets held for sale	3	46
Depreciation and amortization	4,338	1,783
Corporate realignment cost	3,512	1,259
Corporate and other	$(82,409)	$(74,717)

General and Administrative Expenses — Corporate and Other.  General and administrative expenses directly attributable to corporate overhead were $79.7 million and $66.2 million during the years ended December 31, 2018 and 2017, respectively. The increase in 2018 was primarily due to higher outside legal expenses in connection with the new focus on defending litigation which we believe to be frivolous, higher self-insured healthcare costs, depreciation expense, executive leadership compensation and severance expense and expenses associated with being a public company, including investor and public relations activities.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations.  We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was  $12.5 million during the years ended December 31, 2018 and 2017.

Interest Expense. Interest expense not related to receivable-backed debt was $15.2 million and $12.2 million during the years ended December 31, 2018 and 2017, respectively. The increase in interest expense is primarily due to higher notes payable and lines-of-credit balances and a higher weighted-average cost of borrowing.

Other Income (Expense), net. Other income (expense), net was $1.2 million and $0.3 million during the years ended December 31, 2018 and 2017, respectively. This increase was primarily related to business interruption insurance proceeds received in 2018 for Hurricane Matthew during 2016.

Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes was $28.5 million and ($2.3) million during the years ended December 31, 2018 and 2017, respectively. Our effective income tax rate was approximately 25% and (2%) for the years ended December 31, 2018 and 2017, respectively. Our provision for income tax during 2017 included a one-time, after tax benefit of approximately $47.7 million resulting from the revaluation of our net deferred tax liabilities associated with the enactment of the Tax Cuts and Jobs Act, which permanently lowered the corporate income tax rate from 35% to 21%. The Tax Cuts and Jobs Act was effective for us on January 1, 2018.

For the year ended December 31, 2017 compared to the year ended December 31, 2016

Sales of VOIs and Financing

	For the Years Ended December 31,
	2017		2016
	Amount	% of System- wide sales of VOIs(5)	Amount	% of System- wide sales of VOIs(5)
(dollars in thousands)
Developed sales (1)	$299,104	48%	$403,683	66%
Secondary Market sales	182,108	30	164,991	27
Fee-Based sales	330,854	54	294,822	48
JIT sales	45,982	7	39,626	6
Less: Equity trade allowances (6)	(238,780)	(39)	(288,792)	(47)
System-wide sales of VOIs	619,268	100%	614,330	100%
Less: Fee-Based sales	(330,854)	(53)	(294,822)	(48)
Gross sales of VOIs	288,414	47	319,508	52
Provision for loan losses (2)	(46,397)	(16)	(45,635)	(14)
Sales of VOIs	242,017	39	273,873	45
Cost of VOIs sold (3)	(17,679)	(7)	(28,829)	(11)
Gross profit (3)	224,338	93	245,044	89
Fee-Based sales commission revenue (4)	229,389	69	201,829	68
Financing revenue, net of financing expense	61,659	10	60,290	10
Other fee-based services - title operations, net	9,963	2	8,722	1
Net carrying cost of VOI inventory	(4,220)	(1)	(6,847)	(1)
Selling and marketing expenses	(319,664)	(52)	(315,611)	(51)
General and administrative expenses - sales and marketing	(35,191)	(6)	(26,170)	(4)
Operating profit - sales of VOIs and financing	166,274	27%	167,257	27%
Add: Depreciation and amortization	6,270		6,341
Add: Corporate realignment cost	4,322		—
Add: One-time payment to Bass Pro	4,781		—
Adjusted EBITDA - sales of VOIs and financing	$181,647		$173,598
(1)	Developed VOI sales represent sales of VOIs acquired or developed by us under our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not based on system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not based on system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs.  Sales of VOIs were $242.0 million and $273.9 million during the years ended December 31, 2017 and 2016, respectively. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.  Gross sales of VOIs were reduced by $46.4 million and $45.6 million during the years ended December 31, 2017 and 2016, respectively, for the provision for loan losses. Our provision for loan losses as a percentage of gross sales of VOIs were 16% and 14% during the years ended December 31, 2017 and 2016. The increase in the provision for loan losses is primarily due to the impact of additional reserves on prior years’ originations.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	Year Ended December 31,
	2017	2016
Average annual default rates	8.50%	7.50%

	As of December 31,
	2017	2016
Delinquency rates	3.04%	3.30%

System-wide sales of VOIs.  System-wide sales of VOIs were $619.3 million and $614.3 million during the years ended December 31, 2017 and 2016, respectively. This growth reflected an increase in the average sales price (per transaction), partially offset by a decrease in the number of guest tours and the sale-to-tour conversion ratio. The average sales price per transaction increased by 12% for the year ended December 31, 2017 compared to the year ended December 31, 2016. During 2017, we began screening the credit qualifications of potential marketing guests, resulting in a higher average transaction price, higher VPG, and a lower number of tours compared to 2016.

The following table sets forth certain information for system-wide sales of VOIs for 2017 and 2016:

	For the Year Ended December 31,
(dollars in thousands)	2017	2016	% Change
Number of sales offices at period-end	23	23	—
Number of active sales arrangements with third-party clients at period-end	16	18	(11)
Total number of VOI sales transactions	40,705	45,340	(10)
Average sales price per transaction	$15,365	$13,727	12
Number of total guest tours	252,257	274,987	(8)
Sale-to-tour conversion ratio– total marketing guests	16.1%	16.5%	(2)
Number of new guest tours	162,083	190,235	(15)
Sale-to-tour conversion ratio– new marketing guests	13.4%	13.5%	(1)
Percentage of sales to existing owners	49.4%	46.0%	7
Average sales volume per guest	$2,479	$2,263	10

Cost of VOIs Sold.  During the years ended December 31, 2017 and 2016, cost of VOIs sold was $17.7 million and $28.8 million, respectively, and represented 7% and 11%, respectively, of sales of VOIs. During 2017, we increased the selling price of our VOIs by 4%. As a result of this pricing change, our management also increased our estimate of total gross margin generated on the sale of our VOI inventory. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during the second quarter of 2017, we recognized a benefit to cost of VOIs sold of $5.1 million ($3.1 million net of tax). In September 2016, we increased the selling price of our VOIs by 5%. Accordingly, during the third quarter of 2016, we recognized a benefit to cost of VOIs sold of $5.6 million ($3.4 million net of tax).

Fee-Based Sales Commission Revenue.  During the years ended December 31, 2017 and 2016, we sold $330.9 million and $294.8 million, respectively, of third-party VOI inventory under commission arrangements within our capital-light business strategy and earned sales and marketing commissions of $229.4 million and $201.8 million, respectively, in connection with those sales. This increase was due primarily to an increase in the number of commission-based clients, as well as the factors described above related to the increase in system-wide sales of VOIs. We earned an average sales and marketing commission of 69% and 68% during the years ended December 31, 2017 and 2016, respectively. Additionally, commissions in 2017 included an incentive commission of $4.5 million related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement, as compared to a $3.0 million incentive commission earned in 2016.

Financing Revenue, Net of Financing Expense — Sales of VOIs.  During the years ended December 31, 2017 and 2016, financing revenue, net of financing expense related to the sale of VOIs were $61.7 million and $60.3 million, respectively. The increase is a result of our lower cost of borrowing and an increase in our VOI notes receivable portfolio. Revenue from mortgage servicing during the years ended December 31, 2017 and 2016 of $5.2 million and $3.8 million, respectively, are included in financing revenue, net of mortgage servicing expenses of  $5.4 million and $6.1 million during the years ended December 31, 2017 and 2016, respectively.

Other Fee-Based Services — Title Operations, net.  During the years ended December 31, 2017 and 2016, revenue from our title operations was $14.7 million and $13.8 million, respectively, which was partially offset by expenses directly related to our title operations of $4.8 million and $5.1 million, respectively.

Net Carrying Cost of VOI Inventory. The carrying cost of our VOI inventory was $16.2 million and $16.8 million during the years ended December 31, 2017 and 2016, respectively, which was partially offset by rental and sampler revenue of $12.0 million and $9.9 million, respectively. The decrease in carrying costs is a result of our capital-light business activities and an increase in sampler revenue.

Selling and Marketing Expenses.  Selling and marketing expenses were $319.7 million and $315.6 million during the years ended December 31, 2017 and 2016, respectively. The increase in selling and marketing expenses was primarily due to increased costs from the implementation of screening the credit qualifications of potential marketing guests, including the fulfillment costs associated with those guests, partially offset by an increase in the average sales volume per guest. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 52% and 51% during the years ended December 31, 2017 and 2016, respectively. Selling and marketing expenses vary as a percentage of sales from period to period based in part on the relative proportion of marketing methods utilized, most notably the percentage of sales to our existing owners, which has a relatively lower cost compared to other methods.

General and Administrative Expenses — Sales and Marketing Operations.  General and administrative expenses directly attributable to sales and marketing operations were $35.2 million and $26.2 million during the years ended December 31, 2017 and 2016, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 6% and 4% during the years ended December 31, 2017 and 2016, respectively.  The increase in general administrative expenses during 2017 primarily related to the $4.8 million payment made to Bass Pro during the fourth quarter of 2017, as described above and accrued severance of $2.9 million pursuant to an agreement we entered into with an executive during September 2017 in connection with his retirement.  This $2.9 million amount is included in the corporate realignment costs within the Sales of VOIs and Financing segment.

Resort Operations and Club Management

	For the Years Ended December 31,
	2017		2016
(dollars in thousands)
Resort operations and club management revenue	$149,716		$139,167
Resort operations and club management expense	(108,200)		(98,743)
Operating profit - resort operations and club management	41,516	28%	40,424	29%
Add: Depreciation and amortization	1,579		1,423
Add: Corporate realignment cost	255		—
Adjusted EBITDA - resort operations and club management	$43,350		$41,847

Resort Operations and Club Management Revenue.  Resort operations and club management revenue increased 8% during the year ended December 31, 2017 as compared to the year ended December 31, 2016. We provide management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with our management services, we also manage the Vacation Club reservation system, provide services to owners and perform billing and collections services to the Vacation Club and certain HOAs. Additionally, we generate revenue from our Traveler Plus program and  food and beverage and other retail operations. We also earn commissions from providing rental services to third parties and fees from managing the construction activities of certain of our fee based third-party developer clients.  The resort properties we managed increased from 46 as of December 31, 2016 to 47 as of December 31, 2017 due to new resorts under management in Charleston, South Carolina and Banner Elk, North Carolina. Resort operations and club management revenue increased during 2017 compared to 2016 primarily as a result of such increase in the number of managed resorts and an increase in the number of owners in the Vacation Club.

Resort Operations and Club Management Costs. During 2017, cost of other fee-based services increased 10% compared to 2016. This increase was primarily due to the higher costs associated with programs provided to VOI owners and increased costs of providing management services as a result of the higher service volumes described above.

Corporate and Other

	For the Years Ended December 31,
	2017	2016
(in thousands)
General and administrative expenses - corporate and other	$(66,155)	$(75,837)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(12,485)	(10,006)
Other income, net	312	1,724
Add: One-time special bonus	—	10,000
Add: Financing revenue -corporate and other	7,219	8,560
Less: Interest income (other than interest earned on VOI notes receivable)	(6,874)	(8,167)
Franchise taxes	178	186
Loss (gain) on assets held for sale	46	(1,423)
Depreciation and amortization	1,783	1,772
Corporate realignment cost	1,259	—
Corporate and other	$(74,717)	$(73,191)

General and Administrative Expenses — Corporate and Other.  General and administrative expenses directly attributable to corporate overhead were $66.2 million and $75.8 million during the years ended December 31, 2017 and 2016, respectively. The decrease in 2017 was primarily due to special bonuses totaling $10.0 million paid to certain of our employees in June 2016.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations.  We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $12.5 million and $10.0 million during the years ended December 31, 2017 and 2016, respectively.

Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes was ($2.3) million and $41.6 million during the years ended December 31, 2017 and 2016, respectively. Our effective income tax rate was approximately (2%) and 35% during the years ended December 31, 2017 and 2016, respectively. Our benefit for income tax during 2017 included a one-time, after tax benefit of approximately $47.7 million resulting from the revaluation of our net deferred tax liabilities associated with the enactment of the Tax Cuts and Jobs Act, which permanently lowered the corporate income tax rate from 35% to 21%. The Tax Cuts and Jobs Act was effective for us on January 1, 2018.

Changes in Financial Condition

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$76,834	$65,970	$101,868
Net cash used in investing activities	(32,539)	(14,115)	(7,352)
Net cash (used in) provided by financing activities	(14,510)	1,266	(76,526)
Net increase in cash and cash equivalents	$29,785	$53,121	$17,990

Cash Flows from Operating Activities

Our operating cash flow increased $10.9 million during the year ended December 31, 2018 compared to 2017 due in part to a reduction in income tax payments partially offset by decreases in working capital.

Our operating cash flow decreased $35.9 million during the year ended December 31, 2017 compared to 2016 due in part to higher income tax payments in 2017 as compared to 2016 and increased spending on the acquisition and development of inventory.

Cash Flows from Investing Activities

Cash used in investing activities increased $18.4 million during the year ended December 31, 2018 compared to 2017, reflecting increased purchases of property and equipment in 2018, including $7.9 million in sales office expansions and purchases in connection with information technology systems and upgrades of $7.4 million.

Cash used in investing activities increased $6.8 million during the year ended December 31, 2017 compared to 2016, reflecting increased purchases of property and equipment in 2017.

Cash Flows from Financing Activities

Cash from financing activities decreased $15.8 million during the year ended December 31, 2018 compared to 2017, primarily due to the $47.3 million of net proceeds received from our initial public offering in November 2017. Additionally, we repurchased $4.0 million of our common stock and increased our dividend payments by $4.8 million in 2018.  These factors which decreased cash flows from financing activities during 2018 compared to 2017 were partially offset by higher net borrowings on lines-of-credit-and notes payable and receivable-backed notes payable of $38.5 million during 2018 as compared to 2017.

Cash from financing activities increased $77.8 million during the year ended December 31, 2017 compared to 2016, primarily due to the $47.3 million of net proceeds received from our initial public offering in November 2017.  Additionally, we paid $40.0 million in dividend payments to BBX Capital during 2017 compared to $70.0 million of dividend payments during 2016.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our revenue and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Although more potential customers typically visit our sales offices during the quarters ending in June and September, our ultimate recognition of the resulting sales during these periods may be delayed due to revenue recognition rules.

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

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in our continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been a critical factor in our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Development expenditures during 2019 are expected to be in a range of $60.0 million to $70.0 million, which primarily relate to developments at the Bluegreen/Big Cedar Vacations resort, development at our Fountains resort in Orlando, Florida and refurbishments at certain other resorts.

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOI, which we refer to as “JIT inventory”. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory in 2019 is expected to range from $20.0 million to $30.0 million.

In addition, capital expenditures in connection with sales and marketing facilities as well as information technology capital expenditures are expected to be in a range of $20.0 million to $25.0 million in 2019.

Available funds may also be used to acquire other businesses or assets, invest in other real estate based opportunities, or loan to affiliates or others.

During 2018, we paid a quarterly cash dividend of $0.15 per share on our common stock, which totaled $11.2 million each quarter and $44.8 million in the aggregate. During the years ended December 31, 2017, and 2016, we paid  $40.0 million, and $70.0 million, respectively, of cash dividends to BBX Capital, our sole shareholder prior to our initial public offering in November 2017. We intend to pay regular quarterly cash dividends on our common stock, subject to declaration by, and the discretion of, our board of directors and limitations contained in our credit facilities.  On February 15, 2019, we paid a cash dividend of $0.17 per share on our common stock, which totaled $12.7 million in the aggregate.

In April 2015, one of our wholly-owned subsidiaries provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term of the loan. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us to remain in compliance with covenants under our outstanding indebtedness. During the years ended December 31, 2018, 2017, and 2016, we recognized $4.8 million, $6.4 million, and $8.0 million, respectively, of interest income on the loan to BBX Capital.

2018 Term Securitization. In October 2018, we completed the 2018 Term Securitization, a private offering and sale of $117.7 million of investment-grade, VOI receivable-backed notes (the "Notes"), including approximately $49.8 million of Class A Notes, approximately $33.1 million of Class B Notes and approximately $34.8 million of Class C Notes with interest rates of 3.77%, 3.95% and 4.44%, respectively, which blends to an overall weighted average interest rate of approximately 4.02%. The gross advance rate for this transaction was 87.2%. The Notes mature in February 2034.

The amount of the VOI receivables sold to BXG Receivables Note Trust 2018 (the “Trust”) is approximately $135.0 million, approximately $109.0 million of which was sold to the Trust at closing, approximately $23.9 million of which was subsequently sold to the 2018 Trust in 2018, and the reminder of which was sold to the Trust during January 2019. The gross proceeds of such sales to the Trust are approximately $117.7 million. A portion of the proceeds received at the closing was used to: repay KeyBank National Association (“KeyBank”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (“DZ Bank”) approximately $49.2 million, representing all amounts outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility; repay Liberty Bank approximately $20.4 million under the Liberty Bank Facility; repay Pacific Western Bank approximately $7.1 million under the Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the proceeds from the 2018 Term Securitization were used for general corporate purposes. As a result of the facility repayments described above, following the closing of the 2018 Term Securitization, (i) there were no amounts outstanding under the KeyBank/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2019, (ii) there was approximately $19.1 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $50.0 million on a revolving basis through March 12, 2020, and (iii) there was approximately $9.6 million outstanding under the Pacific Western Bank Facility, which permits maximum outstanding receivable-backed borrowings of $40.0 million on a revolving basis through September 20, 2021, in each case, subject to eligible collateral and the other terms and conditions of each facility. Thus, subject to the foregoing, approximately $76.7 million in the aggregate became available under the KeyBank/DZ Purchase Facility, Liberty Bank Facility and Pacific Western Facility as a result of the repayments.

While ownership of the VOI receivables included in the 2018 Term Securitization is transferred and sold for legal purposes, the transfer of these VOI receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of the transaction.

Subject to performance of the collateral, we will receive any excess cash flows generated by the receivables transferred under the 2018 Term Securitization (meaning excess cash after payments of customary fees, interest, and principal under the 2018 Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

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

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell our VOI notes receivable.  As of December 31, 2018, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of December 31, 2018	Outstanding Balance as of December 31, 2018	Availability as of December 31, 2018	Advance Period Expiration; Borrowing Maturity as of December 31, 2018	Borrowing Rate; Rate as of December 31, 2018
Liberty Bank Facility	$50,000	$17,654	$32,346	March 2020; March 2023	Prime Rate; floor of 4.00%; 5.25%
NBA Receivables Facility	70,000	48,414	21,586	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%; 5.27%
Pacific Western Facility	40,000	10,606	29,394	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 5.52%
KeyBank/DZ Purchase Facility	80,000	—	80,000	December 2019; December 2022	30 day LIBOR +2.75%; 5.25% (1)
Quorum Purchase Facility	50,000	40,074	9,926	June 2020; December 2032	(2)
	$290,000	$116,748	$173,252

(1)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. As described in further detail below, the interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(2)

Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2018, $4.5 million accrues interest at a rate per annum of 4.75%, $31.1 million accrues interest at a fixed rate of 4.95%, $2.5 million accrues interest at a fixed rate of 5.0%, and $2.0 million accrues interest at a fixed rate of 5.5%.

Liberty Bank Facility.   Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility with Liberty Bank (the “Liberty Bank Facility”) which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period. On March 12, 2018, the Liberty Bank Facility was amended and restated to extend the revolving credit period from March 2018 to March 2020, extend the maturity date from November 2020 until March 2023, and amend the interest rate on borrowings as described below. Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, during the revolving credit period of the facility.  Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility.  Through March 31, 2018, borrowings under the Liberty Bank Facility accrued interest at the Wall Street Journal (“WSJ”) Prime Rate plus 0.50% per annum, subject to a 4.00% floor.  Pursuant to the March 2018 amendment to the Liberty Bank Facility, effective April 1, 2018, all borrowings outstanding under the facility accrue interest at the WSJ Prime Rate subject to a 4.00% floor. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

NBA Receivables Facility.   Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”). The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during a revolving credit period expiring in 2020 and allows for maximum borrowings of up to $70 million.  The maturity date for the facility is March 2025.  The interest rate applicable to future borrowings under the NBA Receivables Facility is equal to the 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%). Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

Pacific Western Facility.  We have a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million, subject to eligible collateral and customary terms and conditions. On August 15, 2018, the Pacific Western Facility was amended to extend the revolving advance period from September 2018 through September 2021 and the maturity date from September 2021 until September 2024 (in each case, subject to an additional 12-month extension at the option of Pacific Western Bank). Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. In addition, pursuant to the August 2018 amendment, effective September 21, 2018, all borrowings outstanding under the Pacific Western Facility accrue interest at an annual rate equal to 30-day LIBOR plus 3.00%; provided, however, that a portion of the borrowings, to the extent such borrowings are in excess of established debt minimums, will accrue interest at 30-day LIBOR plus 2.75%. Subject to the terms of the facility, principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance being due by maturity.

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

Quorum Purchase Facility.   We and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On April 6, 2018, the Quorum Purchase Facility was amended to extend the revolving purchase period from June 30, 2018 to June 30, 2020 and provide for a fixed interest rate of 4.95% per annum on advances made through September 30, 2018. The interest rate on advances made after September 30, 2018 are set at the time of funding based on rates mutually agreed upon by all parties. The amendment also reduced the loan purchase fee applicable to advances from 0.50% to 0.25% and extended the maturity of the Quorum Purchase Facility from December 2030 to December 2032. Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2018, $4.5 million accrues interest at a rate per annum of 4.75%, $31.1 million accrues interest at a rate per annum of 4.95%, $2.5 million accrues interest at a rate per annum of 5.0%, and $2.0 million accrues interest at a rate per annum of 5.50%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Credit Facilities for Inventories with Future Availability

NBA Éilan Loan. On April 17, 2018, we purchased the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million. In connection with the acquisition, we entered into a non-revolving acquisition loan with NBA (the “NBA Éilan Loan”), which provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort, $1.7 million of which was used to fund certain improvement costs and up to an additional $1.5 million, which may be drawn upon through April 2019, to fund certain other future improvement costs. Principal payments will be effected through release payments from sales of VOIs at Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan accrue interest at an annual rate equal to one-month LIBOR plus 3.25%, subject to a floor of 4.75%. As of December 31, 2018, there was $25.6 million outstanding on the NBA Éilan Loan.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of December 31, 2018, outstanding borrowings under the facility totaled $77.5 million, including $22.5 million under the Fifth Third Syndicated Term Loan and $55.0 million under the Fifth Third Syndicated Line of Credit.

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

The following table summarizes the contractual minimum principal and interest payments required on all of our outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of December 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total
Receivable-backed notes payable	$—	$7,262	$42,963	$415,513	$(6,807)	$458,931
Lines-of-credit and notes payable	29,096	96,688	9,278	—	(1,671)	133,391
Jr. subordinated debentures(1)	—	—	—	110,827	—	110,827
Noncancelable operating leases	6,811	10,214	8,295	12,985	—	38,305
Total contractual obligations	35,907	114,164	60,536	539,325	(8,478)	741,454

Interest Obligations (2)
Receivable-backed notes payable	18,067	35,942	33,307	119,170	—	206,486
Lines-of-credit and notes payable	6,441	10,164	356	—	—	16,961
Jr. subordinated debentures	8,321	16,642	16,642	100,870	—	142,475
Total contractual interest	32,829	62,748	50,305	220,040	—	365,922
Total contractual obligations	$68,736	$176,912	$110,841	$759,365	$(8,478)	$1,107,376

(1)	Amounts do not include purchase accounting adjustments for junior subordinated debentures of $37.5 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2018.

In September 2017, we entered into an agreement with an executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling $2.9 million through March 2019.  As of December 31, 2018, $0.8 million remained payable under this agreement. Further, in December 2018, we entered into an agreement with another executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling $2.0 million through December 2019, all of which remained payable as of December 31, 2018.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2018, 2017 and 2016, we made subsidy payments in connection with these arrangements of $13.9 million, $12.6 million and $13.9 million, respectively, which are included within cost of other fee-based services. As of December 31, 2018 and December 31, 2017, we had no accrued liability for such subsidies.

We believe that our existing cash, anticipated cash generated from operations, anticipated future borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of our ongoing business strategy and the ongoing availability of credit. We will continue our efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. We may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, our efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including debt service obligations. To the extent we are unable to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

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

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of December 31, 2018, we sold vacation packages in 69 of Bass Pro’s stores. We compensate Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the years ended December 31, 2018, 2017 and 2016, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14%,  15% and 16%, respectively, of our VOI sales volume. We have continued to meet with Bass Pro’s leadership in an effort to resolve the issues which arose between the parties in 2017 and 2018. While there is no assurance that a resolution will be reached, we remain optimistic that we will achieve a resolution of the outstanding issues. We are hopeful that the resolution will address the timing of entry into the Cabela’s stores and an extension of the parties’ agreements. If reached, the resolution may include a restructuring of the amount and timing of compensation paid to Bass Pro. In the meantime, we continue to execute our vacation package marketing strategy under our current agreement with Bass Pro. While we do not believe that any material additional amounts are due to Bass Pro, our future results would be impacted if the issues are not resolved and by any change in the compensation payable to Bass Pro or the calculation of payments or reimbursements utilized pursuant to the agreements.

Off-balance-sheet Arrangements

As of December 31, 2018 and December 31, 2017, we did not have any “off-balance sheet” arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, we evaluate our estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue; our allowance for loan losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets and other long-lived assets; the estimate of contingent liabilities related to litigation and other claims and assessments; and deferred income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if different assumptions and conditions were utilized. If actual results differ significantly from our estimates, our results of operations and financial condition could be materially, adversely impacted.

Revenue Recognition

Sales of VOIs. Revenue is recognized for sales of VOIs after control of the VOI is deemed transferred to the customer, which is when the legal rescission period has expired on a binding executed VOI sales agreement and the collectability of the note receivable from the buyer, if any, is reasonably assured. Transfer of control of the VOI to the buyer is deemed to occur when the legal rescission period expires as the risk and rewards associated with VOI ownership are transferred to the buyer at that time. We record customer deposits from contracts within the legal rescission period in Restricted cash and Accrued liabilities and other in our consolidated balance sheets as such amounts are refundable until the legal rescission period has expired. In cases where construction and development of our developed resorts has not been substantially completed, we defer all of the revenue and associated expenses for the sales of VOIs until construction is substantially complete and the resort may be occupied.

We generally offer qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments and may be prepaid without penalty. For sales of VOIs for which we provide financing, we have reduced the transaction price for expected loan losses which we consider to be variable consideration. Our estimates of the variable consideration are based on the results of our static pool analysis, which relies on historical payment data for similar VOI notes receivable. Our policies regarding the estimation of variable consideration on our notes receivable are discussed in further detail under “Allowance for Loan Losses on VOI Notes Receivable” below. VOI Sales where no financing was provided do not have any material significant payment terms.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of our sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenue are expensed as incurred. Revenue from the sampler program is typically recognized within a year from sale as guests complete stays at the resorts. During each of the years presented, our aggregate rental revenue and sampler revenue was less than the aggregate carrying cost of our VOI inventory. Accordingly, we recorded such revenue as a reduction to the carrying cost of VOI inventory which is included in Cost of other fee-based services in our consolidated statements of income and comprehensive income for each year.

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

Other fee-based services revenue and cost reimbursements. Revenue in connection with our other fee-based services (which are described below) is recognized as follows:

•

Resort and club management revenue and related cost reimbursements are recognized as services are rendered. These services provided to the resort HOAs are comprised of day-to-day services to operate the resort, including management services and certain accounting and administrative functions. Management services provided to the Vacation Club include managing the reservation system and providing owner, billing and collection services. Our management contracts are typically structured as cost-plus with an initial term of three years and automatic one-year renewals. We believe these services to be a series of distinct goods and services to be accounted for as a single performance obligation over time and recognize revenue as the customer receives the benefits of our services. We allocate variable consideration to the distinct good or service within the series, such that revenue from management fees and cost reimbursements is recognized in each period as the uncertainty with respect to such variable consideration is resolved.

•	Resort title fee revenue is recognized when escrow amounts are released and title documents are completed.
•	Rental revenue is recognized on a daily basis, which is consistent with the period for which the customer benefits from such service.
•	Mortgage servicing revenue is recognized as services are rendered.

Inventory and Cost of Sales

We carry our completed inventory at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii)

estimated fair market value, less costs to sell. We use the relative sales value method for establishing the cost of our VOI sales and relieving inventory, which requires us to make estimates subject to significant uncertainty. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage based on the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, we do not relieve inventory for VOI cost of sales related to anticipated loan losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

We also periodically evaluate the recoverability of the carrying amount of our undeveloped or under development resort properties in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), which provides guidance relating to the accounting for the impairment or disposal of long-lived assets. No impairment charges were recorded with respect to VOI inventory during any of the years presented.

Allowance for Loan Losses on VOI Notes Receivable

The allowance for loan losses is related to the notes receivable generated in connection with financing our VOI sales. We hold large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables as there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating future loan losses, we do not use a single primary indicator of credit quality but instead evaluate our VOI notes receivable based upon a static pool analysis that incorporates the age of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

Recent Accounting Pronouncements

See Note 2: Basis of Presentation and Significant Accounting Polices, to our audited consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for a discussion regarding accounting standards adopted in 2018 and other new accounting standards that were issued but not effective as of December 31, 2018.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and risks relating to inflation and changing prices.

Interest Rate Risk

As of December 31, 2018, we had fixed interest rate debt of approximately $409.5 million and floating interest rate debt of approximately $291.6 million, excluding purchase accounting adjustments for junior subordinated debentures of $37.5 million. In addition, our notes receivable as of December 31, 2018 were comprised of approximately $549.4 million of notes bearing interest at fixed rates and approximately $1.3 million of notes bearing interest at floating rates. The floating interest rates are subject to floors and are generally based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes generally do not affect the market value of the debt, but do impact earnings and cash flows relating to the debt, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows relating to the debt, assuming other factors are held constant.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to our floating rate debt would be an annual increase of approximately $2.9 million based on December 31, 2018 balances and interest rates. Due to the interest rate floors on our floating rate debt, if interest rates decreased one percentage point, the effect on interest expense related to our floating rate debt would be an annual decrease of approximately $2.7 million based on December 31, 2018 balances and interest rates. In addition, a one percentage point increase or decrease in interest rates would affect the total fair value of our fixed rate debt by an immaterial amount. This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a significant change in interest rates, we may pursue actions in order to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that may be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Risks Relating to Inflation and Changing Prices

Inflation and changing prices have had and may in the future have a material impact on our revenue and results of operations. We have increased the sales prices of our VOIs periodically, including in September 2016, June 2017 and December 2018, and have from time to time experienced increases in construction and development costs. We may not be able to increase or maintain the current level of our sales prices, and increased construction and development costs may have a material adverse impact on our gross margin. In addition, to the extent that inflation or increased prices for VOIs adversely impacts consumer demand, our results of operations could be adversely impacted.

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our results of operations and liquidity.

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although our VOIs notes receivable are not indexed to LIBOR, we currently have $110.8 million of LIBOR indexed junior subordinated debentures and $59.0 million of LIBOR indexed receivable-backed notes payable and lines of credit that mature after 2021.  We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate could have on our results of operations and liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLUEGREEN VACATIONS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bluegreen Vacations Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Bluegreen Vacations Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, Florida

March 7, 2019

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2018	2017

ASSETS
Cash and cash equivalents	$219,408	$197,337
Restricted cash ($28,400 and $19,488 in VIEs at December 31, 2018
and December 31, 2017, respectively)	53,726	46,012
Notes receivable, net ($341,975 and $279,188 in VIEs
at December 31, 2018 and December 31, 2017, respectively)	439,167	426,858
Inventory	334,149	281,291
Prepaid expenses	10,097	10,743
Other assets	49,796	52,506
Intangible assets, net	61,845	61,978
Loan to related party	80,000	80,000
Property and equipment, net	98,279	74,756
Total assets	$1,346,467	$1,231,481

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$19,515	22,955
Accrued liabilities and other	80,364	77,317
Deferred income	16,522	16,893
Deferred income taxes	91,056	88,966
Receivable-backed notes payable - recourse	76,674	84,697
Receivable-backed notes payable - non-recourse (in VIEs)	382,257	336,421
Lines-of-credit and notes payable	133,391	100,194
Junior subordinated debentures	71,323	70,384
Total liabilities	871,102	797,827

Commitments and Contingencies - See Note 11

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 74,445,923 shares issued and outstanding at December 31, 2018 and 74,734,455 shares
issued and outstanding at December 31, 2017	744	747
Additional paid-in capital	270,369	274,366
Retained earnings	158,641	115,520
Total Bluegreen Vacations Corporation shareholders' equity	429,754	390,633
Non-controlling interest	45,611	43,021
Total shareholders' equity	475,365	433,654
Total liabilities and shareholders' equity	$1,346,467	$1,231,481

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016

Revenue:
Gross sales of VOIs	$305,530	$288,414	$319,508
Provision for loan losses	(51,305)	(46,397)	(45,635)
Sales of VOIs	254,225	242,017	273,873

Fee-based sales commission revenue	216,422	229,389	201,829
Other fee-based services revenue	118,024	111,819	103,448
Cost reimbursements	62,534	52,639	49,557
Interest income	85,914	86,876	89,510
Other income, net	1,201	312	1,724
Total revenue	738,320	723,052	719,941

Costs and expenses:
Cost of VOIs sold	23,813	17,679	28,829
Cost of other fee-based services	72,968	64,560	61,149
Cost reimbursements	62,534	52,639	49,557
Selling, general and administrative expenses	415,403	421,199	419,930
Interest expense	34,709	29,977	30,853
Total costs and expenses	609,427	586,054	590,318

Income before non-controlling interest and
provision for income taxes	128,893	136,998	129,623
Provision (benefit) for income taxes	28,541	(2,345)	41,620
Net income	100,352	139,343	88,003
Less: Net income attributable to non-controlling interest	12,390	12,760	10,126
Net income attributable to Bluegreen Vacations
Corporation Shareholders	$87,962	$126,583	$77,877

Comprehensive income attributable to Bluegreen Vacations
Corporation Shareholders	$87,962	$126,583	77,877

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016

Earnings per share attributable to
Bluegreen Vacations Corporation shareholders - Basic and diluted (1)	$1.18	$1.77	$1.10

Weighted average number of common shares:
Basic and diluted (1)	74,712	71,448	70,998

Cash dividends declared per share(1)	$0.60	$0.56	$0.99

(1)

The calculation of basic and diluted earnings per share and cash dividends declared per share were based on shares issued in connection with our initial public offering during November 2017 and give effect to the stock split effected in connection therein as if the stock split is effected January 1, 2016. See Note 1: Organization and Note 17: Earnings Per Share for further discussion.

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Equity Attributable to Bluegreen Shareholder(s)
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
70,997,732	Balance at December 31, 2015	$287,682	$710	$227,134	$16,641	$43,197
—	Cumulative effect from the adoption of ASU 2014-09 (1)	4,877	—	—	4,419	458
—	Net income	88,003	—	—	77,877	10,126
—	Member distribution to Non-controlling interest holder	(12,250)	—	—	—	(12,250)
—	Dividends to shareholder	(70,000)	—	—	(70,000)	—
70,997,732	Balance at December 31, 2016	298,312	710	227,134	28,937	41,531
—	Net income	139,343	—	—	126,583	12,760
—	Member distribution to Non-controlling interest holder	(11,270)	—	—	—	(11,270)
—	Dividends to shareholder	(40,000)	—	—	(40,000)	—
3,736,723	Issuance of common stock upon initial public offering, net of offering costs (2)	47,269	37	47,232	—	—
74,734,455	Balance at December 31, 2017	433,654	747	274,366	115,520	43,021
—	Net income	100,352	—	—	87,962	12,390
—	Member distribution to Non-controlling interest holder	(9,800)	—	—	—	(9,800)
—	Dividends to shareholders	(44,841)	—	—	(44,841)	—
(288,532)	Repurchase and retirement of Common Stock	(4,000)	(3)	(3,997)	—	—
74,445,923	Balance at December 31, 2018	$475,365	$744	$270,369	$158,641	$45,611

(1)	We implemented ASU 2014-09 effective January 1. 2016.
(2)

The number of shares of common stock issued and outstanding were based on shares issued in connection with our initial public offering during November 2017 and give effect to the stock split effected in connection therein as if the stock split was effected January 1, 2015.  See Note 1: Organization for further discussion.

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$100,352	$139,343	$88,003
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	16,604	14,110	14,272
Loss (Gain) on disposal of property and equipment	179	524	(1,046)
Provision for loan losses	51,236	46,412	45,544
Provision (benefit) for deferred income taxes	2,090	(42,022)	16,594
Changes in operating assets and liabilities:
Notes receivable	(63,545)	(47,470)	(59,219)
Prepaid expenses and other assets	2,704	(7,103)	5,280
Inventory	(32,022)	(42,757)	(18,323)
Accounts payable, accrued liabilities and other, and
deferred income	(764)	4,933	10,763
Net cash provided by operating activities	76,834	65,970	101,868

Investing activities:
Purchases of property and equipment	(32,539)	(14,115)	(9,605)
Proceeds from sale of property and equipment	—	—	2,253
Net cash used in investing activities	(32,539)	(14,115)	(7,352)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	254,494	203,001	238,521
Payments on borrowings collateralized by notes receivable	(216,023)	(195,919)	(227,163)
Proceeds from borrowings under line-of-credit facilities
and notes payable	51,736	36,426	45,243
Payments under line-of-credit facilities and notes payable	(43,066)	(34,851)	(46,269)
Payments of debt issuance costs	(3,010)	(3,390)	(4,608)
Gross proceeds from public offering	—	48,652	—
Payments of public offering costs	—	(1,383)	—
Repurchase and retirement of common stock	(4,000)	—	—
Distributions to non-controlling interest	(9,800)	(11,270)	(12,250)
Dividends paid	(44,841)	(40,000)	(70,000)
Net cash (used in) provided by financing activities	(14,510)	1,266	(76,526)
Net increase in cash and cash equivalents
and restricted cash	29,785	53,121	17,990
Cash, cash equivalents and restricted cash at the beginning of period	243,349	190,228	172,238
Cash, cash equivalents and restricted cash at end of period	$273,134	$243,349	$190,228

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$30,260	$26,244	$27,511
Income taxes paid	$25,156	$41,035	$26,769

Supplemental schedule of non-cash investing and financing activities:
Acquisition of inventory, property, and equipment for notes payable	$24,258	$—	$—

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

Initial Public Offering

The initial public offering of Bluegreen Vacations Corporation’s (“Bluegreen Vacations”, “Bluegreen”, we,” “us,” “our,” or the “Company”) common stock was closed on November 17, 2017.  In the initial public offering, we sold 3,736,723 shares of our common stock at the public offering price of $14.00 per share, less underwriting discounts and commissions. We received net proceeds of approximately $47.3 million from our sale of shares in the initial public offering.  In addition, BBX Capital Corporation (NYSE: BBX) (“BBX Capital”), our sole shareholder prior to the initial public offering, sold, as selling shareholder, 3,736,722 shares of our common stock, including 974,797 shares sold on December 5, 2017 pursuant to the underwriters exercise of its option to purchase additional shares, at the public offering price of $14.00 per share, less underwriting discounts and commissions. We did not receive any proceeds from the sale of shares by BBX Capital. BBX Capital continues to own approximately 90% of our outstanding common stock. Our common stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “BXG” since our initial public offering on November 17, 2017.  In connection with the initial public offering, we effected a 709,977-for-1 stock split. All share and per share amounts herein reflect, or are calculated after giving effect to, such stock split.

Our Business

We are a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”)) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). We market, sell and manage VOIs in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through our points-based system, the approximately 216,000 owners in our Vacation Club have the flexibility to stay at units available at our resorts and have access to over 11,000 other hotels and resorts through partnerships and exchange networks.  The resorts in which we market, sell or manage VOIs were either developed or acquired by us, or were developed and are owned by third parties. We earn fees for providing sales and marketing services to third party developers. We also earn fees by providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, we provide financing to FICO score-qualified purchasers of VOIs, which generates significant interest income.

2.  Basis of Presentation and Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, including Bluegreen/Big Cedar Vacations, LLC (a joint venture in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and our majority voting control of its management committee (“Bluegreen/Big Cedar Vacations”), and variable interest entities (sometimes referred to herein as “VIEs”) of which we are the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidation (“Topic 810”). We do not consolidate the statutory business trusts formed by us to issue trust preferred securities as these entities represent VIEs in which we are not the primary beneficiary. The statutory business trusts are accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

On November 16, 2009, BBX Capital acquired a controlling interest in us. In connection with the acquisition, our assets and liabilities were measured at fair value as of the date of acquisition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management evaluates our estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue; our allowance for loan losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as intangible assets and other long-lived assets; the estimate of contingent liabilities related to litigation and other claims and assessments; and deferred income taxes. Management bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

Reclassification of Prior Period Presentation

On January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, as subsequently amended ("ASU 2014-09") using the full retrospective approach as of January 1, 2016. All amounts and disclosures set forth in this Form 10-K reflect the necessary adjustments required for the adoption of this standard, including the reclassification of prior period balances to conform to current year presentation. See "Significant Accounting Policies" below for additional information.

Significant Accounting Policies

Cash and Cash Equivalents

Cash in excess of our immediate operating requirements are generally invested in short-term time deposits and money market instruments, typically with original maturities at the date of purchase of three months or less. Cash and cash equivalents are maintained at various financial institutions. These financial institutions are located throughout the United States and in Aruba. However, a significant portion of our unrestricted cash is maintained with a single bank and, accordingly, we are subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining our deposits are performed to evaluate and, if necessary, take actions in an attempt to mitigate credit risk.

Restricted Cash

Restricted cash consists primarily of customer deposits held in escrow accounts and cash collected on pledged/secured notes receivable not yet remitted to lenders.

Revenue Recognition

Sales of VOIs. Revenue is recognized for sales of VOIs after control of the VOI is deemed transferred to the customer, which is when the legal rescission period has expired on a binding executed VOI sales agreement and the collectability of the note receivable from the buyer, if any, is reasonably assured. Transfer of control of the VOI to the buyer is deemed to occur when the legal rescission period expires as the risk and rewards associated with VOI ownership are transferred to the buyer at that time. We record customer deposits from contracts within the legal rescission period in restricted cash and accrued liabilities and other in our consolidated balance sheets as such amounts are refundable until the legal rescission period has expired. In cases where construction and development of our developed resorts has not been substantially completed, we defer all of the revenue and associated expenses for the sales of VOIs until construction is substantially complete and the resort may be occupied.

We generally offer qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments and may be prepaid without penalty. For sales of VOIs for which we provide financing, we have reduced the transaction price for expected loan losses which we consider to be variable consideration. Our estimates of the variable consideration are based on the results of our static pool analysis, which relies on historical payment data for similar VOI notes receivable. Our policies regarding the estimation of variable consideration on our notes receivable are discussed in further detail under “Notes Receivable” below. VOI Sales where no financing was provided do not have any significant payment terms.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of our sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenue are expensed as incurred. Revenue from the sampler program is deferred and typically recognized within a year from sale as guests complete stays at the resorts. During each of the years presented, our aggregate rental revenue and sampler revenue was less than the aggregate carrying cost of our VOI inventory. Accordingly, we recorded such revenue as a reduction to the carrying cost of VOI inventory which is included in cost of other fee-based services in our consolidated statements of income and comprehensive income for each year.

Fee-based sales commission revenue. Fee-based sales commission revenue is recognized when a sales transaction with a VOI purchaser is consummated, in accordance with the terms of the fee-based sales agreement with the third-party developer, it is probable that a significant reversal of such revenue will not occur and the related consumer rescission period has expired.

Other fee-based services revenue and cost reimbursements. Revenue in connection with our other fee-based services (which are described below) is recognized as follows:

•

Resort and club management revenue and related cost reimbursements are recognized as services are rendered. These services provided to the resort HOAs are comprised of day-to-day services to operate the resort, including management services and certain accounting and administrative functions. Management services provided to the Vacation Club include managing the reservation system and providing owner, billing and collection services. Our management contracts are typically structured as cost-plus with an initial term of three years and automatic one-year renewals. We believe these services to be a series of distinct goods and services to be accounted for as a single performance obligation over time and recognize revenue as the customer receives the benefits of our services. We allocate variable consideration to the distinct good or service within the series, such that revenue from management fees and cost reimbursements is recognized in each period as the uncertainty with respect to such variable consideration is resolved.

•	Resort title fee revenue is recognized when escrow amounts are released and title documents are completed.
•	Rental revenue is recognized on a daily basis which is consistent with the period for which the customer benefits from such service.
•	Mortgage servicing revenue is recognized as services are rendered.

Fees received in advance are generally included in deferred income in our consolidated balance sheets until such time as the related service is rendered and revenue is recognized as stated above.

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

Notes Receivable

Our notes receivable are carried at amortized cost less an allowance for loan losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due.  As of December 31, 2018 and December 31, 2017, $20.4 million and $12.9 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income.  After 120 days, our VOI notes receivable are generally written off against the allowance for loan loss.

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

Inventory

Our inventory consists of completed VOIs, VOIs under construction and land held for future VOI development. We carry our completed inventory at the lower of  (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. VOI inventory and cost of sales are accounted for under timeshare accounting rules, which require the use of a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage - the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, we do not relieve inventory for VOI cost of sales related to anticipated loan losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

We also periodically evaluate the recoverability of the carrying amount of our undeveloped or under development resort properties in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), which provides guidance relating to the accounting for the impairment or disposal of long-lived assets. No impairment charges were recorded with respect to VOI inventory during any of the years presented.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with obtaining financing from third-party lenders and are presented in our consolidated balance sheets as other assets or as a direct deduction from the carrying value of the associated debt liability. These costs are capitalized and amortized to interest expense over the terms of the related financing arrangements. As of December 31, 2018 and 2017, unamortized deferred financing costs totaled $13.1 million and $13.4 million, respectively.  Interest expense from the amortization of deferred financing costs for the years ended December 31, 2018, 2017 and 2016 was $3.5 million, $3.1 million and $3.1 million, respectively.

Property and Equipment

Our property and equipment is recorded at acquisition cost.  We record depreciation and amortization in a manner that recognizes the cost of its depreciable assets over their estimated useful lives using the straight-line method.  Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated useful lives of the improvements.

We capitalize the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use.  Capitalization of software developed for internal use commences during the development phase of the project and ends when the asset is ready for its intended use.  Software developed or obtained for internal use is generally amortized on a straight-line basis over 3 to 5 years. Capitalized costs of software for internal use for the years ended December 31, 2018 and 2017 were $10.0 million and $5.3 million, respectively.

Intangible Assets

Intangible assets consist of property management contracts with various HOAs to manage, service, staff and maintain the property, as well as a lease premium. A majority of our property management contracts have indefinite useful lives and are not amortized, but instead are reviewed for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We amortize the lease premium straight-line over the remaining life of the lease.  We did not record any impairment charges during the years ended December 31, 2018, 2017 or 2016.

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying amounts of our long-lived assets under the guidelines of ASC 360. We review the carrying amounts of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We assess impairment by comparing the undiscounted cash flows of the assets to their carrying amounts.  If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized to write-down the carrying value of the asset to the estimated fair value less any costs of disposition.

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

On December 22, 2017, the “Tax Cuts and Jobs Act” was signed into law, which changed accounting and disclosures for income taxes as reported under ASC 740-10, “Income Tax”. In addition to changes or limitations to certain tax deductions, the Tax Cut and Jobs Act permanently lowered the federal corporate tax rate to 21% from the previous maximum rate of 35%.  During December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have all the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act.  In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 amended ASC Topic 740, “Income Taxes” (“ASC 740”), for the guidance previously provided by SAB 118, related to the application of ASC 740 in the reporting period in which the Tax Cuts and Jobs Act was signed into law. As a result of the reduction of the corporate tax rate to 21%, we were required by GAAP to revalue our deferred tax assets and liabilities as of the date of the enactment, and to account for the resulting tax effects accounted for in the reporting period of enactment.  We recorded a one-time, after tax benefit of approximately $47.7 million during the fourth quarter of 2017 based on such revaluation of our net deferred tax liability.  See Note 12: Income Taxes for additional information regarding the accounting for income taxes for the Tax Cuts and Jobs Act.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. There were no potentially dilutive common shares outstanding during any of the reporting periods.

Advertising Expense

We expense advertising costs, which are primarily marketing costs, as incurred. Advertising expense was $136.9 million, $147.1 million, and $144.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.

We have entered into marketing arrangements with various third parties.  For the years ended December 31, 2018, 2017, and 2016, sales of VOIs to prospects and leads generated by our marketing arrangement with Bass Pro accounted for approximately 14%, 15% and 16%, respectively, of our total VOI sales volume. There can be no guarantee that we will be able to maintain this agreement in accordance with its terms or extend or renew this agreement on similar terms, or at all.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” as subsequently amended (“ASU 2014-09”). ASU 2014-09 replaced numerous requirements in GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The new standard specifies how and when to recognize revenue from contracts with customers by providing a principle-based framework and requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the new guidance on January 1, 2018 using the retrospective method and accordingly, prior period results have been adjusted to apply the new standard, as shown below in Note 3: Revenue from Contracts with Customers.

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

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 amended ASC Topic 740, “Income Taxes” (“ASC 740”), for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), related to the application of ASC 740 in the reporting period in which the Tax Cuts and Jobs Act was signed into law. Our adoption of ASU 2018-05 had no impact on our consolidated financial statements. See Income Taxes above and Note 12: Income Taxes for additional information regarding the accounting for income taxes for the Tax Cuts and Jobs Act.

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to our operations which have not been adopted as of December 31, 2018:

“ASU No. 2016-02” – Leases (Topic 842), as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20.  This standard will require assets and liabilities to be recognized on the balance sheet of a lessee for the rights and obligations created by leases of assets. For income statement purposes, the standard retained a dual model which requires leases to be classified as either operating or finance based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. This standard also requires extensive quantitative and qualitative disclosures, including significant judgments made by management in applying the standard, intended to provide greater insight into the amount, timing, and uncertainty of cash flows arising from leases.

We adopted this standard on January 1, 2019 and are applying the transition guidance as of the date of adoption, under the current period adjustment method.  As a result, we will recognize right-of-use assets and lease liabilities associated with our leases on January 1, 2019, with a cumulative-effect adjustment to the opening balance of accumulated earnings, while the comparable prior periods in our financial statements will continue to be reported in accordance with Topic 840, including the disclosures of Topic 840.

The standard includes a number of optional practical expedients under the transaction guidance. We have elected the package of practical expedients which allows us to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. We also made accounting policy elections by class of underlying asset to not apply the recognition requirements of the standard to leases with terms of 12 months or less and to not separate non-lease components from lease components. Consequently, each separate lease component and the non-lease components associated with that lease component will be accounted for as a single lease component for lease classification, recognition, and measurement purposes.

Upon adoption of the standard, we expect to recognize a lease obligation liability ranging from $25.5 million to $27.5 million and a right-of-use asset ranging from $24.6 million to $26.6 million.  We believe that the standard will not have a material impact on our consolidated statements of income and comprehensive income or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces an approach based on expected losses to estimate loan losses on certain types of financial instruments. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses.  Further, public entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard will be effective for us on January 1, 2020. Early adoption is permitted beginning on January 1, 2019.  We are currently evaluating the impact that ASU 2016-13 may have on our consolidated financial statements.

3.  Revenue From Contracts with Customers

Financial Statement Impact of Adopting ASC 606

As discussed in Note 2:  Basis of Presentation and Significant Accounting Policies, the FASB issued ASU 2014-09 in May 2014, which, as amended, specifies how and when to recognize revenue from contracts with customers by providing a principle-based framework and requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASC 606, effective January 1, 2018, on a retrospective basis and restated our previously reported historical results as shown in the tables below.  The cumulative effect of applying the new guidance to our contracts with customers was recorded as an adjustment to retained earnings as of January 1, 2016.

We have elected to use the following practical expedients in connection with our adoption of ASU 2014-09:

•	We utilize the transaction price upon completion of the contract for certain contracts with customers.
•

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or unsatisfied performance obligations or unsatisfied promises to transfer a distinct good or service that forms a part of a single performance obligation recognized over time. See Note 2:  Basis of Presentation and Significant Accounting Policies for further description of variable consideration identified in our contracts with customers.

•	We expense all marketing and sales costs as they are incurred.
•	We exclude all taxes assessed by a governmental authority that are imposed on a specified transaction concurrent with the closing thereof and are collected by us from a customer.

We do not believe that the use of these practical expedients materially impacted our consolidated financial statements and disclosures herein.

The following represents the impact of the adoption of ASU 2014-09 on our consolidated balance sheets as of December 31, 2017 and December 31, 2016 and our consolidated statements of income and comprehensive income for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	As of and for the Year ended December 31, 2017
	Initially As Reported	ASC 606 Adjustment	As Adjusted
Balance Sheet:
Notes receivable, net	$431,801	$(4,943)	$426,858
Deferred income	36,311	(19,418)	16,893
Deferred income taxes	83,628	5,338	88,966
Total shareholders' equity	$424,517	$9,137	$433,654

Income Statement:
Sales of VOIs	$239,662	$2,355	$242,017
Reimbursement revenue	—	52,639	52,639
Cost of reimbursement	—	52,639	52,639
Cost of VOIs sold	17,439	240	17,679
Selling, general and administrative expenses	420,746	453	421,199
Income before non-controlling interest and provision for income taxes	135,336	1,662	136,998
Provision for income taxes	(2,974)	629	(2,345)
Net income	138,310	1,033	139,343
Less: Net income attributable to non-controlling interest	12,784	(24)	12,760
Net income attributable to Bluegreen Vacations Corporation shareholders	$125,526	$1,057	$126,583
Basic and diluted earnings per share	$1.76	$0.01	$1.77

	As of and for the Year ended December 31, 2016
	Initially As Reported	ASC 606 Adjustment	As Adjusted
Balance Sheet:
Notes receivable, net	$430,480	$(4,680)	$425,800
Deferred income	37,015	(17,493)	19,522
Deferred income taxes	126,278	4,711	130,989
Total shareholders' equity	$290,208	$8,104	$298,312

Income Statement:
Sales of VOIs	$266,142	$7,731	$273,873
Reimbursement revenue	—	49,557	49,557
Cost of reimbursement	—	49,557	49,557
Cost of VOIs sold	27,346	1,483	28,829
Selling, general and administrative expenses	418,357	1,573	419,930
Income before non-controlling interest and provision for income taxes	124,948	4,675	129,623
Provision for income taxes	40,172	1,448	41,620
Net income	84,776	3,227	88,003
Less: Net income attributable to non-controlling interest	9,825	301	10,126
Net income attributable to Bluegreen Vacations Corporation shareholders	74,951	2,926	77,877
Basic and diluted earnings per share	$1.06	$0.04	$1.10

Adoption of the standard related to revenue recognition did not impact the cash from or used in operating, financing, or investing activities on our consolidated cash flow statements.

Disaggregated Revenue

The following table shows our disaggregated revenue by segment from contracts with customers. We operate our business in the following two segments: (i) Sales of VOIs and financing; and (ii) Resort operations and club management. Please refer to Note 16: Segment Reporting below for more details related to our segments.

	For the Years Ended
	December 31,
	2018	2017	2016
(in thousands)
Sales of VOIs (1)	$254,225	$242,017	$273,873
Fee-based sales commission revenue (1)	216,422	229,389	201,829
Resort and club management revenue (2)	99,535	91,080	84,318
Cost reimbursements (2)	62,534	52,639	49,557
Title fees (1)	12,205	14,742	13,838
Other revenue (2)	6,284	5,997	5,292
Revenue from customers	651,205	635,864	628,707
Interest income (1)	85,914	86,876	89,510
Other income, net	1,201	312	1,724
Total revenue	$738,320	$723,052	$719,941

(1) Included in our sales of VOIs and financing segment described in Note 16.

(2) Included in our resort operations and club management segment described in Note 16.

4.  Notes Receivable

The table below provides information relating to our notes receivable and our allowance for loan losses (dollars in thousands):

	As of December 31,
	2018	2017
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$124,642	$184,971
VOI notes receivable - securitized	447,850	364,349
	572,492	549,320
Allowance for loan losses - non-securitized	(28,258)	(38,497)
Allowance for loan losses - securitized	(105,875)	(85,161)
VOI notes receivable, net	$438,359	$425,662
Allowance as a % of VOI notes receivable	23%	23%

Notes receivable secured by homesites: (1)
Homesite notes receivable	898	1,329
Allowance for loan losses	(90)	(133)
Homesite notes receivable, net	$808	$1,196
Allowance as a % of homesite notes receivable	10%	10%
Total notes receivable:
Gross notes receivable	$573,390	$550,649
Allowance for loan losses	(134,223)	(123,791)
Notes receivable, net	$439,167	$426,858
Allowance as a % of gross notes receivable	23%	22%

(1)	Notes receivable secured by homesites were originated through a business, substantially all the assets of which were sold by us in 2012.

The weighted-average interest rate on our notes receivable was 15.1% and 15.3% at December 31, 2018 and 2017, respectively.  All of our VOI loans bear interest at fixed rates.  The weighted-average interest rate charged on notes receivable secured by VOIs was 15.1% and 15.3% at December 31, 2018 and 2017 respectively.  Our VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Future principal payments due on our notes receivable (including our homesite notes receivable) as of December 31, 2018 are as follows (in thousands):

2019	$61,093
2020	59,746
2021	63,759
2022	68,046
2023	70,472
Thereafter	250,274
Total	$573,390

Credit Quality for Financed Receivables and the Provision for Loan Losses

The activity in our allowance for loan losses (including with respect to our homesite notes receivable) was as follows (in thousands):

	For the Year Ended December 31,
	2018	2017
Balance, beginning of year	$123,791	$120,270
Provision for loan losses	51,236	46,412
Less: Write-offs of uncollectible receivables	(40,804)	(42,891)
Balance, end of year	$134,223	$123,791

We monitor the credit quality of our receivables on an ongoing basis. We hold large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables as we don’t believe that there are significant concentrations of credit risk with any individual counterparty or groups of counterparties.  In estimating loan losses, we do not use a single primary indicator of credit quality but instead we evaluate our VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

The percentage of gross notes receivable outstanding by FICO score at origination were as follows:

	As of
	December 31,	December 31,
	2018	2017
FICO Score
700+	57%	54%
600-699	39	41
<600	3	3
No Score (1)	1	2
Total	100%	100%

(1)	VOI notes receivable without a FICO score are primarily related to foreign borrowers.

The following table shows the delinquency status of our VOI notes receivable (in thousands):

	As of December 31,
	2018	2017
Current	$541,783	$525,482
31-60 days	5,783	6,088
61-90 days	4,516	4,897
Over 91 days (1)	20,410	12,853
Total	$572,492	$549,320

(1)

Includes $14.3 million and $7.6 million as of December 31, 2018 and 2017, respectively, related to VOI notes receivable that, as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

5.  Variable Interest Entities

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

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of December 31, 2018, we were in compliance with all applicable terms under our securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, we analyze our variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. We base our quantitative analysis on the forecasted cash flows of the entity, and we base our qualitative analysis on the structure of the entity, including our decision-making ability and authority with respect to the entity, and relevant financial agreements. We also use our qualitative analysis to determine if we must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, we have determined these securitization entities to be VIEs of which we are the primary beneficiary and, therefore, we consolidate the entities into our financial statements.

Under the terms of certain of our VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by us of defaulted notes during 2018,  2017 and 2016 were $13.7 million,  $9.5 million and $6.5 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of December 31,
	2018	2017
Restricted cash	$28,400	$19,488
Securitized notes receivable, net	341,975	279,188
Receivable backed notes payable - non-recourse	382,257	336,421

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6.  Inventory

Our VOI inventory consists of the following (in thousands):

	As of December 31,
	2018	2017
Completed VOI units	$237,010	$194,503
Construction-in-progress	26,587	22,334
Real estate held for future development	70,552	64,454
	$334,149	$281,291

In December 2018, we increased the average selling price of our VOIs by 3%, in June 2017, we increased the average selling price of our VOIs by 4% and in September 2016, we increased the selling price of our VOIs by 5%. As a result of these pricing changes, we also increased our estimate of total gross margin generated on the sale of our VOI inventory. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during 2018, 2017 and 2016, we recognized a benefit to cost of VOIs sold of $3.6 million ($2.7 million net of tax, $0.04 EPS),  $5.1 million ($3.1 million net of tax, $0.04 EPS) and $5.6 million ($3.4 million net of tax, $0.05 EPS), respectively.

The interest expense reflected in our consolidated statements of income and comprehensive income is net of capitalized interest. Interest capitalized to VOI inventory was $1.3 million, $1.1 million and $0.4 million at December 31, 2018, 2017, and 2016, respectively.

7.  Property and Equipment

Our property and equipment consists of the following (dollars in thousands):

		As of December 31,
	Useful Lives	2018	2017

Office equipment, furniture, fixtures and software	3-14 years	$67,632	$57,334
Land, buildings and building improvements	3-31 years	69,835	56,639
Leasehold improvements	3-14 years	8,444	8,168
Transportation and equipment	5 years	2,390	175
		148,301	122,316
Accumulated depreciation and amortization		(50,022)	(47,560)
Total		$98,279	$74,756

Depreciation and amortization expense related to our property and equipment was $12.3 million, $9.6 million and $9.5 million for the years ended December 31, 2018,  2017 and 2016, respectively.

8.  Intangible Assets

Intangible assets and related amortization expense were as follows (in thousands):

	As of December 31,
Class	2018	2017
Intangible assets:
Management agreements	$61,708	$61,708
Lease premium	2,057	2,057
	63,765	63,765
Accumulated amortization	(1,920)	(1,787)
Total intangible assets	$61,845	$61,978

Year	Future Amortization Expense
2019	$133
2020	133
2021	133
2022	105
2023	50
$554

9.  Debt

Contractual minimum principal payments required on our debt, net of unamortized discount, by type, for each of the five years subsequent to December 31, 2018 and thereafter are shown below (in thousands):

	Lines-of- credit and notes payable	Recourse receivable- backed notes payable	Non-recourse receivable- backed notes payable	Junior subordinated debentures	Total
2019	$29,096	$—	$—	$—	$29,096
2020	13,021	—	—	—	13,021
2021	83,667	7,262	—	—	90,929
2022	7,125	12,346	—	—	19,471
2023	2,153	30,617	—	—	32,770
Thereafter	—	26,449	389,064	110,827	526,340
Unamortized debt issuance costs	(1,671)	—	(6,807)	—	(8,478)
Purchase accounting adjustment	—	—	—	(39,504)	(39,504)
Total	$133,391	$76,674	$382,257	$71,323	$663,645

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders.  Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable) as of December 31, 2018 and 2017 was as follows (dollars in thousands):

	As of December 31,
	2018			2017
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets
2013 Notes Payable	$28,125	5.50%	$22,878	$46,500	5.50%	$29,403
Pacific Western Term Loan	—	—	—	2,715	6.72%	9,884
Fifth Third Bank Note Payable	3,834	5.34%	7,892	4,080	4.36%	8,071
NBA Line of Credit	—	—	—	5,089	4.75%	15,260
NBA Éilan Loan	25,603	5.60%	35,615	—	—	—
Fifth Third Syndicated LOC	55,000	5.27%	92,415	20,000	4.27%	75,662
Fifth Third Syndicated Term	22,500	5.37%	27,724	23,750	4.32%	23,960
Unamortized debt issuance costs	(1,671)	—	—	(1,940)	—	—
Total	$133,391		$186,524	$100,194		$162,240

2013 Notes Payable.  In March 2013, we issued $75.0 million of senior secured notes (the “2013 Notes Payable”) in a private financing transaction.  The 2013 Notes Payable are secured by certain of our assets, including primarily the cash flows from the residual interests relating to certain term securitizations and the VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.  Pursuant to the terms of the 2013 Notes Payable, we are required to periodically pledge reacquired VOI inventory in the BG Club 36 resort.  We may also pledge additional residual interests from other term securitizations.  In September 2016, the 2013 Notes Payable were amended to reduce the interest rate from 8.05% to 5.50%. The 2013 Notes Payable mature in March 2020.  The terms of the 2013 Notes Payable include certain covenants and events of default, which management considers to be customary for transactions of this type.  The proceeds from the 2013 Notes Payable were used to fund a portion of the consideration paid to our former shareholders in connection with BBX Capital’s April 2013 acquisition of all of our then outstanding shares not owned by BBX Capital.

Pacific Western Term Loan. We had a non-revolving term loan (the “Pacific Western Term Loan”) with Pacific Western Bank, as successor-by-merger to CapitalSource Bank, secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort. During 2018, the Pacific Western Term Loan was paid in full and there is no outstanding balance.

Fifth Third Bank Note Payable.  In April 2008, we entered into a note payable with Fifth Third Bank to finance an acquisition of real estate.  The Fifth Third Bank Note Payable matures in August 2021.  Principal and interest on amounts outstanding under the Fifth Third Bank Note Payable are payable monthly through maturity.  The interest rate under the note equals the 30-day LIBOR plus 3.00%.

NBA Line of Credit. Bluegreen/Big Cedar Vacations had a revolving line of credit with NBA (the “NBA Line of Credit”) with a borrowing limit of $20 million. The NBA Line of Credit provided for a revolving advance period expiring in September 2020 and maturity in March 2025 and was secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacations’ The Cliffs at Long Creek Resort. Interest payments were paid monthly. Principal payments were effected through release payments upon sales of VOIs in The Cliffs at Long Creek Resort that served as collateral for the NBA Line of Credit, subject to mandatory principal reductions. During 2018, the NBA Line of Credit was paid in full and there is no outstanding balance. The availability of this line has been transferred to the NBA Receivables Facility described below.

NBA Éilan Loan. On April 17, 2018, we purchased the Éilan Hotel & Spa in San Antonio, Texas for $34.3 million. In connection with the acquisition, we entered into a non-revolving acquisition loan (the “NBA Éilan Loan”) with NBA.

The NBA Éilan Loan provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort, $1.7 million which was used to fund certain improvement costs and up to an additional $1.5 million, which may be drawn upon through April 2019, to fund certain future improvement costs. Principal payments will be effected through release payments from sales of VOIs at Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one-month LIBOR plus 3.25%, subject to a floor of 4.75%. As of December 31, 2018, there was $25.6 million outstanding on the NBA Éilan Loan.

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of December 31, 2018, outstanding borrowings under the facility totaled $77.5 million, including $22.5 million under the Fifth Third Syndicated Term Loan and $55.0 million under the Fifth Third Syndicated Line of Credit.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of December 31,
	2018			2017
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Receivable-backed notes payable - recourse:
Liberty Bank Facility	$17,654	5.25%	$22,062	$24,990	5.00%	$30,472
NBA Receivables Facility	48,414	5.27%	57,805	44,414	4.10%	53,730
Pacific Western Facility	10,606	5.52%	13,730	15,293	6.00%	19,516
Total	76,674		93,597	84,697		103,718

Receivable-backed notes payable - non-recourse:
KeyBank/DZ Purchase Facility	$—	—	$—	$16,144	4.31%	$19,866
Quorum Purchase Facility	40,074	4.75-5.50%	45,283	16,771	4.75-6.90%	18,659
2012 Term Securitization	15,212	2.94%	16,866	23,227	2.94%	25,986
2013 Term Securitization	27,573	3.20%	29,351	37,163	3.20%	39,510
2015 Term Securitization	44,230	3.02%	47,690	58,498	3.02%	61,705
2016 Term Securitization	63,982	3.35%	72,590	83,142	3.35%	91,348
2017 Term Securitization	83,513	3.12%	95,877	107,624	3.12%	119,582
2018 Term Securitization	114,480	4.02%	125,916	—	—	—
Unamortized debt issuance costs	(6,807)	—	—	(6,148)	—	—
Total	382,257		433,573	336,421		376,656
Total receivable-backed debt	$458,931		$527,170	$421,118		$480,374

Liberty Bank Facility.    Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility  with Liberty Bank (the “Liberty Bank Facility”) which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period. On March 12, 2018, the Liberty Bank Facility was amended and restated to extend the revolving credit period from March 2018 to March 2020, extend the maturity date from November 2020 until March 2023, and amend the interest rate on borrowings as described below. Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, during the revolving credit period of the facility.  Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility.  Through March 31, 2018, borrowings under the Liberty Bank Facility accrued interest at the Wall Street Journal (“WSJ”) Prime Rate plus 0.50% per annum, subject to a 4.00% floor.  Pursuant to the March 2018 amendment to the Liberty Bank Facility, effective April 1, 2018, all borrowings outstanding under the facility accrue interest at the WSJ Prime Rate subject to a 4.00% floor.  Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”). The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during a revolving credit period expiring in 2020 and allows for maximum borrowings of up to $70 million. The maturity date for the facility is March 2025.  The interest rate applicable to future borrowings under the NBA Receivables Facility is equal to the 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%). Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

Pacific Western Facility.    We have a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million, subject to eligible collateral and customary terms and conditions. On August 15, 2018, the Pacific Western Facility was amended to extend the revolving advance period from September 2018 through September 2021 and the maturity date from September 2021 until September 2024 (in each case, subject to an additional 12-month extension at the option of Pacific Western Bank). Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. In addition, pursuant to the August 2018 amendment, effective September 21, 2018, all borrowings outstanding under the Pacific Western Facility accrue interest at an annual rate equal to 30-day LIBOR plus 3.00%; provided, however, that a portion of the borrowings, to the extent such borrowings are in excess of established debt minimums, will accrue interest at 30-day LIBOR plus 2.75%. Subject to the terms of the facility, principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance being due by maturity.

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

Quorum Purchase Facility.    We and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On April 6, 2018, the Quorum Purchase Facility was amended to extend the revolving purchase period from June 30, 2018 to June 30, 2020 and provide for a fixed interest rate of 4.95% per annum on advances made through September 30, 2018. The interest rate on advances made after September 30, 2018 are set at the time of funding based on rates mutually agreed upon by all parties. The amendment also reduced the loan purchase fee applicable to advances from 0.50% to 0.25% and extended the maturity of the Quorum Purchase Facility from December 2030 to December 2032. Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2018, $4.5 million accrues interest at a rate per annum of 4.75%,  $31.1 million accrues interest at a rate per annum of 4.95%,  $2.5 million accrues interest at a rate per annum of 5.0%, and $2.0 million accrues interest at a rate per annum of 5.50%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse and is not guaranteed by us.

2017 Term Securitization.  On June 6, 2017, we completed a private offering and sale of approximately $120.2 million of investment-grade, VOI receivable-backed notes (the “2017 Term Securitization”). The 2017 Term Securitization consisted of the issuance of two tranches of VOI receivable-backed notes: approximately $88.8 million of Class A notes and approximately $31.4 million of Class B notes with note interest rates of 2.95% and 3.59%, respectively, which blended to an overall weighted average note interest rate of approximately 3.12%. The gross advance rate for this transaction was 88%. The notes mature in October 2032.

The amount of the VOI notes receivable sold to BXG Receivables Note Trust 2017 (the “2017 Trust”) was approximately $136.5 million. The gross proceeds of such sales to the 2017 Trust were $120.2 million. A portion of the proceeds was used to: repay KeyBank and DZ $32.3 million, representing all amounts then outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility; repay Liberty Bank approximately $26.8 million (including accrued interest) under the Liberty Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. In April 2017, Bluegreen, as servicer, redeemed the notes related to BXG Receivables Note Trust 2010-A for approximately $10.0 million, and certain of the VOI notes receivable in such trust were sold to the 2017 Trust in connection with the 2017 Term Securitization. The remainder of the proceeds from the 2017 Term Securitization were used for general corporate purposes.

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

2018 Term Securitization. In October 2018, we completed the 2018 Term Securitization, a private offering and sale of approximately $117.7 million of investment-grade, VOI receivable-backed notes (the "Notes"), including approximately $49.8 million of Class A Notes, approximately $33.1 million of Class B Notes and approximately $34.8 million of Class C Notes with interest rates of 3.77%,  3.95% and 4.44%, respectively, which blends to an overall weighted average interest rate of approximately 4.02%. The gross advance rate for this transaction was 87.2%. The Notes mature in February 2034.

The amount of the VOI notes receivables sold to BXG Receivables Note Trust 2018 (the “Trust”) was approximately $135.0 million, approximately $109.0 million of which was sold to the Trust at closing, approximately $23.9 million of which was subsequently sold to the 2018 Trust in 2018 and the reminder of which was sold to the Trust in January 2019. The gross proceeds of such sales to the Trust were approximately $117.7 million. A portion of the proceeds received at the closing was used to: repay KeyBank and DZ Bank approximately $49.2 million, representing all amounts outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility; repay Liberty Bank approximately $20.4 million under the Liberty Bank Facility; repay Pacific Western Bank approximately $7.1 million under the Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the proceeds from the 2018 Term Securitization were used for general corporate purposes.

While ownership of the VOI receivables included in the 2018 Term Securitization is transferred and sold for legal purposes, the transfer of these VOI receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of the transaction.

Subject to performance of the collateral, we will receive any excess cash flows generated by the receivables transferred under the 2018 Term Securitization (meaning excess cash after payments of customary fees, interest, and principal under the 2018 Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, we have a number of other nonrecourse receivable-backed notes payable facilities, as set forth in the table above. During 2018, we repaid $51.0 million under these additional receivable-backed notes payable facilities. During 2017, we repaid $62.0 million under these additional receivable-backed notes payable facilities, including the payment in full of the notes payable issued in connection with the 2010 Term Securitization. During 2017, we wrote off the related unamortized debt issuance cost of $0.3 million.

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

We had the following junior subordinated debentures outstanding at December 31, 2018 (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures (1)	Initial Equity In Trust(2)	Issue Date	Interest Rate	Interest Rate at December 31, 2018	Maturity Date
BST I	$14,900	$696	3/15/2005	3-month LIBOR + 4.90%	7.70%	3/30/2035
BST II	16,688	774	5/4/2005	3-month LIBOR + 4.85%	7.37%	7/30/2035
BST III	6,755	310	5/10/2005	3-month LIBOR + 4.85%	7.37%	7/30/2035
BST IV	9,933	464	4/24/2006	3-month LIBOR + 4.85%	7.65%	6/30/2036
BST V	9,933	464	7/21/2006	3-month LIBOR + 4.85%	7.65%	9/30/2036
BST VI	13,114	619	2/26/2007	3-month LIBOR + 4.80%	7.32%	4/30/2037
	$71,323	$3,327
(1)	Purchase accounting adjustment reduced the carrying value by $39.5 million.
(2)	Initial Equity in Trust is recorded as part of other assets in the Consolidated Balance Sheets.

We had the following junior subordinated debentures outstanding at December 31, 2017 (dollars in thousands):

Trust	Outstanding Amount of Junior Subordinated Debentures (1)	Initial Equity In Trust(2)	Issue Date	Interest Rate	Interest Rate at December 31, 2017	Maturity Date
BST I	$14,703	$696	3/15/2005	3-month LIBOR + 4.90%	6.59%	3/30/2035
BST II	16,472	774	5/4/2005	3-month LIBOR + 4.85%	6.23%	7/30/2035
BST III	6,670	310	5/10/2005	3-month LIBOR + 4.85%	6.23%	7/30/2035
BST IV	9,802	464	4/24/2006	3-month LIBOR + 4.85%	6.54%	6/30/2036
BST V	9,802	464	7/21/2006	3-month LIBOR + 4.85%	6.54%	9/30/2036
BST VI	12,935	619	2/26/2007	3-month LIBOR + 4.80%	6.18%	4/30/2037
	$70,384	$3,327

(1)	Purchase accounting adjustment reduced the carrying value by $40.4 million.
(2)	Initial Equity in Trust is recorded as part of other assets in the Consolidated Balance Sheets.

As of December 31, 2018, we were in compliance with all financial debt covenants under our debt instruments. We had availability of approximately $193.3 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable, as of December 31, 2018.

10.  Fair Value of Financial Instruments

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of December 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$219,408	$219,408	$197,337	$197,337
Restricted cash	53,726	53,726	46,012	46,012
Notes receivable, net	439,167	537,000	426,858	525,000
Lines-of-credit, notes payable, and
receivable-backed notes payable	592,322	596,900	521,312	529,400
Junior subordinated debentures	71,323	87,000	70,384	88,500

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

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in the consolidated balance sheets for our lines of credit, notes payable, and receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates.  The fair value of our fixed-rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt.  These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

Junior subordinated debentures. The fair value of our junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

11.  Commitments and Contingencies

In September 2017, we entered into an agreement with an executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling approximately $2.9 million through March 2019.  As of December 31, 2018, $0.8 million remained payable under this agreement. Further, in December 2018, we entered into an agreement with another executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling approximately $2.0 million through December 2019, all of which remained payable as of December 31, 2018.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2018, 2017 and 2016, we made subsidy payments in connection with these arrangements of $13.9 million, $12.6 million and $13.9 million, respectively, which are included within cost of other fee-based services. As of December 31, 2018 and December 31, 2017, we had no accrued liability for such subsidies.

In March 2018, our Compensation Committee approved in principle the material terms of an Executive Leadership Incentive Plan (the “ELIP”), which provides for the grant of cash-settled performance units (“Performance Units”) and cash-settled stock appreciation rights (“SARs”) to participants in the ELIP.  It is contemplated that each participant will be granted award opportunities representing a percentage of his or her base salary (the “Target LTI”).  In the case of certain of our executive officers, the award will be divided 30% to SARs and 70% to Performance Units.  For other participants, including certain of our senior vice presidents, certain vice presidents and certain other employees, the award will be 100% in Performance Units. Performance Units will represent the right of the recipient to receive a cash payment based on the achievement of levels of EBITDA and return on invested capital (“ROIC”) during a two-year period.  SARs granted under the ELIP, upon exercise after vesting, will entitle the holder to a cash payment in an amount equal to the excess of the market price of our common stock on the date of exercise over the exercise price of the SAR.  The SARs will vest in equal annual installments on the first, second and third anniversary of the date of grant and have a five-year term. In March 2018, our Compensation Committee approved grants of 639,643 SARs, of which 559,194 remain outstanding as of December 31, 2018, at an exercise price of $19.72 per share to certain of our officers, as well as Performance Units up to approximately $7.4 million in 2020 to certain members of management, depending on actual results for the two years ending December 31, 2019. In addition, the ELIP includes an interim award based on 2018 EBITDA performance and cash generation, payable in 2019.  As of December 31, 2018, we had $3.4 million accrued for the ELIP included in accrued liabilities and other in the Consolidated Balance Sheet as of such date.

In October 2013, we entered into an agreement to purchase from an unaffiliated third party completed VOI inventory at the Lake Eve Resort in Orlando, Florida over a five-year period. The total purchase commitment was $35.1 million, of which $4.6 million and $8.9 million of inventory was purchased in 2018 and 2017, respectively. As of December 31, 2018, all amounts have been paid under this purchase commitment.

Rent expense for the years ended December 31, 2018,  2017 and 2016 totaled $15.2 million, $16.9 million and $15.1 million, respectively. Lease commitments under these and our various other non-cancelable operating leases for each of the five years subsequent to December 31, 2018 and thereafter are as follows (in thousands):

2019	$6,811
2020	5,405
2021	4,809
2022	4,573
2023	3,722
Thereafter	12,985
Total future minimum lease payments	$38,305

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

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also sought damages in the amount of the unpaid compensation owed to the plaintiffs. The court granted preliminary approval of class action in September 2017 to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. In February 2019, the parties agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are fully prepared and executed.

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against us which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The purported class action lawsuit was dismissed without prejudice after mediation.  However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. We intend to file a motion for summary judgment seeking dismissal of the suit.

On January 4, 2018, Gordon Siu, individually and on behalf of all others similarly situated, filed a lawsuit against BVU and Choice Hotels International, Inc. which asserted claims for alleged violations of California law that relates to the recording of telephone conversations with consumers. Plaintiff alleged that after staying at a Choice Hotels resort, defendants placed a telemarketing call to plaintiff to sell the Choice Hotels customer loyalty program and a vacation package at a Choice hotel via the Bluegreen Getaways vacation package program.  Plaintiff alleged that he was not timely informed that the phone conversation was being recorded and sought certification of a class comprised of other persons recorded on calls without their consent within one year before the filing of the original complaint.  After BVU moved to dismiss the complaint, plaintiff amended his complaint to dismiss one of the two causes of action in the original complaint on the basis that that particular statute only concerns land line phones. Plaintiff and Choice agreed to a confidential settlement and Choice was dismissed from this lawsuit. On November 22, 2018, the parties agreed to settle the matter for a nominal amount.  In January 2019, the settlement was approved, and the case is now closed.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that we failed to disclose the identity of the seller of real property at the beginning of our initial contact with the purchaser; that we misrepresented who the seller of the real property was; that we misrepresented the buyer’s right to cancel; that we included an illegal attorney’s fee provision in the sales document(s); that we offered an illegal “today only” incentive to purchase; and that we utilize an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from us one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action. We have filed a motion to dismiss the complaint which is pending.

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act. It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent.  Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action.

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Plaintiffs seek rescission of their contracts, money damages, including statutory treble damages, or in the alternative, punitive damages in an amount not less than $0.5 million. We believe the lawsuit is without merit and intend to vigorously defend the action. We have agreed to indemnify Bass Pro with respect to the claims brought against us in this proceeding.

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 8.4% in 2018. We also estimate that approximately 14.4% of the total delinquencies on our VOI notes receivable as of December 31, 2018 related to VOI notes receivable subject to this issue. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners, and in certain circumstances against the exit firms.

On December 21, 2018, we and BVU filed a lawsuit against timeshare exit firm Totten Franqui and certain other affiliated (“TPEs”). In the compliant, we argue that through various forms of deceptive advertising, as well as inappropriate direct contact with or VOI owners, the TPEs make false statements about us and provide misleading information to the VOI owners. We also believe that the TPEs induce our VOI owners to breach their contracts and stop making payments to us, which typically results in a default on the VOI note and termination of the VOI.  Thereafter, the TPEs, despite often times doing no more than encouraging non-payment, claim that they “helped” the consumer “exit” their timeshare contract. We believe that all of this results in the consumer paying fees to the TPEs in exchange for illusory services. We have asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims.

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of December 31, 2018, we sold vacation packages in 69 of Bass Pro’s stores. We compensate Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the years ended December 31, 2018, 2017 and 2016, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14%,  15% and 16%, respectively, of our VOI sales volume. We have continued to meet with Bass Pro’s leadership in an effort to resolve the issues which arose between the parties in 2017 and 2018. While there is no assurance that a resolution will be reached, we remain optimistic that we will achieve a resolution of the outstanding issues. We are hopeful that the resolution will address the timing of entry into the Cabela’s stores and an extension of the parties’ agreements. If reached, the resolution may include a restructuring of the amount and timing of compensation paid to Bass Pro. In the meantime, we continue to execute our vacation package marketing strategy under our current agreement with Bass Pro. While we do not believe that any material additional amounts are due to Bass Pro, our future results would be impacted if the issues are not resolved and by any change in the compensation payable to Bass Pro or the calculation of payments or reimbursements utilized pursuant to the agreements.

12.  Income Taxes

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal:
Current	$21,594	$35,466	$22,262
Deferred	927	(42,637)	20,030
	$22,521	$(7,171)	$42,292

State and Other:
Current	$4,857	$4,209	$2,763
Deferred	1,163	617	(3,435)
	6,020	4,826	(672)
Total	$28,541	$(2,345)	$41,620

The reasons for the difference between our provision for income taxes and the amount that results from applying the federal statutory tax rate to income before provision for income taxes relate to (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Income tax expense at statutory rate	$24,466	$43,484	$41,824
Effect of state taxes, net of federal tax benefit	3,837	2,735	1,796
Effect of federal rate change, net of federal tax benefit	(1,005)	(47,722)	—
Effect of state rate changes on net deferred
liabilities	833	156	(1,253)
Change in valuation allowance	(283)	275	(549)
Non-deductible items	1,182	460	317
Tax credits	(489)	(1,733)	(515)
Total	$28,541	$(2,345)	$41,620

Our deferred income taxes consist of the following components (in thousands):

AND

	As of December 31,
	2018	2017
Deferred federal and state tax liabilities (assets):
Installment sales treatment of VOI notes receivable	$103,226	$99,906
Deferred federal and state loss carryforwards/AMT
credits (net of valuation allowance of $2.2 million and $2.4 million
as of December 31, 2018 and 2017, respectively)	(7,871)	(8,463)
Book reserves for loan losses and inventory	(29,565)	(25,618)
Tax over book depreciation	2,343	(1,708)
Deferral of VOI sales and costs under timeshare accounting rules	8,654	12,242
Real estate valuation	(5,792)	(6,884)
Intangible assets	14,279	14,279
Junior subordinated debentures	9,378	9,144
Other	(3,596)	(3,932)
Deferred income taxes	$91,056	$88,966

Total deferred federal and state tax liabilities	$137,880	$135,571
Total deferred federal and state tax assets	(46,824)	(46,605)
Deferred income taxes	$91,056	$88,966

As of December 31, 2018, we had state operating loss carryforwards of $224.3 million, which expire from 2019 through 2038.

Internal Revenue Code Section 382 addresses limitations on the use of net operating loss carryforwards following a change in ownership, as defined in Section 382.  We do not believe that any such ownership change occurred during 2018 or 2017.  If our interpretation was found to be incorrect, there would be significant limitations placed on these carryforwards, which would result in an increase in our tax liability and negatively impact our results of operations.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015 for federal returns and 2013 for state returns.

Our effective income tax rate was approximately 25%, (2%) and 35% during 2018, 2017 and 2016, respectively.  On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law. In addition to changes or limitations to certain tax deductions, the Tax Cuts and Jobs Act permanently lowered the corporate tax rate to 21% from the then current maximum rate of 35%, effective for tax years including or commenced January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, GAAP required companies to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in continuing operations, in the reporting period of enactment.  We recorded a one-time after tax benefit of approximately $47.7 million during the fourth quarter of 2017 based on a revaluation of our net deferred tax liability. During the fourth quarter of 2018, we completed our analysis of the tax effects of the Tax Cuts and Jobs Act and concluded there were no material adjustments to the provisional tax benefit recorded during the fourth quarter of 2017.

Effective income tax rates for interim periods are based upon our current estimated annual rate.  Our annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate.

We evaluate our tax positions based upon guidelines of ASC 740-10, Income Tax, which clarifies the accounting for uncertainty in tax positions.  Based on an evaluation of uncertain tax provisions, we are required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  In accordance with our accounting policy, we recognize interest and penalties related to unrecognized taxes as a component of general and administrative expenses.  As of December 31, 2018, we did not recognize any interest or penalties related to ASC 740-10.

Certain of our state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

We are party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BBX Capital and its subsidiaries pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns.  Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  We paid BBX Capital or its affiliated entities $23.1 million, $39.3 million, and $26.2 million during 2018, 2017 and 2016, respectively, pursuant to the Agreement.

13.  Common Stock

The initial public offering of our common stock closed on November 17, 2017.  In the initial public offering, we sold 3,736,723 shares of our common stock at the public offering price of $14.00 per share, less underwriting discounts and commissions. We received net proceeds of approximately $47.3 million from our sale of shares in the initial public offering.  In addition, BBX Capital, our sole shareholder prior to the initial public offering, sold, as selling shareholder, 3,736,722 shares of our common stock, including 974,797 shares sold on December 5, 2017 pursuant to the underwriter’s exercise of their option to purchase additional shares, at the public offering price of $14.00 per share, less underwriting discounts and commissions. We did not receive any proceeds from the sale of shares by BBX Capital. In connection with the initial public offering, we effected a 709,977-for-1 stock split.

On November 26, 2018, our board of directors approved a share repurchase program which authorized the repurchase of up to 3,000,000 shares of our common stock at an aggregate cost of up to $35.0 million. The repurchase program authorizes management at its discretion, to repurchase shares from time to time subject to market conditions and other factors.   As of December 31, 2018, 288,532 shares of common stock had been repurchased for approximately $4.0 million under the repurchase plan.

14.  Employee Retirement Savings Plan and Other Employee Matters

Our Employee Retirement Plan (the “Retirement Plan”) is an Internal Revenue Code Section 401(k) Retirement Savings Plan.  Historically, all U.S.-based employees at least 21 years of age with at least three months of employment with us are eligible to participate in the Retirement Plan.  The Retirement Plan provides for an annual employer matching contribution equal to 100% of each participant’s contributions not exceeding 3% of each participant’s compensation, plus 50% of the participant’s contributions in excess of 3% but not in excess of 5% of the participant’s compensation.  Further, we may make additional discretionary matching contributions not to exceed 4% of each participant’s compensation.  During the years ended December 31, 2018,  2017 and 2016, expenses recorded for our contributions to the Retirement Plan totaled $5.0 million, $5.1 million and $5.0 million, respectively.

15.  Related Party Transactions

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

In April 2015, pursuant to a Loan Agreement and Promissory Note, our wholly owned subsidiary provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us or our subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the years ended

December 31, 2018, 2017 and 2016, we recognized $4.8 million,  $6.4 million and $8.0 million, respectively, of interest income on the loan to BBX Capital.

We paid or reimbursed BBX Capital or its affiliated entities $1.6 million, $1.5 million and $1.3 million during 2018,  2017, and 2016, respectively, for management advisory, risk management, administrative and other services. We had accrued $0.1 million for the services described above as of both December 31, 2018 and 2017.  BBX Capital or its affiliates paid or reimbursed us $0.4 million, $0.1 million and $0.1 million for other shared services during 2018, 2017, and 2016, respectively.  As of as of December 31, 2018 and 2017, $0.1 million and $0.2 million, respectively, was due to us from BBX Capital for these services.  From 2013 until January 2016, employees of a BBX Capital subsidiary were provided health insurance under policies maintained by us. BBX Capital’s subsidiary reimbursed us at cost, which was approximately $0.2 million during 2016.

During 2018,  2017, and 2016, we paid dividends of $40.4 million, $40.0 million, and $70.0 million, respectively, to BBX Capital, our sole shareholder until our initial public offering in November 2017.

During 2018 and 2017, we paid $0.9 million and $0.6 million, respectively, for the acquisition of inventory from a company whose President is the son of David L. Pontius, our former Executive Vice President and Chief Operating Officer.

See also the description of the Agreement to Allocate Consolidated Income Tax Liability and Benefits under Note 12: Income Taxes above.

16.  Segment Reporting

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

The table below sets forth our segment information for the year ended December 31, 2018 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$254,225	$—	$—	$—	$254,225
Fee-based sales commission revenue	216,422	—	—	—	216,422
Other fee-based services revenue	12,205	105,819	—	—	118,024
Cost Reimbursement	—	62,534	—	—	62,534
Mortgage servicing revenue	5,951	—	—	(5,951)	—
Interest income	79,377	—	6,537	—	85,914
Other income, net	—	—	1,201	—	1,201
Total revenue	568,180	168,353	7,738	(5,951)	738,320

Costs and expenses:
Cost of VOIs sold	23,813	—	—	—	23,813
Net carrying cost of VOI inventory	11,358	—	—	(11,358)	—
Cost of other fee-based services	4,591	57,019	—	11,358	72,968
Cost Reimbursement	—	62,534	—	—	62,534
Selling, general and administrative expenses	335,462	—	79,687	254	415,403
Mortgage servicing expense	6,205	—	—	(6,205)	—
Interest expense	19,514	—	15,195	—	34,709
Total costs and expenses	400,943	119,553	94,882	(5,951)	609,427
Income (loss) before non-controlling interest
and provision for income taxes	$167,237	$48,800	$(87,144)	$—	$128,893

Add:
Depreciation and amortization	6,335	1,719
Corporate realignment cost	96	42
Segment Adjusted EBITDA (1)	$173,668	$50,561

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the year ended December 31, 2017 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$242,017	$—	$—	$—	$242,017
Fee-based sales commission revenue	229,389	—	—	—	229,389
Other fee-based services revenue	14,742	97,077	—	—	111,819
Cost Reimbursement	—	52,639	—	—	52,639
Mortgage servicing revenue	5,206	—	—	(5,206)	—
Interest income	79,657	—	7,219	—	86,876
Other income, net	—	—	312	—	312
Total revenue	571,011	149,716	7,531	(5,206)	723,052

Costs and expenses:
Cost of VOIs sold	17,679	—	—	—	17,679
Net carrying cost of VOI inventory	4,220	—	—	(4,220)	—
Cost of other fee-based services	4,779	55,561	—	4,220	64,560
Cost Reimbursement	—	52,639	—	—	52,639
Selling, general and administrative expenses	354,855	—	66,155	189	421,199
Mortgage servicing expense	5,395	—	—	(5,395)	—
Interest expense	17,809	—	12,168	—	29,977
Total costs and expenses	404,737	108,200	78,323	(5,206)	586,054
Income (loss) before non-controlling interest
and provision for income taxes	$166,274	$41,516	$(70,792)	$—	$136,998

Add:
Depreciation and amortization	6,270	1,579
Corporate realignment cost	4,322	255
One-time payment to Bass-Pro	4,781	—
Segment Adjusted EBITDA (1)	$181,647	$43,350
(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the year ended December 31, 2016 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$273,873	$—	$—	$—	$273,873
Fee-based sales commission revenue	201,829	—	—	—	201,829
Other fee-based services revenue	13,838	89,610	—	—	103,448
Cost reimbursements	—	49,557			49,557
Mortgage servicing revenue	3,793	—	—	(3,793)	—
Interest income	80,950	—	8,560	—	89,510
Other income, net	—	—	1,724	—	1,724
Total revenue	574,283	139,167	10,284	(3,793)	719,941

Costs and expenses:
Cost of VOIs sold	28,829	—	—	—	28,829
Net carrying cost of VOI inventory	6,847	—	—	(6,847)	—
Cost of other fee-based services	5,116	49,186	—	6,847	61,149
Cost reimbursements	—	49,557			49,557
Selling, general and administrative expenses	341,781	—	75,837	2,312	419,930
Mortgage servicing expense	6,105	—	—	(6,105)	—
Interest expense	18,348	—	12,505	—	30,853
Total costs and expenses	407,026	98,743	88,342	(3,793)	590,318
Income (loss) before non-controlling interest
and provision for income taxes	$167,257	$40,424	$(78,058)	$—	$129,623

Add: Depreciation and amortization	6,341	1,423
Segment Adjusted EBITDA (1)	$173,598	$41,847

(1) See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

17.  Earnings Per Share

The following table presents the calculation of our basic and diluted EPS (in thousands, except per share data).  The weighted average shares outstanding give effect to the stock split effected in connection with our initial public offering during November 2017 as if the stock split was effected on January 1, 2016.

	For The Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Basic and diluted EPS:
Numerator:
Net Income	$87,962	$126,583	$77,877
Denominator:
Weighted average shares outstanding	74,712	71,448	70,998
Basic and diluted EPS	$1.18	$1.77	$1.10

18.  Selected Quarterly Financial Information (unaudited)

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

	2018
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$167,522	$194,937	$202,205	$173,656	$738,320
Total operating expenses	136,739	155,557	169,689	147,442	609,427
Income before non-controlling interest and
provision for income taxes	30,783	39,380	32,516	26,214	128,893
Net income	20,975	26,710	20,488	19,789	87,962
Basic and diluted earnings per share	$0.28	$0.36	$0.27	$0.27	$1.18

	2017
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$162,567	$187,383	$195,209	$177,893	$723,052
Total operating expenses	131,660	144,581	160,834	148,979	586,054
Income before non-controlling interest and
provision for income taxes	30,907	42,802	34,375	28,914	136,998
Net income	17,649	23,990	18,540	66,404	126,583
Basic and diluted earnings per share (1)	$0.25	$0.34	$0.26	$0.92	$1.77

(1)

The number of shares outstanding for purposes of calculating basic and diluted earnings per share reflects the stock split effected in connection with our initial public offering as if the stock split was effected on January 1, 2016. See Note 1: Organization and Note 17: Earnings Per Share for further discussion.

19.  Subsequent Events

On March 4, 2019, BBX Capital announced its intention to take Bluegreen private through a short-form merger under Florida law pursuant to which BBX Capital will acquire all of the outstanding shares of Bluegreen’s common stock not currently owned by BBX Capital. If the proposed merger is completed, Bluegreen will become a wholly-owned subsidiary of BBX Capital and each share of Bluegreen’s common stock outstanding at the effective time of the merger, other than shares beneficially owned by BBX Capital and shareholders who duly exercise and perfect appraisal rights in accordance with Florida law, will be converted into the right to receive $16.00 per share in cash.

BBX Capital, indirectly through a wholly owned subsidiary, currently owns approximately 90% of Bluegreen’s outstanding common stock. Under Florida law, because BBX Capital owns more than 80% of the outstanding shares of Bluegreen’s common stock, the merger may be consummated without the approval of, or action by, Bluegreen’s Board of Directors or its other shareholders. Accordingly, Bluegreen’s Board of Directors did not approve or disapprove the merger, and Bluegreen’s shareholders will not be asked to approve or disapprove the merger but will have statutory appraisal rights if the merger is consummated.

The merger is expected to be completed 30 days after the Schedule 13E-3 filed with the SEC relating to the merger is first mailed to Bluegreen's shareholders, or as soon as practicable thereafter.  However, the merger may be terminated at any time before it becomes effective. There is no assurance that the merger will be consummated on the contemplated terms, or at all.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of the company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for "emerging growth companies" due to a transition period established by the rules of the SEC for newly public companies.

Item 9A. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting  during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2018, or alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A filed with the SEC by no later than the end of such 120-day period.

Item 11.   Executive Compensation

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2018, or alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A filed with the SEC by no later than the end of such 120-day period.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which our equity securities are authorized for issuance.  The performance units and stock appreciation rights outstanding or authorized for grant may be settled in cash only.  The other information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2018, or alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A filed with the SEC by no later than the end of such 120-day period.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2018, or alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A filed with the SEC by no later than the end of such 120-day period.

Item 14.   Principal Accountant Fees and Services

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2018, or alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A filed with the SEC by no later than the end of such 120-day period.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 74 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. None required.

3.

Exhibits. The following exhibits are either filed as part of or furnished with this Annual Report on Form 10-K or are incorporated herein by reference to documents previously filed, as indicated below.

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1

Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 7, 2018)

3.2

Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 7, 2018)

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

10.75

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

10.122	Departure of David L. Pontius, dated November 6, 2018, Form 8-K filed on November 6, 2018 (File No. 001-09292)
10.123

Fifth Amendment to Amended and Restated Loan and Security Agreement, dated August 15, 2018, by and among Bluegreen Vacations Corporation, the Borrower, each of the financial institutions from time to time party thereto, and Pacific Western Bank, as Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on August 20, 2018).

Exhibit Number	Exhibit
10.124

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

10.125

Sale Agreement, dated as of October 15, 2018, by and between BRFC 2018-A LLC, as Depositor, and BXG Receivables Note Trust 2018-A, as Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).

10.126

Transfer Agreement, dated as of October 15, 2018, by and among Bluegreen Vacations Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2018-A LLC, as Depositor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).

10.127

Purchase and Contribution Agreement, dated as of October 15, 2018, by and between Bluegreen Vacations Corporation, as Seller, and BRFC 2018-A LLC, as Depositor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).

10.128	BXG Receivables Note Trust 2018-A, Standard Definitions (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).
10.129

Employment Agreement between Bluegreen Vacations Corporation and Shawn B. Pearson, dated May 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on May 14, 2018).

10.130

Acquisition Loan Agreement, dated as of April 17, 2018, by and among BluegreenVacations Corporation and Bluegreen Vacations Unlimited, Inc., jointly and severally as Borrower, and ZB, N.A, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 20, 2018).

10.131+

Promissory Note, dated as of April 17, 2018 by and among Bluegreen Vacations Corporation and Bluegreen Vacations, Inc, jointly and severally, in favor of ZB, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 20, 2018).

10.132

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

10.133

Commitment Purchase Period Terms Letter, dated as of April 6, 2018, by BBCV Receivables-Q 2010 LLC, as Seller, and Quorum Federal Credit Union, as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 12, 2018).

Exhibit Number	Exhibit
10.134

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

10.135

Commitment Purchase Period Terms Letter, dated as of April 6, 2018, by BRFC-Q 2010 LLC, as Seller, and Quorum Federal Credit Union, as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 12, 2018).

10.136

Second Amended and Restated Receivables Loan Agreement, dated as of March 12, 2018, by and among Bluegreen Vacations Corporation, as Borrower, and Liberty Bank, as Lender and Administrative and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on March 15, 2018).

10.137

Second Amended and Restated Receivables Loan Note, dated as of March 12, 2018, by Bluegreen Vacations Corporation in favor of Liberty Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on March 15, 2018).

21.1†	List of Subsidiaries of the Registrant
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BLUEGREEN VACATIONS CORPORATION

March 7, 2019	By: /s/ Shawn B. Pearson
Shawn B. Pearson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn B. Pearson		March 7, 2019
Shawn B. Pearson	President and Chief Executive Officer; Director

/s/ Anthony M. Puleo		March 7, 2019
Anthony M. Puleo	Executive Vice President, Chief Financial Officer and Treasurer; President, Bluegreen Treasury Services

/s/ Adrienne Kelley		March 7, 2019
Adrienne Kelley	Senior Vice President and Chief Accounting Officer

/s/ Alan B. Levan		March 7, 2019
Alan B. Levan	Chairman of the Board of Directors

/s/ John E. Abdo		March 7, 2019
John E. Abdo	Vice Chairman of the Board of Directors

/s/ James R. Allmand, III		March 7, 2019
James R. Allmand, III	Director

/s/ Norman H. Becker		March 7, 2019
Norman H. Becker	Director

/s/ Lawrence A. Cirillo		March 7, 2019
Lawrence A. Cirillo	Director

/s/Jarett S. Levan		March 7, 2019
Jarett S. Levan	Director

/s/ Mark A. Nerenhausen		March 7, 2019
Mark A. Nerenhausan	Director

/s/ Arnold Sevell		March 7, 2019
Arnold Sevell	Director

/s/ Orlando Sharpe		March 7, 2019
Orlando Sharpe	Director

/s/ Seth M. Wise		March 7, 2019
Seth M. Wise	Director