Form 10-K/A
BLUEGREEN VACATIONS CORP
filed 2019-04-26
CIK 778946

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

As of April 26, 2019, there were 74,445,923 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUEGREEN VACATIONS CORPORATION

FORM 10-K/A TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2018

EXPLANATORY NOTE

Bluegreen Vacations Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019, solely to provide the remaining information required by Items 10-14 of Part III of Form 10-K.  Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the original filing date of the 2018 Form 10-K or modify or update in any way disclosures made in the 2018 Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted.  In addition, because no financial statements are included in this Amendment, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table lists the names and ages of the Company’s executive officers and directors, and their respective positions with the Company.

Name	Age	Position
Alan B. Levan	74	Non-executive Chairman of the Board
John E. Abdo	75	Non-executive Vice Chairman of the Board
Shawn B. Pearson	41	President, Chief Executive Officer and Director
Anthony M. Puleo	51	Executive Vice President, Chief Financial Officer and Treasurer; President, Bluegreen Treasury Services
Famous P. Rhodes	44	Executive Vice President and Chief Marketing Officer
Ahmad M. Wardak	47	Executive Vice President, Corporate Development and Innovation
Chanse W. Rivera	49	Executive Vice President and Chief Information Officer
Jorge de la Osa	49	Executive Vice President and Chief Legal and Compliance Officer
Justin Taylor	47	Executive Vice President and Chief Human Resources Officer
James R. Allmand, III	70	Director
Norman H. Becker	81	Director
Lawrence A. Cirillo	80	Director
Jarett S. Levan	45	Director
Mark A. Nerenhausen	64	Director
Arnold Sevell	71	Director
Orlando Sharpe	60	Director
Seth M. Wise	49	Director

Set forth below is certain additional information for each executive officer and director of the Company, including his principal occupation or employment for at least the previous five years and, with respect to each director, his specific experience, qualifications, attributes and/or skills which, in the opinion of the Company’s Board of Directors, qualifies him to serve as a director and are likely to enhance the Board’s ability to manage and direct the Company’s business and affairs.

Alan B. Levan has served as Non-executive Chairman of the Company’s Board of Directors since May 2017 and from May 2002 to December 2015. In addition, from May 2015 until May 2017, he served the Company in a non-executive capacity. Mr. Levan formed the I.R.E. Group (predecessor to BBX Capital Corporation (“BBX Capital”)) in 1972. He served as Chairman, Chief Executive Officer and President of BBX Capital from 1978 until December 2015 and as its Chairman and Chief Executive Officer since February 2017. BBX Capital, indirectly through its wholly owned subsidiary, Woodbridge Holdings Corporation (“Woodbridge”), owns approximately 90.3% of the Company’s issued and outstanding common stock.  Mr. Levan has also served as Chairman and Chief Executive Officer of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) (“BCC”) from 1994 until December 2015 and again since February 2017. From December 2015 until February 2017, Mr. Levan served as Founder and strategic advisor to the Board of Directors of BBX Capital and BCC. In addition, Mr. Levan served as Chairman of BankAtlantic, BCC’s former federal savings bank subsidiary, from 1987 until July 2012 when BCC sold BankAtlantic to BB&T Corporation (“BB&T”). Mr. Alan Levan also served as a director of Benihana Inc. (“Benihana”) until August 2012. He is the Chairman of the BBX Capital Foundation, a Trustee of Nova Southeastern University, Chairman of Nova Southeastern University’s Finance Committee, Co-Founder and Co-Chairman of the Nova Southeastern University Susie and Alan B. Levan Ambassadors Board and a director of the Broward Workshop. The Company’s Board of Directors believes that Mr. Levan’s proven leadership skills enhance the Board and the Company and that his long history of service with the Company and its affiliates provides the Board with critical insight regarding the business and prospects of the Company.

John E. Abdo has served as Non-executive Vice Chairman of the Company’s Board of Directors since 2002. From December 2015 to May 2017, Mr. Abdo served as Non-executive Acting Chairman of the Company’s Board of Directors. Mr. Abdo has also served as Vice Chairman of BBX Capital since 1993 and Vice Chairman of BCC since 1994. In addition, he served as Vice Chairman of BankAtlantic from 1987 until the completion of the sale of BankAtlantic to BB&T during July 2012. Mr. Abdo is President of Abdo Companies, Inc. and a member of the Board of Directors and certain committees, including the Finance Committee, of the Performing Arts Center Authority. Additionally, Mr. Abdo is the former 20-year President, and current member of the Investment Committee of the Broward Performing Arts Foundation. He also served as the Vice Chairman of the Board of Directors of Benihana until August 2012. The Company’s Board of Directors believes that it benefits from the contributions that Mr. Abdo makes, and the perspective that he adds, to the Board, many of which are the result of his knowledge of the Company’s business and affairs based on his service as Vice Chairman, and his experience and knowledge regarding the real estate sector generally.

Shawn B. Pearson was appointed Chief Executive Officer and President of the Company in February 2017 and as a director of the Company in August 2017. Since 2015, Mr. Pearson has also served as Chairman of Renin Holdings, LLC (“Renin”), a wholly owned subsidiary of BBX Capital which, indirectly through its subsidiaries, manufactures interior closet doors, wall décor, hardware and fabricated glass products for the home improvement industry. Mr. Pearson also served as Renin’s Chief Executive Officer from 2015 until August 2017. From 2002 to 2015, Mr. Pearson held various leadership roles in sales, marketing and global supply chain with Danby, a privately-owned group of small appliance companies servicing the hospitality, retail, government and other distribution channels, most recently serving as President of Danby Products Ltd. and Chairman of Danby Asia. Prior to entering the corporate world, Mr. Pearson played professional baseball within the Toronto Blue Jays organization. Mr. Pearson holds an M.B.A. The Company’s Board of Directors believes that Mr. Pearson’s knowledge, leadership skills and experience make him a valuable member of the Board and benefit the Company, including with respect to its business, operations and growth strategy.

Anthony M. Puleo joined the Company in 1997 as Chief Accounting Officer. Mr. Puleo was appointed Vice President in 1998 and Senior Vice President in 2004. Mr. Puleo served as the Company’s Interim Chief Financial Officer from April 2005 through August 2005. In August 2005, he was appointed Chief Financial Officer and Treasurer of the Company. In January 2010, he was appointed President of Bluegreen Treasury Services. During October 2017, Mr. Puleo was appointed Executive Vice President of the Company. From May 2015 through February 2017, Mr. Puleo served in the interim role of Chairman of the Company’s Executive Committee. From December 1990 through October 1997, Mr. Puleo held various positions with Ernst & Young LLP, including Senior Manager in the Assurance and Advisory Business Services group. Mr. Puleo holds a B.B.A. in Accounting and is a Certified Public Accountant.

Famous P. Rhodes joined the Company in August 2017 as Executive Vice President and Chief Marketing Officer. Mr. Rhodes previously served as Vice President of Digital Marketing and Customer Experience for AutoNation from 2015 to 2017 and as Vice President of eCommerce for AutoNation from 2012 to 2015. Prior to joining AutoNation, Mr. Rhodes served as Senior Director of Yahoo! Autos in 2012 and in several leadership roles for eBay Motors from 2007 to 2012, including Senior Director from 2011 to 2012. Mr. Rhodes’ experience prior to 2007 includes serving as Executive Vice President of DXS Financial Services, LP, Vice President of Car.com, and Manager at KPMG LLP. Mr. Rhodes holds a B.B.A. in Management and an M.B.A.

Ahmad M. Wardak joined the Company in 2003 as Corporate Controller. Since joining the Company, Mr. Wardak has held several positions, including Vice President of Business Administration, Senior Vice President of Business Operations of Bluegreen Resorts, Senior Vice President and Chief Administrative Officer, Senior Vice President of Corporate Marketing and, currently, Executive Vice President, Corporate Development and Innovation. As Executive Vice President, Corporate Development and Innovation, Mr. Wardak is responsible for identifying new strategic opportunities, process transformation and enterprise-wide business planning and forecasting. Prior to joining the Company, Mr. Wardak held various positions with Ernst & Young LLP, including as a Manager in the firm’s Assurance and Advisory Business Services group, where his area of focus was principally in the real estate and vacation ownership industries. Mr. Wardak holds a B.S. in Accounting.

Chanse W. Rivera joined the Company in August 2012. During December 2012, Mr. Rivera was appointed Chief Information Officer. During October 2017, he was appointed Executive Vice President. Prior to joining the Company, Mr. Rivera held positions as Chief Information Officer of Russell Hobbs, Inc., Global Service Manager of CITCO, Vice President, Managed Services of Fresh Del Monte Produce Inc. and IT Director of Blue Martini Software. Mr. Rivera holds a B.S. in Management Information Systems.

Jorge de la Osa joined the Company in May 2018 as Executive Vice President and Chief Legal and Compliance Officer.  From 2010 until he joined the Company in 2018, Mr. de la Osa served as Executive Vice President and General Counsel of Wyndham Vacation Ownership. From 2004 to 2010, Mr. de la Osa was Lead Corporate Counsel at Sol Melia Vacation Club, a subsidiary of Melia Hotels International. He served as Corporate Counsel to Tempus Resorts International from 2002 to 2004.  Mr. de la Osa began his legal career as a Real Estate Group Associate at Baker & Hostetler LLP, and is an active member of the Florida Bar Association. He holds a J.D. in Law and a B.S. in Business Administration, Finance.

Justin Taylor joined the Company in April 2018 as Executive Vice President and Chief Human Resources Officer.  From 2016 until he joined the Company in April 2018, Mr. Taylor served as Senior Vice President, Human Resources of Charming Charlie, an online retailer of women’s apparel and fashion and beauty accessories.  Prior to that time, he served in various capacities for The Body Shop USA and its affiliates, including L’Oreal and The Body Shop International PLC, including Group Human Resources Director and Senior Vice President, Human Resources from 2014 to 2016, Vice President and International Director, Employee Reward and Engagement during 2014, and Vice President, Human Resources (North America) from 2008 to 2014.  Mr. Taylor is a certified LSI Practitioner with Human Synergistics and is DDI certified as a program facilitator.

James R. Allmand, III has served as a  director of the Company since 2011.  Mr. Allmand has over thirty years of resort real estate and hospitality operations management experience in luxury resort hotels, marinas and master planned residential real estate, including over twenty-five years of regional multi-property responsibilities in Florida. Since 2008, he has served as Senior Vice President - Resort Operations and Real Estate of Global Resort Development, Inc., an international resort development consulting company. Prior to that time, he served as General Manager of, and provided consulting services to, Sandals Grande Antigua Resort & Spa from 2007 to 2008, Director of Advisory Services of IAG Florida Inc., a commercial, residential and hospitality development oriented company, from 2004 to 2007, and General Manager and Vice President of Hyatt Regency Pier Sixty-Six in Fort Lauderdale, Florida from 1993 to 2004. The Company’s Board of Directors believes that Mr. Allmand provides valuable insight and contributions to the Board as a result of his extensive experience in the real estate and hospitality industries.

Norman H. Becker has served as a  director of the Company since 2003.  Mr. Becker is, and has been for more than ten years, self-employed as a Certified Public Accountant. Mr. Becker was also the Chief Financial Officer and Treasurer of Proguard Acquisition Corp., as well as a member of its Board of Directors, until 2012. Mr. Becker has served as a director of BBX Capital since 2013. He was previously a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for more than ten years and he served as a director of Benihana until August 2012. The Company’s Board of Directors believes that Mr. Becker provides valuable insight to the Board based on his business, financial and accounting expertise, and that his accounting and financial knowledge make him a valuable member of the Audit Committee.

Lawrence A. Cirillo has served as a director of the Company since 2003.  Mr. Cirillo was Principal Partner and President of Atlantic Chartering, an oil tanker brokerage company, from 1979 until Atlantic Chartering merged with Seabrokers, Inc., a subsidiary of Clarkson, Ltd. Mr. Cirillo served as a Vice President of Seabrokers, Inc. until 2000. Since 2000, Mr. Cirillo has served as an oil tanker broker with Southport Maritime, Inc. The Company’s Board of

Directors believes that it benefits from Mr. Cirillo’s business experience generally and within the sales industry in particular.

Jarett S. Levan has served as a  director of the Company since 2017.  Mr. Levan has served as the President of BBX Capital since December 2015 and as a member of its Board of Directors since September 2009. He served as Acting Chairman and Chief Executive Officer of BBX Capital from December 2015 to February 2017 and as Executive Vice President of BBX Capital from April 2011 until December 2015. He is also the President of BCC, and served as its Acting Chairman and Chief Executive Officer from December 2015 to December 2016 and as a member of its Board of Directors from 1999 until December 2016. Mr. Levan was the Chief Executive Officer and President of BankAtlantic from January 2007 until the completion of the sale of BankAtlantic to BB&T during July 2012. The Company’s Board of Directors believes that Mr. Levan’s operating and management experience, including his positions with the Company’s affiliates, allow him to provide insight to the Board with respect to the Company’s business and affairs. Mr. Levan is the son of Alan B. Levan, Chairman of the Company’s Board of Directors.

Mark A. Nerenhausen has served as a  director of the Company since 2003. Mr. Nerenhausen serves as the President and Chief Executive Officer of Hennepin Theater Trust.  In addition, since August 2010, Mr. Nerenhausen has been a Principal of ZSP Consulting. Previously, he served as a professor and a director of the Syracuse University Janklaw Arts Leadership Program from 2011 through 2017 and from March 2009 through July 2010, Mr. Nerenhausen served as President and Chief Executive Officer of the AT&T Performing Arts Center in Dallas, Texas. The Company’s Board of Directors believes that it benefits from Mr. Nerenhausen’s leadership skills and business and management experience gained from his service in Principal, President and Chief Executive Officer positions, including the sales aspects of his positions.

Arnold Sevell has served as a  director of the Company since 2002.  Mr. Sevell has been the President of Sevell Realty Partners, Inc., a full-service commercial real estate firm, and its affiliated entities, Sevell Realty Holdings, LLC, Sevell Family Holdings, LLC and Sevell Residential Realty LLC, for more than 29 years. Mr. Sevell also serves as Chairman of the Planning and Zoning Board of Boca Raton, Florida. The Company’s Board of Directors believes that Mr. Sevell provides expertise and insight to the Board as a result of his knowledge of, and experience within, the real estate industry and his insight into real estate markets generally.

Orlando Sharpe has served as a  director of the Company since 2011.  Mr. Sharpe founded Sharpe Project Developments, Inc., a real estate development company, in 1990 and has served as its President since that time. He is also the President of Sharpe Project Construction, Inc. and OLD, LLC.  From 1986 to 1990, he was employed with Arvida/JMP Partners, L.P., a residential real estate development company, where he managed the design, construction, development and property management for several office buildings, retail centers, hotels, restaurants, warehouses and mixed use commercial parks. Prior to that time, he was employed by Weitz Co. General Contractors as a project manager on various commercial projects. His background also includes professional experience with a number of architectural and engineering firms. The Company’s Board of Directors believes that it benefits from Mr. Sharpe’s knowledge of the real estate industry generally and particularly with respect to real estate development and current trends in the industry.

Seth M. Wise has served as a  director of the Company since 2017. Mr. Wise has served as Executive Vice President of BBX Capital and as a member of its Board of Directors since September 2009. Mr. Wise has also served as Executive Vice President of BCC since August 2012. In addition, since July 2005, Mr. Wise has served as President of Woodbridge after serving as its Executive Vice President since September 2003. Mr. Wise also served as Vice President of Abdo Companies, Inc. The Company’s Board of Directors believes that Mr. Wise’s real estate-related experience and background enhance the Board’s knowledge with respect to the real estate industry and that it benefits from the insight he brings with respect to the real estate industry and the Company’s operations related thereto.

Additional Information Regarding Directors and Executive Officers

Under the Company’s Bylaws, each director serves for a term expiring at the Company’s next annual meeting of shareholders. Executive officers serve until they resign or are replaced or removed by the Board of Directors.

Except as described above with respect to Mr. Alan Levan and Mr. Jarett Levan, there is no family relationship between any of the Company’s directors and executive officers. In addition, no director or executive officer has any arrangement or understanding between him and any other person pursuant to which he is to be selected as a director or officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities, if any, with the SEC and the New York Stock Exchange (the “NYSE”). The Company’s directors, executive officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2018.

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted in the “Investor Relations” section of the Company’s website at www.bluegreenvacations.com. The Company will post amendments to, or waivers from, the Code of Business Conduct and Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) on its website.

Audit Committee

The Company’s Board of Directors has a standing Audit Committee.  The Audit Committee is comprised of Norman H. Becker, Chairman, Lawrence A. Cirillo and Arnold Sevell. The Board has determined that each member of the Audit Committee is “financially literate” and “independent” within the meaning of applicable SEC rules and regulations and the listing standards of the NYSE, including the additional independence requirements applicable to audit committee members under the listing standards of the NYSE.  The Board also determined that Mr. Becker is qualified as an “audit committee financial expert,” as defined under Item 407 of Regulation S-K promulgated by the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2018 and 2017, certain summary information concerning compensation paid to, or accrued by the Company on behalf of, Shawn B. Pearson, the Company’s President and Chief Executive Officer, and each of the next two of the Company’s highest paid executive officers during the year ended December 31, 2018 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Non- Equity Incentive Plan Compensation ($)(3)	Option Awards ($)(5)	All Other Compensation ($)		Total ($)
Shawn B. Pearson(1)	2018	$ 950,000	$ 1,276,484	$ 400,196	$ 253,915	(4)	$ 2,880,595
President and Chief Executive Officer	2017	349,629	1,175,000	-	99,740		1,624,369

David L. Pontius (2)	2018	650,000	744,691	-	12,792		1,407,483
Former Executive Vice President and Chief Operating Officer; Former President of Bluegreen Services	2017	564,936	1,542,699	-	12,792		2,120,427

Ahmad M. Wardak	2018	400,000	804,107	163,238	2,093		1,369,438
Executive Vice President, Corporate Development and Innovation	2017	400,000	1,206,274	-	1,962		1,608,236

(1)	Mr. Pearson was appointed President and Chief Executive Officer of the Company during February 2017.
(2)	Mr. Pontius retired effective December 31, 2018.
(3)

The amounts for 2018 include (a) cash bonuses of $976,000, $424,000 and $346,000 earned by Messrs. Pearson, Pontius and Wardak, respectively, under the portion of the Company’s Executive Leadership Incentive Plan (the “ELIP”) where bonuses were payable based on the Company’s EBITDA and free cash flow for 2018 and (b) cash bonuses of $300,000, $320,687 and $458,209 approved by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) for Messrs. Pearson, Pontius and Wardak, respectively, based on the Company’s achievement of performance goals for 2018 related to the Company’s EBITDA, in the case of Mr. Pearson, and the Company’s EBITDA and certain additional performance metrics, in the case of Messrs. Pontius and Wardak. These bonuses were accrued during 2018 and will be paid during 2019.

(4)	Includes approximately $87,000 of reimbursements for housing expenses, approximately $31,000 of reimbursements for automobile expenses and tax gross-ups of approximately $136,000.
(1)

Represents the aggregate grant date fair value of stock Appreciation Rights (“SARs”) granted to the Named Executive Officer in 2018.  The SARs may be settled in cash only. The fair value of the SARs was determined in accordance with accounting for share-based payments, although the Company recognizes the expense of the SARs for financial reporting purposes over the service period of the SARs.  The Company uses the Black-Scholes model to estimate the fair value of the SARs granted.   The expected stock price volatility was based on the implied volatility of industry peers and the average expected life was calculated using the simplified method, as the Company does not have sufficient historical information to provide a basis for these estimates. The risk-free interest rate was calculated based on the U.S. Treasury rate and the dividend yield is calculated based on the expectation of future payouts.

Compensation of Chief Executive Officer

In May 2018, the Company entered into an employment agreement with Shawn B. Pearson, the Company’s President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Pearson receives an annual base salary, which is currently $950,000. The annual base salary may be adjusted from time to time at the discretion of the Compensation Committee; however, it may not be decreased without Mr. Pearson’s consent.  In addition to his annual base salary, Mr. Pearson is also eligible to receive an annual incentive bonus based on criteria approved annually by the Compensation Committee. For 2018, the criteria related to the Company’s EBITDA. The Compensation Committee approved an incentive bonus of $300,000 for Mr. Pearson based on the Company’s EBITDA for the year. Mr. Pearson also received a signing bonus of $300,000 which was credited against the incentive bonus payable to Mr.

Pearson for 2018.  In addition, Mr. Pearson participates in the Company’s ELIP, which provides for the grant of cash-settled performance units and cash-settled stock appreciation rights to participants in the ELIP. For 2018, Mr. Pearson earned a cash bonus of approximately $976,000 under the portion of the ELIP pursuant to which bonuses were payable based on the Company’s EBITDA and free cash flow for 2018 (as an interim continuation for 2018 of the annual performance-based bonuses under the Company’s 2011 Long Term Incentive Plan (the “LTIP”)). Mr. Pearson also was granted cash-settled performance units and cash-settled stock appreciation rights under the ELIP during 2018. See “Executive Leadership Incentive Plan” below for additional information regarding the ELIP and the awards granted to Mr. Pearson thereunder for or during 2018. Mr. Pearson may also receive additional bonuses from time to time as approved by the Compensation Committee, including special discretionary cash bonuses. The Company has also agreed to reimburse Mr. Pearson for certain housing and automobile expenses, and for tax gross-ups, and to provide Mr. Pearson with certain other benefits, including expatriate health insurance for Mr. Pearson and his family and expatriate life, death and disability insurance for Mr. Pearson.

Mr. Pearson’s employment agreement will continue until terminated. The employment agreement may be terminated by the Company or Mr. Pearson at any time and for any reason, whether by the Company with or without “Cause” or due to Mr. Pearson’s “Incapacity,” or by Mr. Pearson with or without “Good Reason” (as such terms are defined in the employment agreement). If the employment agreement is terminated by the Company due to Mr. Pearson’s Incapacity or the employment agreement is terminated as a result of Mr. Pearson’s death, Mr. Pearson or his surviving spouse, as applicable, will be entitled to receive any unpaid salary and benefits accrued through the date of termination and continued housing and automobile expenses for the lesser of twelve months after the date of termination and such period of time following the date of termination that Mr. Pearson or his surviving spouse, as applicable, maintains a Florida residence. If the employment agreement is terminated by the Company for “Cause” or by Mr. Pearson without “Good Reason,” Mr. Pearson will be entitled to receive any unpaid salary and benefits accrued through the date of termination.  If the employment agreement is terminated by the Company without “Cause” or by Mr. Pearson for “Good Reason,” Mr. Pearson will be entitled to receive, in addition to any unpaid salary and benefits accrued through the date of termination, the following severance payments (collectively, “Salary and Bonus Severance”): (i) continued salary payments for a period of eighteen months and (ii) payment in an amount equal to 1.5 times the average of the actual annual incentive bonuses paid to Mr. Pearson for the two years immediately prior to the date of termination, in each case, payable in accordance with the Company’s regular payroll practices. In addition, if the employment agreement is terminated by the Company without “Cause” or by Mr. Pearson for “Good Reason” at a time when Mr. Pearson is covered by an expatriate medical, dental, and vision insurance plan or plans and Mr. Pearson resides in the United States, the Company will pay Mr. Pearson an amount equal to 18 months of premiums for his personal expatriate health, dental and vision plan or plans, less the amount of the required contribution for comparable coverage by active employees under the Company’s group health plan and applicable taxes (the “Benefits Severance” and, collectively with the Salary and Bonus Severance, the “Severance Payments”).

Notwithstanding the foregoing, if the Company terminates Mr. Pearson’s employment because of, or incidental to, a “Change of Control” (as defined in the employment agreement), and in any case no more than one year following the Change of Control, then, in lieu of any Severance Payments described in the preceding paragraph, Mr. Pearson will be entitled to receive, in addition to any unpaid salary and benefits accrued through the date of termination, a lump sum payment (the “Change in Control Severance Payment”) in an amount equal to (i) two times his then-current annual base salary and (ii) the average of his annual incentive bonuses for the two years immediately prior to the date of termination.  A “Change of Control” will not be deemed to have occurred under the employment agreement for so long as BBX Capital, which currently beneficially owns approximately 90.3% of the Company’s outstanding common stock, or any of BBX Capital Corporation’s affiliates or controlling shareholders is deemed to continue to control the Company.

In connection with his entry into the employment agreement, Mr. Pearson also entered into a Non-Compete, Non-Disclosure, and Non-Solicitation Agreement with the Company (the “Restrictive Covenants Agreement”). The Company’s obligation under the employment agreement to make any Severance Payments or Change in Control Severance Payment is conditioned upon Mr. Pearson executing a waiver and release in favor of the Company, including a reaffirmation of the Restrictive Covenants Agreement, and such waiver and release becoming effective and irrevocable.

Employment Agreement with Ahmad M. Wardak

The Company has an employment agreement with Ahmad M. Wardak, the Company’s Executive Vice President, Corporate Development and Innovation. Under the terms of his employment agreement, Mr. Wardak receives an annual base salary as determined and adjusted by the Compensation Committee from time to time. Mr. Wardak’s current annual base salary is $400,000.  Under his employment agreement, Mr. Wardak may receive an annual incentive bonus of up to a certain percentage of his then-current annual base salary. Such percentage is approved annually by the Compensation Committee and, for 2018, was 150%. The annual incentive bonus is based on the achievement of targeted performance measures approved by the Compensation Committee, which, for 2018, included the Company’s EBITDA and certain other performance metrics. Payment of the annual incentive bonus is subject to approval by the Compensation Committee. Based on the Company’s EBITDA and results with respect to the other performance metrics, the Compensation Committee approved an annual incentive bonus of approximately $458,000 for Mr. Wardak for 2018.

In addition to his annual incentive bonus opportunity, Mr. Wardak participates in the Company’s ELIP. For 2018, Mr. Wardak earned a cash bonus of approximately $346,000 under the portion of the ELIP pursuant to which bonuses were payable based on the Company’s EBITDA and free cash flow for 2018 (as an interim continuation for 2018 of the annual performance-based bonuses under the Company’s LTIP). Mr. Wardak also was granted cash-settled performance units and cash-settled stock appreciation rights under the ELIP during 2018. See “Executive Leadership Incentive Plan” below for additional information regarding the ELIP and the awards granted to Mr. Wardak thereunder for or during 2018.

Mr. Wardak may also receive additional bonuses from time to time as approved by the Compensation Committee, including special discretionary cash bonuses.

Mr. Wardak’s employment agreement was entered into in 2015 and will continue until terminated. If the employment agreement is terminated by the Company for “Cause” or by Mr. Wardak without “Good Reason” (as such terms are defined in the employment agreement), Mr. Wardak will be entitled to receive any unpaid salary and benefits accrued through the date of termination.  If Mr. Wardak’s employment is terminated by the Company without “Cause” or by Mr. Wardak for “Good Reason,” then Mr. Wardak will be entitled to receive, in addition to any unpaid salary and benefits accrued through the date of termination, a severance payment in an amount equal to 1.0 times (or 1.5 times if the termination occurs within two years after a “Change in Control” (as defined in the employment agreement)) the sum of  (a) his annual base salary then in effect and (b) the average annual incentive bonus paid to him during the two years prior to the termination. In addition, if the employment agreement is terminated by the Company without “Cause” or by Mr. Wardak for “Good Reason” after the last day of the performance period with respect to his annual incentive bonus but prior to payment thereof, Mr. Wardak will be entitled to receive such annual incentive bonus. Further, in the event of a termination by the Company without “Cause” or a termination by Mr. Wardak for “Good Reason” at any time, the Company will pay Mr. Wardak’s COBRA premiums for 12 months following the date of termination. In addition, upon his death or “Disability” (as defined in his employment agreement), Mr. Wardak or his estate, as the case may be, will be entitled to receive, in addition to any unpaid salary and benefits accrued through the date of death or termination, the pro rata portion of the his annual incentive bonus for the applicable year based generally on the number of days he was employed during the year. These severance payments and benefits are conditioned upon Mr. Wardak executing a general release in favor of the Company, as well as his compliance with certain restrictive covenants set forth in his employment agreement, including confidentiality obligations and non-solicit, non-disparagement and non-interference covenants.

Agreements with David L. Pontius

As previously described, David L. Pontius served as Executive Vice President and Chief  Operating Officer of the Company and  President of Bluegreen Services until his retirement, effective December 31, 2018.  Prior to his retirement, Mr. Pontius had an employment agreement with the Company which was substantially similar to Mr. Wardak’s employment agreement described above.  For 2018, Mr. Pontius’ annual base salary was $650,000 and his annual incentive bonus opportunity was 100% of his base salary. Based on the Company’s EBITDA and results with respect to the other performance metrics, the Compensation Committee approved an annual incentive bonus of approximately $321,000 for Mr. Pontius for 2018.  Mr. Pontius was also a participant in the Company’s ELIP. For 2018, Mr. Pontius earned a cash bonus of approximately $424,000 under the portion of the ELIP pursuant to which bonuses were payable based on the Company’s EBITDA and free cash flow for 2018 (as an interim continuation for 2018 of the annual performance-based bonuses under the Company’s LTIP). Mr. Pontius also was granted cash-settled performance units and cash-settled stock appreciation rights under the ELIP during 2018; however, Mr. Pontius forfeited these awards in connection with his retirement.

The Company entered into an agreement with Mr. Pontius in connection with his retirement which provides for the Company to make approximately $1,240,000 of severance payments to him through December 2019, which amount equals the sum of his 2018 annual base salary of $650,000 and the average annual incentive bonus paid to him during 2016 and 2017 of approximately $593,000.  In addition, the Company will pay the monetary equivalent of the cost of 12 months of COBRA premiums under its group health plan for health, dental and vision coverage for Mr. Pontius and his dependents covered under the plan at the time of his retirement.  The severance payments are conditioned upon his compliance with certain restrictive covenants set forth in the agreement, including confidentiality obligations and non-solicit, non-disparagement and non-interference covenants. The Company accrued $2.0 million for this agreement as of December 31, 2018.

Executive Leadership Incentive Plan

During March 2018, the Compensation Committee approved in principle the material terms of the Company’s Executive Leadership Incentive Plan, or ELIP, which provides for the grant of cash-settled performance units (“Performance Units”) and cash-settled stock appreciation rights (“SARs”) to participants in the ELIP.  It is contemplated that each participant will be granted award opportunities representing a percentage of his or her base salary (the “Target LTI”).  In the case of certain of the Company’s executive officers, including the Named Executive Officers, the award is divided 30% to SARs and 70% to Performance Units.  Performance Units represent the right of the recipient thereof to receive a cash payment based on the achievement by the Company of levels of EBITDA and return on invested capital (“ROIC”) during a two-year period.  SARs granted under the ELIP, upon exercise after vesting, will entitle the holder to a cash payment in an amount equal to the excess of the market price of the Company’s common stock on the date of exercise over the exercise price of the SAR.  The SARs vest in equal annual installments on the first, second and third anniversary of the date of grant and have a five-year term.

For 2018, the Target LTI for Mr. Pearson was 200% of his 2018 annual base salary of $950,000 (or $1,900,000), the Target LTI for Mr. Pontius was 127% of his 2018 annual base salary of $650,000 (or $825,000), and the Target LTI for Mr. Wardak was 194% of his 2018 annual base salary of $400,000 (or $776,000).

Messrs. Pearson, Pontius and Wardak were granted Performance Units for 2018 pursuant to which they may receive cash payments as follows:

Executive Officer	Target Payout	Maximum Payout
Shawn B. Pearson	$1,330,000	$1,995,000
David L. Pontius	$578,000	$867,000
Ahmad M. Wardak	$543,000	$815,000

Should performance levels achieved for EBITDA and ROIC during the defined performance period not meet certain minimum thresholds, then no amounts will be earned under the Performance Units.  Additionally, if EBITDA and ROIC goals are significantly exceeded, it may be possible to achieve the maximum payout. Based on the Company’s results for 2018 and projections, as of December 31, 2018, the Company did not accrue any amounts with respect to the Performance Units granted to the Named Executive Officers.

In March 2018, the Compensation Committee approved grants of SARs for 2018 to certain of the Company’s officers, including Mr. Pearson, who was granted 185,276 SARs, Mr. Pontius, who was granted 80,449 SARs, and Mr. Wardak, who was granted 75,573 SARs. Each of the SARs has an exercise price of $19.72, which was the closing price of the Company’s common stock on the NYSE on March 8, 2018, the last trading day prior to the date of grant of the SARs.

As previously described, in connection with his retirement, effective December 31, 2018, Mr. Pontius forfeited the Performance Units and SARs granted to him under the ELIP.

For 2018, the ELIP also included a component pursuant to which bonuses were payable based on the Company’s EBITDA and free cash flow for 2018 (as an interim continuation of the annual performance-based bonuses under the Company’s 2011 Long Term Incentive Plan, or LTIP). Messrs. Pearson, Pontius and Wardak earned cash bonuses of approximately $976,000, $424,000 and $346,000, respectively, under this component of the ELIP for 2018.

2011 Long-Term Incentive Plan

While the ELIP replaced the LTIP with respect to the payment of annual incentive compensation, the LTIP continues in effect with respect to the potential payment of cash awards to participants, including Messrs. Pontius and Wardak (but not Mr. Pearson), upon the occurrence of a “Liquidity Event” (“Liquidity Event Awards”). As defined in the LTIP, a “Liquidity Event” includes, without limitation, the sale of the Company or its businesses (whether by merger, consolidation, reorganization, stock or asset sale, or similar corporate transaction). The amount of a Liquidity Event Award is primarily based on the consideration received by the Company or its shareholders, as applicable, in connection with the Liquidity Event and the Company’s actual EBITDA compared to target EBITDA for performance periods under the LTIP through and including 2015. The provisions of the LTIP relating to Liquidity Event Awards will continue in effect until the last payment of a Liquidity Event Award, unless earlier terminated by the Compensation Committee in its discretion.  The currently contemplated merger pursuant to which the Company would become a wholly owned subsidiary of BBX Capital is not a Liquidity Event under the LTIP.

Subject to the terms of the LTIP, Mr. Wardak would be entitled to a  Liquidity Event Awards in an amount of up to approximately 0.600% of the total consideration received by the Company and/or its shareholders in connection with the Liquidity Event to the extent in excess of $100.0 million. If a Liquidity Event occurs at any time pursuant to an agreement entered into in 2019 or 2020, Mr. Pontius would be entitled to receive an award related to the Liquidity Event in an amount up to approximately 1.330% (in the case of an agreement entered into in 2019) or approximately 0.665% (in the case of an agreement entered into in 2020), in each case, of the total consideration received by the Company and/or its shareholders in connection with the Liquidity Event to the extent in excess of $100.0 million.  Other executive officers and employees of the Company may also be entitled to payments in connection with a change in control or sale of the Company or its businesses under the LTIP or other compensation plans, including profit sharing plans, or arrangements.

Potential Payments Upon Termination or Change in Control

Information regarding amounts and benefits to which the Messrs. Pearson and Wardak may be entitled in connection with any termination of his employment, including following a change in control of the Company, is set forth under “Compensation of Chief Executive Officer” above, with respect to Mr. Pearson, and under “Employment Agreement with Ahmad M. Wardak” above, with respect to Mr. Wardak. The amounts payable to Mr. Pontius in connection with his retirement are set forth under “Agreements with David L. Pontius” above. In addition, as described above, each of Messrs. Pontius and Wardak may be entitled to payments upon the occurrence of a Liquidity Event. See also “401(k) Plan” below.

401(k) Plan

The Company maintains a retirement plan for the benefit of its employees. The 401(k) plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. The 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, subject to an annual statutory limit. Participants who are at least 50 years old can also contribute additional amounts based on statutory limits for “catch-up” contributions. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the 401(k) plan’s trustee as directed by participants. The 401(k) plan allows for discretionary matching of employee contributions. For 2018, the Company made a basic matching contribution equal to 100% of each participant’s contributions not exceeding 3% of such participant’s compensation, plus 50% of the participant’s contributions in excess of 3% but not in excess of 5% of the participant’s compensation. The Company may also make additional discretionary matching contributions not to exceed 4% of each participant’s compensation.

Outstanding Equity Awards at Fiscal Year-End 2018

None of the Named Executive Officers held any equity or equity-based awards with respect to the Company as of December 31, 2018, other than, with respect to Messrs. Pearson and Wardak, the cash-settled SARs granted to them under the ELIP during 2018, as described above. In connection with his retirement, effective December 31, 2018, Mr. Pontius forfeited the SARs granted to him under the ELIP.

The following table sets forth certain information with respect to the cash-settled SARs held by Messrs. Pearson and Wardak as of December 31, 2018.

Name	Grant Date	Number of SARs Exercisable / Unexcercisable (1)	SAR Exercise Price	SAR Expiration Date
Mr. Pearson	3/9/2018	̶ / 185,276	$ 19.72	3/9/2023
Mr. Wardak	3/9/2018	̶ /75,573	19.72	3/9/2023

(1)	SARs vest and become exercisable in equal annual installments on the first, second and third anniversary of the date of grant and have a five-year term.

Director Compensation

The compensation policy for the Company’s non-employee directors (which are directors who are not employees of the Company or any entity controlling the Company, including BBX Capital) was designed in an attempt to achieve the following goals: (i) compensation should fairly pay directors for work required by a company of similar size and scope to the Company; and (ii) the structure of the compensation should be simple, transparent and easy for shareholders to understand.

The Company’s non-employee directors are currently compensated for their service on the Company’s Board of Directors and its committees through cash fees. Each non-employee director currently earns $70,000 in cash fees annually for his service on the Board. In addition, members of the Audit Committee, other than its Chairman, receive $10,000 in cash annually. The Chairman of the Audit Committee receives $15,000 in cash annually. The Chairman of the Nominating/Corporate Governance Committee and the Chairman of the Compensation Committee each receive $3,500 in cash annually. Other members of the Nominating/Corporate Governance Committee and the Compensation Committee do not currently receive additional compensation for their service on those committees. Directors do not receive additional compensation for attendance at Board or committee meetings.

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or on behalf of each individual who served as a non-employee director of the Company during the year ended December 31, 2018 for his Board and committee service during the year.

Name	Fees Earned or Paid in Cash ($)
James R Allmand III	73,500
Norman H. Becker	85,000
Lawrence A. Cirillo	80,000
Mark A. Nerenhausen	70,000
Arnold Sevell	83,500
Orlando Sharpe	70,000

Mr. Becker is also a non-employee director of BBX Capital and received $116,000 from BBX Capital for his service on BBX Capital’s Board of Directors and its committees for the year ended December 31, 2018.  Directors who are employed by the Company or any entity controlling the Company, including BBX Capital, do not receive compensation from the Company for their service on the Board.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee are current or former officers or employees of the Company or any of its subsidiaries. In addition, there are no interlocking or other relationships or transactions involving the members of the Compensation Committee required to be disclosed under Item 407(e)(4) of Regulation S-K promulgated by the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 26, 2019, certain information as to persons known by the Company to own in excess of 5% of the outstanding shares of such stock. In addition, this table includes information regarding the shares of the Company’s common stock beneficially owned by (i) each Named Executive Officer, (ii) each of the Company’s directors and (iii) the Company’s directors and executive officers as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s common stock as of April 26, 2019. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of the Company’s common stock which such person has or shares, directly or indirectly, voting or investment power, or which such person has the right to acquire beneficial ownership of at any time within 60 days after April 26, 2019. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, such shares. Unless otherwise noted, each person listed in the table below has sole voting and investment power over the shares beneficially owned by such person and the address of each person listed in the table below is c/o Bluegreen Vacations Corporation, 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431.

Name of Beneficial Owner	Notes	Beneficial Ownership	% Of Outstanding Shares
Alan B. Levan	(2)(3)	67,281,010	90.4%
John E. Abdo	(2)(3)	67,281,010	90.4%
James R. Allmand III		1,000	*
Norman H. Becker		-	0.0%
Lawrence A. Cirillo		-	0.0%
Jarett S. Levan	(3)	7,500	*
Mark A. Nerenhausen		1,000	*
Arnold Sevell		1,000	*
Orlando Sharpe		3,500	*
Seth M. Wise	(3)	7,500	*
Shawn B. Pearson		2,619	*
Ahmad M. Wardak		15,000	*
David L. Pontius		-	0.0%
All directors and executive officers of the Company as of April 26, 2019, as a group (17 persons)		67,347,279	90.5%
5% Shareholders (not included above): Woodbridge Holdings Corporation	(1)(2)(3)	67,261,010	90.3%
FMR LLC	(4)	5,301,558	7.1%

* Less than 1 percent.

(1) Woodbridge is a wholly owned subsidiary of BBX Capital.  The number of shares beneficially owned by Woodbridge is as set forth in the Schedule 13G filed by Woodbridge and BBX Capital with the SEC on February 8, 2018.  Woodbridge and BBX Capital disclosed in such Schedule 13G that they have shared voting and dispositive power over all 67,261,010 shares.

(2) Mr. Alan Levan and Mr. Abdo may be deemed to control BBX Capital by virtue of their collective ownership of shares of Class A Common Stock and Class B Common Stock of BBX Capital representing approximately 77% of the total voting power of BBX Capital's capital stock. As a result, the shares of the Company’s common stock held by Woodbridge (and beneficially owned by BBX Capital) are also included in the beneficial ownership of each of Mr. Alan Levan and Mr. Abdo.

(3) The address of each of Woodbridge, Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise is c/o BBX Capital Corporation, 401 East Las Olas Boulevard, Suite 800, Fort Lauderdale, Florida 33301.

(4) The number of shares beneficially owned by FMR LLC is as set forth in the Schedule 13G/A filed by FMR LLC with the SEC on February 13, 2019. FMR LLC disclosed in such Schedule 13G/A that it has sole voting power over 1,380,634 of such shares and sole dispositive power over all 5,301,558 of the shares, and that its mailing address is 245 Summer Street, Boston, Massachusetts 02210.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Review, Approval or Ratification of Related Party Transactions

The Company has a policy in place for the review of relationships and transactions in which (i) the Company is a participant, (ii) the amount involved exceeds or is expected to exceed $120,000 annually and (iii) any of the Company’s directors or executive officers, or any of their immediate family members, have or will have a direct or indirect material interest (each, a “related party transaction”). Any related party transaction is to be for the Company’s benefit and upon terms no less favorable to the Company than if the related party transaction was with an unrelated party.

As set forth in their respective charters, the Audit Committee or Nominating / Corporate Governance Committee review related party transactions and, if the reviewing committee determines the transactions to be appropriate, approves (or ratifies) related party transactions. The reviewing committee considers the nature of the related party’s interest in the transaction, the material terms of the transaction, including, without limitation, the amount involved and type of transaction, and the arms-length nature thereof, the importance of the transaction to the related party, the importance of the transaction to the Company, whether the transaction would impair the judgment of a director or executive officer to act in the Company’s best interest and any other matters the reviewing committee deems appropriate. Any member of the reviewing committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the transaction; provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the reviewing committee.

Related Party and Affiliated Transactions

BBX Capital currently beneficially owns, indirectly through Woodbridge, approximately 90.3% of the issued and outstanding shares of the Company’s common stock. BBX Capital may be deemed to be controlled by Alan B. Levan, its Chairman and Chief Executive Officer, and John E. Abdo, its Vice Chairman, who collectively may be deemed to beneficially own shares of Class A Common Stock and Class B Common Stock of BBX Capital representing approximately 77% of the total voting power of BBX Capital. Mr. Alan Levan and Mr. Abdo are Chairman and Vice Chairman, respectively, of the Company’s Board of Directors.

Jarett S. Levan, the son of Mr. Alan Levan, and Seth M. Wise, are members of the Company’s Board of Directors and executive officers and directors of BBX Capital. Susan J. Saturday, Executive Vice President and Chief Human Resources Officer of BBX Capital, served in the same capacity on behalf of the Company until she joined BBX Capital on a full-time basis in April 2018.  Ms. Saturday earned total compensation from the Company of approximately $195,000 for the year ended December 31, 2018.  Shawn B. Pearson, President, Chief Executive Officer and a director of the Company, is the Chairman of Renin, a wholly-owned subsidiary of BBX Capital. Raymond S. Lopez, who served as Vice President and Controller of the Company from 2004 until 2005 and as Senior Vice President and Chief Accounting Officer of the Company from 2005 until March 2015 when he joined BBX Capital as its Executive Vice President and Chief Financial Officer, continues to perform certain services for the Company in a non-executive capacity.  In addition, Norman H. Becker is a non-employee director of each of the Company and BBX Capital.

In May 2015, the Company and its subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits (the “Consolidated Tax Agreement”) with BBX Capital, BCC, Woodbridge and their respective subsidiaries pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Pursuant to the Consolidated Tax Agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes are used by another party to the Consolidated Tax Agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the year ended December 31, 2018, the Company paid BBX Capital approximately $23.1 million pursuant to the Consolidated Tax Agreement.

In April 2015, Bluegreen Specialty Finance, LLC, a wholly owned subsidiary of the Company (“BSF”), entered into a Loan Agreement and Promissory Note pursuant to which it provided an $80.0 million loan to BBX Capital, the proceeds of which were used by BBX Capital to fund its tender offer to purchase certain shares of BCC’s Class A Common Stock that it did not own at the time. Amounts outstanding on the loan bear interest at a rate of 6% per annum. Interest only payments are required on a quarterly basis, with all outstanding amounts becoming due and payable at the end of the five-year term of the loan. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for the Company or its subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the year ended December 31, 2018, the Company recognized approximately $4.8 million of interest income on this loan.

During the year ended December 31, 2018, the Company paid subsidiaries of BBX Capital approximately $1.6 million for management advisory, risk management, administrative and other services. The Company accrued approximately $0.1 million for these services as of December 31, 2018.

During the year ended December 31, 2018, the Company paid dividends of $40.4 million to BBX Capital.

During the year ended December 31, 2018, the Company paid approximately $0.9 million for the acquisition of inventory from a company whose President is the son of David L. Pontius, the Company’s former Executive Vice President and Chief Operating Officer.

On March 4, 2019, BBX Capital announced its intention to take the Company private through a short-form merger under Florida law pursuant to which BBX Capital would acquire all of the outstanding shares of the Company’s common stock not currently owned by it. If the merger is completed, the Company would become a wholly-owned subsidiary of BBX Captial and each share of the Company’s common stock outstanding at the effective time of the merger, other than shares beneficially owned by BBX Capital and shareholders who duly exercised and perfected appraisal rights in accordance with Florida law, would be converted into the right to receive $16.00 per share in cash. Under Florida law, because BBX Capital owns more than 80% of the issued and outstanding shares of the Company’s common stock, the merger may be consummated without the approval of, or action by, the Company’s Board of Directors or shareholders. Accordingly, the Company’s Board of Directors did not approve or disapprove the merger, and the Company’s shareholders will not be asked to approve or disapprove the merger but will have statutory appraisal rights if the merger is consummated. On March 25, 2019, BBX Capital announced that it is re-evaluating whether to proceed with the merger in light of notice from Bass Pro Inc. that it intends to cancel the Company’s access to the Bass Pro marketing channels and advertising materials if certain alleged breaches are not cured to Bass Pro’s satisfaction.  The merger may be terminated at any time before it becomes effective.

Director Independence

The Company’s Board of Directors has determined that James R. Allmand, III, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell and Orlando Sharpe, who together comprise a majority of the Board, are independent under applicable rules and regulations of the SEC and the listing standards of the NYSE.  The Board made such independence determinations based on a review of transactions and relationships between each director or any member of his or her immediate family, on the one hand, and the Company and its subsidiaries and affiliates, on the other hand, as well as transactions and relationships between each director or his affiliates, on the one hand, and members of the Company’s senior management or their affiliates, on the other hand. To assist the Board in making its independence determinations, the Board adopted the following categorical standards of relationships that, in the Board’s opinion, do not constitute material relationships that impair a director’s independence: (i) serving on third party boards of directors with other members of the Board; (ii) payments or charitable gifts by the Company to entities with which a director is an executive officer or employee where such payments do not exceed the greater of $1 million annually or 2% of such entity’s consolidated gross revenues for the applicable year; and (iii) investments by directors in common with each other or the Company.  In connection with the foregoing, the Board specifically determined that Mr. Becker’s service on the Board of Directors of BBX Capital, which, as previously described, currently beneficially owns approximately 90.3% of the Company’s issued and outstanding common stock, with Alan B. Levan, Non-executive Chairman of the Company’s Board of Directors, John E. Abdo, Non-executive Vice Chairman of the Company’s Board of Directors, Jarett S. Levan, a director of the Company, and Seth M. Wise, a director of the Company, did not constitute a material relationship that would impair Mr. Becker’s independence. In addition, the Board discussed and considered that from time to time entities affiliated with Mr. Sharpe provide certain real estate-related services to BBX Capital and that, for 2018 and 2017, those entities received approximately $11,000 and $22,000, respectively, from BBX Capital in consideration for such services. The Board determined that this relationship did not constitute a material relationship that would impair Mr. Sharpe’s independence.

Item 14. Principal Accounting Fees and Services

Grant Thornton LLP (“Grant Thornton”) served as the Company’s independent registered public accounting firm for 2018 and 2017. The following table presents fees for professional services rendered by Grant Thornton for the audit of the Company’s annual financial statements for 2018 and 2017.  The table also presents fees billed for audit-related services, tax services and all other services rendered by Grant Thornton to the Company for 2018 and 2017.

	2018	2017
(in thousands)
Audit Fees (1)	$ 1,088	$ 1,145
Audit-Related Fees (2)	197	277
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$ 1,285	$ 1,422
(1)

Includes fees for services related to the Company's annual financial statement audit,  review of quarterly financial statements, and, for 2017, fees related to the Company’s Registration Statement on Form S-1 in connection with the its initial public offering in November 2017.

(2)	Includes fees for the financial statement audits of one of the Company’s subsidiaries and, for 2017, fees for agreed-upon procedures related to the Company’s securitization during the year.

All audit-related services set forth above were pre-approved by the Audit Committee, which concluded that the provision of such services by Grant Thornton was compatible with the maintenance of such firm’s independence in the conduct of its auditing functions.

Under its charter, the Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the Company’s independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. Each year, the independent registered public accounting firm’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Under its current practices, the Audit Committee does not regularly evaluate potential engagements of the independent registered public accounting firm and approve or reject such potential engagements. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for pre-approval. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report:
(3)	Exhibits. The following exhibits are filed with this Amendment:

Exhibit No.Description

31.1Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEGREEN VACATIONS CORPORATION

Dated: April 26, 2019
By:	/s/ Shawn B. Pearson
Shawn B. Pearson
President and Chief Executive Officer