Form 10-Q
period 2019-03-31
BLUEGREEN VACATIONS CORP
filed 2019-05-06
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-19292

BLUEGREEN VACATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Florida	03-0300793
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4960 Conference Way North, Suite 100, Boca Raton, Florida 33431

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (561) 912-8000

Securities registered pursuant to Section 12(b) of the Act:

Ding
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BXG	New York Stock Exchange

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

As of May 1, 2019, there were 74,445,923 shares of the registrant’s common stock, $.01 par value, outstanding.

BLUEGREEN VACATIONS CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$189,875	$219,408
Restricted cash ($20,714 and $28,400 in VIEs at March 31, 2019
and December 31, 2018, respectively)	44,285	53,726
Notes receivable, net ($318,111 and $341,975 in VIEs
at March 31, 2019 and December 31, 2018, respectively)	435,629	439,167
Inventory	342,386	334,149
Prepaid expenses	17,948	10,097
Other assets	48,931	49,796
Operating lease assets - See Note 7	24,031	—
Intangible assets, net	61,577	61,845
Loan to related party	80,000	80,000
Property and equipment, net	102,431	98,279
Total assets	$1,347,093	$1,346,467

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$16,169	$19,515
Accrued liabilities and other	80,827	80,364
Operating lease liabilities - See Note 7	25,263	—
Deferred income	17,051	16,522
Deferred income taxes	93,337	91,056
Receivable-backed notes payable - recourse	74,744	76,674
Receivable-backed notes payable - non-recourse (in VIEs)	363,183	382,257
Lines-of-credit and notes payable	125,436	133,391
Junior subordinated debentures	71,504	71,323
Total liabilities	867,514	871,102

Commitments and Contingencies - See Note 10

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 74,445,923
shares issued and outstanding at March 31, 2019 and December 31, 2018	744	744
Additional paid-in capital	270,369	270,369
Retained earnings	161,139	158,641
Total Bluegreen Vacations Corporation shareholders' equity	432,252	429,754
Non-controlling interest	47,327	45,611
Total shareholders' equity	479,579	475,365
Total liabilities and shareholders' equity	$1,347,093	$1,346,467

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue:
Gross sales of VOIs	$62,884	$64,160
Provision for loan losses	(11,153)	(8,019)
Sales of VOIs	51,731	56,141

Fee-based sales commission revenue	45,212	45,854
Other fee-based services revenue	29,568	28,024
Cost reimbursements	20,236	16,200
Interest income	22,008	21,122
Other income, net	89	181
Total revenue	168,844	167,522

Costs and expenses:
Cost of VOIs sold	3,848	1,812
Cost of other fee-based services	22,868	17,411
Cost reimbursements	20,236	16,200
Selling, general and administrative expenses	90,214	93,549
Interest expense	9,506	7,767
Total costs and expenses	146,672	136,739

Income before non-controlling interest and
provision for income taxes	22,172	30,783
Provision for income taxes	5,303	7,201
Net income	16,869	23,582
Less: Net income attributable to non-controlling interest	1,716	2,607
Net income attributable to Bluegreen
Vacations Corporation shareholders	$15,153	$20,975

Comprehensive income attributable to
Bluegreen Vacations Corporation
shareholders	$15,153	$20,975

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2019	2018
Earnings per share attributable to Bluegreen Vacations Corporation shareholders - Basic and diluted	$0.20	$0.28

Weighted average number of common shares outstanding:
Basic and diluted	74,446	74,734

Cash dividends declared per share	$0.17	$0.15

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,445,923	Balance at December 31, 2018	$475,365	$744	$270,369	$158,641	$45,611
—	Net income	16,869	—	—	15,153	1,716
—	Dividends to shareholders	(12,655)	—	—	(12,655)	—
74,445,923	Balance at March 31, 2019	$479,579	$744	$270,369	$161,139	$47,327

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,734,455	Balance at December 31, 2017	$433,654	$747	$274,366	$115,520	$43,021
—	Net income	23,582	—	—	20,975	2,607
—	Dividends to shareholders	(11,210)	—	—	(11,210)	—
74,734,455	Balance at March 31, 2018	$446,026	$747	$274,366	$125,285	$45,628

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income	$16,869	$23,582
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,486	3,946
Loss on disposal of property and equipment	10	—
Provision for loan losses	11,145	8,006
Provision for deferred income taxes	2,281	3,247
Changes in operating assets and liabilities:
Notes receivable	(7,607)	(5,264)
Prepaid expenses and other assets	(9,131)	(5,177)
Inventory	(8,237)	(9,673)
Accounts payable, accrued liabilities and other, and
deferred income	1,126	(5,204)
Net cash provided by operating activities	10,942	13,463

Investing activities:
Purchases of property and equipment	(7,507)	(5,462)
Net cash used in investing activities	(7,507)	(5,462)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	13,487	25,761
Payments on borrowings collateralized by notes receivable	(34,968)	(33,947)
Payments under line-of-credit facilities and notes payable	(8,168)	(16,487)
Payments of debt issuance costs	(105)	(98)
Dividends paid	(12,655)	(11,210)
Net cash used in financing activities	(42,409)	(35,981)
Net decrease in cash and cash equivalents
and restricted cash	(38,974)	(27,980)
Cash, cash equivalents and restricted cash at beginning of period	273,134	243,349
Cash, cash equivalents and restricted cash at end of period	$234,160	$215,369

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended
	March 31,
	2019	2018

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$8,271	$6,685
Income taxes paid	$812	$4,182

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  Organization and Basis of Financial Statement Presentation

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

In our opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other future interim or annual periods. The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on March 8, 2019.

Our Business

We are a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). We market, sell and manage VOIs in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through our points-based system, the approximately 217,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to over 11,000 other hotels and resorts through partnerships and exchange networks. The resorts in which we market, sell or manage VOIs were either developed or acquired by us, or were developed and are owned by third parties. We earn fees for providing sales and marketing services to third party developers. We also earn fees by providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, we provide financing to qualified VOI purchasers, which generates significant interest income.

We derive a significant portion of our revenue from our capital-light business model, which utilizes our expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Our capital-light business activities include sales of VOIs owned by third-party developers pursuant to which we are paid a commission (“fee-based sales”) and sales of VOIs that we purchase under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition,  we provide resorts and resort developers with other fee-based services, including  resort management, mortgage servicing, title services and construction management.  We also offer financing to qualified VOI purchasers, which generates significant interest income.

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

2. Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20. This standard requires assets and liabilities to be recognized on the balance sheet of a lessee for the rights and obligations created by leases of assets. For income statement purposes, the standard retains a dual model which requires leases to be classified as either operating or finance based on criteria that are largely similar to those previously required by lease accounting standards, Topic 840, but without explicit bright lines. This standard also requires extensive quantitative and qualitative disclosures, including significant judgments made by management in applying the standard, intended to provide greater insight into the amount, timing, and uncertainty of cash flows arising from leases.

We adopted this standard on January 1, 2019 and applied the transition guidance as of the date of adoption under the current period adjustment method.  As a result, we recognized right-of-use assets and lease liabilities associated with our leases on January 1, 2019, with no cumulative-effect adjustment to the opening balance of accumulated earnings, while the comparable prior periods in our financial statements will continue to be reported in accordance with Topic 840, including the disclosures required by Topic 840.

The new standard includes a number of optional practical expedients under the transition guidance. We elected the package of practical expedients which allowed us to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. We also made accounting policy elections by class of underlying asset to not apply the recognition requirements of the standard to leases with terms of 12 months or less and to not separate non-lease components from lease components. Consequently, each separate lease component and the associated non-lease components are accounted for as a single lease component for lease classification, recognition, and measurement purposes.

Upon adoption of the standard, we recognized an operating lease liability of $26.5 million and an operating lease asset of $25.6 million. The difference between the operating lease liability and operating lease asset primarily reflects the reclassification of accrued and prepaid straight-line rent from accrued liabilities and prepaid expenses to the operating lease assets in our consolidated balance sheet. The implementation of the standard did not have a material impact on our consolidated statements of income and comprehensive income or cash flows. See Note 7: Leases for additional information regarding the accounting for lease contracts.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. Further, public entities will be required to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard will be effective for us on January 1, 2020. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-13 may have on our consolidated financial statements.

3.  Revenue From Contracts with Customers

The table below sets forth our disaggregated revenue by segment from contracts with customers. We operate our business in the following two segments: (i) Sales of VOIs and financing; and (ii) Resort operations and club management. Please refer to Note 13: Segment Reporting below for more details related to our segments.

	For the Three Months Ended
	March 31,
	2019	2018
(in thousands)
Sales of VOIs (1)	$51,731	$56,141
Fee-based sales commission revenue (1)	45,212	45,854
Resort and club management revenue (2)	25,436	23,952
Cost reimbursements (2)	20,236	16,200
Title fees (1)	2,728	2,689
Other revenue (2)	1,404	1,383
Revenue from customers	146,747	146,219
Interest income (1)	22,008	21,122
Other income, net	89	181
Total revenue	$168,844	$167,522

(1) Included in our sales of VOIs and financing segment described in Note 13: Segment Reporting.

(2) Included in our resort operations and club management segment described in Note 13: Segment Reporting.

4.  Notes Receivable

The table below provides information relating to our notes receivable and our allowance for loan losses as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	As of
	March 31,	December 31,
	2019	2018
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$150,421	$124,642
VOI notes receivable - securitized	421,309	447,850
	571,730	572,492
Allowance for loan losses - non-securitized	(33,628)	(28,258)
Allowance for loan losses - securitized	(103,198)	(105,875)
VOI notes receivable, net	$434,904	$438,359
Allowance as a % of VOI notes receivable	24%	23%

Notes receivable secured by homesites: (1)
Homesite notes receivable	805	898
Allowance for loan losses	(80)	(90)
Homesite notes receivable, net	$725	$808
Allowance as a % of homesite notes receivable	10%	10%
Total notes receivable:
Gross notes receivable	$572,535	$573,390
Allowance for loan losses	(136,906)	(134,223)
Notes receivable, net	$435,629	$439,167
Allowance as a % of gross notes receivable	24%	23%

(1)	Notes receivable secured by homesites were originated through a business, substantially all the assets of which were sold by us in 2012.

The weighted-average interest rate on our notes receivable was 15.1% at both March 31, 2019 and December 31, 2018.  All of our VOI loans bear interest at fixed rates.  The weighted-average interest rate charged on our notes receivable secured by VOIs was 15.1% at both March 31, 2019 and December 31, 2018.  Our VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Allowance for Loan Losses

The activity in our allowance for loan losses (including with respect to our homesite notes receivable) was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Balance, beginning of period	$134,223	$123,791
Provision for loan losses	11,145	8,006
Less: Write-offs of uncollectible receivables	(8,462)	(9,100)
Balance, end of period	$136,906	$122,697

We monitor the credit quality of our receivables on an ongoing basis. We hold large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables as we do not believe that there are significant concentrations of credit risk with any individual counterparty or groups of counterparties.  In estimating loan losses,  we do not use a single primary indicator of credit quality but instead evaluate our VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination, were as follows:

	As of
	March 31,	December 31,
	2019	2018
FICO Score
700+	57.00%	57.00%
600-699	39.00	39.00
<600	3.00	3.00
No Score (1)	1.00	1.00
Total	100.00%	100.00%

(1) VOI notes receivable attributable to borrowings without a FICO score are primarily related to foreign borrowers.

The following table shows the delinquency status of our VOI notes receivable as of March 31, 2019 and December 31, 2018 (in thousands):

	As of
	March 31,	December 31,
	2019	2018
Current	$538,368	$541,783
31-60 days	5,328	5,783
61-90 days	4,511	4,516
Over 91 days (1)	23,523	20,410
Total	$571,730	$572,492

(1)

Includes $17.4 million and $14.3 million as of March 31, 2019 and December 31, 2018, respectively, related to VOI notes receivable that, as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

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

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of March 31, 2019, we were in compliance with all material terms under our securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, we analyze our variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. We base our quantitative analysis on the forecasted cash flows of the entity and we base our qualitative analysis on the structure of the entity, including our decision-making ability and authority with respect to the entity, and relevant financial agreements. We also use a  qualitative analysis to determine if we must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, we have determined these securitization entities to be VIEs of which we are the primary beneficiary and, therefore, we consolidate the entities into our financial statements.

Under the terms of certain of our VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by us of defaulted notes for the three months ended March 31, 2019 and 2018 were $2.1 million and $1.7 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of
	March 31,	December 31,
	2019	2018

Restricted cash	$20,714	$28,400
Securitized notes receivable, net	318,111	341,975
Receivable backed notes payable - non-recourse	363,183	382,257

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6.  Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	March 31,	December 31,
	2019	2018

Completed VOI units	$237,389	$237,010
Construction-in-progress	31,847	26,587
Real estate held for future development	73,150	70,552
Total	$342,386	$334,149

7.  Leases

We are the lessee under various operating leases for certain sales offices, call centers, office space, equipment and vehicles. Some leases include one or more options to renew, with renewal terms that can be extended for one year or more, and the exercise of such renewal options is either at our discretion or the discretion of the lessor, as determined by the respective lease. Certain of our lease agreements include rental payments based on a percentage of sales generated at the location, and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain residual value guarantees or restrictive covenants which we believe to be material.

We recognize operating lease assets and operating lease liabilities associated with lease agreements with an initial term of greater than 12 months, while lease agreements with an initial term of 12 months or less are not recorded in our consolidated balance sheet. We generally do not include lease payments associated with renewal options that are exercisable at our discretion in the measurement of our operating lease assets and liabilities as we are not reasonably certain that such option will be exercised.  The table below sets forth information regarding our lease agreements with an initial term of greater than 12 months (dollars in thousands):

As of
March 31,
2019
Operating Lease Asset	$24,031
Operating Lease Liability	25,263
Weighted Average Lease Term (in years) (1)	4.3
Weighted Average Discount Rate (2)	5.30%

(1)	Our weighted average lease term excludes one real estate lease that expires in May 2056.
(2)

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments.  To estimate incremental borrowing rates, we consider various factors, including the rates applicable to our recently issued debt and credit facilities and prevailing financial market conditions. We use the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

We generally recognize lease costs associated with our operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred.  The table below sets forth information regarding our lease costs which are reflected in selling, general and administrative expenses in our consolidated statement of income and comprehensive income for the three months ended March 31, 2019:

For the Three Months Ended
March 31,
2019
Fixed rental costs	$2,122
Short-term lease cost	1,170
Variable lease cost	599
Total operating lease costs	$3,891

The table below sets forth information regarding the maturity of our operating lease liabilities (in thousands):

As of March 31,	Operating Leases
2019	$6,496
2020	5,050
2021	4,646
2022	4,365
2023	2,675
After 2023	12,416
Total lease payments	$35,648
Less: Interest	10,385
Present value of operating lease liabilities	25,263

Upon the adoption of the new lease accounting standard on January 1, 2019 (as described in Note 2 above), we recognized  an operating lease liability of $26.5 million and an operating lease asset of $25.6 million. The difference between the operating lease liability and operating lease asset primarily reflects the reclassification of accrued and prepaid straight-line rent from accrued liabilities and prepaid expenses to the operating lease assets in our consolidated balance sheet.  Included in our consolidated statement of cash flows under operating activities was $1.7 million of cash paid for lease expenses for the three months ended March 31, 2019.  During the three months ended March 31, 2019, we did not enter into any new leases with a term greater than 12 months.

8.  Debt

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders.  Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of March 31, 2019 and December 31, 2018, were as follows (dollars in thousands):

	As of
	March 31, 2019			December 31, 2018
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

2013 Notes Payable	$22,500	5.50%	$22,963	$28,125	5.50%	$22,878
Fifth Third Bank Note Payable	3,772	5.49%	7,847	3,834	5.34%	7,892
NBA Éilan Loan	23,591	5.74%	35,267	25,603	5.60%	35,615
Fifth Third Syndicated LOC	55,000	5.24%	94,774	55,000	5.27%	92,415
Fifth Third Syndicated Term	22,031	5.25%	29,811	22,500	5.37%	27,724
Unamortized debt issuance costs	(1,458)	—	—	(1,671)	—	—
Total	$125,436		$190,662	$133,391		$186,524

There were no new debt issuances or significant changes related to the above listed lines-of-credit or notes payable during the three ended months March 31, 2019. See Note 9 to our Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K for additional information regarding the lines-of-credit and notes payable.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of
	March 31, 2019			December 31, 2018
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility	$19,766	5.50%	$24,730	$17,654	5.25%	$22,062
NBA Receivables Facility	43,255	5.25%	53,130	48,414	5.27%	57,805
Pacific Western Facility	11,723	5.50%	15,185	10,606	5.52%	13,730
Total	74,744		93,045	76,674		93,597

Receivable-backed notes payable - non-recourse:
KeyBank/DZ Purchase Facility	$7,297	5.23%	$8,754	$—	---	$—
Quorum Purchase Facility	36,824	4.75-5.50%	41,867	40,074	4.75-5.50%	45,283
2012 Term Securitization	13,059	2.94%	15,237	15,212	2.94%	16,866
2013 Term Securitization	24,633	3.20%	27,411	27,573	3.20%	29,351
2015 Term Securitization	40,262	3.02%	44,697	44,230	3.02%	47,690
2016 Term Securitization	60,460	3.35%	69,442	63,982	3.35%	72,590
2017 Term Securitization	78,718	3.12%	91,712	83,513	3.12%	95,877
2018 Term Securitization	108,259	4.02%	122,187	114,480	4.02%	125,916
Unamortized debt issuance costs	(6,329)	---	—	(6,807)	---	—
Total	363,183		421,307	382,257		433,573
Total receivable-backed debt	$437,927		$514,352	$458,931		$527,170

There were no new debt issuances or significant changes related to the above listed facilities during the three months ended March 31, 2019.  See Note 9 to our Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities.

Junior Subordinated Debentures

Financial data relating to our junior subordinated debentures was as follows (dollars in thousands):

Trust	Carrying Value as of March 31, 2019 (1)	Initial Equity In Trust (2)	Issue Date	Interest Rate	Interest Rate at March 31, 2019	Maturity Date	Carrying Value as of December 31, 2018 (1)

BST I	$14,937	$696	3/15/2005	3-month LIBOR + 4.90%	7.49%	3/30/2035	$14,900
BST II	16,730	774	5/4/2005	3-month LIBOR + 4.85%	7.60%	7/30/2035	16,688
BST III	6,771	310	5/10/2005	3-month LIBOR + 4.85%	7.60%	7/30/2035	6,755
BST IV	9,959	464	4/24/2006	3-month LIBOR + 4.85%	7.44%	6/30/2036	9,933
BST V	9,959	464	7/21/2006	3-month LIBOR + 4.85%	7.44%	9/30/2036	9,933
BST VI	13,148	619	2/26/2007	3-month LIBOR + 4.80%	7.55%	4/30/2037	13,114
	$71,504	$3,327					$71,323

(1)	Amounts include purchase accounting adjustments which reduced the total carrying value by $39.3 million and $39.5 million as of March 31, 2019 and December 31, 2018, respectively.
(2)	Initial Equity in Trust is recorded as part of other assets in the unaudited Consolidated Balance Sheets.

As of March 31, 2019, we were in compliance with all financial debt covenants under our debt instruments. As of March 31, 2019, we had availability of approximately $191.1 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$189,875	$189,875	$219,408	$219,408
Restricted cash	44,285	44,285	53,726	53,726
Notes receivable, net	435,629	556,000	439,167	537,000
Lines-of-credit, notes payable, and receivable-
backed notes payable	563,363	582,000	592,322	596,900
Junior subordinated debentures	71,504	86,500	71,323	87,000

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

10.  Commitments and Contingencies

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of March 31, 2019, Bluegreen sold vacation packages in 69 of Bass Pro’s stores. The Company compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts, although Bluegreen/Big Cedar Vacations pays an affiliate of Bass Pro brand licensing and marketing fees on certain of those sales.  During the three months ended March  31, 2019 and 2018, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 12% of our VOI sales volume.

As previously disclosed, in March 2019, we received a notice from Bass Pro stating that Bass Pro intended to cancel our access to the Bass Pro marketing channels and advertising materials as of 30 days from the date of the notice unless we cured certain alleged breaches to Bass Pro’s satisfaction. The alleged breaches cited in the notice included those previously disclosed by us, and specifically Bass Pro’s belief that the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults, breaches regarding the calculation of commissions and other amounts payable under the marketing agreement and other related agreements, including reimbursements paid to us, as well as matters regarding the operations at Bluegreen/Big Cedar Vacations. In addition, the notice referenced a breach Bass Pro alleged in 2014 regarding customer service. We sent a response to Bass Pro with respect to each of these issues prior to the expiration of the cure period.

On April 17, 2019, Bass Pro, LLC and Big Cedar, LLC brought an action against BVU alleging that BVU failed to pay certain commissions due it under the parties’ marketing agreement, improperly charged a tour generation fee and that its conduct in the Bass Pro stores breached its contractual commitments.  Bass Pro seeks damages in an amount in excess of $10 million plus interest and attorneys’ fees, and such additional relief as the court determines.  BVU believes that this lawsuit is without merit and intends to vigorously defend the action.  The parties are continuing to attempt to resolve the parties outstanding issues and to date Bass Pro has not cancelled our access to Bass Pro Marketing channels. However, if the issues with Bass Pro are not resolved, our results will be adversely impacted, and we intend, in that case, to pursue all remedies available to us, including pursuing recovery of damages suffered as a result of Bass Pro’s actions.

In September 2017, we entered into an agreement with a former executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling approximately $2.9 million through March 2019. As of March 31, 2019, no amounts remained payable under this agreement. Further, in December 2018, we entered into an agreement with another executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling approximately $2.0 million through December 2019, $1.4 million of which remained payable as of March 31, 2019.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs.  We  paid $1.9 million in subsidy payments in connection with these arrangements during the three months ended March 31, 2019.  No such payments were made during the three months ended March 31, 2018.  As of March 31, 2019, we had $4.2 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited Consolidated Balance Sheet as of such date. As of December 31, 2018, we had no accrued liabilities for such subsidies.

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

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also sought damages in the amount of the unpaid compensation owed to the plaintiffs. The court granted preliminary approval of class action in September 2017 to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. In February 2019, the parties agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are executed.

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against us which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The purported class action lawsuit was dismissed without prejudice after mediation.  However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. We intend to vigorously defend the action.

On February 28, 2018, Oscar Hernandez and Estella Michael filed a purported class action litigation in San Bernardino Superior Court against BVU.  The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs seek to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014.  An initial case management conference was held and discovery was stayed pending completion of mediation.  BVU intends to file a motion enforcing pre-dispute arbitration agreements, should the matter not settle, and to challenge class certification.

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

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act. It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who, within the four years prior to the filing of the complaint, received similar calls from or on behalf of BVU without the person’s consent.  Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action.

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Plaintiffs seek rescission of their contracts, money damages, including statutory treble damages, or in the alternative, punitive damages in an amount not less than $0.5 million. We believe the lawsuit is without merit and intend to vigorously defend the action. We have agreed to indemnify Bass Pro with respect to the claims brought against us in this proceeding. This matter was removed to federal court, and plaintiffs are seeking to remand the matter to state court. We have opposed their motion to remand and filed motion to dismiss on behalf of both defandants.

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 8.2% in 2019. We also estimate that approximately 15.8% of the total delinquencies on our VOI notes receivable as of March 31, 2019 related to VOI notes receivable subject to this issue. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, we and BVU filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, we argue that through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, the TPEs made false statements about us and provided misleading information to the VOI owners. We also believe that the TPEs induced our VOI owners to breach their contracts and stop making payments to us, which typically results in a default on the VOI note and termination of the VOI.  Thereafter, the TPEs, despite often times doing no more than encouraging non-payment, claim that they “helped” the consumer “exit” their timeshare contract. We believe that this has resulted in the consumer paying fees to the TPEs in exchange for illusory services. We have asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims.  In April 2019, one of the exit firms filed for bankruptcy, we continue to pursue our claims against the exit firms.

11.  Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015 for federal returns and 2013 for state returns.

Our effective income tax rate was approximately 26% during both of the three months ended March 31, 2019 and 2018.  Effective income tax rates for interim periods are based upon our current estimated annual rate.  Our effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate.

Certain of our state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

We are party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BBX Capital Corporation (“BBX Capital”), which owns  90.3% of our outstanding common stock and its other subsidiaries pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns.  Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  Pursuant to this agreement, we paid BBX Capital or its affiliated entities $2.3 million in April 2019 and $4.0 million during the three months ended March 31, 2018.

As of March 31, 2019, we did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

12.  Related Party Transactions

BBX Capital may be deemed to be controlled by Alan B. Levan, Chairman of BBX Capital, and John E. Abdo, Vice Chairman of BBX Capital. Together, Messrs. Levan and Abdo may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 78% of BBX Capital’s total voting power. Mr. Levan and Mr. Abdo serve as our Chairman and Vice Chairman, respectively.

In April 2015, pursuant to a Loan Agreement and Promissory Note, our wholly owned subsidiary provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bear interest at 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-

year term. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us or our subsidiaries to remain in compliance with covenants under outstanding indebtedness. During both of the three months ended March 31, 2019 and 2018, we recognized $1.2 million of interest income on the loan to BBX Capital.

We paid or reimbursed BBX Capital or its affiliated entities $0.4 million during both of the three months ended March 31, 2019 and 2018 for management advisory, risk management, administrative and other services. We had accrued $0.2 million and $0.1 million for the services described above as of March 31, 2019 and March 31, 2018, respectively.  BBX Capital or its affiliates paid or reimbursed us $0.1 million during both the three months ended March 31, 2019 and 2018 for other shared services.  As of March 31, 2019, no amounts were due to us from BBX Capital for these services.   As of March 31, 2018, $0.2 million was due to us from BBX Capital for these services.

During March 31, 2019 and March 31, 2018, we paid dividends to holders of our common stock.  Based on its holdings, BBX Capital received $11.4 million and $10.1 million of dividends from us during March 2019 and March 2018,  respectively, to BBX Capital.

On March 4, 2019, BBX Capital announced its intention to take us private through a short-form merger under Florida law pursuant to which BBX Capital would acquire all of the outstanding shares of our common stock not currently owned by it. If the merger is completed, we would become a wholly-owned subsidiary of BBX Capital and each share of our common stock outstanding at the effective time of the merger, other than shares beneficially owned by BBX Capital and shareholders who duly exercised and perfected appraisal rights in accordance with Florida law, would be converted into the right to receive $16.00 per share in cash. Under Florida law, because BBX Capital owns more than 80% of the issued and outstanding shares of our common stock, the merger may be consummated without the approval of, or action by, our Board of Directors or shareholders. Accordingly, our Board of Directors did not approve or disapprove the merger, and our shareholders will not be asked to approve or disapprove the merger but will have statutory appraisal rights if the merger is consummated. On March 25, 2019, BBX Capital announced that it is re-evaluating whether to proceed with the merger in light of notice from Bass Pro, Inc. that it intends to cancel our access to the Bass Pro marketing channels and advertising materials if certain alleged breaches are not cured to Bass Pro’s satisfaction.  The merger may be terminated at any time before it becomes effective.

See also the description of the Agreement to Allocate Consolidated Income Tax Liability and Benefits under Note 11: Income Taxes above.

13.  Segment Reporting

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

Our sales of VOIs and financing segment includes our marketing and sales activities related to the VOIs that we own, our VOIs we acquire under just-in-time and secondary market inventory arrangements, our sales of VOIs through fee-for-service arrangements with third-party developers, our consumer financing activities in connection with sales of VOIs that we own, and our title services operations through a wholly-owned subsidiary.

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

The information provided for segment reporting is obtained from internal reports utilized by management. The presentation and allocation of results of operations may not reflect the actual economic costs of the segments as standalone businesses. Due to the nature of our business, assets are not allocated to a particular segment, and therefore management does not evaluate the balance sheet by segment. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments’ operating results would, in management’s view, likely not be materially impacted.

The table below sets forth our segment information for the three months ended March 31, 2019 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$51,731	$—	$—	$—	$51,731
Fee-based sales commission revenue	45,212	—	—	—	45,212
Other fee-based services revenue	2,728	26,840	—	—	29,568
Cost reimbursements	—	20,236	—	—	20,236
Mortgage servicing revenue	1,490	—	—	(1,490)	—
Interest income	20,017	—	1,991	—	22,008
Other income, net	—	—	89	—	89
Total revenue	121,178	47,076	2,080	(1,490)	168,844

Costs and expenses:

Cost of VOIs sold	3,848	—	—	—	3,848
Net carrying cost of VOI inventory	7,687	—	—	(7,687)	—
Cost of other fee-based services	1,210	13,971	—	7,687	22,868
Cost reimbursements	—	20,236	—	—	20,236
Selling, general and administrative expenses	72,196	—	18,128	(110)	90,214
Mortgage servicing expense	1,380	—	—	(1,380)	—
Interest expense	5,262	—	4,244	—	9,506
Total costs and expenses	91,583	34,207	22,372	(1,490)	146,672
Income (loss) before non-controlling interest and provision for income taxes	$29,595	$12,869	$(20,292)	$—	$22,172

Add: Depreciation and amortization	1,536	365
Segment Adjusted EBITDA (1)	$31,131	$13,234

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the three months ended March 31, 2018 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$56,141	$—	$—	$—	$56,141
Fee-based sales commission revenue	45,854	—	—	—	45,854
Other fee-based services revenue	2,689	25,335	—	—	28,024
Cost reimbursements	—	16,200	—	—	16,200
Mortgage servicing revenue	1,445	—	—	(1,445)	—
Interest income	19,590	—	1,532	—	21,122
Other income, net	—	—	181	—	181
Total revenue	125,719	41,535	1,713	(1,445)	167,522

Costs and expenses:

Cost of VOIs sold	1,812	—	—	—	1,812
Net carrying cost of VOI inventory	2,517	—	—	(2,517)	—
Cost of other fee-based services	1,242	13,652	—	2,517	17,411
Cost reimbursements	—	16,200	—	—	16,200
Selling, general and administrative expenses	71,816	—	21,592	141	93,549
Mortgage servicing expense	1,586	—	—	(1,586)	—
Interest expense	4,711	—	3,056	—	7,767
Total costs and expenses	83,684	29,852	24,648	(1,445)	136,739
Income (loss) before non-controlling interest and provision for income taxes	$42,035	$11,683	$(22,935)	$—	$30,783

Add: Depreciation and amortization	1,667	395
Segment Adjusted EBITDA (1)	$43,702	$12,078

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA including, how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

14.  Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, there were no subsequent events identified that required recognition or disclosure other than as disclosed in the footnotes herein.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to our future financial performance, our business prospects, strategy and relationships, anticipated financial position, liquidity and capital needs and other similar matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others:

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•

adverse changes to, expirations or terminations of, or interruptions in, business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances (including our ability to resolve the issues with Bass Pro, the potential termination of our access to Bass Pro stores and advertising materials, the impact of any termination on our business and results and our ability to recover damages suffered in connection therewith);

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

•	changes in our senior management;

•	our ability to comply with applicable regulations to the vacation ownership industry and the costs of compliance efforts or a failure to comply;

•	our ability to successfully implement our growth strategy or maintain or expand our capital light business relationships or activities;

•	our ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives;

•	risks associated with, and the impact of, regulatory examinations or audits of our operations, and the costs associated with regulatory compliance;

•	our customers’ compliance with their payment obligations under financing provided by us, and the impact of defaults on our operating results and liquidity position;

•	the ratings of third-party rating agencies, including the impact of any downgrade on our ability to obtain, renew or extend credit facilities, or otherwise raise funds;

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

•	the impact on our consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards;

•

the potential short-form merger pursuant to which BBX Capital may acquire all of our outstanding common stock that it does not currently own, including that BBX Capital has announced its reconsideration of the merger and the merger may be terminated at any time before it becomes effective; and

•

other risks and uncertainties inherent to our business, the vacation ownership industry and ownership of our common stock, including those discussed in the “Risk Factors” section of, and elsewhere in, our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies, see “Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to us.

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 217,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to over 11,000 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships which drive sales within our core demographic.

VOI Sales and Financing

Our primary business is the marketing and selling of deeded VOIs, developed either by us or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at 11,000 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, we began selling VOIs on behalf of third-party developers and have successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a balanced mix of developed and capital-light inventory. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. In conjunction with our VOI sales, we also generate interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 13% to 17% per annum. As of March 31, 2019, the weighted-average interest rate on our VOI notes receivable was 15.1%. In addition, we earn fees for various other services, including title and escrow services in connection with the closing of VOI sales, and we generate fees for mortgage servicing.

Resort Operations and Club Management

We enter into management agreements with the HOAs that maintain most of the resorts in our Vacation Club and earn fees for providing management services to those HOAs and our approximately 217,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. In addition to resort and club management services, we earn fees for various other services that produce recurring, predictable and long term-revenue, including construction management services for third-party developers.

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

Results of Operations

Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

We evaluate the operating performance of our business segments as described in Note 13:  Segment Reporting to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, using Segment Adjusted EBITDA.  See above for a discussion of our definition of Adjusted EBITDA, how management uses it to manage our business and material limitations on its usefulness.  The following tables set forth Segment Adjusted EBITDA, total Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Adjusted EBITDA - sales of VOIs and financing	$31,131	$43,702
Adjusted EBITDA - resort operations and club management	13,234	12,078
Total Segment Adjusted EBITDA	44,365	55,780
Less: Corporate and other	(18,168)	(22,523)
Total Adjusted EBITDA	$26,197	$33,257

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Net income attributable to shareholders	$15,153	$20,975
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	1,716	2,607
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(1,781)	(2,612)
Loss (gain) on assets held for sale	9	(20)
Add: depreciation and amortization	3,365	2,927
Less: interest income (other than interest earned on VOI notes receivable)	(1,846)	(1,434)
Add: interest expense - corporate and other	4,244	3,056
Add: franchise taxes	34	81
Add: provision for income taxes	5,303	7,201
Corporate realignment cost	—	476
Total Adjusted EBITDA	$26,197	$33,257

The following table reconciles  system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Gross sales of VOIs	$62,884	$64,160
Add: Fee-Based sales	66,794	68,684
System-wide sales of VOIs	$129,678	$132,844

	As of and for the Three Months Ended March 31,
	2019	2018
Other Financial Data:
(in thousands)
System-wide sales of VOIs	$129,678	$132,844
Total Adjusted EBITDA	$26,197	$33,257
Adjusted EBITDA - sales of VOIs and financing	$31,131	$43,702
Adjusted EBITDA - resort operations
and club management	$13,234	$12,078
Number of Bluegreen Vacation Club /
Vacation Club Associate resorts
at period end	69	67
Total number of sale transactions	8,243	8,769
Average sales volume per guest	$2,705	$2,661

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018

Sales of VOIs and Financing

	For the Three Months Ended March 31,
	2019		2018
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$68,153	53%	$47,531	36%
Secondary Market sales	59,153	45	76,289	57
Fee-Based sales	66,794	52	68,684	52
JIT sales	2,234	2	3,369	3
Less: Equity trade allowances (6)	(66,656)	(52)	(63,029)	(48)
System-wide sales of VOIs	129,678	100%	132,844	100%
Less: Fee-Based sales	(66,794)	(52)	(68,684)	(52)
Gross sales of VOIs	62,884	48	64,160	48
Provision for loan losses (2)	(11,153)	(18)	(8,019)	(12)
Sales of VOIs	51,731	40	56,141	42
Cost of VOIs sold (3)	(3,848)	(7)	(1,812)	(3)
Gross profit (3)	47,883	93	54,329	97
Fee-Based sales commission revenue (4)	45,212	68	45,854	67
Financing revenue, net of financing expense	14,865	11	14,738	11
Other fee-based services - title operations, net	1,518	1	1,447	1
Net carrying cost of VOI inventory	(7,687)	(6)	(2,517)	(2)
Selling and marketing expenses	(65,222)	(50)	(65,683)	(49)
General and administrative expenses - sales and marketing	(6,974)	(5)	(6,133)	(5)
Operating profit - sales of VOIs and financing	29,595	23%	42,035	32%
Add: Depreciation and amortization	1,536		1,667
Adjusted EBITDA - sales of VOIs and financing	$31,131		$43,702

(1)	Developed VOI sales represent sales of VOIs acquired or developed by us. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs.  Sales of VOIs were  $51.7 million and $56.1 million during the three months ended March 31, 2019 and 2018, respectively. Sales of VOIs are impacted by the factors described below in system-wide sales of VOIs.  Gross sales of VOIs were reduced by $11.2 million and $8.0 million during the three months ended March 31, 2019 and 2018, respectively, for the provision for loan losses.  The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing and newly originated loans. Our provision for loan losses as a percentage of gross sales of VOIs was 18%

and 12% during the three months ended March 31, 2019 and 2018, respectively.  The percentage of our sales which were realized in cash within 30 days from sale increased to 44% during the three months ended March 31, 2019 from 43% during the three months ended March 31, 2018.  The increase in the provision for loan loss is primarily due to a low provision in the first quarter of 2018 resulting from the impact of prepayments (including equity trades) on prior years’ originations in excess of previous estimates.  Although we have seen a stabilization in our default rates currently, in recent years we have experienced an increase in our default rates. We believe that a significant portion of the default increase in recent years is due in part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See Note 10: Commitments and Contingencies to our consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions taken by us in connection therewith. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended March 31,
	2019	2018

Average annual default rates	8.18%	8.35%

	As of March 31,
	2019	2018

Delinquency rates	2.89%	2.75%

System-wide sales of VOIs.   System-wide sales of VOIs were $129.7 million and $132.8 million during the three months ended March 31, 2019 and 2018, respectively. We believe the decrease was primarily due to reduced marketing tours resulting from the impact of lower marketing vacation package sales last year and packages deemed unqualified through our “yield management” program.  The impact on system-wide sales from lower tours was partially offset by an increase in the average sales volume per guest.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction.  We manage which VOIs are sold based on several factors, including the needs of fee-based clients, our debt service requirements and default resale requirements under term securitizations and similar transactions. These factors contribute to fluctuations in the amount of sales by category from period to period.

The following table sets forth certain information for system-wide sales of VOIs for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	% Change
(dollars in thousands)
Number of sales offices at period-end	26	24	8
Number of active sales arrangements with third-party clients at period-end	15	13	15
Total number of VOI sales transactions	8,243	8,769	(6)
Average sales price per transaction	$15,796	$15,234	4
Number of total guest tours	48,138	50,197	(4)
Sale-to-tour conversion ratio– total marketing guests	17.1%	17.5%	(2)
Number of new guest tours	28,064	29,879	(6)
Sale-to-tour conversion ratio– new marketing guests	13.9%	14.9%	(7)
Percentage of sales to existing owners	56.9%	54.0%	5
Average sales volume per guest	$2,705	$2,661	2

Cost of VOIs Sold.  During the three months ended March 31, 2019 and 2018, cost of VOIs sold was $3.8 million and $1.8 million, respectively, and represented 7% and 3%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized.  During the first quarter of 2018, our cost of sales benefited as a result of the fact that approximately 36% of our VOI sales related to a resort that we acquired in 2017 that had a relatively lower cost than our other VOIs.

Fee-Based Sales Commission Revenue.  During the three months ended March 31, 2019 and 2018, we sold $66.8 million and $68.7 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $45.2 million and $45.9 million, respectively, in connection with those sales. The decrease in sales of third-party developer inventory on a commission basis during the 2019 period was due primarily to the factors described above relating to the decrease in system-wide sales of VOIs.  We earned an average sales and marketing commission of 68% and 67% during the three months ended March 31, 2019, and 2018, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of our fee-based service arrangements. The increase in sales and marketing commissions as a percentage of fee-based sales was primarily related to the mix of developer sales at higher commission rates in the 2019 period.

Financing Revenue, Net of Financing Expense — Sales of VOIs.  Interest income on VOIs notes receivable was $20.0 million and $19.6 million during the three months ended March 31, 2019 and 2018, respectively, which was partially offset by interest expense on receivable-backed debt of $5.3 million and $4.7 million, respectively. The decrease in finance revenue net of finance expense is a result of our higher cost of borrowing.  Revenues from mortgage servicing during the three months ended March 31, 2019 and 2018 of $1.5 million and $1.4 million, respectively, are included in financing revenue, net of mortgage servicing expenses of $1.4 million and $1.6 million during the three months ended March 31, 2019 and 2018, respectively.

Other Fee-Based Services — Title Operations, net.  During each of the three months ended March 31, 2019 and 2018, revenue from our title operations was $2.7 million, which was partially offset by expenses directly related to our title operations of $1.2 million.

Net Carrying Cost of VOI Inventory. The carrying cost of our inventory was $9.3 million and $5.7 million during the three months ended March 31, 2019 and 2018, respectively, which was partly offset by rental and sampler revenues of $1.6 million and $3.2 million, respectively. The increase in net carrying costs of VOI inventory was primarily due to our acquisition of the Éilan Hotel and Spa during April 2018, increased maintenance fees and developer subsidies associated with our increase in VOI inventory, decreased rentals of developer inventory and decreased net operating profits from our sampler program.

Selling and Marketing Expenses.  Selling and marketing expenses were $65.2 million and $65.7 million during the three months ended March 31, 2019 and 2018, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 50% from 49% during the three months ended March 31, 2019 and 2018, respectively, primarily due to an increase in commission costs.

General and Administrative Expenses — Sales and Marketing Operations.  General and administrative expenses attributable to sales and marketing operations were $7.0 million and $6.1 million during the three months ended March 31, 2019 and 2018, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses attributable to sales and marketing operations were 5% during each of the three months ended March 31, 2019 and 2018.

Resort Operations and Club Management

	For the Three Months Ended March 31,
(dollars in thousands)	2019		2018
Resort operations and club management revenue	$47,076		$41,535
Resort operations and club management expense	(34,207)		(29,852)
Operating profit - resort operations and club management	12,869	27%	11,683	28%
Add: Depreciation	365		395
Adjusted EBITDA - resort operations and club management	$13,234		$12,078

Resort Operations and Club Management Revenue.  Resort operations and club management revenue increased 13% during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. We provide management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with our management services, we also manage the Vacation Club reservation system, provide services to owners and perform billing and collection services to the Vacation Club and certain HOAs. Additionally, we generate revenues from our Traveler Plus program, food and beverage operations at the resorts and other retail operations. We also earn commissions from providing rental services to third parties and fees from managing the construction activities of certain of our fee based third-party developer clients.  The number of resort properties we managed increased from 47 as of March 31, 2018 to 49 as of March 31, 2019 due to new resorts under management in New Orleans, Louisiana and San Antonio, Texas. Resort operations and club management revenues increased during the 2019 period compared to the 2018 period primarily as a result of such increase in the number of managed resorts.

Resort Operations and Club Management Expense. During the three months ended March 31, 2019,  resort operations and club management expense increased 15% compared to three months ended March 31, 2018. This increase was primarily due to the higher costs associated with programs provided to VOI owners and increased costs of providing management services as a result of the increase in the number of managed resorts.

Corporate and Other

	For the Three Months Ended March 31,
(dollars in thousands)	2019	2018
General and administrative expenses - corporate and other	$(18,128)	$(21,592)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(1,781)	(2,612)
Other income, net	89	181
Add: Financing revenue - corporate and other	1,991	1,532
Less: Interest income (other than interest earned on VOI notes receivable)	(1,846)	(1,434)
Franchise taxes	34	81
Loss (gain) on assets held for sale	9	(20)
Depreciation and amortization	1,464	865
Corporate realignment cost	—	476
Corporate and other	$(18,168)	$(22,523)

General and Administrative Expenses — Corporate and Other.  General and administrative expenses directly attributable to corporate overhead were $18.1 million and $21.6 million during the three months ended March 31, 2019 and 2018, respectively. The decrease in the 2019 period was primarily due to lower self-insured health care costs, lower legal expense and lower executive leadership compensation and severance expense.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations.  We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51% owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $1.8 million and $2.6 million during the three months ended March 31, 2019 and 2018, respectively.  The decrease in adjusted EBITDA was primarily due to higher cost of product and marketing expenses in the 2019 period as compared to the 2018 period.

Interest Expense.  Interest expense not related to receivable-backed debt was $4.2 million and $3.1 million during the three months ended March 31, 2019 and 2018, respectively.  The increase in interest expense is primarily due to higher notes payable and lines-of-credit balances and a higher weighted-average cost of borrowing.

Provision for Income Taxes. Provision for income taxes was $5.3 million and $7.2 million for the three months ended March 31, 2019 and 2018, respectively.  Our effective income tax rate was approximately 26% during each of the three months ended March 31, 2019 and 2018.  Effective income tax rates for interim periods are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. For further information, see Notes 2 and 11 to our unaudited Consolidated Financial Statements included in Item 1 of this report.

Changes in Financial Condition

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2019	2018

Net cash provided by operating activities	$10,942	$13,463
Net cash used in investing activities	(7,507)	(5,462)
Net cash used in financing activities	(42,409)	(35,981)
Net decrease in cash, cash equivalents, and restricted cash	$(38,974)	$(27,980)

Cash Flows from Operating Activities

Our operating cash flow decreased $2.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due primarily to decreased net income, partially offset by a reduction in income tax payments.

Cash Flows from Investing Activities

Cash used in investing activities increased $2.0 million during the three months ended March 31, 2019 compared to the same period in 2018, reflecting increased purchases of property and equipment in the 2019 period.

Cash Flows from Financing Activities

Cash used in financing activities increased $6.4 million during the three months ended March 31, 2019 compared to the same period of 2018, primarily due to lower proceeds from borrowings collateralized by notes receivable of $12.3 million, partially offset by lower payments of $8.3 million on lines-of-credit and notes payable. In addition, we paid  $12.7 million in dividends to our shareholders during the three months ended March 31, 2019 as compared to $11.2 million during the 2018 period.

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

While the vacation ownership business has historically been capital intensive and we may from time to time pursue transactions or activities which may require significant capital investment and adversely impact cash flows, we have generally sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting our capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require less up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through  secondary market or JIT  arrangements.

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in our continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been critical to our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Development expenditures during the remainder of 2019 are expected to be in a range of $25.0 million to $30.0 million, which primarily relate to developments at the Bluegreen/Big Cedar Vacations resort, development at our Fountains resort in Orlando, Florida and refurbishments at certain other resorts.

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOIs. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisitions of JIT and secondary market inventory during the remainder of 2019 is expected to range from $13.0 million to $18.0 million.

In addition, capital expenditures in connection with sales and marketing facilities as well as for information technology capital expenditures are expected to be between $15.0 million and $20.0 million during the remainder of 2019.

Available funds may also be used to acquire other businesses or assets, invest in other real estate based opportunities, or to fund loans to affiliates or others.

During the three months ended March 31, 2019, we paid a cash dividend of $0.17 per share on our common stock or $12.7 million in the aggregate.  During the three months ended March 31, 2018, we paid a cash dividend of $0.15 per share on our common stock or $11.2 million in the aggregate.  We intend to pay regular quarterly cash dividends on our common stock, subject to declaration by and in the discretion of our board of directors and limitations contained in our credit facilities.    On April 17, 2019, we declared a quarterly cash dividend of $0.17 per share on our common stock or $12.7 million in the aggregate.

In April 2015, one of our wholly owned subsidiaries provided an $80.0 million loan to BBX Capital. Amounts outstanding bear interest at 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term of the loan. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us to remain in compliance with covenants under our outstanding indebtedness. During each of the three months ended March 31, 2019 and 2018, we recognized $1.2 million of interest income on the loan to BBX Capital.

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

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell our VOI notes receivable.  As of March 31, 2019, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of March 31, 2019	Outstanding Balance as of March 31, 2019	Availability as of March 31, 2019	Advance Period Expiration; Borrowing Maturity as of March 31, 2019	Borrowing Rate; Rate as of March 31, 2019
Liberty Bank Facility	$50,000	$19,766	$30,234	March 2020; March 2023	Prime Rate; floor of 4.00%; 5.50%
NBA Receivables Facility	70,000	43,255	26,745	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%; 5.25%
Pacific Western Facility	40,000	11,723	28,277	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 5.50%
KeyBank/DZ Purchase Facility	80,000	7,297	72,703	December 2019; December 2022	30 day LIBOR +2.75%; 5.23% (1)
Quorum Purchase Facility	50,000	36,824	13,176	June 2020; December 2032	(2)
	$290,000	$118,865	$171,135

(1)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. As described in further detail below, the interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(2)

Of the amounts outstanding under the Quorum Purchase Facility at March 31, 2019, $4.0 million accrues interest at a rate per annum of 4.75%, $28.8 million accrues interest at a fixed rate of 4.95%, $2.3 million accrues interest at a fixed rate of 5.0%, and $1.7 million accrues interest at a fixed rate of 5.5%.

Liberty Bank Facility.   Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period through March 2020. The Liberty Bank Facility matures in March 2023. Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Timeshare Loans assigned to agent, during the revolving credit period of the facility. Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility. All borrowings outstanding under the facility bear interest at an annual rate equal to the Wall Street Journal (“WSJ”) Prime Rate, subject to a 4.00% floor. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

NBA Receivables Facility.   Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”). The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during a revolving credit period expiring in September 2020 and allows for maximum borrowings of up to $70 million. The maturity date for the facility is March 2025.  The interest rate applicable to future borrowings under the NBA Receivables Facility is equal to the 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%). Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

Pacific Western Facility.  We have a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million subject to eligible collateral and customary terms and conditions. The revolving advance period expires in September 2021 and the Pacific Western Facility matures in September 2024 (in each case, subject to an additional 12-month extension at the option of Pacific Western Bank). Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. All borrowings outstanding under the Pacific Western Facility accrue interest at an annual rate equal to 30-day LIBOR plus 3.00%; provided, however, that a portion of the borrowings, to the extent such borrowings are in excess of established debt minimums, will accrue interest at 30-day LIBOR plus 2.75%. Subject to the terms of the facility, principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance being due by maturity.

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

Quorum Purchase Facility.   We and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. The revolving purchase period expires on June 30, 2020.  The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by all parties. The loan purchase fee applicable to future advances is 0.25% and the maturity of the Quorum Purchase Facility is in December 2032.  Of the amounts outstanding under the Quorum Purchase Facility at March 31, 2019, $4.0 million accrues interest at a rate per annum of 4.75%, $28.8 million accrues interest at a fixed rate of 4.95%, $2.3 million accrues interest at a fixed rate of 5.0%, and $1.7 million accrues interest at a fixed rate of 5.5%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Credit Facilities for Inventories with Future Availability

NBA Éilan Loan. In April 2018, we purchased the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million. In connection with the acquisition, we entered into a non-revolving acquisition loan with NBA (the “NBA Éilan Loan”), which provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and $1.7 million of which was used to fund certain improvement costs with approximately $0.4 million drawn upon through April 2019 to fund certain other improvement costs. The ability to borrow under the NBA Éilan Loan expired in April 2019.  Principal payments are effected through release payments from sales of VOIs at Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan accrue interest at an annual rate equal to one-month LIBOR plus 3.25%, subject to a floor of 4.75%. As of March 31, 2019, there was $23.6 million outstanding on the NBA Éilan Loan.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of March 31, 2019, outstanding borrowings under the facility totaled $77.0 million, including $22.0 million under the Fifth Third Syndicated Term Loan with an interest rate of 5.25%, and $55.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 5.24%.

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

The following table summarizes the contractual minimum principal and interest payments  required on all of our outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of March 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$6,488	$49,674	$388,094	$(6,329)	$437,927
Lines-of-credit and notes payable	29,096	90,532	7,266	—	(1,458)	125,436
Jr. subordinated debentures (1)	—	—	—	110,827	—	110,827
Noncancelable operating leases	6,496	9,696	7,040	12,416	—	35,648
Total contractual obligations	35,592	106,716	63,980	511,337	(7,787)	709,838

Interest Obligations (2)

Receivable-backed notes payable	17,433	34,695	31,241	107,853	—	191,222
Lines-of-credit and notes payable	5,985	9,488	213	—	—	15,686
Jr. subordinated debentures	8,338	16,675	16,675	99,011	—	140,699
Total contractual interest	31,756	60,858	48,129	206,864	—	347,607
Total contractual obligations	$67,348	$167,574	$112,109	$718,201	$(7,787)	$1,057,445

(1)	Amounts do not include purchase accounting adjustments for junior subordinated debentures of $37.3 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2019.

In December 2018, we entered into an agreement with an executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling $2.0 million through December 2019, $1.4 million of which remained payable as of March 31, 2019.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. We paid $1.9 million in subsidy payments in connection with these arrangements  during the three months ended March 31, 2019. No such payments were made during the three months ended March 31, 2018.  As of March 31, 2019, we had $4.2 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited Consolidated Balance Sheets as of such date. As of December 31, 2018, we had no accrued liabilities for such subsidies.

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

We have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of March 31, 2019, Bluegreen sold vacation packages in 69 of Bass Pro’s stores. The Company compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts, although Bluegreen/Big Cedar Vacations pays an affiliate of Bass Pro brand licensing and marketing fees on certain of those sales. During the three months ended March 31, 2019 and 2018, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 12% of our VOI sales volume.

As previously disclosed, in March 2019, we received a notice from Bass Pro stating that Bass Pro intended to cancel our access to the Bass Pro marketing channels and advertising materials as of 30 days from the date of the notice unless we cured certain alleged breaches to Bass Pro’s satisfaction. The alleged breaches cited in the notice included those previously disclosed by us, and specifically Bass Pro’s belief that the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults, breaches regarding the calculation of commissions and other amounts payable under the marketing agreement and other related agreements, including reimbursements paid to us, as well as matters regarding the operations at Bluegreen/Big Cedar Vacations. In addition, the notice referenced a breach Bass Pro alleged in 2014 regarding customer service. We sent a response to Bass Pro with respect to each of these issues prior to the expiration of the cure period.

On April 17, 2019, Bass Pro, LLC and Big Cedar, LLC brought an action against BVU.  See Note 10:  Commitments and Contingencies for additional information regarding this matter.  The parties are continuing to attempt to resolve the parties outstanding issues and to date Bass Pro has not cancelled our access to Bass Pro Marketing channels and advertising materials. However, if the issues with Bass Pro are not resolved, our results will be adversely impacted, and we intend, in that case, to pursue all remedies available to us, including pursuing recovery of damages suffered as a result of Bass Pro’s actions.

Off-balance-sheet Arrangements

As of March 31, 2019, we did not have any “off-balance sheet” arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and risks relating to inflation and changing prices. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except for the litigation  described below (which we recently determined may be material to us), there have been no material changes in our material legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

On February 28, 2018, Oscar Hernandez and Estella Michael filed a purported class action litigation in San Bernardino Superior Court against BVU.  The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs seek to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014.  An initial case management conference was held and discovery was stayed pending completion of mediation.  BVU intends to file a motion enforcing pre-dispute arbitration agreements, should the matter not settle, and to challenge class certification.

On April 17, 2019, Bass Pro, LLC and Big Cedar, LLC brought an action against BVU alleging that BVU failed to pay certain commissions due it under the parties’ marketing agreement, improperly charged a tour generation fee and that its conduct in the Bass Pro stores breached its contractual commitments.  Bass Pro seeks damages in an amount in excess of $10 million plus interest and attorneys’ fees, and such additional relief as the court determines.  BVU believes that this lawsuit is without merit and intends to vigorously defend the action.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.  Exhibits.

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

BLUEGREEN VACATIONS CORPORATION

May 6, 2019	By: /s/ Anthony M. Puleo
Anthony M. Puleo
Executive Vice President, Chief Financial Officer and Treasurer; President, Bluegreen Treasury Services