Form 10-Q
period 2019-06-30
BLUEGREEN VACATIONS CORP
filed 2019-08-06
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

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

As of August 1, 2019, there were 74,445,923 shares of the registrant’s common stock, $.01 par value, outstanding.

BLUEGREEN VACATIONS CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$180,166	$219,408
Restricted cash ($19,018 and $28,400 in VIEs at June 30, 2019
and December 31, 2018, respectively)	47,745	53,726
Notes receivable, net ($308,042 and $341,975 in VIEs
at June 30, 2019 and December 31, 2018, respectively)	440,854	439,167
Inventory	342,220	334,149
Prepaid expenses	14,946	10,097
Other assets	57,970	49,796
Operating lease assets - See Note 7	23,395	—
Intangible assets, net	61,556	61,845
Loan to related party	80,000	80,000
Property and equipment, net	102,361	98,279
Total assets	$1,351,213	$1,346,467

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$18,270	$19,515
Accrued liabilities and other	102,183	80,364
Operating lease liabilities - See Note 7	24,584	—
Deferred income	17,668	16,522
Deferred income taxes	81,015	91,056
Receivable-backed notes payable - recourse	86,820	76,674
Receivable-backed notes payable - non-recourse (in VIEs)	351,316	382,257
Lines-of-credit and notes payable	136,796	133,391
Junior subordinated debentures	71,691	71,323
Total liabilities	890,343	871,102

Commitments and Contingencies - See Note 10

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 74,445,923
shares issued and outstanding at June 30, 2019 and December 31, 2018	744	744
Additional paid-in capital	270,369	270,369
Retained earnings	137,299	158,641
Total Bluegreen Vacations Corporation shareholders' equity	408,412	429,754
Non-controlling interest	52,458	45,611
Total shareholders' equity	460,870	475,365
Total liabilities and shareholders' equity	$1,351,213	$1,346,467

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Gross sales of VOIs	$80,221	$82,027	$143,105	$146,187
Estimated uncollectible VOI notes receivable	(11,919)	(13,454)	(23,072)	(21,473)
Sales of VOIs	68,302	68,573	120,033	124,714

Fee-based sales commission revenue	55,343	60,086	100,555	105,940
Other fee-based services revenue	30,703	30,391	60,271	58,415
Cost reimbursements	17,358	14,059	37,594	30,260
Interest income	21,875	21,118	43,883	42,240
Other income, net	1,993	710	2,082	891
Total revenue	195,574	194,937	364,418	362,460

Costs and expenses:
Cost of VOIs sold	10,572	6,789	14,420	8,601
Cost of other fee-based services	19,924	16,634	42,792	34,045
Cost reimbursements	17,358	14,059	37,594	30,260
Selling, general and administrative expenses	147,668	109,580	237,882	203,129
Interest expense	10,061	8,495	19,567	16,262
Total costs and expenses	205,583	155,557	352,255	292,297

(Loss) income before non-controlling interest
and (benefit) provision for income taxes	(10,009)	39,380	12,163	70,163
(Benefit) provision for income taxes	(3,957)	9,353	1,346	16,554
Net (loss) income	(6,052)	30,027	10,817	53,609
Less: Net income attributable to non-controlling interest	5,131	3,317	6,847	5,924
Net (loss) income attributable to Bluegreen
Vacations Corporation shareholders	$(11,183)	$26,710	$3,970	$47,685

Comprehensive (loss) income attributable to
Bluegreen Vacations Corporation
shareholders	$(11,183)	$26,710	$3,970	$47,685

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(Loss) Earnings per share attributable to Bluegreen Vacations Corporation shareholders - Basic and diluted	$(0.15)	$0.36	$0.05	$0.64

Weighted average number of common shares outstanding:
Basic and diluted	74,446	74,734	74,446	74,734

Cash dividends declared per share	$0.17	$0.15	$0.34	$0.30

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,445,923	Balance at December 31, 2018	$475,365	$744	$270,369	$158,641	$45,611
—	Net income	16,869	—	—	15,153	1,716
—	Dividends to shareholders	(12,655)	—	—	(12,655)	—
74,445,923	Balance at March 31, 2019	479,579	744	270,369	161,139	47,327
—	Net loss	(6,052)	—	—	(11,183)	5,131
—	Dividends to shareholders	(12,657)	—	—	(12,657)	—
74,445,923	Balance at June 30, 2019	$460,870	$744	$270,369	$137,299	$52,458

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,734,455	Balance at December 31, 2017	$433,654	$747	$274,366	$115,520	$43,021
—	Net income	23,582	—	—	20,975	2,607
—	Dividends to shareholders	(11,210)	—	—	(11,210)	—
74,734,455	Balance at March 31, 2018	446,026	747	274,366	125,285	45,628
—	Net income	30,027	—	—	26,710	3,317
—	Dividends to shareholders	(11,210)	—	—	(11,210)	—
74,734,455	Balance at June 30, 2018	$464,843	$747	$274,366	$140,785	$48,945

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net income	$10,817	$53,609
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	9,056	7,597
Gain on disposal of property and equipment	(1,945)	—
Provision for loan losses	23,055	21,447
(Benefit) provision for deferred income taxes	(10,041)	2,215
Changes in operating assets and liabilities:
Notes receivable	(24,742)	(24,236)
Prepaid expenses and other assets	(11,674)	(16,122)
Inventory	(8,071)	(25,770)
Accounts payable, accrued liabilities and other, and
deferred income	25,157	4,475
Net cash provided by operating activities	11,612	23,215

Investing activities:
Purchases of property and equipment	(14,516)	(15,105)
Proceeds from sale of property and equipment	1,820	—
Net cash used in investing activities	(12,696)	(15,105)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	45,095	73,706
Payments on borrowings collateralized by notes receivable	(66,769)	(68,531)
Proceeds from borrowings collateralized
by line-of-credit facilities and notes payable	20,386	50,042
Payments under line-of-credit facilities and notes payable	(17,407)	(24,671)
Payments of debt issuance costs	(132)	(187)
Dividends paid	(25,312)	(22,420)
Net cash (used in) provided by financing activities	(44,139)	7,939
Net (decrease) increase in cash and cash equivalents
and restricted cash	(45,223)	16,049
Cash, cash equivalents and restricted cash at beginning of period	273,134	243,349
Cash, cash equivalents and restricted cash at end of period	$227,911	$259,398

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended
	June 30,
	2019	2018

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$16,871	$14,250
Income taxes paid	$14,357	$14,618

Supplemental schedule of non-cash investing and financing activities:
Acquisition of inventory, property, and equipment for notes payable	$—	$24,258

See accompanying Notes to Consolidated Financial Statements - Unaudited

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

In our opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other future interim or annual periods. The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on March 8, 2019.

Our Business

We are a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). We market, sell and manage VOIs in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through our points-based system, the approximately 217,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to approximately 11,300 other hotels and resorts through partnerships and exchange networks. The resorts in which we market, sell or manage VOIs were either developed or acquired by us, or were developed and are owned by third parties. We earn fees for providing sales and marketing services to third party developers. We also earn fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, we provide financing to qualified VOI purchasers, which generates significant interest income.

We derive a significant portion of our revenue from our capital-light business model, which utilizes our expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Our capital-light business activities include sales of VOIs owned by third-party developers pursuant to which we are paid a commission (“fee-based sales”) and sales of VOIs that we purchase under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition, as described above, we provide other fee-based services, including resort management, mortgage servicing, title services and construction management, and generate income through financing provided to qualified VOI purchasers in connection with VOI sales.

Principles of Consolidation and Basis of Presentation

Our unaudited consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, including Bluegreen/Big Cedar Vacations, LLC (a joint venture in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and our majority voting control of its management committee, (“Bluegreen/Big Cedar Vacations”), and variable interest entities (sometimes referred to herein as “VIEs”) of which we are the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations (Topic 810). We do not consolidate the statutory business trusts formed by us to issue trust preferred securities as these entities represent

VIEs in which we are not the primary beneficiary. The statutory business trusts are accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Standards

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

We adopted this standard on January 1, 2019, and applied the transition guidance as of the date of adoption under the current period adjustment method.  As a result, we recognized right-of-use assets and lease liabilities associated with our leases on January 1, 2019, with no cumulative-effect adjustment to the opening balance of accumulated earnings, while the comparable prior periods in our financial statements will continue to be reported in accordance with Topic 840, including the disclosures required by Topic 840.

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

Upon adoption of the standard on January 1, 2019, we recognized an operating lease liability of $26.5 million and an operating lease asset of $25.6 million. The difference between the operating lease liability and operating lease asset primarily reflects the reclassification of accrued and prepaid straight-line rent from accrued liabilities and prepaid expenses to the operating lease assets in our consolidated balance sheet. The implementation of the standard did not have a material impact on our consolidated statements of operations or cash flows. See Note 7: Leases for additional information regarding the accounting for lease contracts.

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

In June

2016, the FASB issued ASU 2013-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses.  ASU 2016-13 also expands the disclosure requirements regarding an Entitiey’s assumptions, models, and methods for estimating the allowance for loan losses.  Further, public entities will be required to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year).  This standard will be effective In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. Further, public entities will be required to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard will be effective for us on January 1, 2020. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-13 may have on our consolidated financial statements.

3. Revenue From Contracts with Customers

We operate our business in the following two segments: (i) Sales of VOIs and financing; and (ii) Resort operations and club management. The table below sets forth our disaggregated revenue by segment from contracts with customers (dollars in thousands).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Sales of VOIs (1)	$68,302	$68,573	$120,033	$124,714
Fee-based sales commission revenue (2)	55,343	60,086	100,555	105,940
Resort and club management revenue (2)	25,603	25,562	51,039	49,514
Cost reimbursements (2)	17,358	14,059	37,594	30,260
Title fees (1)	3,040	3,175	5,768	5,863
Other revenue (2)	2,060	1,654	3,464	3,038
Revenue from customers	171,706	173,109	318,453	319,329
Interest income (1)	21,875	21,118	43,883	42,240
Other income, net	1,993	710	2,082	891
Total revenue	$195,574	$194,937	$364,418	$362,460

(1) Included in our sales of VOIs and financing segment described in Note 13: Segment Reporting.

(2) Included in our resort operations and club management segment described in Note 13: Segment Reporting.

Please refer to Note 13: Segment Reporting for additional information related to our segments.

4.  Notes Receivable

The table below provides information relating to our notes receivable and our allowance for loan losses as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	As of
	June 30,	December 31,
	2019	2018
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$169,531	$124,642
VOI notes receivable - securitized	404,147	447,850
	573,678	572,492
Allowance for loan losses - non-securitized	(37,381)	(28,258)
Allowance for loan losses - securitized	(96,105)	(105,875)
VOI notes receivable, net	$440,192	$438,359
Allowance as a % of VOI notes receivable	23%	23%

Notes receivable secured by homesites: (1)
Homesite notes receivable	736	898
Allowance for loan losses	(74)	(90)
Homesite notes receivable, net	$662	$808
Allowance as a % of homesite notes receivable	10%	10%
Total notes receivable:
Gross notes receivable	$574,414	$573,390
Allowance for loan losses	(133,560)	(134,223)
Notes receivable, net	$440,854	$439,167
Allowance as a % of gross notes receivable	23%	23%

(1)	Notes receivable secured by homesites were originated through a business, substantially all the assets of which were sold by us in 2012.

The weighted-average interest rate charged on our notes receivable was 15.0% and 15.1% at June 30, 2019 and December 31, 2018, respectively.  All of our VOI loans bear interest at fixed rates.  The weighted-average interest rate charged on our notes receivable secured by VOIs was 15.0% and 15.1% at June 30, 2019 and December 31, 2018, respectively.  Our VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Allowance for Loan Losses

The activity in our allowance for loan losses (including with respect to our homesite notes receivable) was as follows (in thousands):

	For the Six Months Ended
	June 30,
	2019	2018
Balance, beginning of period	$134,223	$123,791
Provision for loan losses	23,055	21,447
Less: Write-offs of uncollectible receivables	(23,718)	(21,633)
Balance, end of period	$133,560	$123,605

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

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination, was as follows:

	As of
	June 30,	December 31,
	2019	2018
FICO Score
700+	58.00%	57.00%
600-699	39.00	39.00
<600	2.00	3.00
No Score (1)	1.00	1.00
Total	100.00%	100.00%

(1)	VOI notes receivable attributable to borrowers without a FICO score are primarily related to foreign borrowers.

The following table shows the delinquency status of our VOI notes receivable (in thousands):

	As of
	June 30,	December 31,
	2019	2018
Current	$541,778	$541,783
31-60 days	5,689	5,783
61-90 days	5,206	4,516
Over 91 days (1)	21,005	20,410
Total	$573,678	$572,492

(1)

Includes $13.0 million and $14.3 million of VOI notes receivable as of June 30, 2019 and December 31, 2018, respectively, that as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

5.  Variable Interest Entities

We sell VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to us and are designed to provide liquidity for us and to transfer the economic risks and benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. We service the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties generally based on market conditions at the time of the securitization.

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of June 30, 2019, we were in compliance with all material terms under our securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, we analyze our variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. We base our quantitative analysis on the forecasted cash flows of the entity and our qualitative analysis on the structure of the entity, including our decision-making ability and authority with respect to the entity, and relevant financial agreements. We also use a qualitative analysis to determine if we must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, we have determined these securitization entities to be VIEs of which we are the primary beneficiary and, therefore, we consolidate the entities into our financial statements.

Under the terms of certain of our VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by us of defaulted notes for the six months ended June 30, 2019 and 2018 were $4.5 million and $3.1 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of
	June 30,	December 31,
	2019	2018

Restricted cash	$19,018	$28,400
Securitized notes receivable, net	308,042	341,975
Receivable backed notes payable - non-recourse	351,316	382,257

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6.  Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	June 30,	December 31,
	2019	2018

Completed VOI units	$267,897	$237,010
Construction-in-progress	537	26,587
Real estate held for future development	73,786	70,552
Total	$342,220	$334,149

7. Leases

We are the lessee under various operating leases for certain sales offices, call centers, office space, equipment and vehicles. Some leases include one or more options to renew, at our or the lessor’s discretion, for renewal terms of one year or more. Certain of our lease agreements include rental payments based on a percentage of sales generated at the location, and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain residual value guarantees or restrictive covenants which we believe to be material.

We recognize operating lease assets and operating lease liabilities associated with lease agreements with an initial term of greater than 12 months, while lease agreements with an initial term of 12 months or less are not recorded in our consolidated balance sheet. We generally do not include lease payments associated with renewal options, including those that are exercisable at our discretion, in the measurement of our operating lease assets and liabilities as we are not reasonably certain that such option will be exercised.  The table below sets forth information regarding our lease agreements with an initial term of greater than 12 months (dollars in thousands):

As of
June 30,
2019
Operating Lease Asset	$23,395
Operating Lease Liability	24,584
Weighted Average Lease Term (in years) (1)	4.1
Weighted Average Discount Rate (2)	5.30%

(1)	Our weighted average lease term excludes one real estate lease that expires in May 2056.
(2)

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments.  To estimate incremental borrowing rates, we consider various factors, including the rates applicable to our recently issued debt and credit facilities and prevailing financial market conditions. We use the incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date.

We generally recognize lease costs associated with our operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred.  The table below sets forth information regarding our lease costs which are reflected in selling, general and administrative expenses in our consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2019 (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2019	2019
Fixed rental costs	$1,772	$3,894
Short-term lease cost	1,132	2,302
Variable lease cost	649	1,248
Total operating lease costs	$3,553	$7,444

The table below sets forth information regarding the maturity of our operating lease liabilities (in thousands):

As of June 30,	Operating Leases
2019	$6,433
2020	5,550
2021	4,421
2022	4,063
2023	2,175
After 2023	12,121
Total lease payments	$34,763
Less: Interest	10,179
Present value of operating lease liabilities	$24,584

Upon the adoption of the new lease accounting standard on January 1, 2019 (as described in Note 2 above), we recognized an operating lease liability of $26.5 million and an operating lease asset of $25.6 million. The difference between the operating lease liability and operating lease asset primarily reflects the reclassification of accrued and prepaid straight-line rent from accrued liabilities and prepaid expenses to the operating lease assets in our consolidated balance sheet. The operating lease payments set forth in the table above exclude $0.5 million of minimum lease payments under lease agreements executed but not yet commenced as of June 30, 2019, as we have not received possession of the leased property.  Included in our statement of cash flows under operating activities for the six months ended June 30, 2019 was $3.4 million of cash paid for amounts included in the measurement of lease liabilities. During the six months ended June 30, 2019, we obtained $1.1 million of right-of-use assets in exchange for new operating lease liabilities.

8.  Debt

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders.  Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of June 30, 2019 and December 31, 2018, was as follows (dollars in thousands):

	As of
	June 30, 2019			December 31, 2018
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

2013 Notes Payable	$16,875	5.50%	21,106	$28,125	5.50%	$22,878
Fifth Third Bank Note Payable	3,711	5.44%	7,802	3,834	5.34%	7,892
NBA Éilan Loan	20,893	5.69%	30,880	25,603	5.60%	35,615
Fifth Third Syndicated LOC	75,000	5.11%	101,038	55,000	5.27%	92,415
Fifth Third Syndicated Term	21,562	5.08%	29,049	22,500	5.37%	27,724
Unamortized debt issuance costs	(1,245)	—	—	(1,671)	—	—
Total	$136,796		$189,875	$133,391		$186,524

There were no new debt issuances or significant changes related to the above listed lines-of-credit or notes payable during the six ended months June 30, 2019. See Note 9 to our Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K for additional information regarding the lines-of-credit and notes payable.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of
	June 30, 2019			December 31, 2018
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility	$27,708	5.50%	$34,152	$17,654	5.25%	$22,062
NBA Receivables Facility	39,698	5.18%	48,487	48,414	5.27%	57,805
Pacific Western Facility	19,414	5.34%	24,144	10,606	5.52%	13,730
Total	86,820		106,783	76,674		93,597

Receivable-backed notes payable - non-recourse:
KeyBank/DZ Purchase Facility	$14,436	5.16%	$17,641	$—	---	$—
Quorum Purchase Facility	38,112	4.75-5.50%	43,024	40,074	4.75-5.50%	45,283
2012 Term Securitization	11,431	2.94%	13,229	15,212	2.94%	16,866
2013 Term Securitization	22,308	3.20%	24,494	27,573	3.20%	29,351
2015 Term Securitization	37,109	3.02%	40,428	44,230	3.02%	47,690
2016 Term Securitization	56,672	3.35%	63,830	63,982	3.35%	72,590
2017 Term Securitization	74,396	3.12%	85,322	83,513	3.12%	95,877
2018 Term Securitization	102,779	4.02%	116,172	114,480	4.02%	125,916
Unamortized debt issuance costs	(5,927)	---	—	(6,807)	---	—
Total	351,316		404,140	382,257		433,573
Total receivable-backed debt	$438,136		$510,923	$458,931		$527,170

There were no new debt issuances or significant changes related to the above listed facilities during the six  months ended June 30, 2019.  See Note 9 to our Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities.

Junior Subordinated Debentures

Financial data relating to our junior subordinated debentures was as follows (dollars in thousands):

Trust	Carrying Value as of June 30, 2019 (1)	Initial Equity In Trust (2)	Issue Date	Interest Rate	Interest Rate at June 30, 2019	Maturity Date	Carrying Value as of December 31, 2018 (1)

BST I	$14,977	$355	3/15/2005	3-month LIBOR + 4.90%	7.49%	3/30/2035	$14,900
BST II	16,773	401	5/4/2005	3-month LIBOR + 4.85%	7.43%	7/30/2035	16,688
BST III	6,788	164	5/10/2005	3-month LIBOR + 4.85%	7.43%	7/30/2035	6,755
BST IV	9,985	237	4/24/2006	3-month LIBOR + 4.85%	7.44%	6/30/2036	9,933
BST V	9,985	237	7/21/2006	3-month LIBOR + 4.85%	7.44%	9/30/2036	9,933
BST VI	13,183	311	2/26/2007	3-month LIBOR + 4.80%	7.38%	4/30/2037	13,114
	$71,691	$1,705					$71,323

(1)	Amounts include purchase accounting adjustments which reduced the total carrying value by $39.1 million and $39.5 million as of June 30, 2019 and December 31, 2018, respectively.
(2)	Initial Equity in Trust is recorded as part of other assets in the unaudited Consolidated Balance Sheets.

As of June 30, 2019, we were in compliance with all financial debt covenants under our debt instruments, as amended. As of June 30, 2019, we had availability of approximately $150.6 million under our receivable-backed purchase and credit facilities and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$180,166	$180,166	$219,408	$219,408
Restricted cash	47,745	47,745	53,726	53,726
Notes receivable, net	440,854	575,000	439,167	537,000
Lines-of-credit, notes payable, and receivable-
backed notes payable	574,932	598,700	592,322	596,900
Junior subordinated debentures	71,691	90,500	71,323	87,000

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

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in the unaudited consolidated balance sheets for our lines of credit, notes payable, and receivable-backed notes payable approximate fair value for indebtedness that provides for variable interest rates.  The fair value of our fixed-rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt.  These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

Junior subordinated debentures. The fair value of our junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

10.  Commitments and Contingencies

We, indirectly through Bluegreen Vacations Unlimited (“BVU”), our wholly-owned subsidiary, have an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As previously disclosed, in March 2019, we received a notice from Bass Pro stating that Bass Pro intended to cancel our access to the Bass Pro marketing channels and advertising materials as of 30 days from the date of the notice unless we cured certain alleged breaches to Bass Pro’s satisfaction. The alleged breaches cited in the notice included those previously disclosed by us, and specifically Bass Pro’s belief that the amounts paid to it as VOI sales commissions under the marketing agreement should not have been adjusted for certain purchaser defaults, breaches regarding the calculation of commissions and other amounts payable under the marketing agreement and other related agreements, including reimbursements paid to us, as well as matters regarding the operations at Bluegreen/Big Cedar Vacations. In addition, the notice referenced a breach Bass Pro alleged in 2014 regarding customer service. We sent a response to Bass Pro with respect to each of these issues prior to the expiration of the cure period.

On April 17, 2019, Bass Pro and its affiliates brought an action against BVU, alleging that BVU failed to pay certain commissions due it under the parties’ marketing agreement, improperly charged a tour generation fee and that its conduct in the Bass Pro retail stores breached its contractual commitments.  Bass Pro sought damages plus interest and attorneys’ fees, and such additional relief as the court determines.

On May 24, 2019, we received notice from Bass Pro and its affiliates that it was terminating the marketing agreement based on the failure to cure the alleged breaches and we were removed from all Bass Pro retail stores. Subsequently BVU filed a counter claim against Bass Pro and Big Cedar LLC.

On June 13, 2019, we entered into a settlement agreement which resolved the action filed by Bass Pro and reinstated and amended the marketing agreement. Pursuant to the terms of the settlement agreement, Bass Pro agreed to reinstate BVU’s access to Bass Pro’s marketing channels, including Bass Pro and Cabela’s retail stores. Additionally, with no admission of any wrongdoing, we paid Bass Pro $20 million within 15 days after the execution of the settlement agreement; we agreed to pay Bass Pro $4 million on each January 1 from 2020 through 2024; and we agreed that Bass Pro would keep the remaining $1.5 million of an amount prepaid to them earlier in 2019 under the marketing agreement. Additionally, in lieu of the previous commission arrangement, we agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that BVU accesses (excluding retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar Feeder Stores”) plus $32 per net vacation package sold (less cancellations and refunds within 45 days of sale), excluding sales at Bluegreen/Big Cedar Feeder Stores. We also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. The fixed annual fee will be prorated for the remainder of 2019. Subject to the terms and conditions of the settlement agreement, we will generally be required to pay the fixed annual fee with respect to at least 60 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021.  Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the settlement agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. The parties executed mutual waivers and releases and agreed to the dismissal of the litigation.  We accrued for the net present value of the above amounts, plus attorney costs, totaling approximately $39.1 million, which is reflected in selling, general, and administrative expenses in our unaudited consolidated statement of operations for the three and six months ended June 30, 2019.  As such, as of June 30, 2019, $17.3 million remained accrued for the remaining payments required by the settlement agreement, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of June 30, 2019.

As of June 30, 2019, Bluegreen sold vacation packages in 67 of Bass Pro’s retail stores.  During the six months ended June 30, 2019 and 2018, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 10% and 14%, respectively, of our VOI sales volume.

In December 2018, we entered into an agreement with another executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling approximately $2.0 million through December 2019, $0.7 million of which remained payable as of June 30, 2019.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the six months ended June 30, 2019 and 2018, we made payments related to such subsidies of $4.8 million and $0.6 million, respectively.  As of June 30, 2019, we had $7.1 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2018, we had no accrued liabilities for such subsidies.

In the ordinary course of business, we become subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or our other business activities.  We are also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold by us during May 2012.  Additionally, from time to time in the ordinary course of business, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties, and we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. We take these matters seriously and attempt to resolve any such issues as they arise.

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

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against BVU and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also sought damages in the amount of the unpaid compensation owed to the plaintiffs. The court granted preliminary approval of class action in September 2017 to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. In February 2019, the parties agreed to settle the matter for an immaterial amount. The court approved the settlement and dismissed the case with prejudice on May 9, 2019.

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

On February 28, 2018, Oscar Hernandez and Estella Michael filed a purported class action litigation in San Bernardino Superior Court against BVU.  The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs seek to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014.  An initial case management conference was held and discovery was stayed pending completion of mediation.  In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are executed.

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

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who, within the four years prior to the filing of the complaint, received similar calls from or on behalf of BVU without the person’s consent.  Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA.

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

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 8.0% in 2019. We also estimate that approximately 16.0% of the total delinquencies on our VOI notes receivable as of June 30, 2019 related to VOI notes receivable subject to this issue. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, we and BVU filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, we alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about us and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. We believe the consumers are paying fees to the TPEs in exchange for illusory services. We have asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims.  During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. The bankruptcy judge has appointed an independent trustee to handle the estate of the debtors and we have been in discussions with the bankruptcy trustee about a possible settlement.  We intend to assert all of our legal rights in the bankruptcy case.

11.  Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015 for federal returns and 2013 for state returns.

Our effective income tax rate was approximately 25% and 26% during the six months ended June 30, 2019 and 2018, respectively.  Effective income tax rates for interim periods are based upon our current estimated annual rate.  Our effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate.

Certain of our state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

We are party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BBX Capital Corporation (“BBX Capital”), which owns approximately 90% of our outstanding common stock, and BBX Capital’s other subsidiaries pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns.  Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  Pursuant to this agreement, we paid BBX Capital or its affiliated entities $10.7 million and $9.9 million during the three months ended June 30, 2019 and 2018, respectively, and $13.0 million and $13.8 million during the six months ended June 30, 2019 and 2018, respectively, pursuant to this agreement.

As of June 30, 2019, we did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

12.  Related Party Transactions

As described above, BBX Capital owns approximately 90% of our outstanding common stock. BBX Capital may be deemed to be controlled by Alan B. Levan, Chairman of BBX Capital, and John E. Abdo, Vice Chairman of BBX Capital. Together, Messrs. Levan and Abdo may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 78% of BBX Capital’s total voting power. Mr. Levan and Mr. Abdo serve as our Chairman and Vice Chairman, respectively.

In April 2015, pursuant to a Loan Agreement and Promissory Note, our wholly owned subsidiary provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bear interest at 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us or our subsidiaries to remain in compliance with covenants under outstanding indebtedness. During each of the three months ended June 30, 2019 and 2018, we recognized $1.2 million of interest income on the loan to BBX Capital. During each of the six months ended June 30, 2019 and 2018, we recognized $2.4 million of interest income on the loan to BBX Capital.

We paid or reimbursed BBX Capital or its affiliated entities $0.5 million and $0.9 million during the three and six months ended June 30, 2019, respectively, and $0.3 and $0.6 million during the three and six months ended June 30, 2018, respectively, for management advisory, risk management, administrative and other services. We had accrued $0.2 million and $0.1 million for the services described above as of June 30, 2019 and December 31, 2018, respectively.  BBX Capital or its affiliates paid or reimbursed us $0.1 million during the three and six months ended June 30, 2019 and $0.2 million and $0.3 million during the three and six months ended June 30, 2018, respectively, for other shared services.  As of June 30, 2019, $0.2 million was due to us from BBX Capital for these services.

On March 4, 2019, BBX Capital announced its intention to take us private through a short-form merger under Florida law pursuant to which BBX Capital would have acquired all of the outstanding shares of our common stock not owned by it for $16.00 per share in cash. Under Florida law, BBX Capital had the right to terminate the merger at any time before it became effective.  On May 22, 2019, BBX Capital notified us and issued a press release announcing that it had made a determination not to proceed with the merger.

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

The table below sets forth our segment information for the three months ended June 30, 2019 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$68,302	$—	$—	$—	$68,302
Fee-based sales commission revenue	55,343	—	—	—	55,343
Other fee-based services revenue	3,040	27,663	—	—	30,703
Cost reimbursements	—	17,358	—	—	17,358
Mortgage servicing revenue	1,544	—	—	(1,544)	—
Interest income	19,925	—	1,950	—	21,875
Other income, net	—	—	1,993	—	1,993
Total revenue	148,154	45,021	3,943	(1,544)	195,574

Costs and expenses:

Cost of VOIs sold	10,572	—	—	—	10,572
Net carrying cost of VOI inventory	5,288	—	—	(5,288)	—
Cost of other fee-based services	1,099	13,537	—	5,288	19,924
Cost reimbursements	—	17,358	—	—	17,358
Selling, general and administrative expenses	129,409	—	18,629	(370)	147,668
Mortgage servicing expense	1,174	—	—	(1,174)	—
Interest expense	5,070	—	4,991	—	10,061
Total costs and expenses	152,612	30,895	23,620	(1,544)	205,583
Income (loss) before non-controlling interest and (benefit) provision for income taxes	$(4,458)	$14,126	$(19,677)	$—	$(10,009)

Add: Depreciation and amortization	1,534	364
Add: Bass Pro Settlement (1)	39,121	—
Segment Adjusted EBITDA (2)	$36,197	$14,490

(1)	See Note 10: Commitments and Contingencies for additional information regarding this matter.
(2)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the three months ended June 30, 2018 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$68,573	$—	$—	$—	$68,573
Fee-based sales commission revenue	60,086	—	—	—	60,086
Other fee-based services revenue	3,175	27,216	—	—	30,391
Cost reimbursements	—	14,059	—	—	14,059
Mortgage servicing revenue	1,471	—	—	(1,471)	—
Interest income	19,658	—	1,460	—	21,118
Other income, net	—	—	710	—	710
Total revenue	152,963	41,275	2,170	(1,471)	194,937

Costs and expenses:

Cost of VOIs sold	6,789	—	—	—	6,789
Net carrying cost of VOI inventory	1,650	—	—	(1,650)	—
Cost of other fee-based services	1,115	13,869	—	1,650	16,634
Cost reimbursements	—	14,059	—	—	14,059
Selling, general and administrative expenses	90,834	—	18,870	(124)	109,580
Mortgage servicing expense	1,347	—	—	(1,347)	—
Interest expense	4,622	—	3,873	—	8,495
Total costs and expenses	106,357	27,928	22,743	(1,471)	155,557
Income (loss) before non-controlling interest and (benefit) provision for income taxes	$46,606	$13,347	$(20,573)	$—	$39,380

Add: Depreciation and amortization	1,649	403
Segment Adjusted EBITDA (1)	$48,255	$13,750

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the six months ended June 30, 2019 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$120,033	$—	$—	$—	$120,033
Fee-based sales commission revenue	100,555	—	—	—	100,555
Other fee-based services revenue	5,768	54,503	—	—	60,271
Cost reimbursements	—	37,594	—	—	37,594
Mortgage servicing revenue	3,034	—	—	(3,034)	—
Interest income	39,942	—	3,941	—	43,883
Other income, net	—	—	2,082	—	2,082
Total revenue	269,332	92,097	6,023	(3,034)	364,418

Costs and expenses:

Cost of VOIs sold	14,420	—	—	—	14,420
Net carrying cost of VOI inventory	12,976	—	—	(12,976)	—
Cost of other fee-based services	2,309	27,507	—	12,976	42,792
Cost reimbursements	—	37,594	—	—	37,594
Selling, general and administrative expenses	201,605	—	36,757	(480)	237,882
Mortgage servicing expense	2,554	—	—	(2,554)	—
Interest expense	10,332	—	9,235	—	19,567
Total costs and expenses	244,196	65,101	45,992	(3,034)	352,255
Income (loss) before non-controlling interest and (benefit) provision for income taxes	$25,136	$26,996	$(39,969)	$—	$12,163

Add: Depreciation and amortization	3,070	730
Add: Bass Pro Settlement (1)	39,121
Segment Adjusted EBITDA (2)	$67,327	$27,726

(1)	See Note 10: Commitments and Contingencies for additional information regarding this matter.
(2)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the six months ended June 30, 2018 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$124,714	$—	$—	$—	$124,714
Fee-based sales commission revenue	105,940	—	—	—	105,940
Other fee-based services revenue	5,863	52,552	—	—	58,415
Cost reimbursements	—	30,260	—	—	30,260
Mortgage servicing revenue	2,916	—	—	(2,916)	—
Interest income	39,272	—	2,968	—	42,240
Other income, net	—	—	891	—	891
Total revenue	278,705	82,812	3,859	(2,916)	362,460

Costs and expenses:

Cost of VOIs sold	8,601	—	—	—	8,601
Net carrying cost of VOI inventory	4,167	—	—	(4,167)	—
Cost of other fee-based services	2,357	27,521	—	4,167	34,045
Cost reimbursements	—	30,260	—	—	30,260
Selling, general and administrative expenses	162,650	—	40,462	17	203,129
Mortgage servicing expense	2,933	—	—	(2,933)	—
Interest expense	9,332	—	6,930	—	16,262
Total costs and expenses	190,040	57,781	47,392	(2,916)	292,297
Income (loss) before non-controlling interest and (benefit) provision for income taxes	$88,665	$25,031	$(43,533)	$—	$70,163

Add: Depreciation and amortization	3,316	798
Segment Adjusted EBITDA (1)	$91,981	$25,829

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

Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to our future financial performance, our business prospects, strategy and relationships, anticipated financial position, liquidity and capital needs and other similar matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others:

•	adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•	adverse changes to, expirations or terminations of, or interruptions in, business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances;

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

•	changes in our senior management;

•	our ability to comply with regulations applicable to the vacation ownership industry and the costs of compliance efforts or a failure to comply;

•	our ability to successfully implement our growth strategy or maintain or expand our capital light business relationships or activities;

•	our ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives;

•	risks associated with, and the impact of, regulatory examinations or audits of our operations, and the costs associated with regulatory compliance;

•	our customers’ compliance with their payment obligations under financing provided by us, and the impact of defaults on our operating results and liquidity position;

•	the ratings of third-party rating agencies, including the impact of any downgrade on our ability to obtain, renew or extend credit facilities, or otherwise raise funds;

•

changes in our business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact our revenue, operating results and financial condition, and such expenses as well as our investments, including investments in new and expanded sales offices, may not achieve the desired results;

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

•	audits of our or our subsidiaries’ tax returns, including that they may result in the imposition of additional taxes;

•	environmental liabilities, including claims with respect to mold or hazardous or toxic substances, and their impact on our financial condition and operating results;

•	our ability to maintain the integrity of internal or customer data, the failure of which could result in damage to our reputation and/or subject us to costs, fines or lawsuits;

•	risks related to potential business expansions that we may pursue, including any such expansion may involve significant costs and the incurrence of significant indebtedness and may not be successful;

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

New Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to us.

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 217,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to approximately 11,300 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships which drive sales within our core demographic.

VOI Sales and Financing

Our primary business is the marketing and sale of deeded VOIs, developed either by us or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at approximately 11,300 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, we began selling VOIs on behalf of third-party developers and have successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a balanced mix of developed and capital-light inventory. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales has resulted in recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. In conjunction with our VOI sales, we also generate interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of June 30, 2019, the weighted-average interest rate on our VOI notes receivable was 15.0%. In addition, we earn fees for various other services, including title and escrow services in connection with the closing of VOI sales, and we generate fees for mortgage servicing.

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

Principal Components of Expenses

Cost of VOIs Sold. Represents the cost at which our owned VOIs sold during the period were relieved from inventory. In addition to inventory from our VOI business, our owned VOIs also include those that were acquired by us under JIT and secondary market arrangements. Compared to the cost of our developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales, while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales will typically be favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired or actual defaults and equity trades are higher and the resulting change in estimate is recognized. While we believe that there is additional inventory that we can obtain through the secondary market at favorable prices in the future, there is no assurance that such inventory will be available as expected.

Net Carrying Cost of VOI Inventory.  Represents the maintenance fees and developer subsidies for unsold VOI inventory paid or accrued to the HOAs that maintain the resorts. We attempt to offset this expense, to the extent possible, by generating revenue from renting our unsold VOIs and through utilizing them in our sampler programs. We net such revenue from this expense item.

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

Average Sales Volume Per Guest (“VPG”).  Represents the sales attributable to each guest tour at our sales locations and is calculated by dividing sales of VOIs by guest tours. We consider VPG to be an important operating measure because it measures the effectiveness of our sales process, combining the average transaction price with the sale-to-tour conversion ratio.

Adjusted EBITDA.  We define Adjusted EBITDA as earnings, or net income (loss), before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes, loss (gain) on assets held for sale, depreciation and amortization, amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which we own a 51% interest), and items that we believe are not representative of ongoing operating results. Accordingly, amounts paid, accrued or incurred in connection with Bass Pro settlement in June 2019 were excluded in the computation of Adjusted EBITDA. For purposes of the Adjusted EBITDA calculation, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the operations of our business.

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

Results of Operations

Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018:

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Adjusted EBITDA - sales of VOIs and financing	$36,197	$48,255	$67,327	$91,981
Adjusted EBITDA - resort operations and club management	14,490	13,750	27,726	25,829
Total Segment Adjusted EBITDA	50,687	62,005	95,053	117,810
Less: corporate and other	(22,029)	(20,107)	(40,196)	(42,634)
Total Adjusted EBITDA	$28,658	$41,898	$54,857	$75,176

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net (loss) income attributable to shareholders	$(11,183)	$26,710	$3,970	$47,685
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	5,131	3,317	6,847	5,924
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(5,193)	(3,292)	(6,974)	(5,884)
(Gain) loss on assets held for sale	(1,989)	11	(1,980)	(9)
Add: depreciation and amortization	3,504	2,989	6,870	5,917
Less: interest income (other than interest earned on VOI notes receivable)	(1,792)	(1,381)	(3,638)	(2,816)
Add: interest expense - corporate and other	4,991	3,873	9,235	6,930
Add: franchise taxes	25	43	60	124
Add: (benefit) provision for income taxes	(3,957)	9,353	1,346	16,554
Add: corporate realignment cost	—	275	—	751
Add: Bass Pro settlement	39,121	—	39,121	—
Total Adjusted EBITDA	$28,658	$41,898	$54,857	$75,176

The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Gross sales of VOIs	$80,221	$82,027	$143,105	$146,187
Add: Fee-Based sales	83,352	89,934	150,146	158,618
System-wide sales of VOIs	$163,573	$171,961	$293,251	$304,805

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2019	2018	2019	2018
Other Financial Data:
(in thousands)
System-wide sales of VOIs	$163,573	$171,961	$293,251	$304,805
Total Adjusted EBITDA	$28,658	$41,898	$54,857	$75,176
Adjusted EBITDA - sales of VOIs and financing	$36,197	$48,255	$67,327	$91,981
Adjusted EBITDA - resort operations
and club management	$14,490	$13,750	$27,726	$25,829
Number of Bluegreen Vacation Club /
Vacation Club Associate resorts
at period end	69	69	69	69
Total number of sale transactions	10,674	11,235	18,917	20,004
Average sales volume per guest	$2,528	$2,646	$2,603	$2,653

For the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

Sales of VOIs and Financing

	For the Three Months Ended June 30,
	2019		2018
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$99,271	61%	$80,715	47%
Secondary Market sales	53,337	33	55,258	32
Fee-Based sales	83,352	51	89,934	52
JIT sales	2,418	1	15,314	9
Less: Equity trade allowances (6)	(74,805)	(46)	(69,260)	(40)
System-wide sales of VOIs	163,573	100%	171,961	100%
Less: Fee-Based sales	(83,352)	(51)	(89,934)	(52)
Gross sales of VOIs	80,221	49	82,027	48
Provision for loan losses (2)	(11,919)	(15)	(13,454)	(16)
Sales of VOIs	68,302	42	68,573	40
Cost of VOIs sold (3)	(10,572)	(15)	(6,789)	(10)
Gross profit (3)	57,730	85	61,784	90
Fee-Based sales commission revenue (4)	55,343	66	60,086	67
Financing revenue, net of financing expense	15,225	9	15,160	9
Other fee-based services - title operations, net	1,941	1	2,060	1
Net carrying cost of VOI inventory	(5,288)	(3)	(1,650)	(1)
Selling and marketing expenses	(83,001)	(51)	(83,323)	(48)
General and administrative expenses - sales and marketing	(46,408)	(28)	(7,511)	(4)
Operating profit - sales of VOIs and financing	(4,458)	-3%	46,606	27%
Add: Depreciation and amortization	1,534		1,649
Add: Bass Pro Settlement	39,121		—
Adjusted EBITDA - sales of VOI and financing	$36,197		$48,255

(1)	Developed VOI sales represent sales of VOIs acquired or developed by us as part of our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

	For the Six Months Ended June 30,
	2019		2018
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$167,424	57%	$128,246	42%
Secondary Market sales	112,490	38	131,547	43
Fee-Based sales	150,146	51	158,618	52
JIT sales	4,652	2	18,683	6
Less: Equity trade allowances (6)	(141,461)	(48)	(132,289)	(43)
System-wide sales of VOIs	293,251	100%	304,805	100%
Less: Fee-Based sales	(150,146)	(51)	(158,618)	(52)
Gross sales of VOIs	143,105	49	146,187	48
Provision for loan losses (2)	(23,072)	(16)	(21,473)	(15)
Sales of VOIs	120,033	41	124,714	41
Cost of VOIs sold (3)	(14,420)	(12)	(8,601)	(7)
Gross profit (3)	105,613	88	116,113	93
Fee-Based sales commission revenue (4)	100,555	67	105,940	67
Financing revenue, net of financing expense	30,090	10	29,923	10
Other fee-based services - title operations, net	3,459	1	3,506	1
Net carrying cost of VOI inventory	(12,976)	(4)	(4,167)	(1)
Selling and marketing expenses	(148,223)	(51)	(149,006)	(49)
General and administrative expenses - sales and marketing	(53,382)	(18)	(13,644)	(4)
Operating profit - sales of VOIs and financing	25,136	9%	88,665	29%
Add: Depreciation and amortization	3,070		3,316
Add: Bass Pro Settlement	39,121		—
Adjusted EBITDA - sales of VOIs and financing	$67,327		$91,981

(1)	Developed VOI sales represent sales of VOIs acquired or developed by us as part of our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs.  Sales of VOIs were $68.3 million and $120.0 million during the three and six months ended June 30, 2019, respectively, and $68.6 million and $124.7 million during the three and six months ended June 30, 2018, respectively. Sales of VOIs are impacted by the factors described below in system-wide sales of VOIs. Gross sales of VOIs were reduced by $11.9 million and $23.1 million during the three and six months ended June 30, 2019, respectively, and $13.5 million and $21.5 million during the three and six months ended June 30, 2018, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing loans. Our provision for loan losses as a percentage of gross sales of VOIs was 15% and 16% during the three and six months ended June 30, 2019, respectively, and 16% and 15% for the three and six months ended June 30, 2018, respectively.  The percentage of our sales which were realized in cash within 30 days from sale was approximately 44% during both the three months ended June 30, 2019 and June 30, 2018, and 44% during the six months ended June 30, 2019 as compared to 43% during the six months ended June 30, 2018.  The increase in the provision for loan losses for the six months ended June 30, 2019 was primarily due to prepayments (including equity trades) on prior years’ originations in excess of previous estimates during the 2018 period. Although we have seen a stabilization and slight decrease in our default rates during the 2019 period, we have seen defaults increase in recent years which we believe is due in large  part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See Note 10: Commitments and Contingencies to our consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions taken by us in connection therewith. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended June 30,
	2019	2018

Average annual default rates	8.14%	8.43%

	As of June 30,
	2019	2018

Delinquency rates	3.20%	2.53%

System-wide sales of VOIs.   System-wide sales of VOIs were $163.6 million and $293.3 million during the three and six months ended June 30, 2019, respectively, and $172.0 million and $304.8 million during the three and six months ended June 30, 2018, respectively. We believe the decreases were primarily due to reduced sale-to-tour conversion ratios during both periods due in part to disruptions in staffing and otherwise at certain of our sales offices related to the issues with Bass Pro which were resolved when the parties entered into a settlement agreement in June 2019 (See Note 10: Commitments and Contingencies for additional information regarding this matter).  In addition, our guest tours decreased 1% and 2% during the three and six months ended June 30, 2019.

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

The following table sets forth certain information for system-wide sales of VOIs for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change

Number of sales offices at period-end	26	24	8	26	24	8
Number of active sales arrangements with third-party clients at period-end	15	14	7	15	14	7
Total number of VOI sales transactions	10,674	11,235	(5)	18,917	20,004	(5)
Average sales price per transaction	$15,432	$15,442	—	$15,591	$15,351	2
Number of total guest tours	65,167	65,570	(1)	113,305	115,767	(2)
Sale-to-tour conversion ratio– total marketing guests	16.4%	17.1%	(4)	16.7%	17.3%	(3)
Number of new guest tours	40,473	41,628	(3)	68,537	71,507	(4)
Sale-to-tour conversion ratio– new marketing guests	13.6%	14.8%	(8)	13.7%	14.8%	(7)
Percentage of sales to existing owners	53.0%	49.0%	8	54.7%	51.2%	7
Average sales volume per guest	$2,528	$2,646	(4)	$2,603	$2,653	(2)

Cost of VOIs Sold.  During the three months ended June 30, 2019 and 2018, cost of VOIs sold was $10.6 million and $6.8 million, respectively, and represented 15% and 10%, respectively, of sales of VOIs. During the six months ended June 30, 2019 and 2018, cost of VOIs sold was $14.4 million and $8.6 million, respectively, and represented 12% and 7%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized.  During the 2018 periods, our cost of sales benefited from sales of relatively lower cost VOIs as compared to the 2019  periods where sales were of relatively higher cost VOIs.

Fee-Based Sales Commission Revenue.  During the three months ended June 30, 2019 and 2018, we sold $83.4 million and $89.9 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $55.3 million and $60.1 million, respectively, in connection with those sales. During the six months ended June 30, 2019 and 2018, we sold $150.1 million and $158.6 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $100.6 million and $105.9 million, respectively, in connection with those sales. The decreases in sales of third-party developer inventory on a commission basis during the 2019 periods were due primarily to the factors described above relating to the decrease in system-wide sales of VOIs. We earned an average sales and marketing commission of 66% and 67% during the three and six months ended June 30, 2019, respectively, and 67% during both the three and six months ended June 30, 2018, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of our fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the three months ended June 30, 2019 as compared to June 30, 2018 is primarily related to the mix of developer sales at higher commission rates in the 2018 period as well as higher reserves for defaults in the 2019 period.

Financing Revenue, Net of Financing Expense — Sales of VOIs.  Interest income on VOIs notes receivable was $19.9 million and $19.7 million during the three months ended June 30, 2019 and 2018, respectively, which was partially offset by interest expense on receivable-backed debt of $5.1 million and $4.6 million, respectively. Interest income on VOIs notes receivable was $39.9 million and $39.3 million during the six months ended June 30, 2019 and 2018, respectively, which was partially offset by interest expense on receivable-backed debt of $10.3 million and $9.3 million, respectively.  The increase in finance revenue net of finance expense is a result of an increase in our VOI notes receivable portfolio, partially offset by our higher cost of borrowing and lower weighted average interest rates on VOI notes receivable in connection with the introduction of “risk-based pricing” pursuant to which purchasers’ interest rates are determined based on their FICO score at the point of sale. Revenues from mortgage servicing of $1.5 million and $3.0 million, respectively, during the three and six months ended June 30, 2019 and $1.5 million and $2.9 million during the three and six months ended June 30, 2018, respectively, are included in financing revenue, net of mortgage servicing expenses of  $1.2 million and $2.6 million during the three and six months ended June 30, 2019, respectively, and $1.3 million and $2.9 million during the three and six months ended June 30, 2018, respectively.

Other Fee-Based Services — Title Operations, net.  During the three months ended June 30, 2019 and 2018, revenue from our title operations was $3.0 million and $3.2 million, respectively, which was partially offset by expenses directly related to our title operations of $1.1 million during both periods. During the six months ended June 30, 2019 and 2018, revenue from our title operations was $5.8 million and $5.9 million, respectively, which was partially offset by expenses directly related to our title operations of $2.3 million and $2.4 million, respectively. Resort title fee revenue is recognized when escrow amounts are released and title documents are completed. Resort title fee revenue varies based on sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located.

Net Carrying Cost of VOI Inventory. The carrying cost of our VOI inventory was $8.1 million and $7.2 million during the three months ended June 30, 2019 and 2018, respectively, which was partially offset by rental and sampler revenues of $2.8 million and $5.5 million, respectively. The carrying cost of our inventory was $17.4 million and $12.9 million during the six months ended June 30, 2019 and 2018, respectively, which was partially offset by rental and sampler revenues of $4.4 million and $8.7 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to our acquisition of the Éilan Hotel and Spa during April 2018, increased maintenance fees and developer subsidies associated with our increase in VOI inventory, decreased rentals of developer inventory and decreased net operating profits from our sampler program.

Selling and Marketing Expenses.  Selling and marketing expenses were $83.0 million and $148.2 million during the three and six months ended June 30, 2019, respectively, and $83.3 million and $149.0 million during the three and six months ended June 30, 2018, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 51% during both the three and six months ended June 30, 2019 from 48% and 49% during the three and six months ended June 30, 2018, respectively. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs is primarily attributable to higher costs per guest tour and lower VPG’s.

Our previous agreement with Bass Pro involved the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels, pursuant to the terms of the previous agreement.  As discussed herein, pursuant to the settlement agreement and amended marketing arrangement with Bass Pro, the settlement payment and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement.  If our amended agreement with Bass Pro does not generate a sufficient number of prospects and leads or is terminated or limited, we may not be able to successfully market and sell our products and services at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with our marketing efforts.   In addition, the amended arrangement with Bass Pro is expected to result in an 11% increase in our marketing expenses on the program, based on anticipated VOI sales volumes from this marketing channel.  Should our VOI sales volumes be below expectations, the increase in cost of this marketing program would be higher than expected and our results of operations and cash flows would be adversely impacted.

General and Administrative Expenses — Sales and Marketing Operations.  General and administrative expenses attributable to sales and marketing operations were $46.4 million and $53.4 million during the three and six months ended June 30, 2019, respectively, and $7.5 million and $13.6 million during the three and six months ended June 30, 2018, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses attributable to sales and marketing operations was 28% and 18% during the three and six months ended June 30, 2019 and 4% during both the three and six months ended June 30, 2018.  Included in general and administrative expenses attributable to sales and marketing operations for the 2019 periods was approximately $39.1 million related to the settlement of the dispute with Bass Pro in June 2019.  See Note 10: Commitments and Contingencies to our unaudited consolidated financial statements included in Item 1 of this report for additional information regarding the Bass Pro settlement.

Resort Operations and Club Management

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(dollars in thousands)	2019		2018		2019		2018
Resort operations and club management revenue	$45,021		$41,275		$92,097		$82,812
Resort operations and club management expense	(30,895)		(27,928)		(65,101)		(57,781)
Operating profit - resort operations and club management	14,126	31%	13,347	32%	26,996	29%	25,031	30%
Add: Depreciation	364		403		730		798
Adjusted EBITDA - resort operations and club management	$14,490		$13,750		$27,726		$25,829

Resort Operations and Club Management Revenue.  Resort operations and club management revenue increased 9% and 11% for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, respectively. We provide management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with our management services, we also manage the Vacation Club reservation system, provide services to owners and perform billing and collection services to the Vacation Club and certain HOAs. Additionally, we generate revenues from our Traveler Plus program, food and beverage operations at the resorts and other retail operations. We also earn commissions from providing rental services to third parties and fees from managing the construction activities of certain of our fee based third-party developer clients. We managed 49 resort properties as of both June 30, 2019, and June 30, 2018.  Resort operations and club management revenues increased during the 2019 periods compared to the 2018 periods primarily as a result of the receipt of management fees for the full periods in 2019 related to managed resorts added during 2018 and higher third-party rental commissions.

Resort Operations and Club Management Expense. During the three and six months ended June 30, 2019, resort operations and club management expense increased 11% and 13%, respectively, compared to the three and six months ended June 30, 2018, respectively. This increase was primarily due to the timing of the addition of new managed resorts described above.

Corporate and Other

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
General and administrative expenses - corporate and other	$(18,629)	$(18,870)	$(36,757)	$(40,462)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(5,193)	(3,292)	(6,974)	(5,884)
Other income, net	1,993	710	2,082	891
Add: Financing revenue - corporate and other	1,950	1,460	3,941	2,968
Less: Interest income (other than interest earned on VOI notes receivable)	(1,792)	(1,381)	(3,638)	(2,816)
Franchise taxes	25	43	60	124
(Gain) Loss on assets held for sale	(1,989)	11	(1,980)	(9)
Depreciation and amortization	1,606	937	3,070	1,803
Corporate realignment cost	—	275	—	751
Corporate and other	$(22,029)	$(20,107)	$(40,196)	$(42,634)

General and Administrative Expenses — Corporate and Other.  General and administrative expenses directly attributable to corporate overhead were $18.6 million and $36.8 million during the three and six months ended June 30, 2019, respectively, and $18.9 million and $40.5 million during the three and six months ended June 30, 2018, respectively. The decrease in the six months ended June 30, 2019 was primarily due to lower self-insured health care costs, lower legal expense and lower executive leadership compensation and severance expense.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations.  We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51% owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $5.2 million and $7.0 million during the three and six months ended June 30, 2019, respectively, and $3.3 million and $5.9 million during the three and six months ended June 30, 2018, respectively. The increase in Adjusted EBITDA for the three and six months ended June 30, 2019 was primarily related to relatively lower cost of VOIs sold during the 2019 periods.

Interest Expense.  Interest expense not related to receivable-backed debt was $5.0 million and $9.2 million during the three and six months ended June 30, 2019, respectively, and $3.9 million and $6.9 million during the three and six months ended June 30, 2018, respectively.  The increase in interest expense during the three and six months ended June 30, 2019 was primarily due to a higher weighted-average cost of borrowing and higher outstanding debt balances during the 2019 periods.

Other Income, net. Other income, net was $2.0 million and $2.1 million during the three and six months ended June 30, 2019, respectively, and $0.7 million and $0.9 million during the three and six months ended June 30, 2018, respectively. These increases were primarily related to the sale of land resulting in a gain of approximately $2.0 million during the 2019 periods.

Provision for Income Taxes. Provision for income taxes was $1.3 million and $16.6 million for the six months ended June 30, 2019 and 2018, respectively.  Our effective income tax rate was approximately 25% and 26% for the six months ended June 30, 2019 and 2018, respectively.  Effective income tax rates for interim periods are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. For further information, see Notes 2 and 11 to our unaudited Consolidated Financial Statements included in Item 1 of this report.

Changes in Financial Condition

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2019	2018

Net cash provided by operating activities	$11,612	$23,215
Net cash used in investing activities	(12,696)	(15,105)
Net cash (used in) provided by financing activities	(44,139)	7,939
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(45,223)	$16,049

Cash Flows from Operating Activities

Our operating cash flow decreased $11.6 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due primarily to the $20.0 million payment made to Bass Pro in June 2019, pursuant to the settlement agreement described above, partially offset by decreased spending on acquisition and development of inventory in the 2019 period.   See Note 10: Commitments and Contingencies to our unaudited consolidated financial statements included in Item 1 of this report for additional information regarding the Bass Pro settlement.

Cash Flows from Investing Activities

Cash used in investing activities decreased $2.4 million during the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the net proceeds received for the sale of land during the 2019 period.

Cash Flows from Financing Activities

Cash used in financing activities increased $52.1 million during the six months ended June 30, 2019 compared to the same period in 2018, primarily due to lower borrowings net of payments on lines-of-credit and notes payable and receivable-backed notes payable of $49.2 million. In addition, during the six months ended June 30, 2019 we paid $25.3 million of dividends compared to $22.4 million of dividends during the same period of 2018.

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

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in our continued liquidity. A financed VOI buyer is generally only required to provide a minimum of 10% to 20% of the purchase price in cash or equity at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been critical into our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Development expenditures during the remainder of 2019 are expected to be in a range of $15.0 million to $20.0 million, which primarily relate to developments at the Bluegreen/Big Cedar Vacations resort, development at our Fountains resort in Orlando, Florida and refurbishments at certain other resorts.

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOIs. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisitions of JIT and secondary market inventory during the remainder of 2019 is expected to range from $5.0 million to $10.0 million.

In addition, capital expenditures in connection with sales and marketing facilities as well as for information technology capital expenditures are expected to be between $10.0 million and $15.0 million during the remainder of 2019.

Available funds may also be used to acquire other businesses or assets, invest in other real estate based opportunities, or to fund loans to affiliates or others.

During each of the first and second quarter of 2019, we paid a cash dividend of $0.17 per share on our common stock, which totaled $12.7 million each quarter and $25.3 million in the aggregate.  During each of the first and second quarter of 2018, we paid a cash dividend of $0.15 per share on our common stock, which totaled $11.2 million each quarter and $22.4 million in the aggregate. We intend to pay regular quarterly cash dividends on our common stock, subject to declaration by, and the discretion of, our board of directors and limitations contained in our credit facilities.  On July 30, 2019, we declared a quarterly cash dividend of $0.17 per share on our common stock, or $12.7 million in the aggregate.

In April 2015, one of our wholly owned subsidiaries provided an $80.0 million loan to BBX Capital. Amounts outstanding bear interest at 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term of the loan. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us to remain in compliance with covenants under our outstanding indebtedness. During each of the three months ended June 30, 2019 and 2018, we recognized $1.2 million of interest income on the loan to BBX Capital. During each of the six months ended June 30, 2019 and 2018, we recognized $2.4 million of interest income on the loan to BBX Capital.

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

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell our VOI notes receivable.  As of June 30, 2019, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of June 30, 2019	Outstanding Balance as of June 30, 2019	Availability as of June 30, 2019	Advance Period Expiration; Borrowing Maturity as of June 30, 2019	Borrowing Rate; Rate as of June 30, 2019
Liberty Bank Facility	$50,000	$27,708	$22,292	March 2020; March 2023	Prime Rate; floor of 4.00%; 5.50%
NBA Receivables Facility	70,000	39,698	30,302	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%; 5.18%
Pacific Western Facility	40,000	19,414	20,586	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 5.34%
KeyBank/DZ Purchase Facility	80,000	14,436	65,564	December 2019; December 2022	30 day LIBOR +2.75%; 5.16% (1)
Quorum Purchase Facility	50,000	38,112	11,888	June 2020; December 2032	(2)
	$290,000	$139,368	$150,632

(1)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. As described in further detail below, the interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(2)

Of the amounts outstanding under the Quorum Purchase Facility at June 30, 2019, $3.7 million accrues interest at a rate per annum of 4.75%, $26.4 million accrues interest at a fixed rate of 4.95%, $2.0 million accrues interest at a fixed rate of 5.0%, $4.4 million accrues interest at a fixed rate of 5.1%, and $1.6 million accrues interest at a fixed rate of 5.50%.

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

Pacific Western Facility.  We have a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million subject to eligible collateral and customary terms and conditions. The revolving advance period expires in September 2021 and the Pacific Western Facility matures in September 2024 (in each case, subject to an additional 12-month extension at the option of Pacific Western Bank). Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible

“B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. All borrowings outstanding under the Pacific Western Facility accrue interest at an annual rate equal to 30-day LIBOR plus 3.00%; provided, however, that a portion of the borrowings, to the extent such borrowings are in excess of established debt minimums, will accrue interest at 30-day LIBOR plus 2.75%. Subject to the terms of the facility, principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance being due by maturity. The facility is limited recourse.

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

Quorum Purchase Facility.   We and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. The revolving purchase period expires on June 30, 2020.  The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by all parties. The loan purchase fee applicable to future advances is 0.25% and the maturity of the Quorum Purchase Facility is in December 2032.  Of the amounts outstanding under the Quorum Purchase Facility at June 30, 2019, $3.7 million accrues interest at a rate per annum of 4.75%, $26.4 million accrues interest at a fixed rate of 4.95%, $2.0 million accrues interest at a fixed rate of 5.0%, $4.4 million accrues interest at a fixed rate of 5.1%, and $1.6 million accrues interest at a fixed rate of 5.5%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of June 30, 2019, outstanding borrowings under the facility totaled $96.6 million, including $21.6 million under the Fifth Third Syndicated Term Loan with an interest rate of 5.08%, and $75.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 5.11%.

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

The following table summarizes the contractual minimum principal and interest payments required on all of our outstanding debt and non-cancelable operating leases and settlement agreement commitments by period due date, as of June 30, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$5,955	$62,897	$375,212	$(5,928)	$438,136
Lines-of-credit and notes payable	23,246	111,302	3,493	—	(1,245)	136,796
Jr. subordinated debentures (1)	—	—	—	110,827	—	110,827
Noncancelable operating leases (2)	6,433	9,971	6,238	12,121	—	34,763
Bass Pro Settlement (3)	4,000	8,000	8,000	—	—	20,000
Total contractual obligations	33,679	135,228	80,628	498,160	(7,173)	740,522

Interest Obligations (4)

Receivable-backed notes payable	17,779	35,405	30,777	99,589	—	183,550
Lines-of-credit and notes payable	6,477	8,203	79	—	—	14,759
Jr. subordinated debentures	8,241	16,482	16,482	95,797	—	137,002
Total contractual interest	32,497	60,090	47,338	195,386	—	335,311
Total contractual obligations	$66,176	$195,318	$127,966	$693,546	$(7,173)	$1,075,833

(1)	Amounts do not include purchase accounting adjustments for junior subordinated debentures of $37.2 million.
(2)	Amounts represent the cash payment for leases and includes interest of $10.2 million.
(3)	Amounts represent the cash settlement to Bass Pro and includes imputed interest of $2.7 million.
(4)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2019.

In December 2018, we entered into an agreement with an executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling $2.0 million through December 2019, $0.7 million of which remained payable as of June 30, 2019.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the six months ended June 30, 2019 and 2018, we made payments related to such subsidies of $4.8 million and $0.6 million, respectively. As of June 30, 2019, we had $7.1 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited Consolidated Balance Sheet as of such date. As of December 31, 2018, we had no accrued liabilities for such subsidies.

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

Our receivables purchase facilities, credit facilities, indentures and other outstanding debt instruments include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In July 2019, we amended the Fifth Third Syndicated Line of Credit, Term Loan and the Fifth Third Note Payable in order to maintain compliance with the financial covenants under such facilities despite the expense incurred in June 2019 for the settlement with Bass Pro Shops.  In the future, we may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit our ability to raise funds, sell receivables or satisfy or refinance our obligations, or otherwise adversely affect our financial condition and results of operations, as well as our ability to pay dividends. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond our control.

As previously described, pursuant to the settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20 million and agreed to make five annual payments to Bass Pro of $4 million each commencing in 2020.  In addition, in lieu of the commission payable to Bass Pro as previously contemplated by our marketing agreement with Bass Pro, we will now pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that we are accessing (excluding sales at retail stores which are designated to provide tours to  Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale), excluding sales at Bluegreen/Big Cedar Vacations feeder stores. We also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000.  The fixed annual fee will be prorated for 2019.  We will generally be required to pay the fixed annual fee with respect to at least 60 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021, provided that the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the settlement agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year.

Off-balance-sheet Arrangements

As of June 30, 2019, we did not have any “off-balance sheet” arrangements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except for the litigation described below, there have been no material changes in our material legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

On April 17, 2019, Bass Pro and its affiliates brought an action against BVU, alleging that BVU failed to pay certain commissions due it under the parties’ marketing agreement, improperly charged a tour generation fee and that its conduct in the Bass Pro retail stores breached its contractual commitments.  Bass Pro sought damages plus interest and attorneys’ fees, and such additional relief as the court determines.

On May 24, 2019, we received notice from Bass Pro and its affiliates that it was terminating the marketing agreement based on the failure to cure the alleged breaches and we were removed from all Bass Pro retail stores. Subsequently BVU filed a counter claim against Bass Pro and Big Cedar LLC.

On June 13, 2019, we entered into a settlement agreement which resolved the action filed by Bass Pro and reinstated and amended the marketing agreement. Pursuant to the terms of the settlement agreement, Bass Pro agreed to reinstate BVU’s access to Bass Pro’s marketing channels, including Bass Pro and Cabela’s retail stores. Additionally, with no admission of any wrongdoing, we paid Bass Pro $20 million within 15 days after the execution of the settlement agreement; we agreed to pay Bass Pro $4 million on each January 1 from 2020 through 2024; and we agreed that Bass Pro would keep the remaining $1.5 million of an amount prepaid to them earlier in 2019 under the marketing agreement. Additionally, in lieu of the previous commission arrangement, we agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that BVU accesses (excluding retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar Feeder Stores”) plus $32 per net vacation package sold (less certain cancellations and refunds within 45 days of sale), excluding sales at Bluegreen/Big Cedar Feeder Stores. We also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. The fixed annual fee will be prorated for the remainder of 2019. Subject to the terms and conditions of the settlement agreement, we will generally be required to pay the fixed annual fee with respect to at least 60 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021.  Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the settlement agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. The parties executed mutual waivers and releases and agreed to the dismissal of the litigation.  We accrued for the net present value of the above amounts, plus attorney costs, totaling approximately $39.1 million, of which $17.3 million remained payable as of June 30, 2019 and is included in accrued liabilities and other in the unaudited consolidated balance sheet as of June 30, 2019.

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against BVU and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also sought damages in the amount of the unpaid compensation owed to the plaintiffs. The court granted preliminary approval of class action in September 2017 to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. In February 2019, the parties agreed to settle the matter for an immaterial amount. The court approved the settlement and dismissed the case with prejudice on May 9, 2019.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Settlement Agreement and Amendment No. 3 to the Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen Corporation and affiliates, dated as of June 13, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on June 18, 2019).

10.2

Second Amendment to Amended and Restated Credit Agreement and other Loan Documents, dated July 25, 2019, by and among Bluegreen Vacations Corporation, the Borrower, and Fifth Third Bank, as Administrative Agent.

10.3	First Amendment to Loan Documents, dated July 25, 2019, by and among Bluegreen Vacations Corporation, the Borrower, and Fifth Third Bank, as Lender.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Exhibit is furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN VACATIONS CORPORATION

August 6, 2019	By: /s/ Anthony M. Puleo
Anthony M. Puleo
Executive Vice President, Chief Financial Officer and Treasurer; President, Bluegreen Treasury Services