Form 10-Q
period 2019-09-30
BLUEGREEN VACATIONS CORP
filed 2019-10-31
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

As of October 30, 2019, there were 74,445,923 shares of the registrant’s common stock, $.01 par value, outstanding.

BLUEGREEN VACATIONS CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$183,207	$219,408
Restricted cash ($19,185 and $28,400 in VIEs at September 30, 2019
and December 31, 2018, respectively)	47,969	53,726
Notes receivable, net ($299,374 and $341,975 in VIEs
at September 30, 2019 and December 31, 2018, respectively)	445,706	439,167
Inventory	346,821	334,149
Prepaid expenses	14,672	10,097
Other assets	55,783	49,796
Operating lease assets	22,372	—
Intangible assets, net	61,535	61,845
Loan to related party	80,000	80,000
Property and equipment, net	102,764	98,279
Total assets	$1,360,829	$1,346,467

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$21,011	$19,515
Accrued liabilities and other	112,982	80,364
Operating lease liabilities	23,542	—
Deferred income	20,323	16,522
Deferred income taxes	84,493	91,056
Receivable-backed notes payable - recourse	94,904	76,674
Receivable-backed notes payable - non-recourse (in VIEs)	341,856	382,257
Lines-of-credit and notes payable	119,045	133,391
Junior subordinated debentures	71,883	71,323
Total liabilities	890,039	871,102

Commitments and Contingencies - See Note 10

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 74,445,923
shares issued and outstanding at September 30, 2019 and December 31, 2018	744	744
Additional paid-in capital	270,369	270,369
Retained earnings	144,971	158,641
Total Bluegreen Vacations Corporation shareholders' equity	416,084	429,754
Non-controlling interest	54,706	45,611
Total shareholders' equity	470,790	475,365
Total liabilities and shareholders' equity	$1,360,829	$1,346,467

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Gross sales of VOIs	$82,729	$85,151	$225,834	$231,338
Estimated uncollectible VOI notes receivable	(16,411)	(14,453)	(39,483)	(35,926)
Sales of VOIs	66,318	70,698	186,351	195,412

Fee-based sales commission revenue	60,478	61,641	161,033	167,581
Other fee-based services revenue	33,744	31,057	94,015	89,472
Cost reimbursements	21,111	16,900	58,705	47,157
Interest income	22,081	21,531	65,964	63,771
Other income, net	2,146	378	4,228	1,269
Total revenue	205,878	202,205	570,296	564,662

Costs and expenses:
Cost of VOIs sold	3,121	11,237	17,541	19,838
Cost of other fee-based services	23,746	19,937	66,538	53,983
Cost reimbursements	21,111	16,900	58,705	47,157
Selling, general and administrative expenses	117,159	112,407	355,041	315,535
Interest expense	10,388	9,208	29,955	25,470
Total costs and expenses	175,525	169,689	527,780	461,983

Income before non-controlling interest
and provision for income taxes	30,353	32,516	42,516	102,679
Provision for income taxes	7,778	8,443	9,124	24,997
Net income	22,575	24,073	33,392	77,682
Less: Net income attributable to non-controlling interest	2,248	3,585	9,095	9,509
Net income attributable to Bluegreen
Vacations Corporation shareholders	$20,327	$20,488	$24,297	$68,173

Comprehensive income attributable to
Bluegreen Vacations Corporation
shareholders	$20,327	$20,488	$24,297	$68,173

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Earnings per share attributable to Bluegreen Vacations Corporation shareholders - Basic and diluted	$0.27	$0.27	$0.33	$0.91

Weighted average number of common shares outstanding:
Basic and diluted	74,446	74,734	74,446	74,734

Cash dividends declared per share	$0.17	$0.15	$0.51	$0.45

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,445,923	Balance at December 31, 2018	$475,365	$744	$270,369	$158,641	$45,611
—	Net income	16,869	—	—	15,153	1,716
—	Dividends to shareholders	(12,655)	—	—	(12,655)	—
74,445,923	Balance at March 31, 2019	479,579	744	270,369	161,139	47,327
—	Net loss	(6,052)	—	—	(11,183)	5,131
—	Dividends to shareholders	(12,657)	—	—	(12,657)	—
74,445,923	Balance at June 30, 2019	$460,870	$744	$270,369	$137,299	$52,458
—	Net income	22,575	—	—	20,327	2,248
—	Dividends to shareholders	(12,655)	—	—	(12,655)	—
74,445,923	Balance at September 30, 2019	$470,790	$744	$270,369	$144,971	$54,706

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,734,455	Balance at December 31, 2017	$433,654	$747	$274,366	$115,520	$43,021
—	Net income	23,582	—	—	20,975	2,607
—	Dividends to shareholders	(11,210)	—	—	(11,210)	—
74,734,455	Balance at March 31, 2018	446,026	747	274,366	125,285	45,628
—	Net income	30,027	—	—	26,710	3,317
—	Dividends to shareholders	(11,210)	—	—	(11,210)	—
74,734,455	Balance at June 30, 2018	$464,843	$747	$274,366	$140,785	$48,945
—	Net income	24,073	—	—	20,488	3,585
—	Distributions to non-controlling interest	(4,900)	—	—	—	(4,900)
—	Dividends to shareholders	(11,211)	—	—	(11,211)	—
74,734,455	Balance at September 30, 2018	$472,805	$747	$274,366	$150,062	$47,630

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net income	$33,392	$77,682
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	14,069	11,852
Gain on disposal of property and equipment	(1,926)	—
Provision for loan losses	39,462	35,866
(Benefit) provision for deferred income taxes	(6,563)	2,730
Changes in operating assets and liabilities:
Notes receivable	(46,001)	(48,492)
Prepaid expenses and other assets	(10,769)	(23,386)
Inventory	(12,672)	(23,405)
Accounts payable, accrued liabilities and other, and
deferred income	41,333	12,895
Net cash provided by operating activities	50,325	45,742

Investing activities:
Purchases of property and equipment	(18,502)	(24,347)
Proceeds from sale of property and equipment	3,249	—
Net cash used in investing activities	(15,253)	(24,347)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	79,168	114,756
Payments on borrowings collateralized by notes receivable	(102,631)	(103,578)
Proceeds from borrowings collateralized
by line-of-credit facilities and notes payable	20,386	50,042
Payments under line-of-credit facilities and notes payable	(35,731)	(36,717)
Payments of debt issuance costs	(255)	(385)
Distributions to non-controlling interest	—	(4,900)
Dividends paid	(37,967)	(33,631)
Net cash used in financing activities	(77,030)	(14,413)
Net (decrease) increase in cash and cash equivalents
and restricted cash	(41,958)	6,982
Cash, cash equivalents and restricted cash at beginning of period	273,134	243,349
Cash, cash equivalents and restricted cash at end of period	$231,176	$250,331

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended
	September 30,
	2019	2018

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$26,067	$22,437
Income taxes paid	$15,200	$22,856

Supplemental schedule of non-cash investing and financing activities:
Acquisition of inventory, property, and equipment for notes payable	$—	$24,258

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

In our opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other future interim or annual periods. The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on March 8, 2019.

Our Business

We are a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). We market, sell and manage VOIs in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through our points-based system, the approximately 219,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to approximately 11,350 other hotels and resorts through partnerships and exchange networks. The resorts in which we market, sell or manage VOIs were either developed or acquired by us, or were developed and are owned by third parties. We earn fees for providing sales and marketing services to third party developers. We also earn fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, we provide financing to qualified VOI purchasers, which generates significant interest income.

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

Principles of Consolidation and Basis of Presentation

Our unaudited consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, including Bluegreen/Big Cedar Vacations, LLC (a joint venture in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and our majority voting control of its management committee, (“Bluegreen/Big Cedar Vacations”)), and variable interest entities (sometimes referred to herein as “VIEs”) of which we are the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations (Topic 810). We do not consolidate the statutory business trusts formed by us to issue trust preferred securities as these entities represent

VIEs in which we are not the primary beneficiary. The statutory business trusts are accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20. This standard requires the rights and obligations created by leases of assets to be recognized as assets and liabilities, respectively, on the balance sheet of a lessee. For income statement purposes, the standard retains a dual model which requires leases to be classified as either operating or finance based on criteria that are largely similar to those previously required by lease accounting standards, Topic 840, but without explicit bright lines. This standard also requires extensive quantitative and qualitative disclosures, including significant judgments made by management in applying the standard, intended to provide greater insight into the amount, timing, and uncertainty of cash flows arising from leases.

We adopted this standard on January 1, 2019 and applied the transition guidance as of the date of adoption under the current period adjustment method.  As a result, we recognized right-of-use assets and lease liabilities associated with our leases on January 1, 2019, with no cumulative-effect adjustment to the opening balance of accumulated earnings, while the comparable prior periods in our financial statements have been and will continue to be reported in accordance with Topic 840, including the disclosures required by Topic 840.

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

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to our operations which had not yet been adopted as of September 30, 2019.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal–Use Software (Subtopic 350-40)” (“ASU 2018-15”), which requires a customer in a cloud computing arrangement that is a service contract (“CCA”) to follow internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. ASU 2018-15 also requires companies to present implementation costs related to a CCA in the same financial statement line items as the CCA service fees. This standard will be effective for us on January 1, 2020. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-15 may have on our consolidated financial statements.

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

3. Revenue From Contracts with Customers

We operate our business in the following two segments: (i) Sales of VOIs and financing; and (ii) Resort operations and club management. The table below sets forth our disaggregated revenue by segment from contracts with customers (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Sales of VOIs (1)	$66,318	$70,698	$186,351	$195,412
Fee-based sales commission revenue (1)	60,478	61,641	161,033	167,581
Resort and club management revenue (2)	27,165	25,744	78,169	75,257
Cost reimbursements (2)	21,111	16,900	58,705	47,157
Title fees and other (1)	4,289	3,491	10,092	9,355
Other revenue (2)	2,290	1,822	5,754	4,860
Revenue from customers	181,651	180,296	500,104	499,622
Interest income (1)	22,081	21,531	65,964	63,771
Other income, net	2,146	378	4,228	1,269
Total revenue	$205,878	$202,205	$570,296	$564,662

(1) Included in our sales of VOIs and financing segment described in Note 13: Segment Reporting.

(2) Included in our resort operations and club management segment described in Note 13: Segment Reporting.

Please refer to Note 13: Segment Reporting for additional information related to our segments.

4.  Notes Receivable

The table below provides information relating to our notes receivable and our allowance for loan losses as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	As of
	September 30,	December 31,
	2019	2018
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$188,435	$124,642
VOI notes receivable - securitized	391,922	447,850
	580,357	572,492
Allowance for loan losses - non-securitized	(42,728)	(28,258)
Allowance for loan losses - securitized	(92,548)	(105,875)
VOI notes receivable, net	$445,081	$438,359
Allowance as a % of VOI notes receivable	23%	23%

Notes receivable secured by homesites: (1)
Homesite notes receivable	694	898
Allowance for loan losses	(69)	(90)
Homesite notes receivable, net	$625	$808
Allowance as a % of homesite notes receivable	10%	10%
Total notes receivable:
Gross notes receivable	$581,051	$573,390
Allowance for loan losses	(135,345)	(134,223)
Notes receivable, net	$445,706	$439,167
Allowance as a % of gross notes receivable	23%	23%

(1)	Notes receivable secured by homesites were originated through a business, substantially all the assets of which were sold by us in 2012.

The weighted-average interest rate charged on our notes receivable was 14.9% and 15.1% at September 30, 2019 and December 31, 2018, respectively.  All of our VOI loans bear interest at fixed rates.  The weighted-average interest rate charged on our notes receivable secured by VOIs was 14.9% and 15.1% at September 30, 2019 and December 31, 2018, respectively.  Our VOI notes receivable are generally secured by property located in Florida, Missouri, South Carolina, Tennessee, Nevada, and Wisconsin.

Allowance for Loan Losses

The activity in our allowance for loan losses (including with respect to our homesite notes receivable) was as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2019	2018
Balance, beginning of period	$134,222	$123,791
Provision for loan losses	39,462	35,866
Less: Write-offs of uncollectible receivables	(38,339)	(31,358)
Balance, end of period	$135,345	$128,299

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

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination was as follows:

	As of
	September 30,	December 31,
	2019	2018
FICO Score
700+	59.00%	57.00%
600-699	38.00	39.00
<600	2.00	3.00
No Score (1)	1.00	1.00
Total	100.00%	100.00%

(1)	VOI notes receivable attributable to borrowers without a FICO score are primarily related to foreign borrowers.

The following table shows the delinquency status of our VOI notes receivable (in thousands):

	As of
	September 30,	December 31,
	2019	2018
Current	$547,425	$541,783
31-60 days	6,797	5,783
61-90 days	5,271	4,516
Over 91 days (1)	20,864	20,410
Total	$580,357	$572,492

(1)

Includes $10.8 million and $14.3 million of VOI notes receivable as of September 30, 2019 and December 31, 2018, respectively, that as of such dates, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been included in the allowance for loan losses.

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

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of September 30, 2019, we were in compliance with all material terms under our securitization transactions, and no trigger events had occurred.

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

Under the terms of certain of our VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by us of defaulted notes for the nine months ended September 30, 2019 and 2018 were  $8.4 million and $4.4 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of
	September 30,	December 31,
	2019	2018

Restricted cash	$19,185	$28,400
Securitized notes receivable, net	299,374	341,975
Receivable backed notes payable - non-recourse	341,856	382,257

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6.  Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	September 30,	December 31,
	2019	2018

Completed VOI units	$271,441	$237,010
Construction-in-progress	1,542	26,587
Real estate held for future development	73,838	70,552
Total	$346,821	$334,149

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

As of
September 30,
2019
Operating Lease Asset	$22,372
Operating Lease Liability	23,542
Weighted Average Lease Term (in years) (1)	3.9
Weighted Average Discount Rate (2)	5.30%

(1)	Our weighted average lease term excludes one real estate lease that expires in May 2056.
(2)

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments.  To estimate incremental borrowing rates, we consider various factors, including the rates applicable to our recently issued debt and credit facilities and prevailing financial market conditions. We used the incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date.

We generally recognize lease costs associated with our operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred.  The table below sets forth information regarding our lease costs which are included as selling, general and administrative expenses in our consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2019 (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2019	2019
Fixed rental costs	$1,814	$5,709
Short-term lease cost	1,330	3,632
Variable lease cost	606	1,854
Total operating lease costs	$3,750	$11,195

The table below sets forth information regarding the maturity of our operating lease liabilities (in thousands):

As of September 30,	Operating Leases
2019	$6,237
2020	5,374
2021	4,462
2022	3,903
2023	1,630
After 2023	11,826
Total lease payments	$33,432
Less: Interest	9,890
Present value of operating lease liabilities	$23,542

Upon the adoption of the new lease accounting standard on January 1, 2019 (as described in Note 2 above), we recognized an operating lease liability of $26.5 million and an operating lease asset of $25.6 million. The difference between the operating lease liability and operating lease asset primarily reflects the reclassification of accrued and prepaid straight-line rent from accrued liabilities and prepaid expenses to the operating lease assets in our consolidated balance sheet. Included in our statement of cash flows under operating activities for the nine months ended September 30, 2019 was $5.2 million of cash paid for amounts included in the measurement of lease liabilities. During the nine months ended September 30, 2019, we obtained $1.7 million of right-of-use assets in exchange for new operating lease liabilities.

8.  Debt

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders.  Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of September 30, 2019 and December 31, 2018, was as follows (dollars in thousands):

	As of
	September 30, 2019			December 31, 2018
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

2013 Notes Payable	$—	—	—	$28,125	5.50%	$22,878
Fifth Third Bank Note Payable	3,649	5.11%	7,757	3,834	5.34%	7,892
NBA Éilan Loan	19,974	5.34%	32,821	25,603	5.60%	35,615
Fifth Third Syndicated LOC	75,000	4.88%	102,431	55,000	5.27%	92,415
Fifth Third Syndicated Term	21,094	5.08%	28,809	22,500	5.37%	27,724
Unamortized debt issuance costs	(672)	—	—	(1,671)	—	—
Total	$119,045		$171,818	$133,391		$186,524

2013 Notes Payable. In September 2019, we repaid in full the remaining senior secured notes payable. Accordingly, the related unamortized debt issuance costs of $0.4 million were written off in the third quarter of 2019.

Fifth Third Bank Note Payable, Fifth Third Syndicated LOC and Fifth Third Syndicated Term. In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, we amended the facility and increased the facility to $225.0 million.  The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50%, depending on our leverage ratio, are collateralized by certain of our VOI inventories, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations and will mature in October 2024. At closing, we borrowed the entire $100.0 million term loan and $30.0 million under the revolving line of credit. Proceeds were used to repay the outstanding balance on the existing Fifth Third Syndicated Credit Facility, repay $3.6 million on the existing Fifth Third Bank Note Payable and expenses and fees associated with the amendment with the remainder to be used for general corporate purposes.

Except as described above, there were no new debt issuances or significant changes related to the above listed lines-of-credit or notes payable during the nine months ended September 30, 2019.  See Note 9 to our Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K for additional information regarding the lines-of-credit and notes payable.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of
	September 30, 2019			December 31, 2018
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility	$28,247	5.25%	$34,545	$17,654	5.25%	$22,062
NBA Receivables Facility	35,809	4.79%	43,706	48,414	5.27%	57,805
Pacific Western Facility	30,848	4.92%	37,954	10,606	5.52%	13,730
Total	94,904		116,205	76,674		93,597

Receivable-backed notes payable - non-recourse:
KeyBank/DZ Purchase Facility	$19,035	4.84%	$23,390	$—	---	$—
Quorum Purchase Facility	44,865	4.75-5.50%	50,337	40,074	4.75-5.50%	45,283
2012 Term Securitization	9,986	2.94%	11,558	15,212	2.94%	16,866
2013 Term Securitization	20,090	3.20%	21,995	27,573	3.20%	29,351
2015 Term Securitization	34,093	3.02%	36,676	44,230	3.02%	47,690
2016 Term Securitization	52,632	3.35%	58,817	63,982	3.35%	72,590
2017 Term Securitization	69,763	3.12%	79,551	83,513	3.12%	95,877
2018 Term Securitization	96,907	4.02%	109,599	114,480	4.02%	125,916
Unamortized debt issuance costs	(5,515)	---	—	(6,807)	---	—
Total	341,856		391,923	382,257		433,573
Total receivable-backed debt	$436,760		$508,128	$458,931		$527,170

There were no new debt issuances or significant changes related to the above listed facilities during the nine months ended September 30, 2019.  See Note 9 to our Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities.

Junior Subordinated Debentures

Financial data relating to our junior subordinated debentures was as follows (dollars in thousands):

Trust	Carrying Value as of September 30, 2019 (1)	Initial Equity In Trust (2)	Issue Date	Interest Rate	Interest Rate at September 30, 2019	Maturity Date	Carrying Value as of December 31, 2018 (1)

BST I	$15,018	$355	3/15/2005	3-month LIBOR + 4.90%	7.22%	3/30/2035	$14,900
BST II	16,816	401	5/4/2005	3-month LIBOR + 4.85%	7.12%	7/30/2035	16,688
BST III	6,805	164	5/10/2005	3-month LIBOR + 4.85%	7.12%	7/30/2035	6,755
BST IV	10,012	237	4/24/2006	3-month LIBOR + 4.85%	7.17%	6/30/2036	9,933
BST V	10,012	237	7/21/2006	3-month LIBOR + 4.85%	7.17%	9/30/2036	9,933
BST VI	13,220	311	2/26/2007	3-month LIBOR + 4.80%	7.07%	4/30/2037	13,114
	$71,883	$1,705					$71,323

(1)	Amounts include purchase accounting adjustments which reduced the total carrying value by $38.9 million and $39.5 million as of September 30, 2019 and December 31, 2018, respectively.
(2)	Initial Equity in Trust is recorded as part of other assets in the unaudited Consolidated Balance Sheets.

As of September 30, 2019, we were in compliance with all financial debt covenants under our debt instruments. As of September 30, 2019, we had availability of approximately $131.2 million under our receivable-backed purchase and credit facilities and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$183,207	$183,207	$219,408	$219,408
Restricted cash	47,969	47,969	53,726	53,726
Notes receivable, net	445,706	587,000	439,167	537,000
Lines-of-credit, notes payable, and receivable-
backed notes payable	555,805	580,400	592,322	596,900
Junior subordinated debentures	71,883	101,000	71,323	87,000

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

10.  Commitments and Contingencies

Bluegreen Vacations Unlimited (“BVU”), our wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As previously disclosed, in March 2019, we received a notice from Bass Pro stating that Bass Pro intended to cancel our access to the Bass Pro marketing channels and advertising materials as of 30 days from the date of the notice unless we cured certain alleged breaches to Bass Pro’s satisfaction. While we responded to Bass Pro with respect to each of the issues raised prior to the expiration of the cure period, on April 17, 2019, Bass Pro and its affiliates brought an action against BVU, alleging that BVU failed to pay certain commissions due it under the parties’ marketing agreement, improperly charged a tour generation fee and that its conduct in the Bass Pro retail stores breached its contractual commitments.  On May 24, 2019, we received notice from Bass Pro and its affiliates that it was terminating the marketing agreement based on the failure to cure the alleged breaches and we were removed from all Bass Pro retail stores. BVU subsequently filed a counter claim against Bass Pro and Big Cedar LLC.

On June 13, 2019, we entered into a settlement agreement which resolved the litigation and reinstated and amended the marketing agreement. Pursuant to the terms of the settlement agreement, Bass Pro agreed to reinstate BVU’s access to Bass Pro’s marketing channels, including Bass Pro and Cabela’s retail stores. Additionally, with no admission of any wrongdoing, we paid Bass Pro $20 million within 15 days after the execution of the settlement agreement; we agreed to pay Bass Pro $4 million on each January 1 from 2020 through 2024; and we agreed that Bass Pro would retain $1.5 million of an amount prepaid to them earlier in 2019 under the marketing agreement. Additionally, in lieu of the previous commission arrangement, we agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that BVU accesses (excluding retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar Feeder Stores”) plus $32 per net vacation package sold (less cancellations and refunds within 45 days of sale). We also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. The fixed annual fee was prorated for 2019. Subject to the terms and conditions of the settlement agreement, we will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021.  Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the parties’ agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. The parties also executed mutual waivers and releases and agreed to the dismissal of the litigation.  We accrued for the net present value of the above amounts, plus attorneys’ fees and costs, totaling approximately $39.1 million, which is reflected in selling, general, and administrative expenses in our unaudited consolidated statement of operations for the nine months ended September 30, 2019.  As of September 30, 2019, $17.6 million was accrued for the remaining payments required by the settlement agreement, which are included in accrued liabilities and other in the unaudited consolidated balance sheet as of September 30, 2019.

As of September 30, 2019, Bluegreen sold vacation packages in 68 Bass Pro retail stores and 7 Cabela’s retail stores.  During the nine months ended September 30, 2019 and 2018, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 13% and 14%, respectively, of our VOI sales volume.

In December 2018, we entered into an agreement with an executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling $2.0 million through December 2019, $0.3 million of which remained accrued as of September 30, 2019.  Effective September 2019, we entered into an agreement with another executive in connection with his transition to a part-time position.  Pursuant to the terms of the agreement, we agreed to make payments totaling $1.1 million through September 2020, all of which was accrued as of September 30, 2019.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the nine months ended September 30, 2019 and 2018, we made payments related to such subsidies of  $10.5 million and $2.2 million, respectively. As of September 30, 2019, we had $8.0 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited Consolidated Balance Sheet as of such date. As of December 31, 2018, we had no accrued liabilities for such subsidies.

In the ordinary course of business, we become subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or our other business activities.  We are also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold by us during 2012.  Additionally, from time to time in the ordinary course of business, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties, and we also receive individual consumer complaints, as well as complaints, inquiries and orders from governmental, regulatory and consumer agencies, including Offices of State Attorneys General. We take these matters seriously and attempt to resolve any such issues as they arise.

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

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against us which asserted claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation.  However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently on October 15, 2019, the Court entered an order granting summary judgement in favor of Bluegreen and dismissed all claims.

On February 28, 2018, Oscar Hernandez and Estella Michael filed a purported class action litigation in San Bernardino Superior Court against BVU.  The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs sought to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014. In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are executed.

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

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Plaintiffs seek rescission of their contracts, money damages, including statutory treble damages, or in the alternative, punitive damages in an amount not less than $0.5 million. We believe the lawsuit is without merit and intend to vigorously defend the action. We have agreed to indemnify Bass Pro with respect to the claims brought against it in this proceeding.

On March 15, 2018,  BVU entered into an Agreement for Purchase and Sale of Assets with T. Park Central, LLC, O. Park Central, LLC, and New York Urban Ownership Management, LLC, (collectively “New York Urban”) (“Purchase and Sale Agreement”), which provides for the purchase of The Manhattan Club inventory over a number of years and the assumption of  the management contract with The Manhattan Club HOA  anticipated to occur in 2021.  On October 7, 2019, New York Urban initiated arbitration proceedings against BVU alleging that The Manhattan Club HOA (of which BVU is a member) is obligated to pay an increased management fee to a New York Urban affiliate and that this higher amount would be the benchmark for BVU’s purchase of the management contract under the parties’ Purchase and Sale Agreement.  New York Urban is also seeking damages in the arbitration proceedings in excess of $10 million for promissory estoppel and tortious interference.  BVU has denied New York Urban’s claims and has declared New York Urban in default under the Purchase and Sale Agreement for, among other things, initiating arbitration in violation of the Purchase and Sale Agreement. BVU has informed NY Urban that it would not proceed with its inventory purchases until New York Urban’s defaults are cured.  The

Purchase and Sale Agreement provides that in the event of a breach, the nonbreaching party may either waive the breach or terminate the Purchase and Sale Agreement as its sole and exclusive remedy.

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these exit firms have encouraged owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 8.6% in 2019. We also estimate that approximately 15.0% of the total delinquencies on our VOI notes receivable as of September 30, 2019 related to VOI notes receivable subject to this issue. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, we filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, we alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about us and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. We believe the consumers are paying fees to the TPEs in exchange for illusory services. We have asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims.  During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. The bankruptcy judge has appointed an independent trustee to handle the estate of the debtors and we have been in discussions with the bankruptcy trustee about a possible settlement.  We intend to assert all of our legal rights in the bankruptcy case.

11.  Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015 for federal returns and 2013 for state returns.

Our effective income tax rate was approximately 27% for both the nine months ended September 30, 2019 and 2018.  Effective income tax rates for interim periods are based upon our current estimated annual rate.  Our effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate.

Certain of our state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

We are party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BBX Capital Corporation (“BBX Capital”), which owns approximately 90% of our outstanding common stock, and BBX Capital’s other subsidiaries pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns.  Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  We did not make any payments under this agreement during the three months ended September 30, 2019. We paid BBX Capital $7.1 million during the three months ended September 30, 2018 and $13.0 million and $21.0 million during the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, we did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

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

In April 2015, pursuant to a Loan Agreement and Promissory Note, our wholly owned subsidiary provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bear interest at 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us or our subsidiaries to remain in compliance with covenants under outstanding indebtedness. During each of the three months ended September 30, 2019 and 2018, we recognized $1.2 million of interest income on the loan to BBX Capital. During each of the nine months ended September 30, 2019 and 2018, we recognized $3.6 million of interest income on the loan to BBX Capital.

We paid or reimbursed BBX Capital or its affiliated entities  $0.4 million and $1.3 million during the three and nine months ended September 30, 2019, respectively, and $0.6 and $1.2 million during the three and nine months ended September 30, 2018, respectively, for management advisory, risk management, administrative and other services. We had accrued $0.1 million for the services described above as of both September 30, 2019 and December 31, 2018.  BBX Capital or its affiliates paid or reimbursed us $0.2 million during the three and nine months ended September 30, 2019 and $0.1 million and $0.4 million during the three and nine months ended September 30, 2018, respectively, for other shared services.  As of September 30, 2019, $0.1 million was due to us from BBX Capital for these services.

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

The table below sets forth our segment information for the three months ended September 30, 2019 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$66,318	$—	$—	$—	$66,318
Fee-based sales commission revenue	60,478	—	—	—	60,478
Other fee-based services revenue	4,289	29,455	—	—	33,744
Cost reimbursements	—	21,111	—	—	21,111
Mortgage servicing revenue	1,588	—	—	(1,588)	—
Interest income	20,043	—	2,038	—	22,081
Other income, net	537	—	1,609	—	2,146
Total revenue	153,253	50,566	3,647	(1,588)	205,878

Costs and expenses:

Cost of VOIs sold	3,121	—	—	—	3,121
Net carrying cost of VOI inventory	5,878	—	—	(5,878)	—
Cost of other fee-based services	2,442	15,426	—	5,878	23,746
Cost reimbursements	—	21,111	—	—	21,111
Selling, general and administrative expenses	94,798	—	22,388	(27)	117,159
Mortgage servicing expense	1,561	—	—	(1,561)	—
Interest expense	5,062	—	5,326	—	10,388
Total costs and expenses	112,862	36,537	27,714	(1,588)	175,525
Income (loss) before non-controlling interest and provision for income taxes	$40,391	$14,029	$(24,067)	$—	$30,353

Add: Depreciation and amortization	1,507	321
Add: Severance	594	238
Segment Adjusted EBITDA (1)	$42,492	$14,588

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the three months ended September 30, 2018 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$70,698	$—	$—	$—	$70,698
Fee-based sales commission revenue	61,641	—	—	—	61,641
Other fee-based services revenue	3,491	27,566	—	—	31,057
Cost reimbursements	—	16,900	—	—	16,900
Mortgage servicing revenue	1,454	—	—	(1,454)	—
Interest income	20,009	—	1,522	—	21,531
Other income, net	—	—	378	—	378
Total revenue	157,293	44,466	1,900	(1,454)	202,205

Costs and expenses:

Cost of VOIs sold	11,237	—	—	—	11,237
Net carrying cost of VOI inventory	2,908	—	—	(2,908)	—
Cost of other fee-based services	1,227	15,802	—	2,908	19,937
Cost reimbursements	—	16,900	—	—	16,900
Selling, general and administrative expenses	92,180	—	20,262	(35)	112,407
Mortgage servicing expense	1,419	—	—	(1,419)	—
Interest expense	5,001	—	4,207	—	9,208
Total costs and expenses	113,972	32,702	24,469	(1,454)	169,689
Income (loss) before non-controlling interest and provision for income taxes	$43,321	$11,764	$(22,569)	$—	$32,516

Add: Depreciation and amortization	1,606	450
Segment Adjusted EBITDA (1)	$44,927	$12,214

(1)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the nine months ended September 30, 2019 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$186,351	$—	$—	$—	$186,351
Fee-based sales commission revenue	161,033	—	—	—	161,033
Other fee-based services revenue	10,092	83,923	—	—	94,015
Cost reimbursements	—	58,705	—	—	58,705
Mortgage servicing revenue	4,621	—	—	(4,621)	—
Interest income	59,985	—	5,979	—	65,964
Other income, net	537	—	3,691	—	4,228
Total revenue	422,619	142,628	9,670	(4,621)	570,296

Costs and expenses:

Cost of VOIs sold	17,541	—	—	—	17,541
Net carrying cost of VOI inventory	18,853	—	—	(18,853)	—
Cost of other fee-based services	4,832	42,853	—	18,853	66,538
Cost reimbursements	—	58,705	—	—	58,705
Selling, general and administrative expenses	296,403	—	59,145	(507)	355,041
Mortgage servicing expense	4,114	—	—	(4,114)	—
Interest expense	15,391	—	14,564	—	29,955
Total costs and expenses	357,134	101,558	73,709	(4,621)	527,780
Income (loss) before non-controlling interest and provision for income taxes	$65,485	$41,070	$(64,039)	$—	$42,516

Add: Depreciation and amortization	4,577	1,050
Add: Severance	594	238
Add: Bass Pro Settlement (1)	39,121	—
Segment Adjusted EBITDA (2)	$109,777	$42,358

(1)	See Note 10: Commitments and Contingencies for additional information regarding this matter.
(2)

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the nine months ended September 30, 2018 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$195,412	$—	$—	$—	$195,412
Fee-based sales commission revenue	167,581	—	—	—	167,581
Other fee-based services revenue	9,355	80,117	—	—	89,472
Cost reimbursements	—	47,157	—	—	47,157
Mortgage servicing revenue	4,369	—	—	(4,369)	—
Interest income	59,281	—	4,490	—	63,771
Other income, net	—	—	1,269	—	1,269
Total revenue	435,998	127,274	5,759	(4,369)	564,662

Costs and expenses:

Cost of VOIs sold	19,838	—	—	—	19,838
Net carrying cost of VOI inventory	7,075	—	—	(7,075)	—
Cost of other fee-based services	3,584	43,324	—	7,075	53,983
Cost reimbursements	—	47,157	—	—	47,157
Selling, general and administrative expenses	254,830	—	60,723	(18)	315,535
Mortgage servicing expense	4,351	—	—	(4,351)	—
Interest expense	14,334	—	11,136	—	25,470
Total costs and expenses	304,012	90,481	71,859	(4,369)	461,983
Income (loss) before non-controlling interest and provision for income taxes	$131,986	$36,793	$(66,100)	$—	$102,679

Add: Depreciation and amortization	4,922	1,248
Segment Adjusted EBITDA (1)	$136,908	$38,041

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

•

risks related to potential business expansions or other opportunities that we may pursue, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful;

•

the updating of, and developments with respect to, technology, including the cost involved in updating our technology and the impact that any failure to keep pace with developments in technology could have on our operations or competitive position, and our information technology expenditures may not result in the expected benefits;

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

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 219,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to approximately 11,350 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships which drive sales within our core demographic.

VOI Sales and Financing

Our primary business is the marketing and sale of deeded VOIs, developed either by us or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at approximately 11,350 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, we began selling VOIs on behalf of third-party developers and have successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a mix of developed and capital-light inventory. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without in many cases incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales have resulted in recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. In conjunction with our VOI sales, we also generate interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of September 30, 2019, the weighted-average interest rate on our VOI notes receivable was 14.9%. In addition, we earn fees for various other services, including title and escrow services in connection with the closing of VOI sales, and we generate fees for mortgage servicing.

Resort Operations and Club Management

We enter into management agreements with the HOAs that maintain most of the resorts in our Vacation Club and earn fees for providing management services to those HOAs and our approximately 219,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. In addition to resort and club management services, we earn fees for various other services that produce recurring, predictable and long term-revenue, including construction management services for third-party developers.

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

Adjusted EBITDA.  We define Adjusted EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes, loss (gain) on assets held for sale, depreciation and amortization, amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which we own a 51% interest), and items that we believe are not representative of ongoing operating results. Accordingly, amounts paid, accrued or incurred in connection with Bass Pro settlement in June 2019 were excluded in the computation of Adjusted EBITDA for the nine months ended September 30, 2019. For purposes of the Adjusted EBITDA calculation, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the operations of our business.

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

Adjusted EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing our results as reported under GAAP. The limitations of using Adjusted EBITDA as an analytical tool include, without limitation, that Adjusted EBITDA does not reflect (i) changes in, or cash requirements for, our working capital needs; (ii) our interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness (other than as noted above); (iii) our tax expense or the cash requirements to pay our taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. In addition, our definition of Adjusted EBITDA may not be comparable to definitions of Adjusted EBITDA or other similarly titled measures used by other companies.

Results of Operations

Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018:

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Adjusted EBITDA - sales of VOIs and financing	$42,492	$44,927	$109,777	$136,908
Adjusted EBITDA - resort operations and club management	14,588	12,214	42,358	38,041
Total Segment Adjusted EBITDA	57,080	57,141	152,135	174,949
Less: corporate and other	(20,109)	(22,219)	(60,308)	(64,850)
Total Adjusted EBITDA	$36,971	$34,922	$91,827	$110,099

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income attributable to shareholders	$20,327	$20,488	$24,297	$68,173
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	2,248	3,585	9,095	9,509
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(2,364)	(3,637)	(9,339)	(9,521)
(Gain) loss on assets held for sale	(166)	18	(2,146)	9
Add: depreciation and amortization	3,585	3,169	10,453	9,087
Less: interest income (other than interest earned on VOI notes receivable)	(1,799)	(1,407)	(5,437)	(4,222)
Add: interest expense - corporate and other	5,326	4,207	14,564	11,136
Add: franchise taxes	112	56	171	180
Add: provision for income taxes	7,778	8,443	9,124	24,997
Add: severance	1,924	—	1,924	751
Add: Bass Pro settlement	—	—	39,121	—
Total Adjusted EBITDA	$36,971	$34,922	$91,827	$110,099

The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Gross sales of VOIs	$82,729	$85,151	$225,834	$231,338
Add: Fee-Based sales	87,646	88,155	237,793	246,773
System-wide sales of VOIs	$170,375	$173,306	$463,627	$478,111

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2019	2018	2019	2018
Other Financial Data:
(in thousands, except number of resorts at period end, number of transactions and average sales volume per guest)
System-wide sales of VOIs	$170,375	$173,306	$463,627	$478,111
Total Adjusted EBITDA	$36,971	$34,922	$91,827	$110,099
Adjusted EBITDA - sales of VOIs and financing	$42,492	$44,927	$109,777	$136,908
Adjusted EBITDA - resort operations
and club management	$14,588	$12,214	$42,358	$38,041
Number of Bluegreen Vacation Club /
Vacation Club Associate resorts
at period end	69	69	69	69
Total number of sale transactions	11,613	10,955	30,530	30,959
Average sales volume per guest	$2,609	$2,636	$2,605	$2,647

For the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

Sales of VOIs and Financing

	For the Three Months Ended September 30,
	2019		2018
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$87,863	52%	$90,596	52%
Secondary Market sales	72,081	42	54,300	31
Fee-Based sales	87,646	51	88,155	51
JIT sales	4,505	3	13,591	8
Less: Equity trade allowances (6)	(81,720)	(48)	(73,336)	(42)
System-wide sales of VOIs	170,375	100%	173,306	100%
Less: Fee-Based sales	(87,646)	(51)	(88,155)	(51)
Gross sales of VOIs	82,729	49	85,151	49
Provision for loan losses (2)	(16,411)	(20)	(14,453)	(17)
Sales of VOIs	66,318	39	70,698	41
Cost of VOIs sold (3)	(3,121)	(5)	(11,237)	(16)
Gross profit (3)	63,197	95	59,461	84
Fee-Based sales commission revenue (4)	60,478	69	61,641	70
Financing revenue, net of financing expense	15,008	9	15,043	9
Other income, net	537	0	—	0
Other fee-based services, title operations and other, net	1,847	1	2,264	1
Net carrying cost of VOI inventory	(5,878)	(3)	(2,908)	(2)
Selling and marketing expenses	(87,358)	(51)	(84,955)	(49)
General and administrative expenses - sales and marketing	(7,440)	(4)	(7,225)	(4)
Operating profit - sales of VOIs and financing	40,391	24%	43,321	25%
Add: Depreciation and amortization	1,507		1,606
Add: severance	594		—
Adjusted EBITDA - sales of VOI and financing	$42,492		$44,927

(1)	Developed VOI sales represent sales of VOIs acquired or developed by us as part of our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

	For the Nine Months Ended September 30,
	2019		2018
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$255,288	55%	$218,842	46%
Secondary Market sales	184,571	40	185,847	38
Fee-Based sales	237,793	51	246,773	52
JIT sales	9,157	2	32,274	7
Less: Equity trade allowances (6)	(223,182)	(48)	(205,625)	(43)
System-wide sales of VOIs	463,627	100%	478,111	100%
Less: Fee-Based sales	(237,793)	(51)	(246,773)	(52)
Gross sales of VOIs	225,834	49	231,338	48
Provision for loan losses (2)	(39,483)	(17)	(35,926)	(16)
Sales of VOIs	186,351	40	195,412	41
Cost of VOIs sold (3)	(17,541)	(9)	(19,838)	(10)
Gross profit (3)	168,810	91	175,574	90
Fee-Based sales commission revenue (4)	161,033	68	167,581	68
Financing revenue, net of financing expense	45,101	10	44,965	9
Other income, net	537	0	—	0
Other fee-based services, title operations and other, net	5,260	1	5,771	1
Net carrying cost of VOI inventory	(18,853)	(4)	(7,075)	(1)
Selling and marketing expenses	(235,580)	(51)	(233,961)	(49)
General and administrative expenses - sales and marketing	(60,823)	(13)	(20,869)	(4)
Operating profit - sales of VOIs and financing	65,485	14%	131,986	28%
Add: Depreciation and amortization	4,577		4,922
Add: severance	594		—
Add: Bass Pro Settlement	39,121		—
Adjusted EBITDA - sales of VOIs and financing	$109,777		$136,908

(1)	Developed VOI sales represent sales of VOIs acquired or developed by us as part of our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs.  Sales of VOIs were $66.3 million and $186.4 million during the three and nine months ended September 30, 2019, respectively, and $70.7 million and $195.4 million during the three and nine months ended September 30, 2018, respectively. Sales of VOIs are impacted by the factors described below in system-wide sales of VOIs. Gross sales of VOIs were reduced by $16.4 million and $39.5 million during the three and nine months ended September 30, 2019, respectively, and $14.5 million and $35.9 million during the three and nine months ended September 30, 2018, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing loans. Our provision for loan losses as a percentage of gross sales of VOIs was 20% and 17% during the three and nine months ended September 30, 2019, respectively, and 17% and 16% for the three and nine months ended September 30, 2018, respectively.  The percentage of our sales which were realized in cash within 30 days from sale was approximately 40% during the three months September 30, 2019 as compared to 39% during the three months ended September 30, 2018 and 42% during the nine months ended September 30, 2019 as compared to 41% during the nine months ended September 30, 2018.  The increases in the provision for loan losses were primarily due to an increase in average annual default rates, which we believe is due in large  part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters in the third quarter of 2019 were up 61% compared to the third quarter of 2018 and up 26% compared to the second quarter of 2019.  The increase in such defaults were primarily driven by higher attorney default activity for our resorts and owners located in Missouri, where we believe certain attorneys are currently targeting our customers.    See Note 10: Commitments and Contingencies to our consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions taken by us in connection therewith. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended September 30,
	2019	2018

Average annual default rates	8.59%	8.41%

	As of September 30,
	2019	2018

Delinquency rates	3.31%	2.79%

System-wide sales of VOIs.   System-wide sales of VOIs were $170.4 million and $463.6 million during the three and nine months ended September 30, 2019, respectively, and $173.3 million and $478.1 million during the three and nine months ended September 30, 2018, respectively. We estimate that system-wide sales of VOIs were adversely impacted by approximately $6.0 million and $5.8 million as a result of named hurricanes in September 2019 and 2018, respectively.  In addition, system-wide sales decreased during the three and nine months ended September 30, 2019 compared to comparable periods in 2018 due to a decrease in the average sales volume per guest (“VPG”) and a decrease in the number of guest tours.  We believe the decrease in the nine months ended September 30, 2019 was due in part to disruptions in staffing and operations at certain of our sales offices related to the issues with Bass Pro which were resolved when the parties entered into a settlement agreement in June 2019 (See Note 10: Commitments and Contingencies for additional information regarding this matter).

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

The following table sets forth certain information for system-wide sales of VOIs for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

Number of sales offices at period-end	26	25	4	26	25	4
Number of active sales arrangements with third-party clients at period-end	15	15	—	15	15	—
Total number of VOI sales transactions	11,613	10,955	6	30,530	30,959	(1)
Average sales price per transaction	$14,799	$15,988	(7)	$15,290	$15,576	(2)
Number of total guest tours	65,875	66,434	(1)	179,180	182,183	(2)
Sale-to-tour conversion ratio– total marketing guests	17.6%	16.5%	7	17.0%	17.0%	—
Number of new guest tours	40,914	42,118	(3)	109,451	113,621	(4)
Sale-to-tour conversion ratio– new marketing guests	14.4%	13.9%	4	14.0%	14.5%	(3)
Percentage of sales to existing owners	52.5%	50.7%	4	53.9%	51.0%	6
Average sales volume per guest	$2,609	$2,636	(1)	$2,605	$2,647	(2)

Cost of VOIs Sold.  During the three months ended September 30, 2019 and 2018, cost of VOIs sold was $3.1 million and $11.2 million, respectively, and represented 5% and 16%, respectively, of sales of VOIs. During the nine months ended September 30, 2019 and 2018, cost of VOIs sold was $17.5 million and $19.8 million, respectively, and represented 9% and 10%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized.  During the 2019 periods we acquired more Secondary Market VOI inventory compared to the 2018 period due to a temporary suspension of Secondary Market VOI inventory purchases in September 2018, in connection with a computer system conversion involving our sales and inventory process. In addition, during the 2019 periods our cost of sales benefited from sales of relatively lower cost VOIs as compared to the 2018 periods where sales were of relatively higher cost VOIs.

Fee-Based Sales Commission Revenue.  During the three months ended September 30, 2019 and 2018, we sold $87.6 million and $88.2 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $60.5 million and $61.6 million, respectively, in connection with those sales. During the nine months ended September 30, 2019 and 2018, we sold $237.8 million and $246.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $161.0 million and $167.6 million, respectively, in connection with those sales. The decreases in sales of third-party developer inventory on a commission basis during the 2019 periods were due primarily to the factors described above relating to the decrease in system-wide sales of VOIs. We earned an average sales and marketing commission of 69% and 68% during the three and nine months ended September 30, 2019, respectively, and 70% and 68% during the three and nine months ended September 30, 2018, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of our fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 is primarily related to the mix of developer sales at higher commission rates in the 2018 period as well as higher reserves for early tenured defaults in the 2019 period, which we refund to the third-party developers in certain circumstances.

Financing Revenue, Net of Financing Expense — Sales of VOIs.  Interest income on VOIs notes receivable was $20.0 million during each of the three months ended September 30, 2019 and 2018 which was partially offset by interest expense on receivable-backed debt of $5.1 million and $5.0 million, respectively. Interest income on VOIs notes receivable was $60.0 million and $59.3 million during the nine months ended September 30, 2019 and 2018, respectively, which was partially offset by interest expense on receivable-backed debt of $15.4 million and $14.3 million, respectively.  The decrease in finance revenue net of finance expense is a result of our higher cost of borrowing. Revenues from mortgage servicing of $1.6 million and $4.6 million during the three and nine months ended September 30, 2019, respectively, and $1.5 million and $4.4 million during the three and nine months ended September 30, 2018, respectively, are included in financing revenue, net of mortgage servicing expenses of  $1.6 million and $4.1 million during the three and nine months ended September 30, 2019, respectively, and $1.4 million and $4.4 million during the three and nine months ended September 30, 2018, respectively.

Other Fee-Based Services — Title Operations and Other, net.  During the three months ended September 30, 2019 and 2018, revenue from our title operations was  $3.4 million and $3.5 million, respectively, which was partially offset by expenses directly related to our title operations of $1.2 million during both periods. During the nine months ended September 30, 2019 and 2018, revenue from our title operations was $9.2 million and $9.4 million, respectively, which was partially offset by expenses directly related to our title operations of $3.6 million during both periods. Resort title fee revenue is recognized when escrow amounts are released and title documents are completed. Resort title fee revenue varies based on sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located.

Net Carrying Cost of VOI Inventory. The carrying cost of our VOI inventory was $9.2 million and $7.2 million during the three months ended September 30, 2019 and 2018, respectively, which was partially offset by rental and sampler revenues of $3.3 million and $4.3 million, respectively. The carrying cost of our inventory was $26.7 million and $20.1 million during the nine months ended September 30, 2019 and 2018, respectively, which was partially offset by rental and sampler revenues of $7.8 million and $13.0 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to our acquisition of the Éilan Hotel and Spa during April 2018, increased maintenance fees and developer subsidies associated with our increase in VOI inventory, decreased rentals of developer inventory and decreased net operating profits from our sampler program.

Selling and Marketing Expenses.  Selling and marketing expenses were $87.4 million and $235.6 million during the three and nine months ended September 30, 2019, respectively, and $85.0 million and $234.0 million during the three and nine months ended September 30, 2018, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 51% during both the three and nine months ended September 30, 2019 from 49% during both the three and nine months ended September 30, 2018. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs is primarily attributable to higher costs per guest tour and lower VPG.

Our agreement with Bass Pro previously provided for the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels.  As discussed herein, pursuant to the settlement agreement and amended marketing arrangement with Bass Pro, the settlement payment and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement.  If our amended agreement with Bass Pro does not generate a sufficient number of prospects and leads or is terminated or limited, we may not be able to successfully market and sell our products and services at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with our marketing efforts.   In addition, the amended arrangement with Bass Pro is expected to result in an annual 9% increase in our marketing costs as a percentage of sales from the program, based on increases in program fixed costs and anticipated VOI sales volumes from this marketing channel.  Should our VOI sales volumes be below expectations, the increase in cost of this marketing program would be higher than expected and our results of operations and cash flows would be adversely impacted.

General and Administrative Expenses — Sales and Marketing Operations.  General and administrative expenses attributable to sales and marketing operations were $7.4 million and $60.8 million during the three and nine months ended September 30, 2019, respectively, and $7.2 million and $20.9 million during the three and nine months ended September 30, 2018, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses attributable to sales and marketing operations was 4% and 13% during the three and nine months ended September 30, 2019 and 4% during both the three and nine months ended September 30, 2018.  Included in general and administrative expenses attributable to sales and marketing operations for the nine months ended September 30, 2019 was approximately $39.1 million related to the settlement of the dispute with Bass Pro in June 2019. In addition, accrued severance of $0.6 million pursuant to an agreement entered into with an executive during 2019 is included in severance within the Sales of VOIs and Financing segment.  See Note 10: Commitments and Contingencies to our unaudited consolidated financial statements included in Item 1 of this report for additional information regarding the Bass Pro settlement.

Resort Operations and Club Management

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands)	2019		2018		2019		2018
Resort operations and club management revenue	$50,566		$44,466		$142,628		$127,274
Resort operations and club management expense	(36,537)		(32,702)		(101,558)		(90,481)
Operating profit - resort operations and club management	14,029	28%	11,764	26%	41,070	29%	36,793	29%
Add: Depreciation	321		450		1,050		1,248
Add: severance	238		—		238		—
Adjusted EBITDA - resort operations and club management	$14,588		$12,214		$42,358		$38,041

Resort Operations and Club Management Revenue.  Resort operations and club management revenue increased 14% and 12% for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, respectively. Cost reimbursement revenue, which primarily consists of payroll and payroll related expenses for management of the HOAs and other services we provide where we are the employer, increased 25% during both the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018.  Net of cost reimbursement revenue, resort operations and club management revenues increased 7% and 5% for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, respectively.  Resort operations and club management revenues, net of cost reimbursement revenues, increased during the 2019 periods compared to the 2018 periods primarily as a result of the receipt of management fees for the full periods in 2019 related to managed resorts added during 2018 and higher third-party rental commissions. We managed 49 resort properties as of both September 30, 2019 and September 30, 2018.

Resort Operations and Club Management Expense. During both the three and nine months ended September 30, 2019, resort operations and club management expense increased 12% compared to the three and nine months ended September 30, 2018. This increase was primarily due to increased cost reimbursement expense and the timing of the new managed resorts described above.

Corporate and Other

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
General and administrative expenses - corporate and other	$(22,388)	$(20,262)	$(59,145)	$(60,723)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(2,364)	(3,637)	(9,339)	(9,521)
Other income, net	1,609	378	3,691	1,269
Add: Financing revenue - corporate and other	2,038	1,522	5,979	4,490
Less: Interest income (other than interest earned on VOI notes receivable)	(1,799)	(1,407)	(5,437)	(4,222)
Franchise taxes	112	56	171	180
(Gain) Loss on assets held for sale	(166)	18	(2,146)	9
Depreciation and amortization	1,757	1,113	4,826	2,917
Severance	1,092	—	1,092	751
Corporate and other	$(20,109)	$(22,219)	$(60,308)	$(64,850)

General and Administrative Expenses — Corporate and Other.  General and administrative expenses directly attributable to corporate overhead were $22.4 million and $59.1 million during the three and nine months ended September 30, 2019, respectively, and $20.3 million and $60.7 million during the three and nine months ended September 30, 2018, respectively. The increase in the three months ended September 30, 2019 was primarily attributable to an accrued $1.1 million pursuant to a transition agreement entered into with an executive during 2019.  The decrease in the nine months ended September 30, 2019 was primarily due to lower self-insured health care costs, lower legal expense and lower executive leadership compensation partially offset by higher severance expense.  See “Liquidity and Capital Resources” below for additional information.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations.  We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51% owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $2.4 million and $9.3 million during the three and nine months ended September 30, 2019, respectively, and $3.6 million and $9.5 million during the three and nine months ended September 30, 2018, respectively. The decrease in Adjusted EBITDA attributable to non-controlling interest for the three and nine months ended September 30, 2019 was primarily related to lower sales of VOIs, higher provision for loan losses and higher cost of VOIs sold at Bluegreen/Big Cedar Vacations during the 2019 periods as compared to the 2018 periods.

Interest Expense.  Interest expense not related to receivable-backed debt was $5.3 million and $14.6 million during the three and nine months ended September 30, 2019, respectively, and $4.2 million and $11.1 million during the three and nine months ended September 30, 2018, respectively.  The increase in interest expense during the three and nine months ended September 30, 2019 was primarily due to a higher weighted-average cost of borrowing and higher outstanding debt balances during the 2019 periods as compared to the 2018 periods.  Additionally, in September 2019, we paid off our 2013 Notes Payable and in connection with this repayment, we wrote off unamortized debt issuance costs of $0.4 million which contributed to the increase in interest expense for the three and nine months ended September 30, 2019.

Other Income, net. Other income, net was $2.1 million and $4.2 million during the three and nine months ended September 30, 2019, respectively, and $0.4 million and $1.3 million during the three and nine months ended September 30, 2018, respectively. These increases in other income, net were primarily related to a land sale during June 2019 resulting in a gain of $2.0 million and $1.7 million in Hurricane Irma business interruption insurance proceeds received in July 2019.

Provision for Income Taxes. Provision for income taxes was $9.1 million and $25.0 million for the nine months ended September 30, 2019 and 2018, respectively.  Our effective income tax rate was approximately 27% for both the nine months ended September 30, 2019 and 2018.  Effective income tax rates for interim periods are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. For further information, see Notes 2 and 11 to our unaudited Consolidated Financial Statements included in Item 1 of this report.

Changes in Financial Condition

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2019	2018

Net cash provided by operating activities	$50,325	$45,742
Net cash used in investing activities	(15,253)	(24,347)
Net cash used in financing activities	(77,030)	(14,413)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(41,958)	$6,982

Cash Flows from Operating Activities

Our operating cash flow increased $4.6 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due primarily to approximately $14.2 million in decreased spending on acquisition and development of inventory in the 2019 period as compared to the 2018 period, a $7.7 million reduction in income tax payments and an increase in cash flow from changes in working capital, partially offset by the $20.0 million payment made to Bass Pro in June 2019 pursuant to the settlement agreement described above.  See Note 10: Commitments and Contingencies to our unaudited consolidated financial statements included in Item 1 of this report for additional information regarding the Bass Pro settlement.

Cash Flows from Investing Activities

Cash used in investing activities decreased $9.1 million during the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to lower spending on purchases of property and equipment during the 2019 period, as well as $3.2 million in net proceeds received for the sale of land during the 2019 period.

Cash Flows from Financing Activities

Cash used in financing activities increased $62.6 million during the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to net repayments of lines-of-credit and notes payable and receivable-backed notes payable during the 2019 period compared to net borrowings on such facilities during the 2018 period. In addition, during the nine months ended September 30, 2019 we paid $38.0 million of dividends compared to $33.6 million of dividends during the same period of 2018. These reductions in cash flow were partially offset by the fact that there were no distributions to the non-controlling interest in Bluegreen /Big Cedar Vacations during the 2019 period compared to $4.9 million during the 2018 period.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Due to the consumer travel patterns we typically see more tours and experience higher VOI sales during the second and third quarters.

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

While the vacation ownership business has historically been capital intensive and we may from time to time pursue transactions or activities which may require significant capital investment and adversely impact near term cash flows, we have generally sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting our capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through  secondary market or JIT  arrangements.

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in our continued liquidity. A financed VOI buyer is generally only required to provide a minimum of 10% to 20% of the purchase price in cash or equity at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been critical into our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Development expenditures during the remainder of 2019 are expected to be in a range of $10.0 million to $15.0 million, which primarily relate to development at one of the Bluegreen/Big Cedar Vacations resorts,  refurbishments at our Blue Ridge Village Resort in Banner Elk, North Carolina and refurbishments at certain other resorts.

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOIs. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisitions of JIT and secondary market inventory during the remainder of 2019 is expected to range from $1.0 million to $5.0 million.

In addition, capital expenditures in connection with sales and marketing facilities as well as for information technology capital expenditures are expected to be between $5.0 million and $10.0 million during the remainder of 2019.

Available funds may also be used to acquire other businesses or assets, invest in other real estate based opportunities, or to fund loans to affiliates or others.

During each of the first, second, and third quarters of 2019, we paid a cash dividend of $0.17 per share on our common stock, which totaled $12.7 million each quarter and $38.0 million in the aggregate.  During each of the first, second, and third quarters of 2018, we paid a cash dividend of $0.15 per share on our common stock, which totaled $11.2 million each quarter and $33.6 million in the aggregate. We intend to pay regular quarterly cash dividends on our common stock, subject to declaration by, and the discretion of, our board of directors and limitations contained in our credit facilities.  On October 30, 2019, we declared a quarterly cash dividend of $0.13 per share on our common stock, or $9.7 million in the aggregate.

In April 2015, one of our wholly owned subsidiaries provided an $80.0 million loan to BBX Capital. Amounts outstanding bear interest at 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at the end of the five-year term of the loan. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us to remain in compliance with covenants under our outstanding indebtedness. During each of the three months ended September 30, 2019 and 2018, we recognized $1.2 million of interest income on the loan to BBX Capital. During each of the nine months ended September 30, 2019 and 2018, we recognized $3.6 million of interest income on the loan to BBX Capital.

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

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell our VOI notes receivable.  As of September 30, 2019, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of September 30, 2019	Outstanding Balance as of September 30, 2019	Availability as of September 30, 2019	Advance Period Expiration; Borrowing Maturity as of September 30, 2019	Borrowing Rate; Rate as of September 30, 2019
Liberty Bank Facility	$50,000	$28,247	$21,753	March 2020; March 2023	Prime Rate; floor of 4.00%; 5.25%
NBA Receivables Facility	70,000	35,809	34,191	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%; 4.79%
Pacific Western Facility	40,000	30,848	9,152	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 4.92%
KeyBank/DZ Purchase Facility	80,000	19,035	60,965	December 2019; December 2022	30 day LIBOR +2.75%; 4.84% (1)
Quorum Purchase Facility	50,000	44,865	5,135	June 2020; December 2032	(2)
	$290,000	$158,804	$131,196

(1)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. As described in further detail below, the interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(2)

Of the amounts outstanding under the Quorum Purchase Facility at September 30, 2019, $3.4 million accrues interest at a rate per annum of 4.75%, $23.8 million accrues interest at a fixed rate of 4.95%, $1.8 million accrues interest at a fixed rate of 5.0%, $14.5 million accrues interest at a fixed rate of 5.1%, and $1.4 million accrues interest at a fixed rate of 5.50%.

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

Pacific Western Facility.  We have a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million subject to eligible collateral and customary terms and conditions. The revolving advance period expires in September 2021 and the Pacific Western Facility matures in September 2024 (in each case, subject to an additional 12-month extension at the option of Pacific Western Bank). Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which we believe are typically consistent with loans originated under our current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible

“B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. All borrowings outstanding under the Pacific Western Facility accrue interest at an annual rate equal to 30-day LIBOR plus 3.00%; provided, however, that a portion of the borrowings, to the extent such borrowings are in excess of established debt minimums, will accrue interest at 30-day LIBOR plus 2.75%. Subject to the terms of the facility, principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance being due by maturity. The facility has limited recourse not to exceed $10.0 million.

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

Quorum Purchase Facility.   Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. The revolving purchase period expires on June 30, 2020.  The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by all parties. The loan purchase fee applicable to future advances is 0.25% and the maturity of the Quorum Purchase Facility is in December 2032.  Of the amounts outstanding under the Quorum Purchase Facility at September 30, 2019, $3.4 million accrues interest at a rate per annum of 4.75%, $23.8 million accrues interest at a fixed rate of 4.95%, $1.8 million accrues interest at a fixed rate of 5.0%, $14.5 million accrues interest at a fixed rate of 5.1%, and $1.4 million accrues interest at a fixed rate of 5.50%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders, In October 2019, we amended the facility and increased the facility to $225.0 million.  The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50%, depending on our leverage ratio, are collateralized by certain of our VOI inventories, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. At closing, we borrowed the entire $100.0 million term loan and $30.0 million under the revolving line of credit. Proceeds were used to repay the outstanding balance on the existing Fifth Third Syndicated Credit Facility, repay $3.6 million on the existing Fifth Third Bank Note Payable and expenses and fees associated with the amendment with the remainder to be used for general corporate purposes. As of September 30, 2019, outstanding borrowings under the facility (prior to the October amendment and repayment) totaled

$96.1 million, including $21.1 million under the Fifth Third Syndicated Term Loan with an interest rate of 5.08%, and $75.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 4.88%.

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

The following table summarizes the contractual minimum principal and interest payments required on all of our outstanding debt and non-cancelable operating leases and settlement agreement commitments by period due date, as of September 30, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$14,503	$94,163	$333,609	$(5,515)	$436,760
Lines-of-credit and notes payable	6,371	110,772	2,574	—	(672)	119,045
Jr. subordinated debentures (1)	—	—	—	110,827	—	110,827
Noncancelable operating leases (2)	6,237	9,836	5,533	11,826	—	33,432
Bass Pro Settlement (3)	4,000	8,000	8,000	—	—	20,000
Total contractual obligations	16,608	143,111	110,270	456,262	(6,187)	720,064

Interest Obligations (4)

Receivable-backed notes payable	17,683	35,109	29,603	93,671	—	176,066
Lines-of-credit and notes payable	5,817	6,660	37	—	—	12,514
Jr. subordinated debentures	7,919	15,838	15,838	90,072	—	129,667
Total contractual interest	31,419	57,607	45,478	183,743	—	318,247
Total contractual obligations	$48,027	$200,718	$155,748	$640,005	$(6,187)	$1,038,311

(1)	Amounts do not include purchase accounting adjustments for junior subordinated debentures of $38.9 million.
(2)	Amounts represent the cash payment for leases and includes interest of $9.9 million.
(3)	Amounts represent the cash settlement to Bass Pro and includes imputed interest of $2.4 million.
(4)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2019.

In December 2018, we entered into an agreement with an executive in connection with his retirement. Pursuant to the terms of the agreement, we agreed to make payments totaling $2.0 million through December 2019, $0.3 million of which remained accrued as of September 30, 2019.  Effective September 2019, we entered into an agreement with another executive in connection with his transition to a part-time position.  Pursuant to the terms of the agreement, we agreed to make payments totaling $1.1 million through September 2020, all of which was accrued as of September 30, 2019.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the nine months ended September 30, 2019 and 2018, we made payments related to such subsidies of $10.5 million and $2.2 million, respectively. As of September 30, 2019, we had $8.0 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited Consolidated Balance Sheet as of such date. As of December 31, 2018, we had no accrued liabilities for such subsidies.

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

As previously described, pursuant to the settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20 million and agreed to make five annual payments to Bass Pro of $4 million each commencing in 2020.  In addition, in lieu of the commission payable to Bass Pro as previously contemplated by our marketing agreement with Bass Pro, we will now pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that we are accessing (excluding sales at retail stores which are designated to provide tours to  Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). We also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000.  The fixed annual fee will be prorated for 2019.  We will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021, provided that the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the settlement agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year.

Off-balance-sheet Arrangements

As of September 30, 2019, we did not have any “off-balance sheet” arrangements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremey Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russel Walters, elaine Walters, and Mike Ericson v. Bluegreen Corporation, Case No.: 2018CA004782, 15 Judicial Circuit Court, Palm Beach County, Florida

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against us which asserted claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation.  However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently on October 15, 2019, the Court entered an order granting our summary judgement and dismissed all claims.

On March 15, 2018, Bluegreen Vacations Unlimited (“BVU”), our wholly-owned subsidiary, entered into an Agreement for Purchase and Sale of Assets with T. Park Central, LLC, O. Park Central, LLC, and New York Urban Ownership Management, LLC, (collectively “New York Urban”) (“Purchase and Sale Agreement”), which provides for the purchase of The Manhattan Club inventory over a number of years and the assumption of  the management contract with The Manhattan Club HOA  anticipated to occur in 2021.  On October 7, 2019, New York Urban initiated arbitration proceedings against BVU alleging that The Manhattan Club HOA (of which BVU is a member) is obligated to pay an increased management fee to a New York Urban affiliate and that this higher amount would be the benchmark for BVU’s purchase of the management contract under the parties’ Purchase and Sale Agreement.  New York Urban is also seeking damages in the arbitration proceedings in excess of $10 million for promissory estoppel and tortious interference.  BVU has denied New York Urban’s claims and has declared New York Urban in default under the Purchase and Sale Agreement for, among other things, initiating arbitration in violation of the Purchase and Sale Agreement. BVU has informed NY Urban that it would not proceed with its inventory purchases until New York Urban’s defaults are cured.  The Purchase and Sale Agreement provides that in the event of a breach, the nonbreaching party may either waive the breach or terminate the Purchase and Sale Agreement as its sole and exclusive remedy.

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

BLUEGREEN VACATIONS CORPORATION

October 31, 2019	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Executive Vice President, Chief Financial Officer and Treasurer