Form 10-K
period 2019-12-31
BLUEGREEN VACATIONS CORP
filed 2020-03-12
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2019, the last trading day of the registrants most recently completed second fiscal quarter, was $84.0 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 28, 2020, there were 74,362,693 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLUEGREEN VACATIONS CORPORATION

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2019

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to our future financial performance, business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others:

•adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•adverse changes to, expirations or terminations of, or interruptions in, business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances, and the risk that our business relationship with Bass Pro under the revised terms of our marketing agreement may not be as profitable as under the prior terms, or at all, or otherwise result in the benefits anticipated;

•the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•decreased demand from prospective purchasers of vacation ownership interests (“VOIs”);

•our ability to maintain inventory of VOIs for sale;

•the availability of financing and our ability to sell, securitize or borrow against our consumer loans;

•adverse events or trends in vacation destinations and regions where the resorts in our network are located, including weather-related events;

•our indebtedness may impact our financial condition and results of operations, and the terms of our indebtedness may limit, among other things, our activities and ability to pay dividends, and we may not comply with the terms of our indebtedness;

•changes in our senior management;

•our ability to comply with regulations applicable to the vacation ownership industry or otherwise related to our business and activities, and the costs of compliance efforts or a failure to comply;

•our ability to successfully implement our growth strategy and plans and the impact they may have on our results and financial conditions, including that any increased developed VOI sales efforts may not be successful and may impact our cash flows;

•our ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives;

•our ability to enhance the Vacation Club experience for our Vacation Club owners and risks related to our efforts and expenses in connection therewith, including that expenses may be greater than anticipated;

•our customers’ compliance with their payment obligations under financing provided by us, the increased presence and efforts of “timeshare-exit” firms and the success of actions which we may take in connection therewith, and the impact of defaults on our operating results and liquidity position;

•the ratings of third-party rating agencies, including the impact of any downgrade on our ability to obtain, renew or extend credit facilities, or otherwise raise funds;

•changes in our business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact our revenue, operating results and financial condition, and such expenses as well as our investments, including investments in new and expanded sales offices, and other sales and marketing initiatives, including screening methods and data driven analysis, may not achieve the desired results;

•technology and other changes and factors which may impact our telemarketing efforts, including new cell phone technologies that identify or block marketing vendor calls;

•the impact of the resale market for VOIs on our business, operating results and financial condition;

•risks associated with our relationships with third-party developers, including that third-party developers who provide VOIs to be sold by us pursuant to fee-based services or just-in-time arrangements may not provide VOIs when planned and that third-party developers may not fulfill their obligations to us or to the homeowners associations that maintain the resorts they developed;

•risks associated with legal proceedings and regulatory proceedings, examinations or audits of our operations including claims of noncompliance with applicable regulations or for development related defects, and the impact they may have on our financial condition and operating results, including the costs associated with regulatory compliance;

•audits of our or our subsidiaries’ tax returns, including that they may result in the imposition of additional taxes;

•environmental liabilities, including claims with respect to mold or hazardous or toxic substances, and their impact on our financial condition and operating results;

•risks that public health issues, such as the recent coronavirus outbreak, and natural disasters, including hurricanes, may adversely impact the Company’s financial condition and operating results;

•any damage to physical assets or interruption of access to physical assets or operations resulting from public health issues, such as the recent coronavirus outbreak, or from hurricanes, earthquakes, fires, floods, windstorms or other natural disasters, which may increase in frequency or severity due to climate change or other factors;

•our ability to maintain the integrity of internal or customer data, the failure of which could result in damage to our reputation and/or subject us to costs, fines or lawsuits;

•risks related to potential business expansion or other opportunities that we may pursue, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful;

•the updating of, and developments with respect to, technology, including the cost involved in updating our technology and the impact that any failure to keep pace with developments in technology could have on our operations or competitive position, and our information technology expenditures may not result in the expected benefits;

•the impact on our consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards; and

•other risks and uncertainties inherent to our business, the vacation ownership industry and the ownership of our common stock, including those discussed in the “Risk Factors” section of, and elsewhere in, this Annual Report on Form 10-K.

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

References to “Adjusted EBITDA” means earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes, loss (gain) on assets held for sale, depreciation and amortization, amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations, LLC (“Bluegreen/Big Cedar”) (in which we own a 51% interest), and items that we believe are not representative of ongoing operating results. Accordingly, amounts paid, accrued or incurred in connection with the Bass Pro Settlement in June 2019 as described herein were excluded in the computation of Adjusted EBITDA for the year ended December 31, 2019. For purposes of the Adjusted EBITDA calculation for any period, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the operations of our business. Refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics Used by Management” for further discussion of Adjusted EBITDA and certain other financial metrics which we believe represent important operating measures.

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

Trademarks, Service Marks and Trade Names

We own or have rights to use a number of registered and common law trademarks, trade names and service marks in connection with our business, including, but not limited to, Bluegreen, Bluegreen Resorts, Bluegreen Vacations, Bluegreen Traveler Plus, Bluegreen Vacation Club, Bluegreen Wilderness Club at Big Cedar and the Bluegreen Logo. This Annual Report on Form 10-K also refers to trademarks, trade names and service marks of other organizations. Without limiting the generality of the preceding sentence, World Golf Village is registered by World Golf Foundation, Inc.; Big Cedar, Cabela’s and Bass Pro Shops are registered by Bass Pro Trademarks, LP; Ascend, Ascend Hotel Collection, Ascend Resort Collection, Choice Privileges, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria, MainStay Suites, Econo Lodge and Rodeway Inn are registered by Choice Hotels International, Inc.; and Suburban Extended Stay Hotel is registered by Suburban Franchise Systems, Inc. All trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, the trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but such references are not intended to indicate in any way that we or the owner will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks.

Item 1. Business.

Our Business

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 220,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to over 11,350 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within our core demographic, which is described below.

Prior to 2009, our vacation ownership business consisted solely of the sale of VOIs in resorts that we had developed or acquired (“developed VOI sales”). While we continue to conduct such sales and development activities, we also derive a significant portion of our revenue from our capital-light business model, with the goal of utilizing our expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Our capital-light business activities include sales of VOIs owned by third-party developers pursuant to which we are paid a commission (“fee-based sales”) and sales of VOIs that we purchase under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition, we provide resorts and resort developers with other fee-based services, including resort management, mortgage servicing, title services and construction management. We also offer financing to qualified VOI purchasers, which generates significant interest income.

(1)Excludes “Other Income, Net” which primarily consists of business interruption insurance proceeds during 2019.

Our Vacation Club has grown from approximately 170,000 owners as of December 31, 2012 to approximately 220,000 owners as of December 31, 2019. We primarily serve a demographic we consider generally underpenetrated within the vacation ownership industry, as the typical Vacation Club owner has an average annual household income of approximately $79,000 as compared to an industry average of $86,000. According to U.S. census data, households with an annual income of $50,000 to $100,000 represents approximately 30% of the total population. We believe our ability to effectively scale our transaction size to suit our customer, as well as our high-quality, conveniently-located, “drive-to” resorts are key to attracting our core target demographic.

Our History

We were organized in 1985 as a Massachusetts corporation named Patten Corporation, primarily focused on retail land sales to consumers. In 1994, we entered into the vacation ownership industry. In 1996, we changed our name to Bluegreen Corporation. From 1986 through April 2, 2013, our common stock was publicly listed and traded on the NYSE. On April 2, 2013, Woodbridge Holdings Corporation (“Woodbridge”), a wholly owned subsidiary of BBX Capital Corporation (NYSE: BBX) (“BBX Capital”), acquired all of the shares of our common stock not previously owned by it, and we became a wholly-owned subsidiary of Woodbridge. BBX Capital is a Florida-based publicly traded diversified holding company. On March 10, 2014, we were redomiciled from a Massachusetts corporation to a Florida corporation. On September 25, 2017, we changed our name to Bluegreen Vacations Corporation. On November 17, 2017, we consummated the initial public offering of our common stock. BBX Capital continues to own approximately 90% of our outstanding common stock through its wholly owned subsidiary. Our common stock trades on the NYSE under the symbol “BXG.”

Our Reportable Segments

We report our results of operations through two reportable segments: (i) Sales of VOIs and financing; and (ii) resort operations and club management.

Our sales of VOIs and financing segment includes our marketing and sales activities related to the VOIs that we own, sales of VOIs through fee-based arrangements with third-party developers, consumer financing activities in connection with sales of VOIs that we own, and our provision of title services through a wholly-owned subsidiary.

Our resort operations and club management segment includes our provision of management services to our Vacation Club and to a majority of the homeowners associations (“HOAs”) of the resorts within our Vacation Club. In connection with those services, we also provide club reservation services, services to owners and billing and collections services to our Vacation Club and certain HOAs. Additionally, we generate revenue within our resort operations and club management segment from our Traveler Plus program, food and beverage and other retail operations, the provision of rental services to third parties, and the management of construction activities of certain of our fee-based clients.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17: Segment Reporting to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our reportable segments.

Our Products

Vacation Ownership Interests

Since entering the vacation ownership industry in 1994, we have generated over 711,000 VOI sales transactions, including over 167,000 fee-based sales transactions. Our Vacation Club owners receive an annual or biennial allotment of “points” in perpetuity (supported by an underlying deeded VOI held in trust for the owner) that may be used to stay at any of our 45 Club Resorts and 23 Club Associate Resorts. Vacation Club owners can use their points to stay in resorts for varying lengths of time, starting at a minimum of two nights. The number of points required for a stay at a resort depends on a variety of factors, including resort location, size of the unit, vacation season and the days of the week. Under this system, Vacation Club owners can select vacations according to their schedules, space needs and available points. Subject to certain restrictions and fees, Vacation Club owners are typically allowed to carry over any unused points for one year and to “borrow” points from the next year. Vacation Club owners may also take advantage of various other lodging and vacation opportunities available to them as described under “Value Proposition” below.

Each of our Club Resorts and Club Associate Resorts is managed by an HOA, which is governed by a board of directors or trustees. The board hires a management company to which it delegates many of the rights and responsibilities of the HOA, including landscaping, security, housekeeping, garbage collection, utilities, insurance procurement, laundry and repairs and maintenance. Vacation Club owners pay annual maintenance fees which cover the costs of operating all of the resorts in the Vacation Club system, including fees for real estate taxes and reserves for capital improvements. If a Vacation Club owner does not pay such charges, his or her use rights may be suspended and ultimately terminated, subject to the applicable lender’s first mortgage lien, if any, on such owner’s VOI. We provide management services to 49 resorts and the Vacation Club through contractual arrangements with HOAs. We have a 100% renewal rate on management contracts from our Club Resorts.

Value Proposition

Our Vacation Club’s points-based platform offers owners significant flexibility. As reflected in the chart below, basic Vacation Club ownership entitles owners to use their points to stay at any of our 45 Club Resorts and 23 Club Associate Resorts, as well as to access more than 4,300 resorts available through the Resort Condominiums International, LLC (“RCI”) exchange network. For a nominal annual fee and transaction fees, Vacation Club owners can join and utilize our Traveler Plus program, which enables them to use their points to access an additional 46 direct exchange resorts, and other vacation experiences, such as cruises. Vacation Club owners can convert their Vacation Club points into Choice Privileges points, which can be used for stays in Choice Hotels’ properties. In addition, Traveler Plus members can directly use their Vacation Club points for stays in Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels located in the United States, Canada, Europe, Australia and Latin America. Overall, there are more than 7,000 hotels in the Choice Hotels network, located in over 40 countries and territories, and Choice Hotels’ brands include the Ascend Hotel Collection, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria Hotels and Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge and Rodeway Inn. We continuously seek new ways to provide value to our Vacation Club owners, including enhanced product offerings, new resort locations, broader vacation experiences and further technological innovation, all of which are designed to increase guest satisfaction.

Basic ownership(1):
(100% of owners)

bluegreenvacations

68 quality resorts in popular destinations

RCI

4,300 resorts in 110+ countries

Significant vacation flexibility, including destination, length of stay and borrow-and-save options(2)

bluegreenvacations

The Bluegreen Vacation Club provides access to a variety of destinations and resort types

Optional Traveler Plus™ program:
$59.00 incremental annual fee
(67% of owners)(3)

CHOICE HOTELS

7,000 hotels in 40 countries

Norwegian Cruise Line, Carnival, Crystal, Royal Caribbean International, Holland America Line

Cruise packages

Select Connections, prizzma

46 internal direct exchange resorts

Interval International, Coast to Coast

Additional vacation options

Discounts at various hotels, restaurants, retail and leisure establishments and rental car agencies

(1) Requires annual payment of maintenance fees and club dues to the Vacation Club.
(2) Ability to borrow additional points for 1 year or rollover up to 1 year's worth of points for a one-time fee.
(3) Membership as of December 31, 2019.

Approximately 67% of Vacation Club owners are enrolled in Traveler Plus. During the year ended December 31, 2019, approximately 7% of Vacation Club owners utilized the RCI exchange network.

Vacation Club Resort Locations and Amenities

As shown in the map below, our Vacation Club resorts are primarily located on the U.S. East Coast and Midwest. The 46 direct-exchange resorts available to Traveler Plus members are concentrated along the West Coast and Hawaii. We believe that, together, this provides a broad geographic offering of resorts available to our Vacation Club owners.

WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MS
MI
IN
KY
TN
AL
OH
GA
FL
SC
NC
VA
WV
PA
MD
DE
NJ
NY
VT
NH
ME
MA
CT
Percent of Owner Population by State
6–9%
4–5%
2–3%
< 2%
Bluegreen Club Resorts (42)
Bluegreen Club Resorts - Big Cedar JV (3)
Club Associate Resorts (23)
Kauai
Niihau
Oahu
Molokai
Lanai
Maui
Hawaii
ARUBA

Vacation Club resorts are primarily “drive-to” resort destinations as approximately 88% of our Vacation Club owners live within a four-hour drive of at least one of our resorts. Our resorts are generally located in popular vacation destinations, such as Florida, South Carolina, North Carolina, Tennessee, Virginia, Texas, Louisiana, and Nevada, and represent a diverse mix of resort and urban destinations, allowing Vacation Club owners the ability to customize their vacation experience. In addition, we offer our Vacation Club owners access to Aruba.

Our resort network also offers a diverse mix of experiences and accommodations. Unlike some of our competitors that maintain static brand design standards across resorts and geographies, we seek to design resorts that capture the uniqueness of a particular location. Our distinctive resorts are designed to create an authentic experience and connection to their unique and varied locations.

Our resorts typically feature condominium-style accommodations with amenities such as fully equipped kitchens, entertainment centers and in-room laundry appliances. Many resorts feature a clubhouse (including a pool, game room, lounge), hotel-type staff and concierge services.

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

Vacation Club Resorts

	Club Resorts	Location	Total units (1)	Managed by Us (2)	Fee-Based or JIT sales (3)	Sales center (6)
1	Cibola Vista Resort and Spa	Peoria, Arizona	343	✓	✓	✓
2	La Cabana Beach Resort & Casino(4)	Oranjestad, Aruba	449
3	The Club at Big Bear Village	Big Bear Lake, California	38	✓
4	The Innsbruck Aspen	Aspen, Colorado	17	✓	✓
5	Via Roma Beach Resort	Bradenton Beach, Florida	28	✓
6	Daytona SeaBreeze	Daytona Beach Shores, Florida	78	✓		✓
7	Resort Sixty-Six	Holmes Beach, Florida	28	✓
8	The Hammocks at Marathon	Marathon, Florida	58	✓
9	The Fountains, Lake Eve and Oasis Lakes	Orlando, Florida	842	✓	✓	✓
10	Orlando’s Sunshine Resort I & II	Orlando, Florida	84	✓
11	Casa del Mar Beach Resort	Ormond Beach, Florida	118	✓
12	Grande Villas at World Golf Village & The Resort at World Golf Village	St. Augustine, Florida	214	✓		✓
13	Bluegreen at Tradewinds	St. Pete Beach, Florida	160	✓	✓	✓
14	Solara Surfside	Surfside, Florida	60	✓		✓
15	Studio Homes at Ellis Square	Savannah, Georgia	28	✓	✓	✓
16	The Hotel Blake	Chicago, Illinois	160	✓	✓	✓
17	Bluegreen Club La Pension	New Orleans, Louisiana	64	✓		✓
18	Marquee	New Orleans, Louisiana	94	✓	✓	✓
19	The Soundings Seaside Resort	Dennis Port, Massachusetts	69	✓	✓
20	Mountain Run at Boyne & Hemlock	Boyne Falls, Michigan	205	✓		✓
21	The Falls Village	Branson, Missouri	293	✓		✓
22	Paradise Point Resort(5)	Hollister, Missouri	150	✓
23	Bluegreen Wilderness Club at Big Cedar(5)	Ridgedale, Missouri	427	✓		✓
24	The Cliffs at Long Creek(5)	Ridgedale, Missouri	106	✓
25	Bluegreen Club 36	Las Vegas, Nevada	476	✓		✓
26	South Mountain Resort	Lincoln, New Hampshire	116	✓	✓	✓
27	Blue Ridge Village I,II and III	Banner Elk, North Carolina	132	✓
28	Club Lodges at Trillium	Cashiers, North Carolina	50	✓	✓
29	The Suites at Hershey	Hershey, Pennsylvania	78	✓
30	The Lodge Alley Inn	Charleston, South Carolina	90	✓		✓
31	King 583	Charleston, South Carolina	50	✓	✓
32	Carolina Grande	Myrtle Beach, South Carolina	118	✓		✓
33	Harbour Lights	Myrtle Beach, South Carolina	324	✓		✓
34	Horizon at 77th	Myrtle Beach, South Carolina	88	✓	✓
35	SeaGlass Tower	Myrtle Beach, South Carolina	136	✓
36	Shore Crest Vacation Villas I & II	North Myrtle Beach, South Carolina	240	✓		✓
37	MountainLoft I & II	Gatlinburg, Tennessee	394	✓		✓
38	Laurel Crest	Pigeon Forge, Tennessee	298	✓		✓
39	Eilan Hotel and Spa	San Antonio, Texas	163	✓		✓
40	Shenandoah Crossing	Gordonsville, Virginia	136	✓		✓
41	Bluegreen Wilderness Traveler at Shenandoah	Gordonsville, Virginia	146	✓
42	BG Patrick Henry Square	Williamsburg, Virginia	130	✓	✓	✓
43	Parkside Williamsburg Resort	Williamsburg, Virginia	107	✓	✓
44	Bluegreen Odyssey Dells & Pirate's Lodge	Wisconsin Dells, Wisconsin	92	✓
45	Christmas Mountain Village	Wisconsin Dells, Wisconsin	381	✓		✓
		Total Units	7,858

	Club Associate Resorts	Location	Managed by Us (2)	Fee-Based or JIT sales (3)
1	Paradise Isle Resort	Gulf Shores, Alabama
2	Shoreline Towers Resort	Gulf Shores, Alabama
3	Dolphin Beach Club	Daytona Beach Shores, Florida	✓
4	Fantasy Island Resort II	Daytona Beach Shores, Florida	✓
5	Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
6	Tropical Sands Resort	Fort Myers Beach, Florida
7	Windward Passage Resort	Fort Myers Beach, Florida
8	Gulfstream Manor	Gulfstream, Florida	✓
9	Outrigger Beach Club	Ormond Beach, Florida
10	Landmark Holiday Beach Resort	Panama City Beach, Florida
11	Ocean Towers Beach Club	Panama City Beach, Florida
12	Panama City Resort & Club	Panama City Beach, Florida
13	Surfrider Beach Club	Sanibel Island, Florida
14	Petit Crest Villas and Golf Club Villas at Big Canoe	Marble Hill, Georgia
15	Pono Kai Resort	Kapaa (Kauai), Hawaii
16	The Breakers	Dennis Port, Massachussetts	✓	✓
17	Lake Condominiums at Big Sky	Big Sky, Montana
18	Foxrun Townhouses	Lake Lure, North Carolina
19	Sandcastle Village II	New Bern, North Carolina
20	Waterwood Townhouses	New Bern, North Carolina
21	Bluegreen at Atlantic Palace	Atlantic City, New Jersey
22	The Manhattan Club	New York, New York
23	Players Club	Hilton Head Island, South Carolina

(1)Represents the total number of units at the Club Resort. Owners in the Vacation Club have the right to use most of the units at each Club Resort in connection with their VOI ownership.

(2)Resorts managed by Bluegreen Resorts Management, Inc., our wholly-owned subsidiary (“Bluegreen Resorts Management”).

(3)These resorts, or a portion thereof, were developed by third-parties, and we have sold VOIs on their behalf or have arrangements to acquire such VOIs as part of our capital-light business strategy.

(4)This resort is managed by Casa Grande Cooperative Association I, which has contracted with Bluegreen Resorts Management to provide management consulting services to the resort. The services provided by Bluegreen Resorts Management to this resort pursuant to such agreement are similar in nature to, but less extensive than, the services provided by us or our subsidiaries to the other resorts listed in the table as “Managed by Us.”

(5)This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations.

(6)In addition to the sales centers identified in the table, we also operate a sales center in Memphis, Tennessee.

Marketing and Sale of Inventory

VOI sales are typically generated by attracting prospective customers to tour a resort and attend a sales presentation. Our sales and marketing platform utilizes a variety of methods to attract prospective customers, drive tour flow and sell VOIs in our Vacation Club. We primarily utilize marketing alliances with nationally-recognized brands, which provide access to venues which target consumers generally matching our core demographic. In addition, we source sales prospects through programs which generate leads at high-traffic venues and in high-density tourist locations and events, as well as from telemarketing and referrals from existing owners and other guests at our properties.

Many of our marketing programs involve the sale of a discounted vacation package that typically includes a two to three night stay in close proximity to one of our resort sales offices and requires participation in a sales presentation (a sales tour). Vacation packages are typically sold either in retail establishments, such as Bass Pro stores and outlet malls, or via telemarketing. During the year ended December 31, 2019, we sold over 243,000 vacation packages and 44% of our VOI sales were derived from vacation packages. As of December 31, 2019, we had a pipeline of over 190,000 vacation packages sold, which have generally converted to tours at a rate of 55%.

Bluegreen Vacations Unlimited (“BVU”), our wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. We believe that Bass Pro has a loyal customer base that strongly matches our core demographic.

On May 24, 2019, we received notice from Bass Pro and its affiliates that it was terminating the marketing agreement based on the failure to cure the alleged breaches and we were removed from all Bass Pro retail stores. BVU subsequently filed a counter claim against Bass Pro and Big Cedar LLC. On June 13, 2019, we entered into a settlement agreement which resolved the litigation and reinstated and amended the marketing agreement. Pursuant to the terms of the settlement agreement, Bass Pro agreed to reinstate BVU’s access to Bass Pro’s marketing channels, including Bass Pro and Cabela’s retail stores. Additionally, with no admission of any wrongdoing, we paid Bass Pro $20.0 million and agreed to pay Bass Pro $4.0 million on each January 1 from 2020 through 2024; and we also agreed that Bass Pro would retain $1.5 million of an amount prepaid to them earlier in 2019 under the marketing agreement. Additionally, our agreement was amended to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that BVU accesses (excluding retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar Feeder Stores”) plus $32 per net vacation package sold (less cancellations and refunds within 45 days of sale) in lieu of our previous commission based fees. We also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. The fixed annual fee was prorated for 2019. Subject to the terms and conditions of our agreement, we will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. However, the minimum number of Bass Pro and Cabela’s retail stores on which we pay the fixed annual fee may be reduced under certain circumstances, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. The parties also executed mutual waivers and releases and agreed to the dismissal of the litigation.

As of December 31, 2019, we sold vacation packages in 68 of Bass Pro’s stores and 15 Cabela’s retail stores. During the years ended December 31, 2019, 2018 and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 13%, 14% and 15%, respectively, of our VOI sales volume. Our marketing alliance with Bass Pro currently runs through 2025.

We also have an exclusive strategic relationship with Choice Hotels that involves several areas of our business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages. Vacation packages are sold through customer reservation calls transferred to us from Choice and through outbound telemarketing methods utilizing Choice’s customer database. In addition, 38 of our resorts are part of Choice’s Ascend Hotel Collection, which provides us with the opportunity to market to Choice Hotel guests staying at our resorts. Our strategic relationship with Choice Hotels began in 2013 and was extended in August 2017 for a 15 year term, with an additional 15-year renewal term thereafter unless either party elects not to renew the arrangement.

In addition, we generate leads and sell vacation packages through our relationships with various other retail operators and entertainment providers. As of December 31, 2019, we had kiosks in 16 outlet malls, strategically selected based on proximity to major vacation destinations and strong foot traffic of consumers matching our core target demographic. We generate vacation package sales from these kiosks. We also generate leads at other malls and outlets and high-density locations or events, where contact information for sales prospects is obtained through raffles, giveaways and other attractions. We then seek to sell vacation packages to those prospects, including through telemarketing efforts by us or third-party vendors. As of December 31, 2019, we had lead generation operations in over 452 locations.

We believe that this diverse strategic marketing alliances (including those with Bass Pro, Choice Hotels and other retail operators and entertainment providers) provides a potential strategic advantage over certain of our competitors that rely primarily on relationships with their affiliated hotel brands to drive lead generation and new owner growth. Our goal is to identify marketing partners with brands that attract our targeted owner demographic and to build successful marketing relationships with those partners. In addition to the programs described above, we may also engage in other local and national marketing programs from time to time with respect to attracting new customers. We believe that the variety in our marketing relationships has historically facilitated a healthy mix of new owner sales vs. existing owner sales that compare favorably to our competitors. During the year ended December 31, 2019, approximately 45% of our VOI sales were to new owners.

In addition to sales to new customers, we also seek to sell additional VOI points to our existing Vacation Club owners. These sales generally have lower marketing costs and result in higher operating margins than sales generated through other marketing channels. During the years ended December 31, 2019, 2018 and 2017, sales to existing Vacation Club owners accounted for 55%, 52% and 49%, respectively, of our system-wide sales of VOIs. We target a balanced mix of new customer and existing Vacation Club owner sales to drive sustainable long-term growth. The number of owners in our Vacation Club increased at a 5% CAGR between 2012 and 2019, from approximately 170,000 owners as of December 31, 2012 to approximately 220,000 owners as of December 31, 2019.

We operate 26 sales offices, typically located adjacent to our resorts and staffed with sales representatives and sales managers. As of December 31, 2019, we had over 3,200 employees dedicated to VOI sales and marketing. We utilize a uniform sales process and offer ongoing training for our sales personnel with the goal of maintaining strict quality control policies. During the year ended December 31, 2019, 94% of our sales were generated from 20 of our sales offices which focus on both new customer and existing Vacation Club owner sales. Our remaining 6 sales offices are primarily focused on sales to existing Vacation Club owners staying at the respective resort. We also utilize our telesales operations to sell additional VOIs to Vacation Club owners.

Flexible Business Model

Our business model is designed to give us potential flexibility to capitalize on opportunities and adapt to changing market environments. We have the ability to adjust our targeted mix of capital-light vs. developed VOI sales, sales to new customers vs. existing Vacation Club owners, and cash vs. financed sales. While we may pursue opportunities that impact our short-term results, our long-term goal is to achieve sustained growth while maximizing earnings and cash flow.

Note: Cash sales represent the portion of our system-wide sales of VOIs that is received from the customer in cash within 30 days of purchase.

VOI Sales Mix

Our VOI sales include:

•Fee-based sales of VOIs owned by third-party developers pursuant to which we are paid a commission;

•JIT sales of VOIs we acquire from third-party developers in close proximity to when we intend to sell such VOIs;

•Secondary market sales of VOIs we acquire from HOAs or other owners; and

•Developed VOI sales, or sales of VOIs in resorts that we develop or acquire (excluding inventory acquired pursuant to JIT and secondary market arrangements).

As of December 31, 2019, sales of VOIs were comprised of the following:

Fee-Based Sales

We offer sales and marketing services to third-party developers for a commission. Under these fee-based sales arrangements, which are typically entered into on a non-committed basis, we sell the third-party developers’ VOIs as Vacation Club interests through our sales and marketing platform. We also provide third-party developers with administrative services, periodic reporting and analytics through our proprietary software platform. We seek to structure the fee for these services to cover selling and marketing costs, plus an operating profit. Historically we have targeted a commission rate of 65% to 75% of the VOI sales price. Fee-Based Sales comprised 50% of system-wide sales of VOIs during the year ended December 31, 2019. Notes receivable originated in connection with fee-based sales are held by the third-party developer and, in certain cases, are serviced by us for an additional fee. In connection with fee-based sales, we are not at risk for development financing and have no capital requirements, thereby increasing return on invested capital, or ROIC. We also typically hold the HOA management contract associated with these resorts.

Just-In-Time (JIT) VOI Sales

We enter into JIT inventory acquisition agreements with third-party developers that allow us to buy VOI inventory in close proximity to when we intend to sell such VOIs. While we typically enter into such arrangements on a non-committed basis, we may engage in committed arrangements under certain circumstances. Similar to fee-based sales, JIT sales do not expose us to risk for development financing. However, unlike fee-based sales, we hold the consumer finance receivables originated in connection with JIT sales. While JIT sales accounted for only 1% of system-wide sales of VOIs for the year ended December 31, 2019, JIT arrangements are often entered into in connection with fee-based sales arrangements. We also typically hold the HOA management contract associated with these resorts.

Secondary Market VOI Sales

We acquire VOI inventory from HOAs and other owners generally on a non-committed basis. These VOIs are typically obtained by the applicable HOA through foreclosure or termination in connection with HOA maintenance fee defaults. Accordingly, we generally purchase VOIs from secondary market sources at a greater discount to retail price compared to developed VOI sales and JIT sales. During the year ended December 31, 2019, secondary market sales accounted for 20% of our system-wide sales of VOIs.

Developed VOI Sales

Developed VOI sales are sales of VOIs in resorts that we have developed or acquired (excluding inventory acquired pursuant to JIT and secondary market arrangements). During the year ended December 31, 2019, developed VOI sales accounted for 29% of our system-wide sales of VOIs. We hold the notes receivable originated in connection with developed VOI sales. We also typically hold the HOA management contract associated with these resorts.

Future VOI Sales

The retail value of our completed VOI inventory increases or decreases from period to period due to the acquisition of inventory through JIT and secondary market arrangements, development of new VOI units, reacquisition of VOIs through notes receivable defaults and changes to sales prices and completed sales. As of December 31, 2019 and 2018, we owned completed VOI inventory (excluding units not currently being marketed as VOIs, such as model units) and had access to additional completed VOI inventory through fee-based and JIT arrangements having a retail sales value as follows (dollars are in thousands and represent the then-estimated retail sales value):

	As of December 31,
Inventory Source	2019	2018
Owned completed VOI inventory	$1,115,822	$969,167
Inventory accessible through fee-based
and JIT arrangements	312,816	487,391
Total	$1,428,638	$1,456,558

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

During the years ended December 31, 2019 and 2018, the estimated retail sales value and cash purchase price of the VOIs we acquired through secondary market arrangements were as follows (dollars in thousands):

	Years Ended December 31,
	2019	2018
Estimated retail sales value	$228,632	$164,390
Cash purchase price	$15,962	$11,994

Development activities currently consist primarily of additional VOI units being developed at The Cliffs at Long Creek and The Bluegreen Wilderness Club at Big Cedar in Ridgedale, Missouri.

Management and Other Fee-Based Services

We earn recurring management fees for providing services to HOAs. These management services include oversight of housekeeping services, maintenance and certain accounting and administrative functions. We believe our management contracts yield highly predictable cash flows that do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus” management fees, which means we generally earn fees equal to 10% to 12% of the costs to operate the applicable resort. These agreements generally have an initial term of three years with automatic one year renewals. As of December 31, 2019, we provided management services to 49 resorts. We also earn recurring management fees for providing services to the Vacation Club. These services include managing the reservation system and providing owner billing and collection services. Our management contract with the Vacation Club currently provides for reimbursement of our costs plus a fee equal to $10 per VOI owner. We may seek to expand our management services business, including to provide hospitality management services to hotels for third parties.

In addition to HOA and club management services, we also provide other fee-based services that produce revenue without the significant capital investment generally associated with the development and acquisition of resorts. These services include title and escrow services for fees in connection with the closing of VOI sales, servicing notes receivable held by third parties (typically a fee equal to 1.5% to 2.5% of the principal balance of the serviced portfolio), and construction management services for third-party developers (typically fees equal to 4% of the cost of construction of the project). We also receive revenue from retail and food and beverage operations at certain resorts.

Customer Financing

We generally offer qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years, a fixed interest rate that is determined by the FICO score of the borrower and the amount of the down payment and existing ownership, is fully amortizing in equal installments, and may be prepaid without penalty. Purchasers may receive an additional 1% discount on the interest rate by participating in our pre-authorized payment plan. As of December 31, 2019, approximately 95% of our serviced VOI notes receivable participated in our pre-authorized payment plan. During the year ended December 31, 2019, the weighted-average interest rate on our VOI notes receivable was 14.9%.

VOI purchasers are generally required to make a down payment of at least 10% of the sales price. As part of our efforts to manage operating cash flows, we currently incentivize our sales associates to encourage cash sales and higher down payments on financed sales, with a target of 40-45% of the VOI sales price collected in cash. We also promote a point-of-sale credit card program sponsored by a third-party financial institution. As a result of these efforts, we have increased both the percentage of sales that are fully paid in cash and the average down payment on financed sales as compared to historical levels. Including down payments received on financed sales, approximately 42% of our system-wide sales of VOIs during the year ended December 31, 2019 were paid in cash within approximately 30 days from the contract date.

See “Sales/Financing of Receivables” below for additional information regarding our receivable financing activities.

Loan Underwriting

We generally do not originate financing to customers with FICO scores below 575. However, we may provide financing to customers with no FICO score if the customer makes a minimum down payment of 20%. For loans made during 2019, the borrowers’ weighted-average FICO score after a 30-day, “same as cash” period from the point of sale was 731. Further information is set forth in the following table:

FICO Score	Percentage of originated and serviced VOI receivables (1)
<600	2.0%
600 - 699	28.0%
700+	69.0%

(1)Excludes loans for which the obligor did not have a FICO score. For 2019, approximately 1% of our VOI notes receivable related to financing provided to borrowers with no FICO score.

Collection Policies

Financed VOI sales originated by us typically utilize a note and mortgage. Collection efforts related to these VOI loans are managed by us. Collectors are incentivized through a performance-based compensation program.

We generally pursue collection efforts with respect to Vacation Club owners with outstanding loans secured by their VOI by mail, telephone and email (as early as 10 days past due). At 30 days past due, we mail a collection letter to the owner if a U.S. resident advising that if the loan is not brought current, the delinquency will be reported to a credit reporting agency. At 60 days past due, we mail a letter to the owner advising that he or she may be prohibited from making future reservations for lodging at a resort. At 90 days past due, we stop the accrual of, and reverse previously accrued but unpaid, interest on the note receivable and typically mail a notice informing the owner that unless the delinquency is cured within 30 days, we may terminate the underlying VOI ownership. If an owner fails to bring the account current within the given timeframe, the loan is typically defaulted and the owner’s VOI is terminated. In that case, we mail a final letter, typically at approximately 127 days past due, notifying the owner of the loan default and the termination of his or her beneficial interest in the VOI property. Thereafter, we may seek to resell the VOI to a new purchaser. In certain cases, at our discretion, we may not default the loan and terminate the underlying VOI, in which case the loan would remain delinquent.

Allowance for Loan Losses

Under vacation ownership accounting rules, we estimate uncollectible VOI notes receivable based on historical amounts for similar VOI notes receivable and do not consider the value of the underlying collateral. We hold large pools of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables. In estimating future loan losses, management does not use a single primary indicator of credit quality, but instead evaluates our VOI notes receivable based upon a combination of factors, including a static pool analysis that incorporates the aging of the respective receivables, default trends, and prepayment rates by origination year, as well as the FICO scores of borrowers.

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

Sales/Financing of Receivables

Our ability to sell or borrow against our VOI notes receivable has historically been an important factor in meeting our liquidity requirements. The vacation ownership business generally involves sales where a buyer is only required to pay 10% of the purchase price up front, while at the same time selling and marketing expenses related to such sales are primarily cash expenses that exceed the down payment amount. For the year ended December 31, 2019, our sales and marketing expenses totaled approximately 51% of system-wide sales of VOIs. Accordingly, having facilities for the sale or hypothecation of VOI notes receivable, along with periodic term securitization transactions, has been a critical factor in meeting our short and long-term cash needs. There are no assurances that sales, hypothecation or securitization of VOIs will be available to us in the future at acceptable terms or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our VOI notes receivable purchase facilities and term securitizations.

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

We receive fees for servicing our securitized notes receivable. These fees are included as a component of interest income. Additionally, we earn servicing fee income from third-party developers in connection with our servicing of their loan portfolios under certain fee-based services arrangements, which is netted against the cost of our mortgage servicing operations.

Our Core Operating and Growth Strategies

Grow VOI sales

Our goal is to utilize our sales and marketing platform to achieve VOI sales growth through the expansion of existing alliances, continued development of new marketing programs and additional VOI sales to our existing Vacation Club owners. We believe there are a number of opportunities within our existing marketing alliances to drive future growth, including the potential expansion of our marketing efforts with Bass Pro. In addition, through our agreement with Choice Hotels, we plan to enhance our marketing program through Choice Hotels’ call-transfer programs. In addition to existing programs, we hope to utilize our sales and marketing expertise to identify unique marketing relationships with nationally-recognized brands that resonate with our core demographic. We will also continue to actively seek to sell additional VOI points to our existing Vacation Club owners, which typically involve significantly lower marketing costs and have higher conversion rates compared to sales to new customers. Our goal continues to be to expand and update our sales offices to more effectively convert tours generated by our marketing programs into sales. To this end, we have focused on identifying high traffic resorts where we believe increased investment in sales office infrastructure will yield strong sales results.

Continue to enhance our Vacation Club experience

We believe our Vacation Club offers owners exceptional value. Our Vacation Club offers owners access to our 45 Club Resorts and 23 Club Associate Resorts in premier vacation destinations, as well as access to over 11,350 other hotels and resorts and other vacation experiences, such as cruises, through partnerships and exchange networks. We continue to seek to add value and flexibility to our Vacation Club membership and enhance the vacation experience of our Vacation Club owners, including through the addition of new destinations, the expansion of our exchange programs and the addition of new partnerships offering increased vacation options. We also continuously seek to improve our technology, including websites and applications, to enhance our Vacation Club owners’ experiences. We believe our focus, combined with our high-quality customer service, will continue to enhance the Vacation Club experience, driving sales to new owners and additional sales to existing Vacation Club owners.

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

Maintain operational flexibility while growing our business

We believe we have built a flexible business model that allows us to capitalize on opportunities and quickly adapt to changing market environments. We intend to continue to pursue growth through what we believe to be an appropriate mix of capital-light sales vs. developed VOI sales, sales to new customers vs. sales to existing Vacation Club owners and cash sales vs. financed sales, all based on market factors, our financial condition and operating needs, and other factors that our management may deem relevant. While we may from time to time pursue opportunities that impact our short-term results, our long-term goal is to achieve sustained growth.

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

Industry Overview

The vacation ownership, or timeshare, industry is a fast growing segment of the global travel and tourism sector. By purchasing a VOI, the purchaser typically acquires either (i) a fee simple interest in a property (or collection of properties) providing annual usage rights at the owner’s home resort (where the owner’s VOI is deeded), or (ii) an annual or biennial allotment of points that can be redeemed for stays at properties included in the vacation ownership company’s resort network or for other vacation options available through exchange programs. Compared to hotel rooms, vacation ownership units typically offer more spacious floor plans and residential features, such as living rooms, fully equipped kitchens, laundry appliances and dining areas. Compared to owning a vacation home in its entirety, the key advantages of vacation ownership products typically include a lower up-front acquisition cost and annual expenses, resort-style features and services and, often, an established infrastructure to exchange usage rights for stays across multiple locations.

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

The average VOI owner is 40 years old, married, and 79% have either graduated from college or have attended some college.  VOI owners have an average household income of over $86,000.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation. We are subject to various federal, state, local, foreign, environmental, zoning, consumer protection and other laws, rules and regulations, including those regarding the acquisition, marketing and sale of VOIs, as well as various aspects of our financing operations. At the federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity.

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

Our vacation ownership product is subject to various regulatory requirements, including state and local approvals. In most states we are required to file with the jurisdictions a detailed offering statement describing our business and all material aspects of the project and sale of VOIs with the designated state authority. In addition, when required by state law, we provide our VOI purchasers with a public offering disclosure statement that contains, among other items, detailed information about the VOI product and the purchaser’s rights and obligations as a VOI owner. Laws in each state where we sell VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by us. Most states have other laws that regulate our activities, which may include real estate licensure requirements, sellers of travel licensure requirements, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws.

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

During the year ended December 31, 2019, approximately 7% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and third-party vendors’ outbound telemarketing efforts. We attempt to monitor the actions and legal and regulatory compliance of these third parties, but there are risks associated with our and such third parties’ telemarketing efforts. In recent years, state and federal regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While we continue to be subject to telemarketing risks and potential liability, we believe our exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be partially mitigated by the use of  “permission based marketing,” whereby we obtain the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. We have also implemented policies and procedures that we believe will help reduce the possibility that individuals who have requested to be placed on a “do not call” list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

To date, no material fines or penalties have been imposed on us as a result of our telemarketing operations. However, from time to time, we have been the subject of proceedings for violation of the telemarketing laws and other laws applicable to the marketing and sale of VOIs. See “Item 3. Legal Proceedings.”

See “Risk Factors” for a description of additional risks with respect to regulatory compliance.

Competition

We compete with various high profile and well-established companies, many of which have greater liquidity and financial resources than we do. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate vacation ownership resorts directly, through subsidiaries or through strategic relationships include Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Grand Vacations, Wyndham Destinations, and Diamond Resorts International. We also compete with numerous smaller owners and operators of vacation ownership resorts and from alternative lodging options available to consumers through both traditional methods of delivery as well as new web portals and applications, including private rentals of homes, apartments or condominium units, which have increased in popularity in recent years. Our ability to remain competitive and to attract and retain customers depends on our customers’ satisfaction with our products and services as well as on distinguishing the quality, value, and efficiency of our products and services from those offered by our competitors. In our fee-based services business, we typically compete with Hilton Grand Vacations and Wyndham Destinations. In addition to competing for sales leads, prospects and fee-based service clients, we compete with other VOI developers for marketing, sales and resort management personnel.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our revenue and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Due to consumer travel patterns, we typically see more tours and experience higher VOI sales during the second and third quarters.

Employees

As of December 31, 2019, we had 5,873 employees, 520 of whom were located at our headquarters in Boca Raton, Florida, and 5,353 of whom were located in regional field offices throughout the United States and Aruba. As of December 31, 2019, approximately 27 of our employees were covered by two collective bargaining agreements, which address the terms and conditions of their employment, including pay rates, working hours, certain employee benefits and procedures for settlement of labor disputes. We believe that our relations with our employees are good.

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

We have taken advantage of certain of the exemptions available to emerging growth companies and may continue to do so until December 31, 2022 (the end of the fifth fiscal year following the completion of the initial public offering of our common stock) or such earlier time that we no longer qualify as an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, more than $700.0 million in market value of our stock is held by non-affiliates, or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Where You Can Find More Information

Our website address is www.bluegreenvacations.com. Information on, or that may be accessed through, our website is not incorporated by reference herein. We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and, in certain cases, amendments to these reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We are subject to a number of business, financial and operating risks inherent to the vacation ownership industry, including, without limitation:

•significant competition from other vacation ownership businesses and hospitality and alternative lodging providers;

•market and/or consumer perception of vacation ownership companies and the industry in general;

•increases in operating and other costs (as a result of inflation or otherwise), including marketing costs, employee compensation and benefits, interest expense and insurance, which may not be offset by price or fee increases in our business;

•our ability to maintain, enhance or expand, or achieve the benefits achieved from, our marketing arrangements and relationships;

•changes in taxes and governmental regulations, including those that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•the costs and efforts associated with complying with applicable laws and regulations, and the costs and consequences of non-compliance;

•risks related to the development or acquisition of resorts and inventory, including delays in, or cancellations of, planned or future resort development or inventory acquisition activities;

•shortages of labor or labor disruptions;

•the availability and cost of capital necessary for us and third-party developers with whom we do business to fund investments, capital expenditures and service debt obligations;

•our ability to securitize the receivables that we originate in connection with VOI sales;

•relationships with and the performance and the financial condition of third-party developers with whom we do business;

•relationships with the Vacation Club owners and HOAs;

•changes in the supply and demand for our products and services;

•lack of security over, or unauthorized access to, customer or Company records;

•private resales of VOIs and the sale of VOIs in the secondary market; and

•the increased presence and effort of “timeshare-exit” firms and their impact on borrower default rates;

•unlawful or deceptive third-party VOI resale, cease and desist, or vacation package sales schemes, and reputational risk associated therewith.

Any of these factors could increase our costs, limit or reduce the prices we are able to charge for our products and services or adversely affect our ability to develop or acquire new resorts, or otherwise adversely impact our business, prospects or results.

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

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although our VOIs notes receivable are not indexed to LIBOR, we currently have $110.8 million of LIBOR indexed junior subordinated debentures, $78.6 million of LIBOR indexed receivable-backed notes payable and lines of credit, and $147.6 million of LIBOR indexed Lines of credit and notes payable that mature after 2021.  We are evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on our results of operations and liquidity.

Our business and properties are subject to extensive federal, state and local laws, regulations and policies. Changes in these laws, regulations and policies, as well as the cost of maintaining compliance with new or existing laws, regulations and policies and the imposition of additional taxes on operations, as well as new cell phone technologies that automatically identify or block marketing vendor calls, could adversely affect our business. Further, jurisdictions are increasingly seeking to identify additional sources of tax revenue and results of audits of our tax returns or those of our subsidiaries may also have a material adverse impact on our financial condition.

The federal government and the state and local jurisdictions in which we operate have enacted extensive regulations that affect the manner in which we market and sell VOIs and conduct our other business operations. In addition, federal, state and local regulators may enact new laws and regulations that may adversely affect our results or require us to modify our business practices substantially. Many states have adopted specific laws and regulations regarding the sale of VOIs, including Florida and South Carolina, where certain of our resorts are located, extensively regulate VOI and timeshare-related activities, including the creation and management of resorts, the marketing and sale of properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Timesharing Transaction Procedures Act.

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

In addition, the federal government and the state and local jurisdictions in which we conduct business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “do not call” list, the making of marketing and related calls to cell phone users, a significant development in light of cell phone usage becoming the primary method of communication, the Telemarketing Sales Rule, the Telephone Consumer Protection Act and the CAN-SPAM Act of 2003. These regulations, as well as international data protection laws, have impacted our marketing of VOIs. While we have taken steps designed to ensure compliance with applicable regulations, these steps have increased and are expected to continue to increase our marketing costs and may not prevent failures in compliance. Additionally, adoption of new state or federal laws regulating marketing and solicitation, and changes to existing laws, could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect the amount and timing of our VOI sales. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on our marketing strategies and results. Further, from time to time, complaints are filed against us by individuals claiming that they received calls in violation of applicable regulations. See “Item 3. Legal Proceedings”. Technology advances, including new cellphone technologies that automatically identify or block marketing vendor calls, may also adversely impact our telemarketing efforts or otherwise cause us to change our marketing strategy.

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

In connection with VOI sales, we generally offer financing to the purchaser of up to 90% of the purchase price of the VOI. However, we incur selling, marketing and administrative cash expenses prior to and concurrent with the sale. These costs, along with the cost of the underlying VOI, generally exceed the down payment we receive at the time of the sale. Accordingly, our ability to borrow against or sell our notes receivable has historically been a critical factor in our continued liquidity, and we therefore have depended on funds from our credit facilities and securitization transactions to finance our operations. If our pledged receivables facilities terminate or expire and we are unable to extend them or replace them with comparable facilities, or if we are unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, our liquidity, cash flow and profitability would be materially and adversely affected. Credit market disruptions have in the past adversely impacted the willingness of banks and other finance companies to provide “warehouse” lines of credit for VOI notes receivable and resulted from time to time in the term securitization market being unavailable. Future credit market disruptions, including those associated with the coronavirus outbreak in the United States, may have similar effects or otherwise make obtaining additional and replacement external sources of liquidity more difficult and more costly, if available at all.

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

We anticipate that we will continue to seek and use external sources of liquidity, including borrowings under our existing credit facilities, under credit facilities that we may obtain in the future, under securitizations in which we may participate in the future or pursuant to other borrowing arrangements, to:

•support our operations and, subject to declaration by our board of directors and contractual limitations, including limitations contained in our credit facilities, pay dividends;

•finance the acquisition and development of VOI inventory or property and equipment;

•finance a substantial percentage of our sales; and

•satisfy our debt and other obligations.

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

As of December 31, 2019, we had $10.3 million of indebtedness scheduled to become due during 2020. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. However, there is no assurance that we will be able to renew, extend or refinance all or any portion of our outstanding debt or otherwise obtain sufficient external sources of liquidity, in each case, on attractive terms, or at all. If we are unable to do so, our liquidity and financial condition may be materially, adversely impacted.

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

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to our variable-rate debt would be an annual increase of $3.4 million, based on balances as of December 31, 2019.

The ratings of third-party rating agencies could adversely impact our ability to obtain, renew or extend credit facilities, or otherwise raise funds.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. We suspended our corporate credit rating with Standard & Poor’s rating services during 2019 as we no longer used the corporate rating for any financings. However, specific securitization transactions continue to be reviewed by third- party rating agencies. If rating agencies were to downgrade their original ratings on certain bond classes in our securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and our ability to sell future bonds on favorable terms or at all. While we are not aware of any reasonably likely downgrades to the ratings of bond classes in our securitizations, such ratings changes can occur without advance notice.

There are risks associated with Bluegreen’s strategic partnerships and arrangements.

We generate a significant portion of our new sales prospects and leads through our arrangements with various third parties, including Bass Pro and Choice Hotels, and are dependent upon these relationships in order to acquire new customers. VOI sales to prospects and leads generated by our marketing arrangement with Bass Pro accounted for approximately 13% and 14% of our VOI sales volume during the years ended December 31, 2019 and 2018, respectively. If our agreement with Bass Pro, or any other significant marketing arrangement, does not generate a sufficient number of prospects and leads or is terminated or limited and not replaced by another source of sales prospects and leads, we may not be able to successfully market and sell our products and services at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with our marketing efforts. In addition, our business relationship with Bass Pro under the revised terms of our marketing agreement may not be as profitable as under the prior terms, or at all, or otherwise result in the benefits anticipated.

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

In addition to developed VOI sales, we source VOIs as part of our capital-light business strategy through fee-based service agreements with third-party developers and through JIT and secondary market arrangements. If we are unable to develop or acquire resorts at the levels or in the time frames anticipated, or are unsuccessful in entering into agreements with third-party developers or others to source VOI inventory in connection with our capital-light business strategy, we may experience a decline in VOI supply or an increase in VOI cost, which could have a negative impact on our results and operations and/or a decrease in sales. In addition, a decline in VOI supply and sales could result in a decrease in financing revenue that is generated by VOI sales and fee and rental revenue that is generated by our management services.

We may not be successful in maintaining or expanding our capital-light business relationships, or our capital-light activities, including fee-based sales and marketing arrangements, and JIT and secondary market sales activities, and such activities may not be successful or profitable, which would have an adverse impact on our results of operations and financial condition.

We offer fee-based marketing, sales, resort management and other services to third-party developers. We have over the last several years continued to expand our capital-light business strategy, which we believe enables us to leverage our expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. We intend to continue our focus on our capital-light business activities as such activities generally produce positive cash flow and typically require less capital investment than our traditional vacation ownership business while we are considering increasing our development activities with the objective of increasing our margins and holding the notes receivable generated by those sales of VOIs. We have attempted to structure these activities to cover our costs and generate a profit. Sales of third-party developers’ VOIs must generate sufficient cash to comply with the terms of their financing obligations as well as to pay the fees or commissions due to us. The third-party developers may not be able to obtain or maintain financing necessary to meet their requirements, which could impact our ability to sell the developers’ inventory. While we could attempt to utilize other arrangements, including JIT arrangements, where we would utilize our receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to us and impact profitability. We commenced our capital-light activities largely during the “Great Recession” in response to poor economic conditions and our fee-based and other capital-light business activities in the future may be adversely impacted by changes in economic conditions. When we perform fee-based sales and marketing services, we sell VOIs in resorts developed by third parties as an interest in the Vacation Club. This subjects us to a number of risks typically associated with selling products developed by others under our own brand name, including litigation risks. Further, these arrangements may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into agreements are not able to fulfill their obligations to us, the inventory we expect to acquire or market and sell on their behalf may not be available when expected or at all, or may not otherwise meet agreed-upon specifications. Further, if these third parties do not perform as expected and we do not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, our ability to maintain or increase sales levels would be adversely impacted.

We also sell VOI inventory through secondary market arrangements which require low levels of capital deployment. In connection with secondary market sales, we acquire VOI inventory from our resorts’ HOAs, generally on a non-committed basis, in close proximity to the timing of when we intend to sell such VOIs. VOIs purchased from HOAs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults and are generally acquired by us at a discount. While we intend to increase our secondary market sales efforts in the future, we may not be successful in doing so, and these efforts may not result in our achieving anticipated results. Further our secondary market sales activities may subject us to negative publicity, which could adversely impact our reputation and business.

We are subject to certain risks associated with our management of resort properties.

Through our management of resorts and ownership of VOIs, we are subject to certain risks related to the physical condition and operation of the managed resort properties in our network, including:

•the presence of construction or repair defects or other structural or building damage at any of these resorts, or resorts we may develop in the future;

•any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements relating to these resorts;

•any costs or damage to physical assets or interruption of access to physical assets or operations resulting from an outbreak of contagious diseases, such as the recent coronavirus outbreak, or from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms, which may increase in frequency or severity due to climate change or other factors; and

•claims by employees, members and their guests for injuries sustained on these resort properties.

Some of these risks may be more significant in connection with the properties for which we recently acquired management agreements, particularly any management agreements which were acquired from operators in financial distress. If an uninsured loss or a loss in excess of insured limits occurs as a result of any of the foregoing, we may be forced to incur significant costs.

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

In addition, we may from time to time have disagreements with VOI owners and HOAs relating to the management services we provide. Failure to resolve such disagreements may result in litigation and additional costs. Further, disagreements with HOAs could also result in the loss of management contracts, which would negatively affect our revenue and results, and may also have an adverse impact on our ability to generate sales from existing VOI owners.

Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one year renewals. If a management contract is terminated or not renewed on favorable terms or is renegotiated in a manner adverse to us, our revenue and cash flows would be adversely affected.

Public health risks such as the recent coronavirus outbreak could have a material adverse impact on our financial condition and operating results.

Our business could be materially and adversely affected by widespread public health risks, including the recent outbreak of the coronavirus.  A widespread coronavirus outbreak in the United States could cause a decline in the level of leisure travel and our liquidity will be adversely impacted if there is a tightening of credit or instability in the financial markets which may adversely affect the number of marketing guests at Bluegreen resorts resulting in a significant decline in revenues or result in the closure of resorts.  While it is too early to gauge the likely duration or ultimate impact, package sales have declined and trip cancelations have increased since the coronavirus outbreak in the United States. There is no assurance that Bluegreen will be able to finance or sell receivables in the term securitization market on acceptable terms or at all. The extent to which the coronavirus or any public health issue may impact our results of operations and financial condition will depend on future developments and conditions, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus by governmental authorities.

Our results of operations and financial condition may be materially and adversely impacted if we do not continue to participate in exchange networks and other strategic alliances with third parties or if our customers are not satisfied with the networks in which we participate or our strategic alliances.

We believe that our participation in exchange networks and other strategic alliances and our Traveler Plus program make ownership of our VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at our resorts. Our participation in the RCI exchange network allows Vacation Club owners to use their points to stay at over 4,300 participating resorts, based upon availability and the payment of a variable exchange fee. During the year ended December 31, 2019, approximately 7% of Vacation Club owners utilized the RCI exchange network for a stay of two or more nights. We also have an exclusive strategic arrangement with Choice Hotels pursuant to which, subject to payments and conditions, certain of our resorts have been branded as part of Choice Hotels’ Ascend Hotel Collection. Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays at Choice Hotels’ properties. For a nominal annual fee and transactional fees, Vacation Club owners may also participate in our Traveler Plus program, which enables them to use points to access an additional 46 direct exchange resorts and for other vacation experiences such as cruises. In addition, Traveler Plus members can directly use their Vacation Club points for stays at Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America. We may not be able to or desire to continue to participate in the RCI or direct exchange networks in the future or maintain or extend our other marketing and strategic networks, alliances and relationships. In addition, these networks, alliances and relationships, and our Traveler Plus program, may not continue to operate effectively, and our customers may not be satisfied with them. In addition, we may not be successful in identifying or entering into new strategic relationships in the future. If any of these events should occur, our results of operations and financial condition may be materially and adversely impacted.

If maintenance fees at our resorts and/or Vacation Club dues are required to be increased, our product could become less attractive, defaults could increase and our business could be harmed.

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

Our strategic transactions and relationships may not be successful and may divert our management’s attention and consume significant resources.

We intend to continue our strategy of selectively pursuing complementary strategic transactions and relationships. We may also purchase management contracts, including from resort operators facing financial distress, and purchase VOI inventory at resorts that we do not manage, with the goal of acquiring sufficient VOI ownership at such a resort to become the manager of that resort. The successful execution of this strategy will depend on our ability to identify and enter into the agreements necessary to take advantage of these potential opportunities, and to obtain any necessary financing. We may not be able to do so successfully. In addition, our management may be required to devote substantial time and resources to pursue these opportunities, which may impact their ability to manage other operations effectively.

Acquisitions and new strategic relationships involve numerous additional risks, including: (i) difficulty in integrating the operations and personnel of the acquired business or assets; (ii) potential disruption of our ongoing business and the distraction of management from our day-to-day operations; (iii) difficulty entering markets and relationships in which we have limited or no prior experience and in which competitors have a stronger market position; (iv) difficulty maintaining the quality of services that we have historically provided across new acquisitions; (v) potential legal and financial responsibility for liabilities of the acquired business or assets; (vi) potential overpayment in connection with transactions; (vii) increased expenses associated with transactions or an acquisition and amortizing any acquired intangible assets; (viii) risks associated with any debt incurred in connection with the financing of transaction; and (ix) challenges in implementing uniform standards, controls, procedures and policies throughout an acquired business.

We are dependent on the managers of resorts not managed, owned or operated by us to ensure that those properties meet our customers’ expectations.

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

We believe that resales of VOIs in the secondary market generally are made at net sales prices below the original customer purchase prices. The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs. Accordingly, the initial purchase price of a VOI may be less attractive to prospective buyers and we may compete with buyers who seek to resell their VOIs. While VOI resale clearing houses or brokers currently do not have a material impact on our business, the availability of resale VOIs at lower prices, particularly if an organized and liquid secondary market develops, could adversely affect our level of sales and sales prices, which in turn would adversely affect our business, financial condition and results of operations.

We are subject to the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development.

Real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including:

•levels of unemployment;

•levels of discretionary disposable income;

•levels of consumer confidence;

•the availability of financing;

•overbuilding or decreases in demand;

•interest rates; and

•federal, state and local taxation methods.

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

We expect to seek to acquire more real estate inventory in the future. The availability of land for development of resort properties at favorable prices will be critical to our profitability and the ability to cover our significant selling, general and administrative expenses, cost of capital and other expenses. If we are unable to acquire such land or resort properties at a favorable cost, our results of operations may be materially, adversely impacted. The profitability of our real estate development activities is also impacted by the cost of construction, including the costs of materials and labor and other services. Should the cost of construction materials and services rise, the ultimate cost of our future resorts inventory when developed could increase and have a material, adverse impact on our results of operations. We are also exposed to other risks associated with development activities, including, without limitation:

•adverse conditions in the capital markets may limit our ability to raise capital for completion of projects or for development of future properties;

•construction delays, zoning and other local, state or federal governmental approvals, cost overruns, lender financial defaults, or natural disasters, such as earthquakes, hurricanes, floods, fires, volcanic eruptions and oil spills, increasing overall construction costs, affecting timing of project completion or resulting in project cancellations;

•any liability or alleged liability or resulting delays associated with latent defects in design or construction of projects we have developed or that we construct in the future adversely affecting our business, financial condition and reputation;

•failure by third-party contractors to perform for any reason, exposing us to operational, reputational and financial harm; and

•the existence of any title defects in properties we acquire.

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

Risks Related to Ownership of Our Common Stock

BBX Capital’s controlling position in our common stock limits our shareholders’ ability to influence corporate matters, including the outcome of director elections and other matters requiring shareholder approval and such controlling position and the overlap of management with BBX Capital may result in conflicts of interest and competition for management time or attention.

BBX Capital holds approximately 90% of our outstanding common stock. As a result of such ownership position, BBX Capital is able to exercise control over all matters requiring shareholder approval, including the election of directors, amendments of our Amended and Restated Articles of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change in control or changes in management and will make the approval of certain transactions impossible without the support of BBX Capital. Alan B. Levan, our Chairman, President and Chief Executive Officer and the Chairman and Chief Executive Officer of BBX Capital, and John E. Abdo, our and BBX Capital’s Vice Chairman, may be deemed to control BBX Capital by virtue of their collective ownership of the Class A Common Stock and Class B Common Stock of BBX Capital. The interests of BBX Capital and Mr. Alan Levan and Mr. Abdo may conflict with our interests or the interests of our other shareholders, including that they may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance BBX Capital’s investment in us or improve BBX Capital’s financial condition, even though such transactions might involve risks to us. In addition, this concentration of ownership could deprive shareholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

In addition to Alan B. Levan and John E. Abdo, Raymond S. Lopez, is also an executive officer of both our Company and BBX Capital.  None of Mr. Levan, Mr. Abdo or Mr. Lopez is obligated to allocate a specific amount of time to the management of our Company, and they may devote more time and attention to the operations of BBX Capital than they devote directly to our operations.

Our stock price may be volatile or may decline regardless of our operating performance.

The market price for our common stock may be volatile, and such volatility may be exacerbated by our relatively small public float. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control, including those discussed in this “Risk Factors” section and under “Cautionary Note Regarding Forward-Looking Statements,” as well as the following:

•the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•the inability to meet the financial estimates of analysts who follow our common stock;

•strategic actions by us or our competitors;

•risks related to our business and industry, including announcements by us or our competitors of significant issues or significant acquisitions, joint marketing relationships, joint ventures or other transactions;

•introduction of new products or services by us or our competitors;

•variations in our quarterly operating results and those of our competitors, including seasonal fluctuations;

•additions or departures of key personnel;

•general economic and stock market conditions;

•changes in conditions or trends in our industry, markets or customers;

•regulatory and legal proceedings, investigations and developments;

•political developments;

•changes in accounting principles;

•changes in tax legislation and regulations;

•terrorist acts;

•accumulation of publicly held shares and the timing and amount of future purchase or sales of our common stock or other securities;

•defaults under agreements governing our indebtedness; and

•investor perceptions with respect to our common stock relative to other investment alternatives.

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

As a Securities and Exchange Commission (“SEC”) reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting and to provide annual management reports on the effectiveness of our internal control over financial reporting. In addition, once we cease to qualify as an emerging growth company and provided we are not at that time a non-accelerated filer, our Annual Reports on Form 10-K will be required to include independent registered public accounting firm attestations of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have dedicated a significant amount of time and resources to implement our internal financial and accounting controls and procedures. Substantial work and expenses may continue to be required to implement, document, assess, test and, as necessary, remediate our system of internal controls.

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

We paid quarterly dividends on our common stock of $0.17 per share during the first, second, and third quarters of 2019, and $0.13 per share during the fourth quarter of 2019. During January 2020, our board of directors declared a cash dividend on our common stock of $0.13 per share. We currently intend to continue to pay quarterly cash dividends on our common stock in an amount equal to $0.13 per share. However, any dividends, including the timing and amount thereof, will be at the discretion of our board of directors and will be subject to applicable law and contractual restrictions, including restrictions contained in our credit facilities, and our financial condition, results of operations, available cash, capital requirements, general business conditions and prospects, and other factors that our board of directors may deem relevant. Accordingly, we may not make dividend payments on our common stock in the amount or when anticipated, or at all.

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

Our Amended and Restated Articles of Incorporation and our Fourth Amended and Restated Bylaws contain, and Florida law contains, provisions that may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares of our common stock, and attempts by our shareholders to replace or remove our management. These provisions include those which:

•grant our board of directors the authority to issue additional shares of common stock or preferred stock and to fix the relative rights and preferences of the preferred stock (in each case, without any action or vote of our shareholders), which could be used for, among other things, the adoption of a shareholder rights plan if determined to be advisable by our board of directors;

•permit our board of directors to establish the number of directors and fill any vacancies and newly-created directorships; and

•specify advance notice procedures that must be complied with by shareholders in order to make shareholder proposals or nominate directors.

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

Our Fourth Amended and Restated Bylaws has an exclusive forum provision, which could limit our shareholders’ ability to obtain a different judicial forum for disputes with us or our directors, officers or other employees, and a fee-shifting provision, which may discourage the initiation of claims against us or our directors, officers or other employees.

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

Our Fourth Amended and Restated Bylaws also provide us and our officers, directors and other employees with the right, to the fullest extent permitted by applicable law (and unless our board of directors consents to the contrary), to reimbursement of all amounts incurred by us and our officers, directors and other employees, including, without limitation, all attorneys’ fees and other litigation expenses, from any person or entity that initiates or asserts any claim or counterclaim against us or any of our officers, directors or other employees, or joins, offers substantial assistance to or has a direct financial interest in any such claim or counterclaim, if such person or entity does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought. This fee-shifting provision is intended to eliminate or decrease nuisance and frivolous litigation. We intend to apply the fee-shifting provision broadly to all claims and counterclaims, including those relating to derivative actions and other Covered Proceedings, and claims under the federal securities laws (collectively, “Claims”). In addition, the fee-shifting provision applies to any person or entity which initiates, asserts, joins in, offers substantial assistance to, or has a direct financial interest in, any Claim, including current and prior shareholders (each, a “Claiming Party”). The court issuing a judgment on the merits of a Claim may determine whether the Claiming Party obtained a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought. We intend to interpret this language as broadly as possible and believe it is a very high standard. Specifically, we believe that this standard would require, and we would argue to a court to interpret this standard to require, the Claiming Party to prevail on virtually everything sought in the Claim in order to avoid its reimbursement obligations. As a result, the fee-shifting provision may discourage lawsuits against us and our directors, officers and other employees, including those that might otherwise benefit us or our shareholders, or increase the costs thereof to any Claiming Party.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may cause the market price of our common stock to decline.

Due to the limited public float of our common stock as a result of BBX Capital’s approximate 90% interest, there is limited trading volume in our common stock, the market price of our common stock may be volatile and shareholders may not be able to sell their shares in the amounts desired without impacting the market price of our common stock. In addition, we believe that certain shareholders have significant holdings of shares of our common stock within the public float. The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. These sales, or the perception that these sales might occur, could depress the market price of our common stock and make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until December 31, 2022, we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. We have relied, and for so long as we remain an emerging growth company, we are permitted, and intend, to rely, on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include reduced financial disclosure, reduced disclosure obligations regarding executive compensation, exemptions from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments, exemptions from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and exemptions from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements. Investors may find our common stock to be less attractive as a result of our reliance on some or all of these exemptions which may adversely impact the trading levels with respect to our common stock and our stock price, and cause our stock price to be more volatile.

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

As a result of BBX Capital’s controlling position with respect to our common stock, we are a “controlled company” within the meaning of the listing standards of the NYSE. As a “controlled company,” we may elect not to comply with certain corporate governance requirements set forth in the listing standards of the NYSE, including:

•the requirement that a majority of our board of directors consists of independent directors under the NYSE listing standards;

•the requirement that nominating and corporate governance matters be decided solely by a nominating/corporate governance committee consisting of independent directors under the NYSE listing standards; and

•the requirement that employee and officer compensation matters be decided by a compensation committee consisting of independent directors under the NYSE listing standards.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431, and consists of approximately 120,838 square feet of leased space. At December 31, 2019, we also maintained sales offices at or near 26 of our resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana. For information regarding resort properties that are a part of our Vacation Club, please see “Item 1. Business - Our Products - Vacation Club Resorts.”

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

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 8.7% in 2019. We also estimate that approximately 12.6% of the total delinquencies on our VOI notes receivable as of December 31, 2019 related to VOI notes receivable subject to this issue. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners, and in certain circumstances against the exit firms. See the “Totten” case filed in December 2018 and the “Montgomery” case filed in November 2019, described below.

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

Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson v. Bluegreen Corporation, Case No.: 2018CA004782, 15th Judicial Circuit Court, Palm Beach County, Florida

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against us which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The purported class action lawsuit was dismissed without prejudice after mediation. However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently on October 15, 2019, the Court entered an order granting our motion for summary judgment and dismissed all claims. Plaintiffs are appealing the summary judgement order.

Oscar Hernandez, individually, and on behalf of other members of the general public similarly situated; Estella Michael, individually, and on behalf of other members of the general public similarly situated, vs. Bluegreen Vacations Unlimited, Inc. an unknown business entity; and DOES 1 through 100, inclusive, Case No. CIVDS1804956, San Bernardino Superior Court, California

On February 28, 2018, Oscar Hernandez and Estella Michael filed a purported class action litigation in San Bernardino Superior Court against BVU.  The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs sought to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014. In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are executed.

Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, on behalf of themselves and all others similarly situated v. Bluegreen Vacations Unlimited, Inc. and Bluegreen Vacations Corporation, Case No. 18-cv-994, United States District Court, Eastern District of Wisconsin

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that we failed to disclose the identity of the seller of real property at the beginning of our initial contact with the purchaser; that we misrepresented who the seller of the real property was; that we misrepresented the buyer’s right to cancel; that we included an illegal attorney’s fee provision in the sales document(s); that we offered an illegal “today only” incentive to purchase; and that we utilize an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from us one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. We moved to dismiss the case, and on November 27, 2019, the court issued a ruling granting the dismissal in part. We have answered the remaining claims. We believe the lawsuit is without merit and intend to vigorously defend the action.

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

Bluegreen Vacations Unlimited, Inc. and Bluegreen Vacations Corporation v. The Montgomery Law Firm, LLC et al., Case No. 1:19-cv-24704, United States District Court for the Southern District of Florida

On November 13, 2019, we filed a lawsuit against timeshare exit firm, The Montgomery Law Firm, and certain of its affiliates (“TPEs”). In the complaint, we alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about us and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. We believe the consumers are paying fees to the TPEs in exchange for illusory services. We have asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims.

Shehan Wijesinha, individually and on behalf of all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Case No. 19CV20073, United States District Court for the Southern District of Florida

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 27, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, but the case currently remains stayed.

Debbie Adair et al. v. Bluegreen Vacations Unlimited, Inc. et al., Case No. 19-1-003, Chancery Court for the Fourth Judicial District for Sevier County, Tennessee

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Plaintiffs seek rescission of their contracts, money damages, including statutory treble damages, or in the alternative, punitive damages in an amount not less than $0.5 million. We have filed a motion to dismiss, which is pending. We have agreed to indemnify Bass Pro with respect to the claims brought against us in this proceeding. We believe the lawsuit is without merit and intend to vigorously defend the action.

Eddie Boyd et al. v. Bluegreen Vacations Unlimited, Inc. et al., Case No. 19CT-CC00126, Circuit Court of Christian County, Missouri

On July 18, 2019, Plaintiffs filed a petition alleging that BVU and its co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law. Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. We have moved to dismiss the petition. We believe the lawsuit is without merit and intend to vigorously defend the action.

Termination of Manhattan Club Purchase and Sale Agreement

On March 15, 2018, BVU entered into an Agreement for Purchase and Sale of Assets (“Purchase and Sale Agreement”) with T. Park Central, LLC, O. Park Central, LLC, and New York Urban Ownership Management, LLC (collectively “New York Urban”), which provided for BVU’s purchase of The Manhattan Club inventory over a number of years and the assumption of  the management contract with The Manhattan Club HOA  anticipated to occur in 2021.  On October 7, 2019, New York Urban initiated arbitration proceedings against BVU alleging that The Manhattan Club HOA (of which BVU is a member) was obligated to pay an increased management fee to a New York Urban affiliate and that this higher amount would be the benchmark for BVU’s purchase of the management contract under the Purchase and Sale Agreement.  New York Urban also sought damages in the arbitration proceedings in excess of $10 million for promissory estoppel and tortious interference.  BVU denied New York Urban’s claims and terminated the Purchase and Sale Agreement and the related Security Agreement based on, among other things, New York Urban prematurely initiating arbitration in violation of the Purchase and Sale Agreement. On November 25, 2019, New York Urban sent its own Notice of Termination of the Purchase and Sale Agreement and a separate letter containing an offer to compromise if BVU resigned its position on the Manhattan Club HOA board and permitted New York Urban to enforce its rights under the Security Agreement. On November 29, 2019, BVU accepted the offer. BVU has provided New York Urban with resignations of its members on the Manhattan Club HOA board consistent with the parties’ settlement agreement and believes it has fulfilled all of its legal obligations under the settlement.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock

Our common stock is listed on the NYSE under the symbol “BXG”.

There were two shareholders of record of our common stock as of February 25, 2020. The number of record holders does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other nominee holders.

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

	11/17/2017	12/31/2017	12/31/2018	12/31/2019
Bluegreen Vacations Corporation	$100.00	$140.50	$100.31	$80.22
S&P MidCap 400 Index	100.00	103.09	90.33	112.06
S&P 1500 Hotel Index	100.00	102.96	82.64	112.21

Issuer Purchases of Equity Securities

On November 26, 2018, our board of directors approved a share repurchase program which authorizes the repurchase of up to 3,000,000 shares of our common stock at an aggregate cost of up to $35.0 million. The repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.

The following table provides information concerning shares of our common stock repurchased during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1 - October 31, 2019	-	$-	-	2,711,468
November 1 - November 30, 2019	22,300	$10.14	22,300	2,689,168
December 1 - December 31, 2019	60,930	$9.99	60,930	2,628,238
Total	83,230	$10.03	83,230	2,628,238

Item 6. Selected Financial Data.

The following tables set forth selected consolidated financial and other data as of the dates and for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017, and the selected consolidated balance sheet data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K and have been updated as necessary to conform to the current presentation. Our historical results are not necessarily indicative of future results.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
(dollars in thousands, except per share data)
Statement of Operations Data
Sales of VOIs	$255,375	$254,225	$242,017	$273,873	$259,236
Fee-based sales commission revenue	207,832	216,422	229,389	201,829	173,659
Other fee-based services revenue	125,244	118,024	111,819	103,448	97,539
Cost reimbursements	63,889	62,534	52,639	49,557	—
Interest income	87,902	85,914	86,876	89,510	84,331
Other income, net	—	1,201	312	1,724	2,883
Total revenue	$740,242	$738,320	$723,052	$719,941	$617,648

Net income attributable to shareholder(s) (1)	$34,851	$87,962	$126,583	$77,877	$70,304

Per Share Data:
Basic/diluted earnings attributable to shareholder(s) (2)	$0.47	$1.18	$1.77	$1.10	$0.99
Cash dividends declared per share	$0.64	$0.60	$0.56	$0.99	$0.77

(1)Net income attributable to shareholder(s) for the year ended December 31, 2019 included a pretax charge of $39.1 million in connection with the Bass Pro settlement in June 2019. Further, net income attributable to shareholder(s) for the year ended December 31, 2017 included a one-time, after tax benefit of approximately $47.7 million resulting from the revaluation of our net deferred tax liabilities associated with the enactment of the Tax Cuts and Jobs Act, which permanently lowered the corporate income tax rate from 35% to 21%.

(2)The number of shares outstanding for purposes of calculating basic and diluted earnings per share and cash dividends declared per share reflects the stock split effected in connection with our initial public offering during November 2017 as if the stock split was effected on January 1, 2015. See Notes 1 and Note 18 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

	As of December 31,
	2019	2018	2017	2016	2015
(dollars in thousands)
Balance Sheet Data:
Notes receivable, net	$449,162	$439,167	$426,858	$425,800	$415,598
Inventory	346,937	334,149	281,291	238,534	220,211
Total assets	1,360,018	1,346,467	1,231,481	1,123,952	1,083,151
Total debt obligations - non recourse	334,246	382,257	336,421	327,358	314,024
Total debt obligations - recourse	306,810	281,388	255,275	255,057	256,752
Total shareholders' equity	465,659	475,365	433,654	298,312	244,485

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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.bluegreenvacations.com or with the SEC at www.sec.gov.

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 220,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to over 11,350 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within our core demographic.

VOI Sales and Financing

Our primary business is the marketing and selling of deeded VOIs, developed either by us or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at 11,350 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, we began selling VOIs on behalf of third-party developers and have successfully diversified from a business focused on capital-intensive resort development to a flexible model with a balanced mix of developed and capital-light inventory. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales generally require no initial investment or development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. In conjunction with our VOI sales, we also generate interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 13% to approximately 17% per annum. As of December 31, 2019, the weighted-average interest rate on our VOI notes receivable was 14.9%. In addition, we earn fees for various other services, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing.

Resort Operations and Club Management

We enter into management agreements with the Home Owner Associations (“HOAs”) that maintain most of the resorts and earn fees for providing management services to those HOAs and our approximately 220,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. In addition to resort and club management services, we earn fees for various other services that produce recurring, predictable and long term-revenue, including construction management services to third-party developers.

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

Resort Operations and Club Management Revenue. Represents recurring fees from managing the Vacation Club and transaction fees for Traveler Plus and other member services. We also earn recurring management fees under our management agreements with HOAs for day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative functions.

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

Adjusted EBITDA. We define Adjusted EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes, loss (gain) on assets held for sale, depreciation and amortization, amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which we own a 51% interest), and items that we believe are not representative of ongoing operating results including charges such as severance. Accordingly, amounts paid, accrued or incurred in connection with the Bass Pro settlement in June 2019 were excluded in the computation of Adjusted EBTIDA for the year ended December 31, 2019. For purposes of the Adjusted EBITDA calculation for each period presented, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the operations of our business.

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

Results of Operations

Adjusted EBITDA for the years ended December 31, 2019 and 2018 and 2017

We consider Segment Adjusted EBITDA in connection with our evaluation of the operating performance of our business segments as described in Note 17: Segment Reporting to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. See above for a discussion of our definition of Adjusted EBITDA, how management uses it to manage our business and material limitations on its usefulness. The following tables set forth Segment Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, our most comparable GAAP financial measure:

	For the Years Ended December 31,
	2019	2018	2017
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$147,081	$173,668	$181,647
Adjusted EBITDA - resort operations
and club management	56,378	50,561	43,350
Total Segment Adjusted EBITDA	203,459	224,229	224,997
Less: Corporate and other	(81,670)	(82,409)	(74,717)
Total Adjusted EBITDA	$121,789	$141,820	$150,280

	For the Years Ended December 31,
	2019	2018	2017
(in thousands)
Net income attributable to shareholder(s)	$34,851	$87,962	$126,583
Net income attributable to the non-controlling interest
in Bluegreen/Big Cedar Vacations	11,273	12,390	12,760
Adjusted EBITDA attributable to the non-controlling
interest in Bluegreen/Big Cedar Vacations	(11,670)	(12,468)	(12,485)
Loss on assets held for sale	3,656	3	46
Add: depreciation and amortization	14,114	12,392	9,632
Less: interest income (other than interest earned
on VOI notes receivable)	(7,191)	(6,044)	(6,874)
Add: interest expense - corporate and other	19,035	15,195	12,168
Add: franchise taxes	193	199	178
Add: provision (benefit) for income taxes	12,140	28,541	(2,345)
Add: severance	6,267	3,650	5,836
Add: Bass Pro settlement	39,121	—	4,781
Total Adjusted EBITDA	$121,789	$141,820	$150,280

The following tables reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Years Ended December 31,
	2019	2018	2017
(in thousands)
Gross sales of VOIs	$311,076	$305,530	$288,414
Add: Fee-based sales	308,032	318,540	330,854
System-wide sales of VOIs	$619,108	$624,070	$619,268

	As of and for the Years Ended December 31,
	2019	2018	2017
(in thousands, except number of resorts at period end, number of transactions and average sales volume per guest)
Other Financial Data:
System-wide sales of VOIs	$619,108	$624,070	$619,268
Total Adjusted EBITDA	$121,789	$141,820	$150,280
Adjusted EBITDA - sales of VOIs and
financing	$147,081	$173,668	$181,647
Adjusted EBITDA - resort operations
and club management	$56,378	$50,561	$43,350
Number of Bluegreen Vacation Club /
Vacation Club Associate resorts
at period end	68	69	67
Total number of sale transactions	40,703	40,087	40,705
Average sales volume per guest	$2,642	$2,642	$2,479

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Sales of VOIs and Financing

	For the Years Ended December 31,
	2019		2018
	Amount	% of System- wide sales of VOIs(5)	Amount	% of System- wide sales of VOIs(5)
(dollars in thousands)
Developed VOI sales (1)	$355,353	57%	$287,292	46%
Secondary Market sales	248,780	40	232,562	37
Fee-Based sales	308,032	50	318,540	51
JIT sales	13,346	2	56,450	9
Less: Equity trade allowances (6)	(306,403)	(49)	(270,774)	(43)
System-wide sales of VOIs	619,108	100%	624,070	100%
Less: Fee-Based sales	(308,032)	(50)	(318,540)	(51)
Gross sales of VOIs	311,076	50	305,530	49
Provision for loan losses (2)	(55,701)	(18)	(51,305)	(17)
Sales of VOIs	255,375	41	254,225	41
Cost of VOIs sold (3)	(21,845)	(9)	(23,813)	(9)
Gross profit (3)	233,530	91	230,412	91
Fee-Based sales commission revenue (4)	207,832	67	216,422	68
Financing revenue, net of financing expense	60,454	10	59,609	10
Other fee-based services - title operations, net	7,274	1	7,614	1
Net carrying cost of VOI inventory	(23,816)	(4)	(11,358)	(2)
Selling and marketing expenses	(317,716)	(51)	(307,614)	(49)
General and administrative expenses - sales and marketing	(70,258)	(11)	(27,848)	(4)
Other income, net	3,068	(1)	—	—
Operating profit - sales of VOIs and financing	100,368	16%	167,237	27%
Add: Depreciation and amortization	6,118		6,335
Add: Severance	1,416		96
Add: Bass Pro Settlement	39,121		—
Add: Loss on assets held for sale	58		—
Adjusted EBITDA - sales of VOIs and financing	$147,081		$173,668

(1)Developed VOI sales represent sales of VOIs acquired or developed by us under our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

(2)Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not of system-wide sales of VOIs).

(3)Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not based on system-wide sales of VOIs).

(4)Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not based on system-wide sales of VOIs).

(5)Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.

(6)Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs. Sales of VOIs were $255.4 million and $254.2 million during the years ended December 31, 2019 and 2018, respectively. Sales of VOIs are impacted by the factors described below in system-wide sales of VOIs. Gross sales of VOIs were reduced by $55.7 million and $51.3 million during the years ended December 31, 2019 and 2018, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing loans. Our provision for loan losses as a percentage of gross sales of VOIs was 18% and 17% during the years ended December 31, 2019 and 2018, respectively. The percentage of our sales which were realized in cash within 30 days from sale was 42% during both the years ended December 31, 2019 and 2018. The increase in the provision for loan losses was primarily due to an increase in the average annual default rates, which we believe is due in large part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters in 2019 increased 26% compared to 2018, with a significant portion of such increase attributable to default activity for our resorts and owners located in Missouri, where we believe certain attorneys are currently targeting our customers. See “Item 3. Legal Proceedings” for additional information regarding such letters and actions taken by us in connection therewith. While we believe our notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate, whether due to actions by our attorneys or otherwise. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	Year Ended December 31,
	2019	2018
Average annual default rates	8.73%	8.41%

	As of December 31,
	2019	2018
Delinquency rates	3.62%	2.91%

System-wide sales of VOIs. System-wide sales of VOIs were $619.1 million and $624.1 million during the years ended December 31, 2019 and 2018, respectively. System-wide sales decreased during 2019 due to a decrease in the number of guest tours. We believe the decrease was due in part to disruptions in staffing and operations at certain of our sales offices related to the issues with Bass Pro which were resolved when the parties entered into a settlement agreement in June 2019 (See Note 12: Commitments and Contingencies to our audited consolidated financial statements provided in Item 8 of this Annual Report on Form 10-K for additional information regarding this matter).

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. We manage which VOIs are sold based on several factors, including the needs of fee-based clients, our debt service requirements and default resale requirements under term securitization and similar transactions. These factors contribute to fluctuations in the amount of sales by category from period to period. Fee-Based Sales comprised 50% and 51% of system-wide sales of VOIs during the years ended December 31, 2019 and 2018, respectively. We expect this rate to decrease in 2020 as we focus on selling Bluegreen owned inventory, however, actual results may different from this estimate in the future.

The following table sets forth certain information for system-wide sales of VOIs for 2019 and 2018:

	For the Year Ended December 31,
(dollars in thousands, except average sales volume per guest)	2019	2018	% Change
Number of sales offices at period-end	26	26	—
Number of active sales arrangements with third-party clients at period-end	15	15	—
Total number of VOI sales transactions	40,703	40,087	2
Average sales price per transaction	$15,307	$15,692	(2)
Number of total guest tours	235,842	238,141	(1)
Sale-to-tour conversion ratio– total marketing guests	17.3%	16.8%	3
Number of new guest tours	142,130	146,623	(3)
Sale-to-tour conversion ratio– new marketing guests	14.1%	14.3%	(1)
Percentage of sales to existing owners	54.5%	51.6%	6
Average sales volume per guest	$2,642	$2,642	—

Cost of VOIs Sold. During the years ended December 31, 2019 and 2018, cost of VOIs sold was $21.8 million and $23.8 million, respectively, and represented 9% of sales of VOIs during each year. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. During 2019, we acquired more Secondary Market VOI inventory compared to 2018 due to a temporary suspension of Secondary Market VOI inventory purchases in September 2018 in connection with a system conversion involving our sales and inventory process. In addition, during 2019 our cost of sales benefited from sales of relatively lower cost VOIs as compared to 2018.   Further, in 2018 we increased the average selling price of VOIs by approximately 3%. As a result of this pricing change in 2018, we also increased our estimate of total gross margin on the sale of our VOI inventory under the relative sales value method. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during 2018, we recognized a benefit to cost of VOIs sold of $3.6 million ($2.7 million net of tax, $0.04 EPS).

Fee-Based Sales Commission Revenue. During the years ended December 31, 2019 and 2018, we sold $308.0 million and $318.5 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $207.8 million and $216.4 million, respectively, in connection with those sales. We earned an average sales and marketing commission of 67% and 68% during the years ended December 31, 2019 and 2018, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain of our fee-based service arrangements. The decrease in sales and marketing commission as a percentage of fee-based sales for 2019 as compared to 2018 is primarily related to the mix of developer sales at higher commission rates in 2018 as well as higher reserves for early defaults in 2019, which we refund to the third-party developers in certain circumstances.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $80.0 million and $79.4 million during the years ended December 31, 2019 and 2018, respectively, which was partially offset by interest expense on receivable backed debt of $20.5 million and $19.5 million, respectively. The increase in finance revenue net of finance expense in 2019 as compared to 2018 is a result of an increase in our notes receivable portfolio partially offset by our higher debt outstanding balances. Revenue from mortgage servicing during the years ended December 31, 2019 and 2018 of $6.2 million and $6.0 million, respectively, are included in financing revenue, net of mortgage servicing expenses of $5.3 million and $6.2 million, respectively.

Other Fee-Based Services — Title Operations, net. During the years ended December 31, 2019 and 2018, revenue from our title operations was $14.2 million and $12.2 million, respectively, which was partially offset by expenses directly related to our title operations of $7.0 million and $4.6 million, respectively. Resort title fee revenue varies based on sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located.

Net Carrying Cost of VOI Inventory. The carrying cost of our inventory was $35.7 million and $27.4 million during the years ended December 31, 2019 and 2018, respectively, which was partially offset by rental and sampler revenue of $11.8 million and $16.1 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to our acquisition of the Éilan Hotel and Spa during April 2018, increased maintenance fees and developer subsidies associated with our increase in VOI inventory and decreased rentals of developer inventory. In certain circumstances, the Company offsets the marketing costs by using its inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $317.7 million and $307.6 million during the years ended December 31, 2019 and 2018, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 51% and 49% during the years ended December 31, 2019 and 2018, respectively. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs is primarily attributable to higher costs per guest tour, higher fees to Bass Pro as well as a change in the timing of expense recognition under the settlement agreement with Bass Pro discussed below, additional costs related to our marketing operations in 15 new Cabela’s stores in 2019 and additional costs associated with testing new traditional and digital marketing programs. In addition, 2019 includes severance of $0.6 million pursuant to an agreement entered into with an executive during 2019 and is included in severance within the Sales of VOI and Financing segment.

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

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $70.3 million and $27.8 million during the years ended December 31, 2019 and 2018, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 11% and 4% during the years ended December 31, 2019 and 2018, respectively. Included in general and administrative expenses attributable to sales and marketing operations for the year ended December 31, 2019 was approximately $39.1 million related to the settlement of the dispute with Bass Pro in June 2019. In addition, 2019 includes severance of $0.8 million pursuant to an agreement entered into with an executive during 2019 and is included in severance within the Sales of VOIs and Financing segment. See Note 12: Commitments and Contingencies to our audited consolidated financial statements included in Item 8 of this report for additional information regarding the Bass Pro settlement.

Resort Operations and Club Management

	For the Years Ended December 31,
	2019		2018
(dollars in thousands)
Resort operations and club management revenue	$174,887		$168,353
Resort operations and club management expense	(125,928)		(119,553)
Operating profit - resort operations and club management	48,959	28%	48,800	29%
Add: Depreciation and amortization	1,294		1,719
Add: Severance	238		42
Add: Loss on assets held for sale	5,887		—
Adjusted EBITDA - resort operations and club management	$56,378		$50,561

Resort Operations and Club Management Revenue. Resort operations and club management revenue increased 4% during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Cost reimbursement revenue, which primarily consists of payroll and payroll related expenses for management of the HOAs and other services we provide where we are the employer, increased 2% during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Net of cost reimbursement revenue, resort operations and club management revenues increased 5% during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Resort operations and club management revenues, net of cost reimbursement revenues, increased during 2019 compared to 2018 primarily as a result of the receipt of management fees for the full year in 2019 related to two managed resorts added during 2018 and higher third-party rental commissions. We managed 49 resort properties as of both December 31, 2019 and December 31, 2018.

Resort Operations and Club Management Expense. During 2019, resort operations and club management expense increased 5% compared to 2018. This increase was primarily due to increased cost reimbursement expense and the addition of new managed resorts during 2018 described above. Additionally, in December 2019 we conveyed the ski and golf operations and related property at one of our resorts to the HOA, which resulted in a non-cash loss on the disposal of approximately $5.6 million.

Corporate and Other

	For the Years Ended December 31,
	2019	2018
(in thousands)
General and administrative expenses - corporate and other	$(81,829)	$(79,687)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(11,670)	(12,468)
Other income, net	1,909	1,201
Financing revenue -corporate and other	7,892	6,537
Interest income (other than interest earned on VOI notes receivable)	(7,191)	(6,044)
Franchise taxes	193	199
(Gain) loss on assets held for sale	(2,289)	3
Depreciation and amortization	6,702	4,338
Severance	4,613	3,512
Corporate and other	$(81,670)	$(82,409)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $81.8 million and $79.7 million during the years ended December 31, 2019 and 2018, respectively. The increase in 2019 was primarily attributable to increased severance costs pursuant to agreements entered into with certain executives during 2019 compared to 2018, partially offset by lower self-insured health care costs, lower legal expense and lower information technology costs. See “Liquidity and Capital Resources” below for additional information.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $11.7 million and $12.5 million during the years ended December 31, 2019 and 2018, respectively.

Other Income, net. Other income, net was $1.9 million and $1.2 million during the years ended December 31, 2019 and 2018, respectively. This increase was primarily related to a land sale during June 2019 resulting in a gain of $2.0 million.

Interest Expense. Interest expense not related to receivable-backed debt was $19.0 million and $15.2 million during the years ended December 31, 2019 and 2018, respectively. The increase in interest expense is primarily due to a higher outstanding debt balances during the 2019 periods as compared to the 2018 periods. Additionally, in September 2019, we paid off our 2013 Notes Payable and in connection with this repayment, we wrote off unamortized debt issuance costs of $0.4 million.

Provision for Income Taxes. Provision for income taxes was $12.1 million and $28.5 million during the years ended December 31, 2019 and 2018, respectively. Our effective income tax rate was approximately 26% and 25% for the years ended December 31, 2019 and 2018, respectively.

Changes in Financial Condition

The following table summarizes our cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2019	2018
Net cash provided by operating activities	$70,558	$76,834
Net cash used in investing activities	(19,595)	(32,539)
Net cash used in financing activities	(84,451)	(14,510)
Net (decrease) increase in cash and cash equivalents	$(33,488)	$29,785

Cash Flows from Operating Activities

Our operating cash flow decreased $6.3 million during the year ended December 31, 2019 compared to 2018 due primarily to the $20.0 million payment made to Bass Pro in June 2019 pursuant to the settlement agreement described above and decreases in cash flows from changes in working capital. See Note 12: Commitments and Contingencies to our audited consolidated financial statements included in Item 8 of this report for additional information regarding the Bass Pro settlement. These decreases were partially offset by $15.9 million in decreased spending on acquisition and development of inventory and a $9.8 million reduction in income tax payments during 2019 as compared to 2018.

Cash Flows from Investing Activities

Cash used in investing activities decreased $12.9 million during the year ended December 31, 2019 compared to 2018, primarily due to lower spending on purchases of property and equipment in 2019, as well as $4.9 million in net proceeds received for the sale of land during 2019.

Cash Flows from Financing Activities

Cash used in financing activities increased $69.9 million during the year ended December 31, 2019 compared to 2018, primarily due to net repayments of lines-of-credit and notes payable and receivable-backed notes payable during 2019 compared to net borrowings on such facilities during 2018. Additionally, dividend payments increased by $2.8 million during 2019 as compared to 2018. These factors which increased cash used in financing activities during 2019 compared to 2018 were partially offset by a decrease in repurchases of our common stock of $3.2 million and a decrease in distributions paid to non-controlling interest in Bluegreen/Big Cedar Vacations of $2.5 million in 2019 as compared to 2018.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our revenue and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Due to consumer travel patterns, we typically see more tours and experience higher VOI sales during the second and third quarters.

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

While the vacation ownership business has historically been capital intensive and we have in the past and may in the future pursue transactions or activities which may require significant capital investment, we have sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting our capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through secondary market or JIT arrangements. We consider free cash flow to be a measure of cash generated by operating activities that can be used for future investing and financing activities, however, it is not a guarantee that we will use excess cash flows for such purposes

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in our continued liquidity. A financed VOI buyer is generally only required to provide a minimum of 10% to 20% of the purchase price in cash or equity at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been a critical factor in our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. If there is a tightening of credit or instability or volatility in the financial markets, as a result of the coronavirus or otherwise, there is no assurance that financing or securitization of VOIs will be available to us in the future at acceptable terms, or at all. Further, the recent coronavirus outbreak in the United States could impact leisure travel and the sale of vacation packages and VOIs. While it is too early to gauge the likely duration or ultimate impact, package sales have declined and trip cancelations have increased since the coronavirus outbreak in the United States.

In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Development expenditures during 2020 are expected to be in a range of $50.0 million to $60.0 million, which primarily relate to developments at the Bluegreen/Big Cedar Vacations resort and refurbishments at certain of our resorts, including our Blue Ridge Village Resort in Banner Elk, North Carolina.

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOIs. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others generally on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory in 2020 is expected to range between $10.0 million to $15.0 million.

Capital expenditures in connection with sales and marketing facilities as well as information technology capital expenditures are expected to be in a range of $5.0 million to $10.0 million in 2020.

Available funds may also be used to acquire or develop VOIs at other existing or new locations, acquire other businesses or assets, invest in other real estate based opportunities, or to fund loans to affiliates or others.

During 2019, we paid quarterly cash dividends on our common stock of $0.17 per share during the first, second, and third quarters of 2019 and $0.13 per share during the fourth quarter of 2019, which totaled $47.6 million in the aggregate. During 2018, we paid quarterly cash dividends of $0.15 per share on our common stock, which totaled $44.8 million in the aggregate. We intend to pay regular quarterly cash dividends on our common stock, subject to declaration by, and the discretion of, our board of directors and limitations contained in our credit facilities. On February 20, 2020, we paid a cash dividend of $0.13 per share on our common stock, which totaled $9.7 million in the aggregate.

In April 2015, one of our wholly-owned subsidiaries provided an $80.0 million loan to BBX Capital. Amounts outstanding bear interest at 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being currently due and payable at the end of the five-year term of the loan. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us to remain in compliance with covenants under our outstanding indebtedness. During each of the years ended December 31, 2019 and 2018, we recognized $4.8 million of interest income on the loan to BBX Capital.

Our level of debt and debt service requirements have several important effects on our operations, including that: (i) significant debt service cash requirements reduce the funds available for operations and future business opportunities and increase our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and may restrict our ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments; and (iv) our leverage position may limit funds available for acquisitions, working capital, capital expenditures, dividends and other general corporate purposes. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell our VOI notes receivable. As of December 31, 2019, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of December 31, 2019	Outstanding Balance as of December 31, 2019	Availability as of December 31, 2019	Advance Period Expiration; Borrowing Maturity as of December 31, 2019	Borrowing Rate; Rate as of December 31, 2019
Liberty Bank Facility	$50,000	$25,860	$24,140	June 2020; March 2023	Prime Rate; floor of 4.00%; 4.75%
NBA Receivables Facility	70,000	32,405	37,595	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%; 4.55%
Pacific Western Facility	40,000	30,304	9,696	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 4.68%
KeyBank/DZ Purchase Facility	80,000	31,708	48,292	December 2022; December 2024	30 day LIBOR or CP +2.25%; 3.99% (1)
Quorum Purchase Facility	50,000	44,525	5,475	June 2020; December 2032	(2)
	$290,000	$164,802	$125,198

(1)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. As described in further detail below, the interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(2)Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2019, $3.1 million accrues interest at a rate per annum of 4.75%, $21.3 million accrues interest at a fixed rate of 4.95%, $1.6 million accrues interest at a fixed rate of 5.00%, $17.2 million accrues interest at a fixed rate of 5.10%, and $1.3 million accrues interest at a fixed rate of 5.50%.

Liberty Bank Facility. Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period through March 2020. The Liberty Bank Facility matures in March 2023. Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, during the revolving credit period of the facility. Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility. All borrowings outstanding under the facility bear interest at an annual rate equal to the Wall Street Journal (“WSJ”) Prime Rate, subject to a 4.00% floor. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity. On February 11, 2020, the Liberty Bank Facility was amended solely to extend the revolving credit period from March 12, 2020 to June 10, 2020.

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

KeyBank/DZ Purchase Facility. We have a VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which permits maximum outstanding financings of up to $80.0 million and provides for an advance rate of 80% with respect to VOI receivables securing amounts financed. On December 27, 2019, the KeyBank/DZ Purchase Facility was amended to extend the advance period to December 2022 from December 2019. The KeyBank/DZ Purchase Facility will mature and all outstanding amounts will become due 24 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. Pursuant to the amendment, the interest rate payable under the facility is the applicable index rate plus 2.25% until the expiration of the revolving advance period (a decrease from 2.75% prior to the amendment) and thereafter will equal the applicable index rate plus 3.25% (a decrease from 4.75% prior to the amendment). Subject to the terms of the facility, we will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. The revolving purchase period expires on June 30, 2020. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by all parties. The loan purchase fee applicable to future advances is 0.25% and the maturity of the Quorum Purchase Facility is in December 2032. Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2019, $3.1 million accrues interest at a rate per annum of 4.75%, $21.3 million accrues interest at a fixed rate of 4.95%, $1.6 million accrues interest at a fixed rate of 5.00%, $17.2 million accrues interest at a fixed rate of 5.10%, and $1.3 million accrues interest at a fixed rate of 5.50%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, we amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50%, depending on our leverage ratio, are collateralized by certain of our VOI inventories, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. At closing, we borrowed the entire $100.0 million term loan and $30.0 million under the revolving line of credit. Proceeds were used to repay the outstanding balance on the existing Fifth Third Syndicated Credit Facility, repay $3.6 million on the existing Fifth Third Bank Note Payable and pay expenses and fees associated with the amendment, with the remainder to be used for general corporate purposes. As of December 31, 2019, outstanding borrowings under the facility totaled $128.8 million, including $98.8 million under the Fifth Third Syndicated Term Loan with an interest rate of 3.71%, and $30.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 3.85%.

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

The following table summarizes the contractual minimum principal and interest payments required on all of our outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of December 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total
Receivable-backed notes payable	$—	$13,124	$102,381	$312,435	$(5,125)	$422,815
Lines-of-credit and notes payable	10,275	26,670	110,625	—	(1,410)	146,160
Jr. subordinated debentures (1)	—	—	—	110,827	—	110,827
Noncancelable operating leases (2)	6,038	9,448	4,598	11,608	—	31,692
Bass Pro Settlement (3)	4,000	8,000	8,000	—	—	20,000
Total contractual obligations	20,313	57,242	225,604	434,870	(6,535)	731,494

Interest Obligations (4)
Receivable-backed notes payable	16,728	33,086	29,076	85,629	—	164,519
Lines-of-credit and notes payable	5,527	9,545	7,001		—	22,073
Jr. subordinated debentures	7,537	15,075	15,075	83,844	—	121,531
Total contractual interest	29,792	57,706	51,152	169,473	—	308,123
Total contractual obligations	$50,105	$114,948	$276,756	$604,343	$(6,535)	$1,039,617

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $38.7 million.

(2)Amounts represent the cash payment for leases and includes interest of $9.6 million.

(3)Amounts represent the cash settlement to Bass Pro and includes imputed interest of $2.1 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2019.

In December 2019, our President and Chief Executive Officer resigned. In connection with his resignation, we agreed to make payments totaling $3.5 million over a period of 18 months, all of which remained payable as of December 31, 2019. Additionally, during 2019 we entered into certain agreements with executives related to their separation from Bluegreen or change in position. Pursuant to the terms of these agreements, we agreed to make payments totaling $2.5 million through November 2020. As of December 31, 2019, $2.3 million remained payable under these agreements.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2019 and 2018, we made payments related to such subsidies of $24.9 million and $12.6 million, respectively, which are included within cost of other fee-based services. As of December 31, 2019 and December 31, 2018, we had no accrued liabilities for such subsidies.

We believe that our existing cash, anticipated cash generated from operations, anticipated future borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of our ongoing business strategy and the availability of credit. We will continue our efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. We may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, our efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including debt service obligations.

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

Pursuant to a settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million each commencing in 2020. Additionally, in lieu of the previous commission arrangement, we agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that we are accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). We also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. The fixed annual fee was prorated for 2019. Subject to the terms and conditions of the settlement agreement, we will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. We had marketing operations at 15 Cabela’s stores at December 31, 2019 and are required to begin marketing operations in at least 25 more stores by December 31, 2020. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the parties’ agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year.

Off-balance-sheet Arrangements

As of December 31, 2019 and December 31, 2018, we did not have any “off-balance sheet” arrangements.

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

Revenue Recognition

Revenue is recognized for sales of VOIs after control of the VOI is deemed transferred to the customer. Transfer of control of the VOI to the buyer is deemed to occur when the legal rescission period expires as the risk and rewards associated with VOI ownership are transferred to the buyer at that time. In cases where construction and development of our developed resorts has not been completed, we defer all of the revenue and associated expenses for the sales of VOIs until construction is complete. We generally offer qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments and may be prepaid without penalty. For sales of VOIs for which we provide financing, we have reduced the transaction price for expected loan losses, which we consider to be variable consideration. To the extent we determine that it is probable that a significant reversal of cumulative revenue recognized may occur, we record an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. We estimate of variable consideration is based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the notes. We also consider whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. Our policies regarding the estimation of variable consideration on our notes receivable are discussed in further detail under “Allowance for Loan Losses on VOI Notes Receivable” below. VOI Sales where no financing was provided do not have any material significant payment terms.

Revenue in connection with our other fee-based services is recognized as services are rendered. Services provided to the HOAs are comprised of day-to-day services to operate the resort, including management services and certain accounting and administrative functions. Management services provided to the Vacation Club include managing the reservation system and providing owner, billing and collection services. Our management contracts are typically structured as cost-plus with an initial term of three years and automatic one year renewals. We believe these services to be a series of distinct goods and services to be accounted for as a single performance obligation that is satisfied over time and recognized as revenue as the customer receives the benefits of its services.

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

Interest Rate Risk

As of December 31, 2019, we had fixed interest rate debt of approximately $334.2 million and floating interest rate debt of approximately $343.6 million, excluding purchase accounting adjustments for junior subordinated debentures of $36.8 million. In addition, our notes receivable as of December 31, 2019 were comprised of approximately $589.2 million of notes bearing interest at fixed rates and approximately $0.6 million of notes bearing interest at floating rates. The floating interest rates are subject to floors and are generally based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes generally do not affect the market value of the debt, but do impact earnings and cash flows relating to the debt, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows relating to the debt, assuming other factors are held constant.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to our floating rate debt would be an annual increase of approximately $3.4 million based on December 31, 2019 balances and interest rates. Due to the interest rate floors on our floating rate debt, if interest rates decreased one percentage point, the effect on interest expense related to our floating rate debt would be an annual decrease of approximately $3.0 million based on December 31, 2019 balances and interest rates. In addition, a one percentage point increase or decrease in interest rates would affect the total fair value of our fixed rate debt by an immaterial amount. This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a significant change in interest rates, we may pursue actions in order to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that may be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure. Further, in the event of tightened credit markets, there may a significant tightening of availability under our existing lines, we may be unable to renew our lines of credit or obtain new facilities. In addition, Bluegreen’s ability to borrow against or sell its VOI notes receivable has historically been a critical factor in its liquidity. As a result, instability or volatility in the financial markets restricting the availability of credit, including any tightening of the credit markets in connection with the recent coronavirus outbreak, may adversely impact the Company’s, business, results of operations, liquidity, or financial condition.

Risks Relating to Inflation and Changing Prices

Inflation and changing prices have had and may in the future have a material impact on our revenue and results of operations. We have increased the sales prices of our VOIs periodically, including in December 2018, and have from time to time experienced increases in construction and development costs. We may not be able to increase or maintain the current level of our sales prices, and increased construction and development costs may have a material adverse impact on our gross margin. In addition, to the extent that inflation or increased prices for VOIs adversely impacts consumer demand, our results of operations could be adversely impacted.

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our results of operations and liquidity.

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although our VOIs notes receivable are not indexed to LIBOR, we currently have $110.8 million of LIBOR indexed junior subordinated debentures, $78.6 million of LIBOR indexed receivable-backed notes payable and lines of credit, and $147.6 million of LIBOR indexed Lines of credit and notes payable that mature after 2021.

We are evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on our results of operations and liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLUEGREEN VACATIONS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bluegreen Vacations Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Bluegreen Vacations Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Fort Lauderdale, Florida

March 12, 2020

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2019	2018

ASSETS
Cash and cash equivalents	$190,009	$219,408
Restricted cash ($22,534 and $28,400 in VIEs at December 31, 2019
and December 31, 2018, respectively)	49,637	53,726
Notes receivable, net ($292,590 and $341,975 in VIEs
at December 31, 2019 and December 31, 2018, respectively)	449,162	439,167
Inventory	346,937	334,149
Prepaid expenses	10,501	10,097
Other assets	52,137	49,796
Operating lease assets - See Note 7	20,858	—
Intangible assets, net	61,515	61,845
Loan to related party	80,000	80,000
Property and equipment, net	99,262	98,279
Total assets	$1,360,018	$1,346,467

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$16,653	19,515
Accrued liabilities and other	103,948	80,364
Operating lease liabilities - See Note 7	22,124	—
Deferred income	18,074	16,522
Deferred income taxes	92,504	91,056
Receivable-backed notes payable - recourse	88,569	76,674
Receivable-backed notes payable - non-recourse (in VIEs)	334,246	382,257
Lines-of-credit and notes payable	146,160	133,391
Junior subordinated debentures	72,081	71,323
Total liabilities	894,359	871,102

Commitments and Contingencies - See Note 12

Shareholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 74,362,693 shares issued and outstanding at December 31, 2019 and 74,445,923 shares
issued and outstanding at December 31, 2018	744	744
Additional paid-in capital	269,534	270,369
Retained earnings	145,847	158,641
Total Bluegreen Vacations Corporation shareholders' equity	416,125	429,754
Non-controlling interest	49,534	45,611
Total shareholders' equity	465,659	475,365
Total liabilities and shareholders' equity	$1,360,018	$1,346,467

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017

Revenue:
Gross sales of VOIs	$311,076	$305,530	$288,414
Provision for loan losses	(55,701)	(51,305)	(46,397)
Sales of VOIs	255,375	254,225	242,017

Fee-based sales commission revenue	207,832	216,422	229,389
Other fee-based services revenue	125,244	118,024	111,819
Cost reimbursements	63,889	62,534	52,639
Interest income	87,902	85,914	86,876
Other income, net	—	1,201	312
Total revenue	740,242	738,320	723,052

Costs and expenses:
Cost of VOIs sold	21,845	23,813	17,679
Cost of other fee-based services	86,940	72,968	64,560
Cost reimbursements	63,889	62,534	52,639
Selling, general and administrative expenses	468,856	415,403	421,199
Interest expense	39,538	34,709	29,977
Other expense, net	910	—	—
Total costs and expenses	681,978	609,427	586,054

Income before non-controlling interest and
provision for income taxes	58,264	128,893	136,998
Provision (benefit) for income taxes	12,140	28,541	(2,345)
Net income	46,124	100,352	139,343
Less: Net income attributable to non-controlling interest	11,273	12,390	12,760
Net income attributable to Bluegreen Vacations
Corporation Shareholders	$34,851	$87,962	$126,583

Comprehensive income attributable to Bluegreen Vacations
Corporation Shareholders	$34,851	$87,962	$126,583

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017

Earnings per share attributable to
Bluegreen Vacations Corporation shareholders - Basic and diluted (1)	$0.47	$1.18	$1.77

Weighted average number of common shares:
Basic and diluted (1)	74,439	74,712	71,448

Cash dividends declared per share(1)	$0.64	$0.60	$0.56

(1)The calculation of basic and diluted earnings per share and cash dividends declared per share were based on shares issued in connection with our initial public offering during November 2017 and give effect to the stock split effected in connection therewith as if the stock split was effected on January 1, 2017. See Note 1: Organization and Note 18: Earnings Per Share for further discussion.

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Equity Attributable to Bluegreen Shareholder(s)
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
70,997,732	Balance at December 31, 2016	$298,312	$710	$227,134	$28,937	$41,531
—	Net income	139,343	—	—	126,583	12,760
—	Member distribution to Non-controlling interest holder	(11,270)	—	—	—	(11,270)
—	Dividends to shareholder	(40,000)	—	—	(40,000)	—
3,736,723	Issuance of common stock upon initial public offering, net of offering costs (1)	47,269	37	47,232	—	—
74,734,455	Balance at December 31, 2017	433,654	747	274,366	115,520	43,021
—	Net income	100,352	—	—	87,962	12,390
—	Member distribution to Non-controlling interest holder	(9,800)	—	—	—	(9,800)
—	Dividends to shareholder	(44,841)	—	—	(44,841)	—
(288,532)	Repurchase and retirement of Common Stock	(4,000)	(3)	(3,997)	—	—
74,445,923	Balance at December 31, 2018	475,365	744	270,369	158,641	45,611
—	Net income	46,124	—	—	34,851	11,273
—	Member distribution to Non-controlling interest holder	(7,350)	—	—	—	(7,350)
—	Dividends to shareholders	(47,645)	—	—	(47,645)	—
(83,230)	Repurchase and retirement of Common Stock	(835)	—	(835)	—	—
74,362,693	Balance at December 31, 2019	$465,659	$744	$269,534	$145,847	$49,534

(1)Based on shares issued in connection with our initial public offering during November 2017 and gives effect to the stock split effected in connection therewith as if the stock split was effected on January 1, 2016. See Note 1: Organization for further discussion.

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$46,124	$100,352	$139,343
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	18,992	16,604	14,110
Loss on disposal of property and equipment, net	3,909	179	524
Provision for loan losses	55,677	51,236	46,412
Provision (benefit) for deferred income taxes	1,448	2,090	(42,022)
Changes in operating assets and liabilities:
Notes receivable	(65,672)	(63,545)	(47,470)
Prepaid expenses and other assets	(2,920)	2,704	(7,103)
Inventory	(12,788)	(32,022)	(42,757)
Accounts payable, accrued liabilities and other, and
deferred income	25,788	(764)	4,933
Net cash provided by operating activities	70,558	76,834	65,970

Investing activities:
Purchases of property and equipment	(24,475)	(32,539)	(14,115)
Proceeds from sale of property and equipment	4,880	—	—
Net cash used in investing activities	(19,595)	(32,539)	(14,115)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	99,671	254,494	203,001
Payments on borrowings collateralized by notes receivable	(137,468)	(216,023)	(195,919)
Proceeds from borrowings under line-of-credit facilities
and notes payable	99,292	51,736	36,426
Payments under line-of-credit facilities and notes payable	(86,784)	(43,066)	(34,851)
Payments of debt issuance costs	(3,332)	(3,010)	(3,390)
Gross proceeds from public offering	—	—	48,652
Payments of public offering costs	—	—	(1,383)
Repurchase and retirement of common stock	(835)	(4,000)	—
Distributions to non-controlling interest	(7,350)	(9,800)	(11,270)
Dividends paid	(47,645)	(44,841)	(40,000)
Net cash (used in) provided by financing activities	(84,451)	(14,510)	1,266
Net (decrease) increase in cash and cash equivalents
and restricted cash	(33,488)	29,785	53,121
Cash, cash equivalents and restricted cash at the beginning of period	273,134	243,349	190,228
Cash, cash equivalents and restricted cash at end of period	$239,646	$273,134	$243,349

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$34,945	$30,260	$26,244
Income taxes paid	$15,567	$25,156	$41,035

Supplemental schedule of non-cash investing and financing activities:
Acquisition of inventory, property, and equipment for notes payable	$—	$24,258	$—

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Our Business

Bluegreen Vacations Corporation (“Bluegreen Vacations”, “Bluegreen”, we,” “us,” “our,” or the “Company”) is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”)) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). We market, sell and manage VOIs in resorts, which are generally located in high-volume, “drive-to” vacation destinations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through our points-based system, the approximately 220,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to over 11,350 other hotels and resorts through partnerships and exchange networks. The resorts in which we market, sell or manage VOIs were either developed or acquired by us, or were developed and are owned by third parties. We earn fees for providing sales and marketing services to third party developers. We also earn fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, we provide financing to qualified VOI purchasers, which generates significant interest income.

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

Initial Public Offering

Our initial public offering of common stock closed on November 17, 2017. In the initial public offering, we sold 3,736,723 shares of our common stock at the public offering price of $14.00 per share, less underwriting discounts and commissions. In addition, BBX Capital Corporation (NYSE: BBX) (“BBX Capital”), our sole shareholder prior to the initial public offering, sold, as selling shareholder, 3,736,722 shares of our common stock, including 974,797 shares sold on December 5, 2017 pursuant to the underwriters exercise of its option to purchase additional shares, at the public offering price of $14.00 per share, less underwriting discounts and commissions. We did not receive any proceeds from the sale of shares by BBX Capital. BBX Capital continues to own approximately 90% of our outstanding common stock through its wholly owned subsidiary. Our common stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “BXG” since our initial public offering on November 17, 2017. In connection with the initial public offering, we effected a 709,977-for-1 stock split. All share and per share amounts herein reflect, or are calculated after giving effect to, such stock split.

2. Basis of Presentation and Recently Issued Accounting Pronouncements

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

Revenue Recognition

Sales of VOIs. Revenue is recognized for sales of VOIs after control of the VOI is deemed transferred to the customer, which is when the legal rescission period has expired on a binding executed VOI sales agreement and the collectability of the note receivable from the buyer, if any, is reasonably assured. Transfer of control of the VOI to the buyer is deemed to occur when the legal rescission period expires as the risk and rewards associated with VOI ownership are transferred to the buyer at that time. We record customer deposits from contracts within the legal rescission period in restricted cash and accrued liabilities and other in our consolidated balance sheets as such amounts are refundable until the legal rescission period has expired. In cases where construction and development of our developed resorts has not been completed, we defer all of the revenue and associated expenses for the sales of VOIs until construction is complete and the resort may be occupied.

We generally offer qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments and may be prepaid without penalty. For sales of VOIs for which we provide financing, we have reduced the transaction price for expected loan losses, which we consider to be variable consideration. Our estimates of the variable consideration are based on the results of our static pool analysis, which relies on historical payment data for similar VOI notes receivable. Our policies regarding the estimation of variable consideration on our notes receivable are discussed in further detail under “Notes Receivable” below. VOI Sales where no financing was provided do not have any significant payment terms.

Fee-based sales commission revenue. We enter into fee-based sales arrangements with third-party developers to sell VOIs through our sales and marketing platform for which we earn a commission. We recognize commission revenue to the extent that, it is probable that a significant reversal of such revenue will not occur and the related consumer rescission period has expired. We recognize commission revenue over time as the third-party developer receives and consumes the benefits of the services.

Other fee-based services revenue and cost reimbursements. Revenue in connection with our other fee-based services (which are described below) is recognized as follows:

•Resort and club management revenue is recognized as services are rendered. These services provided to the resort HOAs are comprised of day-to-day services to operate the resort, including management services and certain accounting and administrative functions. Management services provided to the Vacation Club include managing the reservation system and providing owner, billing and collection services. Our management contracts are typically structured as cost-plus with an initial term of three years and automatic one year renewals. We believe these services to be a series of distinct goods and services to be accounted for as a single performance obligation over time and recognize revenue as the customer receives the benefits of our services. We allocate variable consideration to the distinct good or service within the series, such that revenue from management fees and cost reimbursements is recognized in each period as the uncertainty with respect to such variable consideration is resolved.

•We receive cost reimbursements for performing day to day management services, based on agreements with the HOAs. These costs primarily consist of payroll and payroll related costs for management of the HOAs and other services we provide where we are the employer. Cost reimbursements are based upon actual expenses and are billed to the HOA on a monthly basis. We recognize cost reimbursements when we incur the related reimbursable costs as the HOA receives and consumes the benefits of the management services.

•Resort title fee revenue is recognized when escrow amounts are released and title documents are completed.

•Rental revenue is recognized on a daily basis which is consistent with the period for which the customer benefits from such service.

•Mortgage servicing revenue is recognized as services are rendered.

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

Under timeshare accounting rules, rental operations, including accommodations provided through the use of our sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenue are expensed as incurred. Revenue from the sampler program is deferred and typically recognized within a year from sale as guests complete stays at the resorts. During each of the years presented, our aggregate rental revenue and sampler revenue was less than the aggregate carrying cost of our VOI inventory. Accordingly, we recorded such revenue as a reduction to the carrying cost of VOI inventory, which is included in cost of other fee-based services in our consolidated statements of operations and comprehensive income for each year.

Notes Receivable

Our notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of December 31, 2019 and December 31, 2018, $25.5 million and $20.4 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days, our VOI notes receivable are generally written off against the allowance for loan loss.

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

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with obtaining financing from third-party lenders and are presented in our consolidated balance sheets as other assets or as a direct deduction from the carrying value of the associated debt liability. These costs are capitalized and amortized to interest expense over the terms of the related financing arrangements. As of December 31, 2019, and 2018, unamortized deferred financing costs totaled $12.3 million and $13.1 million, respectively. Interest expense from the amortization of deferred financing costs for the years ended December 31, 2019, 2018, and 2017 was $4.1 million, $3.5 million and $3.1 million, respectively.

Property and Equipment

Our property and equipment is recorded at acquisition cost. We record depreciation and amortization in a manner that recognizes the cost of its depreciable assets over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated useful lives of the improvements.

We capitalize the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project and ends when the asset is ready for its intended use. Software developed or obtained for internal use is generally amortized on a straight-line basis over 3 to 5 years. Capitalized costs of software for internal use for the years ended December 31, 2019 and 2018 were $9.6 million and $10.0 million, respectively.

Intangible Assets

Intangible assets consist of property management contracts with various HOAs to manage, service, staff and maintain the property. A majority of our property management contracts have indefinite useful lives and are not amortized, but instead are reviewed for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We did not record any impairment charges during the years ended December 31, 2019, 2018 or 2017.

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying amounts of our long-lived assets, undeveloped or under development resort properties under the guidelines of ASC 360, Property, Plant and Equipment (“ASC 360”), which provides guidance relating to the accounting for the impairment or disposal of long-lived assets. We review the carrying amounts of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We assess impairment by comparing the undiscounted cash flows of the assets to their carrying amounts. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized to write-down the carrying value of the asset to the estimated fair value less any costs of disposition. No impairment charges were recorded during any of the years presented.

Income Taxes

Income tax expense is recognized at applicable U.S. tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period for income tax purposes. The tax effects of such differences are reported as deferred income taxes. Valuation allowances are recorded in periods in which it is determined that the realization of deferred tax assets does not meet the more likely than not recognition threshold.

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

Advertising Expense

We expense advertising costs, which are primarily marketing costs, as incurred. Advertising expense was $144.3 million, $136.9 million, and $147.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

We have entered into marketing arrangements with various third parties. For the years ended December 31, 2019, 2018, and 2017, sales of VOIs to prospects and leads generated by our marketing arrangement with Bass Pro accounted for approximately 13%, 14% and 15%, respectively, of our total VOI sales volume. There can be no guarantee that we will be able to maintain this agreement in accordance with its terms or extend or renew this agreement on similar terms, or at all, nor is there any assurance that our business relationship with Bass Pro under the revised terms of our marketing agreement entered into in June 2019 will be as profitable as under the prior terms, or at all. See Note 12: Commitments and Contingencies for a description of the revised terms of our marketing agreement with Bass Pro.

Recently Adopted Accounting Pronouncements

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

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to our operations which had not yet been adopted as of December 31, 2019:

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. Further, public entities will be required to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard became effective for us on January 1, 2020. We are currently finalizing our assessment, however we do not expect the impact of the implementation to be material to our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal–Use Software (Subtopic 350-40)” (“ASU 2018-15”), which requires a customer in a cloud computing arrangement that is a service contract (“CCA”) to follow internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. ASU 2018-15 also requires companies to present implementation costs related to a CCA in the same financial statement line items as the CCA service fees. We adopted this standard on January 1, 2020 and are applying the transition guidance as of the date of adoption prospectively, under the current period adjustment method. We expect that capitalized implementation costs related to a CCA that were in the implementation phase as of January 1, 2020, ranging from $1.5 million to $2.5 million, will be reclassified from property and equipment to prepaid expenses in connection with our adoption of this standard. We believe that the standard will not have a material impact on our consolidated statements of operations and comprehensive income or cash flows.

3. Revenue From Contracts with Customers

We operate our business in the following two segments: (i) Sales of VOIs and financing; and (ii) Resort operations and club management. The table below sets forth our disaggregated revenue by segment from contracts with customers (in thousands).

	For the Years Ended
	December 31,
	2019	2018	2017

Sales of VOIs (1)	$255,375	$254,225	$242,017
Fee-based sales commission revenue (1)	207,832	216,422	229,389
Resort and club management revenue (2)	103,470	99,535	91,080
Cost reimbursements (2)	63,889	62,534	52,639
Title fees and other (1)	14,246	12,205	14,742
Other revenue (2)	7,528	6,284	5,997
Revenue from customers	652,340	651,205	635,864
Interest income (1)	87,902	85,914	86,876
Other income, net	—	1,201	312
Total revenue	$740,242	$738,320	$723,052

(1) Interest income of $80.0 million is included in our sales of VOIs and financing segment described in Note 17.

(2) Included in our resort operations and club management segment described in Note 17.

Please refer to Note 17: Segment Reporting for additional information related to our segments.

4. Notes Receivable

The table below provides information relating to our notes receivable and our allowance for loan losses (dollars in thousands):

	As of December 31,
	2019	2018
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$203,872	$124,642
VOI notes receivable - securitized	385,326	447,850
	589,198	572,492
Allowance for loan losses - non-securitized	(47,894)	(28,258)
Allowance for loan losses - securitized	(92,736)	(105,875)
VOI notes receivable, net	$448,568	$438,359
Allowance as a % of VOI notes receivable	24%	23%

Notes receivable secured by homesites: (1)
Homesite notes receivable	659	898
Allowance for loan losses	(65)	(90)
Homesite notes receivable, net	$594	$808
Allowance as a % of homesite notes receivable	10%	10%
Total notes receivable:
Gross notes receivable	$589,857	$573,390
Allowance for loan losses	(140,695)	(134,223)
Notes receivable, net	$449,162	$439,167
Allowance as a % of gross notes receivable	24%	23%

(1)Notes receivable secured by homesites were originated through a business, substantially all the assets of which were sold by us in 2012.

The weighted-average interest rate on our notes receivable was 14.9% and 15.1% at December 31, 2019 and 2018, respectively. All of our VOI loans bear interest at fixed rates. Our VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Future principal payments due on our notes receivable (including our homesite notes receivable) as of December 31, 2019 are as follows (in thousands):

2020	$62,808
2021	62,320
2022	67,086
2023	70,589
2024	72,559
Thereafter	254,495
Total	$589,857

Credit Quality for Financed Receivables and the Provision for Loan Losses

The activity in our allowance for loan losses (including with respect to our homesite notes receivable) was as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Balance, beginning of year	$134,223	$123,791
Provision for loan losses	55,677	51,236
Less: Write-offs of uncollectible receivables	(49,205)	(40,804)
Balance, end of year	$140,695	$134,223

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

The percentage of gross notes receivable outstanding by FICO score at origination were as follows:

	As of
	December 31,	December 31,
	2019	2018
FICO Score
700+	59%	57%
600-699	37	39
<600	3	3
No Score (1)	1	1
Total	100%	100%

(1)VOI notes receivable without a FICO score are primarily related to foreign borrowers.

The following table shows the delinquency status of our VOI notes receivable (in thousands):

	As of December 31,
	2019	2018
Current	$557,849	$541,783
31-60 days	6,794	5,783
61-90 days	5,288	4,516
Over 91 days (1)	19,267	20,410
Total	$589,198	$572,492

(1)Includes $10.6 million and $14.3 million as of December 31, 2019 and 2018, respectively, related to VOI notes receivable that, as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

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

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of December 31, 2019, we were in compliance with all material terms under our securitization transactions, and no trigger events had occurred.

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

Under the terms of certain of our VOI notes receivable sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes receivable at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions by us of defaulted notes receivable during 2019, 2018 and 2017 were $11.5 million, $13.7 million and $9.5 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of December 31,
	2019	2018
Restricted cash	$22,534	$28,400
Securitized notes receivable, net	292,590	341,975
Receivable backed notes payable - non-recourse	334,246	382,257

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. Inventory

Our VOI inventory consists of the following (in thousands):

	As of December 31,
	2019	2018
Completed VOI units	$269,847	$237,010
Construction-in-progress	3,946	26,587
Real estate held for future development	73,144	70,552
	$346,937	$334,149

In December 2018, we increased the average selling price of our VOIs by 3%. In June 2017, we increased the average selling price of our VOIs by 4%. As a result of these pricing changes, we also increased our estimate of total gross margin generated on the sale of our VOI inventory. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during 2018 and 2017, we recognized a benefit to cost of VOIs sold of $3.6 million ($2.7 million net of tax, $0.04 EPS) and $5.1 million ($3.1 million net of tax, $0.04 EPS), respectively. No such pricing change occurred in 2019.

The interest expense reflected in our consolidated statements of operations and comprehensive income is net of capitalized interest. Interest capitalized to VOI inventory was $0.5 million, $1.3 million and $1.1 million at December 31, 2019, 2018, and 2017, respectively.

7. Leases

We are the lessee under various operating leases for certain sales offices, call centers, office space, equipment and vehicles. Some leases include one or more options to renew, at our discretion, for renewal terms of one year or more. Certain of our lease agreements include rental payments based on a percentage of sales generated at the location, and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain residual value guarantees or restrictive covenants which we believe to be material.

We recognize operating lease assets and operating lease liabilities associated with lease agreements with an initial term of 12 months or greater, while lease agreements with an initial term of 12 months or less are not recorded in our consolidated balance sheets. We generally do not include lease payments associated with renewal options, including those that are exercisable at our discretion, in the measurement of our operating lease assets and liabilities as we are not reasonably certain that such option will be exercised. The table below sets forth information regarding our lease agreements with an initial term of greater than 12 months (dollars in thousands):

As of December 31,
2019
Operating Lease Asset	$20,858
Operating Lease Liability	22,124
Weighted Average Lease Term (in years) (1)	3.7
Weighted Average Discount Rate (2)	5.30%

(1)Our weighted average lease term excludes one real estate lease that expires in May 2056.

(2)As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. To estimate incremental borrowing rates, we consider various factors, including the rates applicable to our recently issued debt and credit facilities and prevailing financial market conditions. We used the incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date.

We generally recognize lease costs associated with our operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The table below sets forth information regarding our lease costs which are included as selling, general and administrative expenses in our consolidated statement of operations and comprehensive income for the year ended December 31, 2019 (in thousands):

For the year ended
December 31, 2019
Fixed rental costs	$7,460
Short-term lease cost	5,113
Variable lease cost	2,490
Total operating lease costs	$15,063

The table below sets forth information regarding the maturity of our operating lease liabilities (in thousands):

As of December 31,	Operating Lease Liabilities
2020	$6,038
2021	5,087
2022	4,361
2023	3,463
2024	1,135
After 2024	11,608
Total lease payments	$31,692
Less: Interest	9,568
Present value of operating lease liabilities	$22,124

Upon the adoption of the new lease accounting standard on January 1, 2019 (as described in Note 2 above), we recognized an operating lease liability of $26.5 million and an operating lease asset of $25.6 million. The difference between the operating lease liability and operating lease asset primarily reflects the reclassification of accrued and prepaid straight-line rent from accrued liabilities and prepaid expenses to the operating lease assets in our consolidated balance sheet as of December 31, 2019. The operating lease payments set forth in the table above exclude two leases for space for call center operations we plan to occupy in 2020 and 2021 as we had not received possession of the leased property as of December 31, 2019. Included in our statement of cash flows under operating activities for the year ended December 31, 2019 was $6.9 million of cash paid for amounts included in the measurement of lease liabilities. During the year ended December 31, 2019, we obtained $1.6 million of right-of-use assets in exchange for new operating lease liabilities.

8. Property and Equipment

Our property and equipment consists of the following (dollars in thousands):

		As of December 31,
	Useful Lives	2019	2018

Land, buildings and building improvements	3-31 years	68,389	69,835
Computer hardware and software	1-5 years	52,130	42,980
Furniture, fixtures and equipment	3-14 years	16,997	24,652
Leasehold improvements	3-14 years	8,220	8,444
Transportation and equipment	5 years	496	2,390
		146,232	148,301
Accumulated depreciation and amortization		(46,970)	(50,022)
Total		$99,262	$98,279

Depreciation and amortization expense related to our property and equipment was $14.0 million, $12.3 million and $9.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. In December 2019, we conveyed the ski and golf operations and related property at one of our resorts to the HOA, which resulted in a loss on the disposal of approximately $5.6 million.

9. Intangible Assets

Intangible assets and related amortization expense were as follows (in thousands):

	As of December 31,
Class	2019	2018
Intangible assets:
Management agreements	$61,708	$61,708
Lease premium (1)	—	2,057
	61,708	63,765
Accumulated amortization (1)	(193)	(1,920)
Total intangible assets	$61,515	$61,845

(1)Effective with our adoption of ASC 842 “Leases” on January 1, 2019, the lease premium reduced the operating lease assets on the consolidated balance sheet.

Year	Future Amortization Expense
2020	$83
2021	83
2022	56
$222

10. Debt

Contractual minimum principal payments required on our debt, net of unamortized discount, by type, for each of the five years subsequent to December 31, 2019 and thereafter are shown below (in thousands):

	Lines-of- credit and notes payable	Recourse receivable- backed notes payable	Non-recourse receivable- backed notes payable	Junior subordinated debentures	Total
2020	$10,275	$—	$—	$—	$10,275
2021	12,200	4,861	—	—	17,061
2022	14,470	8,263	—	—	22,733
2023	8,125	34,537	—	—	42,662
2024	102,500	36,136	31,708	—	170,344
Thereafter	—	4,772	307,663	110,827	423,262
Unamortized debt issuance costs	(1,410)	—	(5,125)	—	(6,535)
Purchase accounting adjustment	—	—	—	(38,746)	(38,746)
Total	$146,160	$88,569	$334,246	$72,081	$641,056

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders. Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable) as of December 31, 2019 and 2018 was as follows (dollars in thousands):

	As of December 31,
	2019			2018
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets
2013 Notes Payable	$—	—	$—	$28,125	5.50%	$22,878
Fifth Third Bank Note Payable	—	—	—	3,834	5.34%	7,892
NBA Éilan Loan	18,820	4.95%	31,259	25,603	5.60%	35,615
Fifth Third Syndicated LOC	30,000	3.85%	49,062	55,000	5.27%	92,415
Fifth Third Syndicated Term	98,750	3.71%	161,497	22,500	5.37%	27,724
Unamortized debt issuance costs	(1,410)	—	—	(1,671)	—	—
Total	$146,160		$241,818	$133,391		$186,524

2013 Notes Payable. In March 2013, we issued $75.0 million of senior secured notes (the “2013 Notes Payable”) in a private financing transaction. In September 2019, we repaid in full the remaining senior secured notes payable and the related unamortized debt issuance costs of $0.4 million were written off.

Fifth Third Bank Note Payable, Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, we amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50%, depending on our leverage ratio, are collateralized by certain of our VOI inventories, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations and will mature in October 2024. At closing, we borrowed the entire $100.0 million term loan and $30.0 million under the revolving line of credit. Proceeds were used to repay the outstanding balance on the existing Fifth Third Syndicated Credit Facility, repay $3.6 million on the existing Fifth Third Bank Note Payable and pay expenses and fees associated with the amendment, with the remainder to be used for general corporate purposes. As of December 31, 2019, outstanding borrowings under the facility totaled $128.8 million, including $98.8 million under the Fifth Third Syndicated Term Loan and $30.0 million under the Fifth Third Syndicated Line of Credit.

NBA Éilan Loan. In April 2018, we purchased the Éilan Hotel & Spa in San Antonio, Texas for $34.3 million. In connection with the acquisition, we entered into a non-revolving acquisition loan (the “NBA Éilan Loan”) with NBA, which provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and $1.7 million of which was used to fund certain improvement costs with approximately $0.4 million drawn upon through April 2019 to fund certain other improvement costs. The ability to borrow under the NBA Éilan Loan expired in April 2019. Principal payments are effected through release payments from sales of VOIs at the Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one-month LIBOR plus 3.25%, subject to a floor of 4.75%. As of December 31, 2019, there was $18.8 million outstanding on the NBA Éilan Loan.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of December 31,
	2019			2018
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Receivable-backed notes payable - recourse:
Liberty Bank Facility	$25,860	4.75%	$31,681	$17,654	5.25%	$22,062
NBA Receivables Facility	32,405	4.55%	39,787	48,414	5.27%	57,805
Pacific Western Facility	30,304	4.68%	37,809	10,606	5.52%	13,730
Total	88,569		109,277	76,674		93,597

Receivable-backed notes payable - non-recourse:
KeyBank/DZ Purchase Facility	$31,708	3.99%	$39,448	$—	—	$—
Quorum Purchase Facility	44,525	4.75-5.50%	49,981	40,074	4.75-5.50%	45,283
2012 Term Securitization	8,638	2.94%	9,878	15,212	2.94%	16,866
2013 Term Securitization	18,219	3.20%	19,995	27,573	3.20%	29,351
2015 Term Securitization	31,188	3.02%	33,765	44,230	3.02%	47,690
2016 Term Securitization	48,529	3.35%	54,067	63,982	3.35%	72,590
2017 Term Securitization	65,333	3.12%	74,219	83,513	3.12%	95,877
2018 Term Securitization	91,231	4.02%	103,974	114,480	4.02%	125,916
Unamortized debt issuance costs	(5,125)	—	—	(6,807)	—	—
Total	334,246		385,327	382,257		433,573
Total receivable-backed debt	$422,815		$494,604	$458,931		$527,170

Liberty Bank Facility. Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility with Liberty Bank (the “Liberty Bank Facility”) which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period. On March 12, 2018, the Liberty Bank Facility was amended and restated to extend the revolving credit period from March 2018 to March 2020, extend the maturity date from November 2020 until March 2023, and amend the interest rate on borrowings as described below. Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, during the revolving credit period of the facility. Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility. Through March 31, 2018, borrowings under the Liberty Bank Facility accrued interest at the Wall Street Journal (“WSJ”) Prime Rate plus 0.50% per annum, subject to a 4.00% floor. Pursuant to the March 2018 amendment to the Liberty Bank Facility, effective April 1, 2018, all borrowings outstanding under the facility accrue interest at the WSJ Prime Rate subject to a 4.00% floor. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity. On February 11 , 2020, the Liberty Bank Facility was amended solely to extend the revolving credit period from March 12, 2020 to June 10, 2020.

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

KeyBank/DZ Purchase Facility. We have a VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which permits maximum outstanding financings of $80.0 million and provides for an advance rate of 80% with respect to VOI receivables securing amounts financed. On December 27, 2019, we amended the facility to extend the advance period to December 2022 from December 2019. The amended Facility will mature and all outstanding amounts will become due 24 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. Pursuant to the amendment, the interest rate payable under the facility is the applicable index rate plus 2.25% until the expiration of the revolving advance period (a decrease from 2.75% prior to the amendment) and thereafter will be the applicable index rate plus 3.25% (a decrease from 4.75% prior to the amendment). Subject to the terms of the facility, we will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse and is not guaranteed by us.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. The revolving purchase period expires June 30, 2020. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by all parties. The loan purchase fee applicable to future advances is 0.25% and the maturity of the Quorum Purchase Facility is December 2032. Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2019, $3.1 million accrues interest at a rate per annum of 4.75%, $21.3 million accrues interest at a fixed rate of 4.95%, $1.6 million accrues interest at a fixed rate of 5.0%, $17.2 million accrues interest at a fixed rate of 5.1%, and $1.3 million accrues interest at a fixed rate of 5.50%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse and is not guaranteed by us.

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

The amount of the VOI notes receivables sold to BXG Receivables Note Trust 2018 (the “Trust”) was approximately $135.0 million, approximately $109.0 million of which was sold to the Trust at closing, approximately $23.9 million of which was subsequently sold to the 2018 Trust in 2018 and the reminder of which was sold to the Trust in January 2019. The gross proceeds of such sales to the Trust were approximately $117.7 million. A portion of the proceeds received at the closing was used to: repay KeyBank and DZ Bank approximately $49.2 million, representing all amounts outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility at that time; repay Liberty Bank approximately $20.4 million under the Liberty Bank Facility; repay Pacific Western Bank approximately $7.1 million under the Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the proceeds from the 2018 Term Securitization were used for general corporate purposes.

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

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, we have a number of other nonrecourse receivable-backed notes payable facilities, as set forth in the table above. During 2019 and 2018, we repaid $62.6 million and $51.0 million, respectively, under these additional receivable-backed notes payable facilities.

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

We had the following junior subordinated debentures outstanding at December 31, 2019 (dollars in thousands):

Trust	Carrying Value as of December 31, 2019 (1)	Initial Equity In Trust(2)	Issue Date	Interest Rate	Interest Rate at December 31, 2019	Maturity Date	Carrying Value as of December 31, 2018 (1)
BST I	$15,059	$355	3/15/2005	3-month LIBOR + 4.90%	6.86%	3/30/2035	$14,900
BST II	16,862	401	5/4/2005	3-month LIBOR + 4.85%	6.79%	7/30/2035	16,688
BST III	6,823	164	5/10/2005	3-month LIBOR + 4.85%	6.79%	7/30/2035	6,755
BST IV	10,040	237	4/24/2006	3-month LIBOR + 4.85%	6.81%	6/30/2036	9,933
BST V	10,040	237	7/21/2006	3-month LIBOR + 4.85%	6.81%	9/30/2036	9,933
BST VI	13,257	311	2/26/2007	3-month LIBOR + 4.80%	6.74%	4/30/2037	13,114
	$72,081	$1,705					$71,323

(1)Amounts include purchase accounting adjustment which reduced the total carrying value by $38.7 million and $39.5 million as of December 31, 2019 and 2018, respectively.

(2)Initial Equity in Trust is recorded as part of other assets in the Consolidated Balance Sheets.

As of December 31, 2019, we were in compliance with all financial debt covenants under our debt instruments. We had availability of approximately $220.2 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable, as of December 31, 2019.

11. Fair Value of Financial Instruments

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of December 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$190,009	$190,009	$219,408	$219,408
Restricted cash	49,637	49,637	53,726	53,726
Notes receivable, net	449,162	587,000	439,167	537,000
Lines-of-credit, notes payable, and
receivable-backed notes payable	568,975	589,300	592,322	596,900
Junior subordinated debentures	72,081	98,500	71,323	87,000

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

12. Commitments and Contingencies

Bluegreen Vacations Unlimited (“BVU”), our wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. Pursuant to a settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million each commencing in 2020. We accrued for the net present value of the above amounts, plus attorneys’ fees and costs, totaling approximately $39.1 million, which is reflected in selling, general, and administrative expenses in our consolidated statement of operations for the year ended December 31, 2019. As of December 31, 2019, $17.9 million was accrued for the remaining payments required by the settlement agreement, which are included in accrued liabilities and other in the consolidated balance sheet as of December 31, 2019.

As of December 31, 2019, Bluegreen sold vacation packages in 68 Bass Pro retail stores and 15 Cabela’s retail stores. During the years ended December 31, 2019 and 2018, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 13% and 14%, respectively, of our VOI sales volume.

In December 2019, our President and Chief Executive Officer resigned. In connection with his resignation, we agreed to make payments totaling $3.5 million over a period of 18 months, all of which remained payable as of December 31, 2019. Additionally, during 2019, we entered into certain agreements with executives related to their separation from Bluegreen or change in position. Pursuant to the terms of these agreements, we agreed to make payments totaling $2.5 million through November 2020. As of December 31, 2019, $2.3 million remained payable under these agreements. As of December 31, 2018, $2.8 million remained payable in connection with other executive retirements that occurred in 2017 and 2018.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2019, 2018 and 2017, we made subsidy payments related to such subsidies of $24.9 million, $12.6 million, and $12.6 million, respectively, which are included within cost of other fee-based services. As of December 31, 2019 and December 31, 2018, we had no accrued liabilities for such subsidies.

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

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against us which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently on October 15, 2019, the Court entered an order granting summary judgment in favor of Bluegreen and dismissed all claims. We have moved for our attorneys’ fees. Plaintiffs have filed a notice to appeal the summary judgment order.

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

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that we failed to disclose the identity of the seller of real property at the beginning of our initial contact with the purchaser; that we misrepresented who the seller of the real property was; that we misrepresented the buyer’s right to cancel; that we included an illegal attorney’s fee provision in the sales document(s); that we offered an illegal “today only” incentive to purchase; and that we utilize an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from us one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. We moved to dismiss the case, and on November 27, 2019, the Court issued a ruling granting the motion in part. We have answered the remaining claims. We believe the lawsuit is without merit and intend to vigorously defend the action.

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

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Plaintiffs seek rescission of their contracts, money damages, including statutory treble damages, or in the alternative, punitive damages in an amount not less than $0.5 million. We have filed a motion to dismiss which is pending. We have agreed to indemnify Bass Pro with respect to the claims brought against us in this proceeding. We believe the lawsuit is without merit and intend to vigorously defend the action.

On March 15, 2018,  BVU entered into an Agreement for Purchase and Sale of Assets with T. Park Central, LLC, O. Park Central, LLC, and New York Urban Ownership Management, LLC, (collectively “New York Urban”) (“Purchase and Sale Agreement”), which provides for the purchase of The Manhattan Club inventory over a number of years and the assumption of  the management contract with The Manhattan Club HOA anticipated to occur in 2021.  On October 7, 2019, New York Urban initiated arbitration proceedings against BVU alleging that The Manhattan Club HOA (of which BVU is a member) was obligated to pay an increased management fee to a New York Urban affiliate and that this higher amount would be the benchmark for BVU’s purchase of the management contract under the parties’ Purchase and Sale Agreement.  New York Urban also saught damages in the arbitration proceedings in excess of $10 million for promissory estoppel and tortious interference.  BVU denied New York Urban’s claims and terminated the Purchase and Sale Agreement and the related Security Agreement for, among other things, prematurely initiating arbitration in violation of the Purchase and Sale Agreement. On November 25, 2019, New York Urban sent its own Notice of Termination and a separate letter containing an offer to compromise if BVU resigns its position on the Manhattan Club HOA board and permits New York Urban to enforce its rights under the Security Agreement. On November 29, 2019, BVU accepted the offer. BVU has provided New York Urban with resignations of its members on the Board of Directors consistent with the parties’ settlement agreement. BVU believes it has fulfilled all of its legal obligations under the settlement terms offered.

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law. Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. We have moved to dismiss the action. We believe the lawsuit is without merit and intend to vigorously defend the action.

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 8.7% in 2019. We also estimate that approximately 12.6% of the total delinquencies on our VOI notes receivable as of December 31, 2019 related to VOI notes receivable are subject to this issue. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners, and in certain circumstances against the exit firms.

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

On November 13, 2019, we filed a lawsuit against timeshare exit firm The Montgomery Law Firm and certain of its affiliates (also included in “TPEs”). In the complaint, we alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about us and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. We believe the consumers are paying fees to the TPEs in exchange for illusory services. We have asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims.

13. Income Taxes

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal:
Current	$8,170	$21,594	$35,466
Deferred	2,081	927	(42,637)
	$10,251	$22,521	$(7,171)

State and Other:
Current	$2,522	$4,857	$4,209
Deferred	(633)	1,163	617
	1,889	6,020	4,826
Total	$12,140	$28,541	$(2,345)

The difference between our provision for income taxes and the results of applying the federal statutory tax rate to income before provision for income taxes relates to (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Income tax expense at statutory rate	$9,868	$24,466	$43,484
Effect of state taxes, net of federal tax benefit	1,992	3,837	2,735
Effect of federal rate change, net of federal tax benefit	—	(1,005)	(47,722)
Effect of state rate changes on net deferred
liabilities	(755)	833	156
Change in valuation allowance	255	(283)	275
Non-deductible items	1,258	1,182	460
Tax credits	(478)	(489)	(1,733)
Total	$12,140	$28,541	$(2,345)

Our deferred income taxes consist of the following components (in thousands):

AND

	As of December 31,
	2019	2018
Deferred federal and state tax liabilities (assets):
Installment sales treatment of VOI notes receivable	$105,396	$103,226
Deferred federal and state loss carryforwards/AMT
credits (net of valuation allowance of $2.4 million and $2.2 million
as of December 31, 2019 and 2018, respectively)	(7,915)	(7,871)
Book reserves for loan losses and inventory	(30,013)	(29,565)
Tax over book depreciation	4,786	2,343
Deferral of VOI sales and costs under timeshare accounting rules	10,398	8,654
Real estate valuation	(5,492)	(5,792)
Intangible assets	14,185	14,279
Junior subordinated debentures	9,124	9,378
Other	(7,965)	(3,596)
Deferred income taxes	$92,504	$91,056

Total deferred federal and state tax liabilities	$143,889	$137,880
Total deferred federal and state tax assets	(51,385)	(46,824)
Deferred income taxes	$92,504	$91,056

As of December 31, 2019, we had state operating loss carryforwards of $227.7 million, which expire from 2020 through 2039.

Internal Revenue Code Section 382 addresses limitations on the use of net operating loss carryforwards following a change in ownership, as defined in Section 382. We do not believe that any such ownership change occurred during 2019 or 2018. If our interpretation was found to be incorrect, there would be significant limitations placed on these carryforwards, which would result in an increase in our tax liability and negatively impact our results of operations.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016 for federal returns and 2015 for state returns.

Our effective income tax rate was approximately 26%, 25% and (2%) during 2019, 2018 and 2017, respectively. On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law. In addition to changes or limitations to certain tax deductions, the Tax Cuts and Jobs Act permanently lowered the corporate tax rate to 21% from the then current maximum rate of 35%, effective for tax years including or commenced on January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, GAAP required companies to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in continuing operations, in the reporting period of enactment. We recorded a one-time after tax benefit of approximately $47.7 million during the fourth quarter of 2017 based on a revaluation of our net deferred tax liability. During the fourth quarter of 2018, we completed our analysis of the tax effects of the Tax Cuts and Jobs Act and concluded there were no material adjustments to the provisional tax benefit recorded during the fourth quarter of 2017.

Effective income tax rates for interim periods are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate.

We evaluate our tax positions based upon guidelines of ASC 740-10, Income Tax, which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, we are required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. In accordance with our accounting policy, we recognize interest and penalties related to unrecognized taxes as a component of general and administrative expenses. As of December 31, 2019, we did not recognize any interest or penalties related to ASC 740-10.

Certain of our state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

We are party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BBX Capital and its subsidiaries pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. We paid BBX Capital or its affiliated entities $13.0 million, $23.1 million, and $39.3 million during 2019, 2018 and 2017, respectively, pursuant to the Agreement. As of December 31, 2019 and 2018, $9.0 million and $5.0 million was due to us from BBX Capital for the tax sharing agreement.

14. Common Stock

The initial public offering of our common stock closed on November 17, 2017. In the initial public offering, we sold 3,736,723 shares of our common stock at the public offering price of $14.00 per share, less underwriting discounts and commissions. In addition, BBX Capital, our sole shareholder prior to the initial public offering, sold, as selling shareholder, 3,736,722 shares of our common stock, including 974,797 shares sold on December 5, 2017 pursuant to the underwriters’ exercise of their option to purchase additional shares, at the public offering price of $14.00 per share, less underwriting discounts and commissions. In connection with the initial public offering, we effected a 709,977-for-1 stock split.

On November 26, 2018, our board of directors approved a share repurchase program which authorized the repurchase of up to 3,000,000 shares of our common stock at an aggregate cost of up to $35.0 million. The repurchase program authorizes management at its discretion, to repurchase shares from time to time subject to market conditions and other factors. As of December 31, 2019, 371,762 shares of common stock had been repurchased for $4.8 million under the repurchase plan.

15. Employee Retirement Savings Plan and Other Employee Matters

Our Employee Retirement Plan (the “Retirement Plan”) is an Internal Revenue Code Section 401(k) Retirement Savings Plan. Historically, all U.S.-based employees at least 21 years of age with at least three months of employment with us are eligible to participate in the Retirement Plan. The Retirement Plan provides for an annual employer matching contribution equal to 100% of each participant’s contributions not exceeding 3% of each participant’s compensation, plus 50% of the participant’s contributions in excess of 3% but not in excess of 5% of the participant’s compensation. Further, we may make additional discretionary matching contributions not to exceed 4% of each participant’s compensation. During the years ended December 31, 2019, 2018 and 2017, expenses recorded for our contributions to the Retirement Plan totaled $5.7 million, $5.0 million and $5.1 million, respectively.

16. Related Party Transactions

BBX Capital may be deemed to be controlled by Alan B. Levan, Chairman of BBX Capital, and John E. Abdo, Vice Chairman of BBX Capital. Together, Messrs. Levan and Abdo may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 78% of BBX Capital’s total voting power. Mr. Levan and Mr. Abdo serve as our Chairman and Vice Chairman, respectively. Further, Mr. Levan was appointed our President and Chief Executive Officer effective January 1, 2020. During 2019, we accrued $2.0 million of compensation for Mr. Levan for the performance of certain services for us in a non-executive capacity, all of which remained payable as of December 31, 2019.

In April 2015, pursuant to a Loan Agreement and Promissory Note, our wholly owned subsidiary provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being currently due and payable at the end of the five year term. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us or our subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the years ended December 31, 2019, 2018 and 2017, we recognized $4.8 million, $4.8 million and $6.4 million, respectively, of interest income on the loan to BBX Capital.

We paid or reimbursed BBX Capital or its affiliated entities $1.7 million, $1.6 million and $1.5 million during 2019, 2018, and 2017, respectively, for management advisory, risk management, administrative and other services. We had accrued $0.2 million and $0.1 million for the services described above as of December 31, 2019 and 2018, respectively. BBX Capital or its affiliates paid or reimbursed us $0.2 million, $0.4 million and $0.1 million for other shared services during 2019, 2018, and 2017, respectively. As of both December 31, 2019 and 2018, $0.1 million was due to us from BBX Capital for these services.

See also the description of the Agreement to Allocate Consolidated Income Tax Liability and Benefits under Note 13: Income Taxes above.

17. Segment Reporting

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

Our sales of VOIs and financing segment includes our marketing and sales activities related to the VOIs that we own, including VOIs we acquire under just-in-time and secondary market inventory arrangements, sales of VOIs through fee-based-service arrangements with third-party developers, consumer financing activities in connection with sales of VOIs that we own, and our title services operations through a wholly owned subsidiary.

Our resort operations and club management segment includes our provision of management services activities for our Vacation Club and for a majority of the HOAs of the resorts within our Vacation Club. In connection with those services, we also provide club reservation services, services to owners and billing and collections services to our Vacation Club and certain HOAs. Additionally, we generate revenue within our resort operations and club management segment from our Traveler Plus program, food and beverage and other retail operations, rental services activities, and management of construction activities for certain of our fee-based developer clients.

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

The table below sets forth our segment information for the year ended December 31, 2019 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$255,375	$—	$—	$—	$255,375
Fee-based sales commission revenue	207,832	—	—	—	207,832
Other fee-based services revenue	14,246	110,998	—	—	125,244
Cost reimbursements	—	63,889	—	—	63,889
Mortgage servicing revenue	6,223	—	—	(6,223)	—
Interest income	80,010	—	7,892	—	87,902
Other income, net	3,068	—	1,909	(4,977)	—
Total revenue	566,754	174,887	9,801	(11,200)	740,242

Costs and expenses:
Cost of VOIs sold	21,845	—	—	—	21,845
Net carrying cost of VOI inventory	23,816	—	—	(23,816)	—
Cost of other fee-based services	6,972	56,152	—	23,816	86,940
Cost reimbursements	—	63,889	—	—	63,889
Selling, general and administrative expenses	387,974	—	81,829	(947)	468,856
Mortgage servicing expense	5,276	—	—	(5,276)	—
Interest expense	20,503	—	19,035	—	39,538
Other expense, net	—	5,887	—	(4,977)	910
Total costs and expenses	466,386	125,928	100,864	(11,200)	681,978
Income (loss) before non-controlling interest
and provision for income taxes	$100,368	$48,959	$(91,063)	$—	$58,264

Add:
Depreciation and amortization	6,118	1,294
Severance	1,416	238
Bass Pro Settlement	39,121	—
Loss on assets held for sale	58	5,887
Segment Adjusted EBITDA (1)	$147,081	$56,378

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the year ended December 31, 2018 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$254,225	$—	$—	$—	$254,225
Fee-based sales commission revenue	216,422	—	—	—	216,422
Other fee-based services revenue	12,205	105,819	—	—	118,024
Cost reimbursements	—	62,534	—	—	62,534
Mortgage servicing revenue	5,951	—	—	(5,951)	—
Interest income	79,377	—	6,537	—	85,914
Other income, net	—	—	1,201	—	1,201
Total revenue	568,180	168,353	7,738	(5,951)	738,320

Costs and expenses:
Cost of VOIs sold	23,813	—	—	—	23,813
Net carrying cost of VOI inventory	11,358	—	—	(11,358)	—
Cost of other fee-based services	4,591	57,019	—	11,358	72,968
Cost reimbursements	—	62,534	—	—	62,534
Selling, general and administrative expenses	335,462	—	79,687	254	415,403
Mortgage servicing expense	6,205	—	—	(6,205)	—
Interest expense	19,514	—	15,195	—	34,709
Total costs and expenses	400,943	119,553	94,882	(5,951)	609,427
Income (loss) before non-controlling interest
and provision for income taxes	$167,237	$48,800	$(87,144)	$—	$128,893

Add:
Depreciation and amortization	6,335	1,719
Severance	96	42
Segment Adjusted EBITDA (1)	$173,668	$50,561

•See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the year ended December 31, 2017 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$242,017	$—	$—	$—	$242,017
Fee-based sales commission revenue	229,389	—	—	—	229,389
Other fee-based services revenue	14,742	97,077	—	—	111,819
Cost reimbursements	—	52,639	—	—	52,639
Mortgage servicing revenue	5,206	—	—	(5,206)	—
Interest income	79,657	—	7,219	—	86,876
Other income, net	—	—	312	—	312
Total revenue	571,011	149,716	7,531	(5,206)	723,052

Costs and expenses:
Cost of VOIs sold	17,679	—	—	—	17,679
Net carrying cost of VOI inventory	4,220	—	—	(4,220)	—
Cost of other fee-based services	4,779	55,561	—	4,220	64,560
Cost reimbursements	—	52,639	—	—	52,639
Selling, general and administrative expenses	354,855	—	66,155	189	421,199
Mortgage servicing expense	5,395	—	—	(5,395)	—
Interest expense	17,809	—	12,168	—	29,977
Total costs and expenses	404,737	108,200	78,323	(5,206)	586,054
Income (loss) before non-controlling interest
and provision for income taxes	$166,274	$41,516	$(70,792)	$—	$136,998

Add:
Depreciation and amortization	6,270	1,579
Severance	4,322	255
One-time payment to Bass-Pro	4,781	—
Segment Adjusted EBITDA (1)	$181,647	$43,350

(1) See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

18. Earnings Per Share

The following table presents the calculation of our basic and diluted EPS (in thousands, except per share data):

	For The Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Basic and diluted EPS:
Numerator:
Net Income	$34,851	$87,962	$126,583
Denominator:
Weighted average shares outstanding (1)	74,439	74,712	71,448
Basic and diluted EPS	$0.47	$1.18	$1.77

(1)Gives effect to the stock split effected in connection with our initial public offering during November 2017 as if the stock split was effected on January 1, 2017.

19. Selected Quarterly Financial Information (unaudited)

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

	2019
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Total revenue (1)	$165,652	$192,223	$202,649	$179,718	$740,242
Total operating expenses (1)	143,480	202,232	172,296	163,970	681,978
Income (loss) before non-controlling interest
and provision for income taxes	22,172	(10,009)	30,353	15,748	58,264
Net income (loss)	15,153	(11,183)	20,327	10,554	34,851
Basic and diluted earnings (loss) per share	$0.21	$(0.15)	$0.27	$0.14	$0.47

	2018
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$167,522	$194,937	$202,205	$173,656	$738,320
Total operating expenses	136,739	155,557	169,689	147,442	609,427
Income before non-controlling interest and
provision for income taxes	30,783	39,380	32,516	26,214	128,893
Net income	20,975	26,710	20,488	19,789	87,962
Basic and diluted earnings per share	$0.28	$0.36	$0.27	$0.27	$1.18

(1)During the fourth quarter of 2019, the prior 2019 quarterly revenue and operating expense amounts were reclassified for consistency to conform to the fourth quarter 2019 presentation.

20. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, other than described herein, there were no subsequent events identified that required recognition or disclosure.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

•Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of the company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Item 9A. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

On March 6, 2020, the Compensation Committee of our Board of Directors approved the following compensation for Alan B. Levan, our Chief Executive Officer and President since January 1, 2020.  For 2020, Mr. Alan Levan will receive a base salary of $950,000 and have an opportunity to receive an annual bonus and long term incentives of up to $4,275,000  based on criteria to be determined by the Compensation Committee. In addition, the Compensation Committee approved a one-time bonus payment of $2,000,000 to Mr. Levan for his services on our behalf for 2019, during which time he served as non-executive Chairman of our Board of Directors and assisted the CEO before and after the transition of the position. Mr. Levan also serves as Chairman and Chief Executive Officer of BBX Capital. Mr. Levan’s compensation from BBX Capital will be reduced on a dollar-for-dollar basis to reflect the 2019 bonus payment and 2020 compensation which he receives from Bluegreen.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2019.

Item 11. Executive Compensation

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which our equity securities are authorized for issuance. Our only outstanding equity-based awards are stock appreciation rights that may be settled in cash only. The other information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2019.

Item 14. Principal Accountant Fees and Services

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 72 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. None required.

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

4.1*	Specimen Common Stock Certificate of the Registrant
4.2	Description of the Registrant’s Securities
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

Exhibit Number	Exhibit
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

Exhibit Number	Exhibit
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

Exhibit Number	Exhibit
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

Exhibit Number	Exhibit
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

10.118

Fifth Amendment to Amended and Restated Loan and Security Agreement, dated August 15, 2018, by and among Bluegreen Vacations Corporation, the Borrower, each of the financial institutions from time to time party thereto, and Pacific Western Bank, as Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on August 20, 2018).

10.119

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

10.120

Sale Agreement, dated as of October 15, 2018, by and between BRFC 2018-A LLC, as Depositor, and BXG Receivables Note Trust 2018-A, as Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).

10.121

Transfer Agreement, dated as of October 15, 2018, by and among Bluegreen Vacations Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2018-A LLC, as Depositor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).

10.122

Purchase and Contribution Agreement, dated as of October 15, 2018, by and between Bluegreen Vacations Corporation, as Seller, and BRFC 2018-A LLC, as Depositor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).

10.123	BXG Receivables Note Trust 2018-A, Standard Definitions (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).
10.124

Employment Agreement between Bluegreen Vacations Corporation and Shawn B. Pearson, dated May 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on May 14, 2018).

10.125

Acquisition Loan Agreement, dated as of April 17, 2018, by and among BluegreenVacations Corporation and Bluegreen Vacations Unlimited, Inc., jointly and severally as Borrower, and ZB, N.A, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 20, 2018).

10.126

Promissory Note, dated as of April 17, 2018 by and among Bluegreen Vacations Corporation and Bluegreen Vacations, Inc, jointly and severally, in favor of ZB, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 20, 2018).

Exhibit Number	Exhibit
10.127

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

10.128

Commitment Purchase Period Terms Letter, dated as of April 6, 2018, by BBCV Receivables-Q 2010 LLC, as Seller, and Quorum Federal Credit Union, as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 12, 2018).

10.129

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

10.130

Commitment Purchase Period Terms Letter, dated as of April 6, 2018, by BRFC-Q 2010 LLC, as Seller, and Quorum Federal Credit Union, as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 12, 2018).

10.131

Second Amended and Restated Receivables Loan Agreement, dated as of March 12, 2018, by and among Bluegreen Vacations Corporation, as Borrower, and Liberty Bank, as Lender and Administrative and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on March 15, 2018).

10.132

Second Amended and Restated Receivables Loan Note, dated as of March 12, 2018, by Bluegreen Vacations Corporation in favor of Liberty Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on March 15, 2018).

10.133

Settlement Agreement and Amendment No.3 to the Amended and Restated Marketing and Promotions Agreement dated as of June 13, 2019, by and among Bluegreen Vacations Unlimited, Inc., Bass Pro, LLC and its affiliate, Big Cedar, LLC, and Bluegreen/Big Cedar Vacations, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on June 18, 2019).

10.134

Second Amended and Restated Credit Agreement dated as of October 23, 2019, by and among Bluegreen Vacations Corporation, as Borrower, the Guarantors from time to time party, the Lenders from time to time party, and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 28, 2019).

10.135

Second Amended and Restated Security Agreement, dated as of October 23, 2019, by and among Bluegreen Vacations Corporation, as Borrower, Bluegreen Vacations Unlimited, Inc., Bluegreen Resorts Management, Inc., Bluegreen Nevada, LLC, Bluegreen Louisiana, LLC, Bluegreen New Jersey, LLC and TFRI 2013-1 LLC and each other guarantor party from time to time, as Grantors, and Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 28, 2019).

10.136

Pledge Agreement, dated as of October 23, 2019, by and among Bluegreen Vacations Corporation, as Pledgor, in favor of Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 28, 2019).

10.137

Omnibus Amendment No. 2, dated as of December 27, 2019, by and among BXG Timeshare Trust I, Bluegreen Vacations Corporation, Vacation Trust, Inc., Concord Servicing Corporation, U.S. Bank National Association, KeyBank National Association and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. ) filed on January 2, 2020).

Exhibit Number	Exhibit
21.1	List of Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Shares of common stock are in uncertificated form, unless otherwise required by applicable law or otherwise determined by the board of directors. Therefore, no specimen common stock certificate is being filed.

† Furnished with this report.

+ Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEGREEN VACATIONS CORPORATION

March 12, 2020	By: /s/ Alan B. Levan
Alan B. Levan
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 12, 2020
Alan B. Levan	Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Raymond S. Lopez		March 12, 2020
Raymond S. Lopez	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

/s/ Adrienne Kelley		March 12, 2020
Adrienne Kelley	Senior Vice President and Chief Accounting Officer

/s/ John E. Abdo		March 12, 2020
John E. Abdo	Vice Chairman of the Board of Directors

/s/ James R. Allmand, III		March 12, 2020
James R. Allmand, III	Director

/s/ Norman H. Becker		March 12, 2020
Norman H. Becker	Director

/s/ Lawrence A. Cirillo		March 12, 2020
Lawrence A. Cirillo	Director

/s/Jarett S. Levan		March 12, 2020
Jarett S. Levan	Director

/s/ Mark A. Nerenhausen		March 12, 2020
Mark A. Nerenhausan	Director

/s/ Arnold Sevell		March 12, 2020
Arnold Sevell	Director

/s/ Orlando Sharpe		March 12, 2020
Orlando Sharpe	Director

/s/ Seth M. Wise		March 12, 2020
Seth M. Wise	Director