Form 10-K/A
period 2019-12-31
BLUEGREEN VACATIONS CORP
filed 2020-04-27
CIK 778946

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (561) 912-8000

Securities Registered Pursuant to Section 12(b) of the Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	BXG	New York Stock Exchange

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2019, the last day of trading of the registrant’s most recently completed second fiscal quarter, was $84.0 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).

As of April 27, 2020, there were 72,484,293 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUEGREEN VACATIONS CORPORATION

FORM 10-K/A TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2019

EXPLANATORY NOTE

Bluegreen Vacations Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020, solely to provide the remaining information required by Items 10-14 of Part III of Form 10-K. Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the original filing date of the 2019 Form 10-K or modify or update in any way disclosures made in the 2019 Form 10-K. For information regarding business and other developments, including the impact of the COVID-19 pandemic, see the Company’s press release issued on March 30, 2020, a copy of which is attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K furnished to the SEC on March 31, 2020.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table lists the names and ages of the Company’s executive officers and directors, and their respective positions with the Company.

Name	Age	Position
Alan B. Levan	75	Chairman of the Board, President and Chief Executive Officer
John E. Abdo	76	Non-executive Vice Chairman of the Board
Raymond S. Lopez	45	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
Susan J. Saturday	61	Executive Vice President and Chief Administrative Officer
Ahmad M. Wardak	48	Executive Vice President and Chief Marketing Officer
Chanse W. Rivera	50	Executive Vice President and Chief Information Officer
Jorge de la Osa	50	Executive Vice President and Chief Legal and Compliance Officer
Justin Taylor	48	Executive Vice President and Chief Human Resources Officer
Dusty Tonkin	47	Executive Vice President and Chief Sales Officer
James R. Allmand, III	71	Director
Norman H. Becker	82	Director
Lawrence A. Cirillo	81	Director
Jarett S. Levan	46	Director
Mark A. Nerenhausen	65	Director
Arnold Sevell	72	Director
Orlando Sharpe	61	Director
Seth M. Wise	50	Director

Set forth below is certain additional information for each executive officer and director of the Company, including his or her principal occupation or employment for at least the previous five years and, with respect to each director, his specific experience, qualifications, attributes and/or skills which, in the opinion of the Company’s Board of Directors, qualifies him to serve as a director and are likely to enhance the Board’s ability to manage and direct the Company’s business and affairs.

Alan B. Levan was appointed to serve as the Company’s Chief Executive Officer and President effective January 1, 2020. He has also served as Chairman of the Company’s Board of Directors since May 2017 and from May 2002 to December 2015. His service as Chairman was in a non-executive capacity prior to his appointment as Chief Executive Officer and President. In addition, from May 2015 until May 2017, he served the Company in a non-executive capacity. Mr. Levan formed the I.R.E. Group (predecessor to BBX Capital Corporation (“BBX Capital”)) in 1972. He served as Chairman, Chief Executive Officer and President of BBX Capital from 1978 until December 2015 and as its Chairman and Chief Executive Officer since February 2017. BBX Capital, indirectly through its wholly-owned subsidiary, Woodbridge Holdings Corporation (“Woodbridge”), owns approximately 93% of the Company’s issued and outstanding common stock. In addition, Mr. Levan served as Chairman of BankAtlantic from 1987 until July 2012 when BankAtlantic was sold to BB&T Corporation (“BB&T”). Mr. Levan also served as a director of Benihana Inc. (“Benihana”) until August 2012. He is the Chairman of the BBX Capital Foundation, a Trustee of Nova Southeastern University, Chairman of Nova Southeastern University’s Finance Committee, Co-Founder and Co-Chairman of the Nova Southeastern University Susie and Alan B. Levan Ambassadors Board and a director of the Broward Workshop. Mr. Levan is the father of Jarett Levan, a director of the Company. The Company’s Board of Directors believes that Mr. Levan’s proven leadership skills enhance the Board and the Company and that his long history of service with the Company and its affiliates provides the Board with critical insight regarding the business and prospects of the Company.

John E. Abdo has served as non-executive Vice Chairman of the Company’s Board of Directors since 2002. From December 2015 to May 2017, Mr. Abdo served as non-executive Acting Chairman of the Company’s Board of Directors. Mr. Abdo has also served as Vice Chairman of BBX Capital since 1993 and Vice Chairman of BBX Capital Florida LLC, a subsidiary of BBX Capital (together with its predecessor, “BCC”) since 1994. In addition, he served as Vice Chairman of BankAtlantic from 1987 until the completion of the sale of BankAtlantic to BB&T during July 2012. Mr. Abdo is President of Abdo Companies, Inc. and a member of the Board of Directors and certain committees, including the Finance Committee, of the Performing Arts Center Authority. Additionally, Mr. Abdo is the former 20-year President, and current member of the Investment Committee of the Broward Performing Arts Foundation. He also served as the Vice Chairman of the Board of Directors of Benihana until August 2012. The Company’s Board of Directors believes that it benefits from the contributions that Mr. Abdo makes, and the perspective that he adds, to the Board, many of which are the result of his knowledge of the Company’s business and affairs based on his service as Vice Chairman, and his experience and knowledge regarding the real estate sector generally.

Raymond S. Lopez was appointed to serve as Executive Vice President, Chief Financial Officer and Treasurer of the Company on September 30, 2019 and was subsequently appointed Chief Operating Officer on November 25, 2019. Since 2015, Mr. Lopez has served as Executive Vice President and Chief Financial Officer of BBX Capital and continues to hold those positions concurrent with his positions at the Company. Prior to joining BBX Capital, Mr. Lopez served as Chief Accounting Officer of the Company from 2005 through 2015 and as Controller from 2004 to 2005. Prior to joining the Company in 2004, Mr. Lopez held various roles at Office Depot, Inc. and Arthur Andersen LLP. Mr. Lopez is a Certified Public Accountant, currently serves as the Co-Chairperson of the ARDA Finance Committee and was named “Chief Financial Officer of the Year” by the South Florida Business Journal in 2018.

Susan J. Saturday was appointed to serve as Executive Vice President and Chief Administrative Officer of the Company during September 2019. Ms. Saturday previously held various management positions at the Company from 1988 until April 2018. In 1995, she was appointed Vice President and Director of Human Resources and Administration. In 2004, Ms. Saturday was appointed Senior Vice President and Chief Human Resources Officer. During October 2017, Ms. Saturday was appointed Executive Vice President. From April 2018 until rejoining the Company in September 2019, Ms. Saturday served as Executive Vice President and Chief Human Resources Officer of BBX Capital. She also performed the functions of Chief Human Resources Officer of BBX Capital on a part-time basis from June 2016 through April 2018. From 1983 to 1988, Ms. Saturday was employed by General Electric Company in various financial management positions. Ms. Saturday holds a B.B.A. in Accounting and an M.S. in Human Resource Management.

Ahmad M. Wardak was appointed Executive Vice President and Chief Marketing Officer of the Company in September 2019. Mr. Wardak joined the Company in 2003 as Corporate Controller held several other positions prior to his appointment as Executive Vice President and Chief Marketing Officer, including Vice President of Business Administration, Senior Vice President of Business Operations of Bluegreen Resorts, Senior Vice President and Chief

Administrative Officer, Senior Vice President of Corporate Marketing and Executive Vice President, Corporate Development and Innovation. Prior to joining the Company, Mr. Wardak held various positions with Ernst & Young LLP, including as a Manager in the firm’s Assurance and Advisory Business Services group, where his area of focus was principally in the real estate and vacation ownership industries. Mr. Wardak holds an Executive MBA and a B.S. in Accounting.

Chanse W. Rivera joined the Company in August 2012. During December 2012, Mr. Rivera was appointed Senior Vice President and Chief Information Officer. During October 2017, he was appointed Executive Vice President. Prior to joining the Company, Mr. Rivera held positions as Chief Information Officer of Russell Hobbs, Inc., Global Service Manager of CITCO, Vice President, Managed Services of Fresh Del Monte Produce Inc. and IT Director of Blue Martini Software. Mr. Rivera holds a B.S. in Management Information Systems.

Jorge de la Osa joined the Company in May 2018 as Executive Vice President and Chief Legal and Compliance Officer. Mr. de la Osa serves as chief counsel and advisor to the Company’s Board of Directors and executive leadership team and oversees the Company’s day-to-day legal operations and compliance program. From 2010 until he joined the Company in May 2018, Mr. de la Osa served in various senior leadership roles at Wyndham Vacation Ownership including serving as Executive Vice President and General Counsel of Wyndham Vacation Ownership. From 2004 to 2010, Mr. de la Osa was Lead Corporate Counsel at Sol Melia Vacation Club, a subsidiary of Melia Hotels International. He served as Corporate Counsel to Tempus Resorts International from 2002 to 2004. Mr. de la Osa began his legal career as a Real Estate Group Associate at Baker & Hostetler LLP, and is a member of the Florida Bar. He holds a J.D. in Law and a B.S. in Business Administration, Finance.

Justin Taylor joined the Company in April 2018 as Executive Vice President and Chief Human Resources Officer. From 2016 until April 2018, Mr. Taylor served as Senior Vice President, Human Resources of Charming Charlie, a specialty women’s fashion retailer based in Houston. Prior to Charming Charlie, Mr. Taylor was the International HR Director for the Body Shop in London, England, where he held various executive HR positions in Canada, the US, and the United Kingdom. Mr. Taylor began his career in Toronto with CMV Canada as the Director of Training and Organizational Design and Cineplex Odeon Theaters in Canada as Manager of Training and Development. Mr. Taylor is a certified LSI Practitioner with Human Synergistics and is DDI certified as a program facilitator.

Dusty Tonkin joined the Company in October 2019 as Executive Vice President and Chief Sales Officer. Prior to joining the Company. Mr. Tonkin held various sales leadership roles at Wyndham Destinations, where he was employed since 2002, most recently as Executive Vice President of Sales & M Dusty Tonkin, a seasoned sales and marketing executive with 25 years of experience in vacation ownership, joined Bluegreen Vacations as Executive Vice President and Chief Sales Officer in October of 2019. Mr. Tonkin oversees Bluegreen’s sales operations and is responsible for the development and execution of the Company’s sales-focused strategic and growth initiatives. Prior to joining Bluegreen Vacations, Mr. Tonkin held various leadership positions at Wyndham Destinations since 1995, most recently serving as Executive Vice President of Sales & Marketing. In his capacity as Executive Vice President of Sales & Marketing, Mr. Tonkin was responsible for 60 sales centers, spanning six regions, and grew vacation ownership sales to $1.2 billion. Mr. Tonkin is an alumnus of North Carolina’s Elon University and has received certificates from the Global Institute of Leadership and the Wharton School of Business. His people-focused leadership style, passion for developing other sales professionals, and extensive industry experience led him to being named one of the Most Influential Business Leaders by Florida Trend Magazine.

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

Jarett S. Levan has served as a director of the Company since 2017. Mr. Levan has served as the President of BBX Capital since December 2015 and as a member of its Board of Directors since September 2009. He served as Acting Chairman and Chief Executive Officer of BBX Capital from December 2015 to February 2017 and as Executive Vice President of BBX Capital from April 2011 until December 2015. He is also the President of BCC, and served as its Acting Chairman and Chief Executive Officer from December 2015 to December 2016 and as a member of its Board of Directors from 1999 until December 2016. Mr. Levan was the Chief Executive Officer and President of BankAtlantic from January 2007 until the completion of the sale of BankAtlantic to BB&T during July 2012. Mr. Levan is the son of Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President. The Company’s Board of Directors believes that Mr. Levan’s operating and management experience, including his positions with the Company’s affiliates, allow him to provide insight to the Board with respect to the Company’s business and affairs.

Mark A. Nerenhausen has served as a director of the Company since 2003. Mr. Nerenhausen serves as the President and Chief Executive Officer of Hennepin Theater Trust. In addition, since August 2010, Mr. Nerenhausen has been a Principal of ZSP Consulting. Previously, he served as a professor and a director of the Syracuse University Janklaw Arts Leadership Program from 2011 through 2017. From March 2009 through July 2010, Mr. Nerenhausen served as President and Chief Executive Officer of the AT&T Performing Arts Center in Dallas, Texas. The Company’s Board of Directors believes that it benefits from Mr. Nerenhausen’s leadership skills and business and management experience gained from his service in Principal, President and Chief Executive Officer positions, including the sales aspects of his positions.

Arnold Sevell has served as a director of the Company since 2002. Mr. Sevell has been the President of Sevell Realty Partners, Inc., a full-service commercial real estate firm, and its affiliated entities, Sevell Realty Holdings LLC and Sevell Residential Realty LLC, for more than 30 years. Mr. Sevell also serves as Chairman of the Planning and Zoning Board of Boca Raton, Florida. The Company’s Board of Directors believes that Mr. Sevell provides expertise and insight to the Board as a result of his knowledge of, and experience within, the real estate industry and his insight into real estate markets generally.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities, if any, with the SEC and the New York Stock Exchange (the “NYSE”). The Company’s directors, executive officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2019.

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted in the “Investor Relations” section of the Company’s website at www.bluegreenvacations.com. The Company will post amendments to, or waivers from, the Code of Business Conduct and Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) on its website or made available by other appropriate means as required or permitted under applicable rules and regulations of the SEC and the NYSE.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2019 and 2018, certain summary information concerning compensation paid to, or accrued by the Company on behalf of, the following persons (collectively, the “Named Executive Officers”): Shawn B. Pearson, who served as the Company’s President and Chief Executive Officer during the year ended December 31, 2019; Ahmad M. Wardak and Jorge de la Osa, who were the next two most highly compensated executives of the Company serving as executive officers as of December 31, 2019; and Anthony M. Puleo, the former Executive Vice President, Chief Financial Officer and Treasurer of the Company who retired as an executive and transitioned to a non-executive position as of September 30, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)(5)	Non- Equity Incentive Plan Compensation ($)(6)	Option Awards ($)(10)	All Other Compensation ($)		Total ($)
Shawn B. Pearson(1)	2019	$950,000	$600,000	$-	$-	$460,947	(7)	$2,010,947
Former President and Chief Executive Officer	2018	950,000	-	1,276,484	400,196	253,915		2,880,595

Ahmad M. Wardak (2)	2019	405,962	-	943,473	12,092	880		1,362,407
Executive Vice President and Chief Marketing Officer	2018	400,000	-	804,107	163,238	2,093		1,369,438

Anthony M. Puleo (3)	2019	448,119	-	284,845	-	191,902	(8)	924,866
Former Executive Vice President, Chief Financial Officer and Treasurer	2018	475,000	-	655,977	173,770	276		1,305,023

Jorge De La Osa (4)	2019	390,000	-	488,231	-	27,069	(9)	905,300
Executive Vice President, Chief Legal and Compliance Officer	2018	232,500	-	650,541	-	11,025		894,066

(1)Mr. Pearson resigned as President and Chief Executive Officer of the Company, effective December 31, 2019.

(2)Mr. Wardak was appointed Chief Marketing Officer during September 2019. Prior to that time, he served as Executive Vice President, Corporate Development and Innovation.

(3)Mr. Puleo retired as an executive of the Company and transitioned to the non-executive position of advisor to the Chief Executive Officer and Chief Financial Officer effective September 30, 2019.

(4)Mr. de la Osa joined the Company in May 2018.

(5)Represents a bonus approved by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) and payable to Mr. Pearson pursuant to his Separation Agreement. In approving the bonus, the Compensation Committee considered, among other things, the Company’s EBITDA for 2019. This bonus was accrued during 2019 and paid during 2020.

(6)The amounts for 2019 include: (a) cash bonuses of $437,920 and $320,000 for Messrs. Wardak and de la Osa, respectively, under the Company’s Executive Leadership Incentive Plan (the “ELIP”) based on the Company’s EBITDA for 2019 and (b) cash bonuses of $505,553, $284,845 and $168,231 approved by the Compensation Committee for Messrs. Wardak, Puleo and de la Osa, respectively, based on the Company’s achievement of performance goals for 2019 related to the Company’s EBITDA and certain additional performance metrics. These bonuses were accrued during 2019 and paid during 2020. See “Executive Leadership Incentive Plan” below for additional information regarding the ELIP.

(7)Includes approximately $313,000 of relocation assistance, $63,000 of reimbursements for housing expenses, approximately $11,000 of reimbursements for automobile expenses, approximately $7,000 of taxable benefits and tax gross-ups of approximately $67,000.

(8)Includes severance payments of $192,000 in accordance with Mr. Puleo’s retirement agreement.

(9)Includes approximately $9,500 of reimbursements for housing expenses, approximately $12,000 of reimbursements for automobile expenses and tax gross-ups of approximately $5,400.

(10)Represents the aggregate grant date fair value of stock appreciation rights (“SARs”) granted to the applicable Named Executive Officer in 2018. The SARs may be settled in cash only. The fair value of the SARs was determined in accordance with accounting for share-based payments, although the Company recognizes the expense of the SARs for financial reporting purposes over the service period of the SARs. The Company uses the Black-Scholes model to estimate the fair value of the SARs granted. The expected stock price volatility was based on the implied volatility of industry peers and the average expected life was calculated using the simplified method, as the Company does not have sufficient historical information to provide a basis for these estimates. The risk-free interest rate was calculated based on the U.S. Treasury rate and the dividend yield is calculated based on the expectation of future payouts. Messrs. Pearson and Puleo forfeited their SARs in connection with the cessation of their employment as executives of the Company.

Compensation of Chief Executive Officer

In May 2018, the Company entered into an employment agreement with Shawn B. Pearson, the Company’s President and Chief Executive Officer through December 31, 2019, when he resigned from the Company. For 2019, Mr. Pearson received an annual base salary of $950,000. In addition to his annual base salary, Mr. Pearson was also eligible to receive an annual incentive bonus based on criteria approved by the Compensation Committee and bonuses under the Company’s ELIP. In connection with the entry into his Separation Agreement described below, the Compensation Committee approved for Mr. Pearson to receive a total bonus of $600,000 for 2019 based on, among other factors considered by the Compensation Committee, the Company’s EBITDA. During 2019, the Company reimbursed Mr. Pearson for certain relocation, housing and automobile expenses, and for tax gross-ups, and to provide Mr. Pearson with certain other benefits, including expatriate health insurance for Mr. Pearson and his family and expatriate life, death and disability insurance for Mr. Pearson. Mr. Pearson also was granted cash-settled SARs under the ELIP during 2018; however, Mr. Pearson forfeited these awards in connection with his resignation.

The Company entered into a Separation Agreement with Mr. Pearson in connection with his resignation, effective December 31, 2019. The Separation Agreement provides for the Company to make approximately $3.4 million of severance payments to Mr. Pearson over approximately 18 months beginning in January 2020 and COBRA, tax and immigration advisory services reimbursements. As previously described, the Compensation Committee approved a $600,000 bonus for Mr. Pearson for 2019. Further, if Mr. Pearson does not sell his Florida residence on or before January 31, 2021, at Mr. Pearson's request, the Company will purchase the residence from him for the purchase price of $2,775,000 on or before March 15, 2021. Mr. Pearson shall provide written notice to the Company on or before February 1, 2021 advising that he did not sell the residence and that he requires the Company to purchase the residence. Payments under the Separation Agreement are conditioned upon Mr. Pearson’s compliance with certain restrictive covenants set forth in the Separation Agreement, including confidentiality obligations and non-solicit, non-disparagement and non-interference covenants. All amounts remained payable as of December 31, 2019.

As previously described, Alan B. Levan was appointed to serve as the Company’s Chief Executive Officer and President, effective January 1, 2020. For 2020, Mr. Levan will receive a base salary of $950,000 and have an opportunity to receive an annual bonus and long term incentives of up to $4,275,000 based on criteria to be determined by the Compensation Committee. In addition, the Compensation Committee approved a one-time bonus payment of $2,000,000 to Mr. Levan for his services on the Company’s behalf for 2019, during which time he served as non-executive Chairman of the Company’s Board of Directors and assisted Mr. Pearson before and after the transition of the Chief Executive Officer position. Mr. Levan also serves as Chairman and Chief Executive Officer of BBX Capital. Mr. Levan’s compensation from BBX Capital will be reduced on a dollar-for-dollar basis to reflect the 2019 bonus payment and 2020 compensation which he receives from the Company.

Employment Agreements with Ahmad M. Wardak and Jorge de la Osa

The Company has employment agreements with Ahmad M. Wardak, the Company’s Executive Vice President and Chief Marketing Officer, and Jorge de la Osa, the Company’s Executive Vice President, Chief Legal and Compliance Officers. Under the terms of their respective employment agreements, Messrs. Wardak and de la Osa receive an annual base salary as determined and adjusted by the Compensation Committee from time to time. Mr. Wardak’s current annual base salary is $406,000. Mr. de la Osa’s current annual base salary is $390,000. Under the employment agreements, each of Messrs. Wardak and de la Osa may receive an annual incentive bonus of up to a certain percentage of his then-current annual base salary. Such percentage is approved annually by the Compensation Committee and, for 2019, was 150% for Mr. Wardak and 50% for Mr. de la Osa. The annual incentive bonus is based on the achievement of targeted performance measures approved by the Compensation Committee, which, for 2019, included the Company’s EBITDA and certain other performance metrics. Payment of the annual incentive bonus is subject to approval by the Compensation Committee. Based on the Company’s EBITDA and results with respect to the other performance metrics, the Compensation Committee approved an annual incentive bonus for 2019 of approximately $506,000 for Mr. Wardak and $168,000 for Mr. de la Osa.

In addition to their annual incentive bonus opportunities, Messrs. Wardak and de la Osa participate in the Company’s ELIP. For 2019, Messrs. Wardak earned cash bonuses of approximately $438,000 and $320,000, respectively, under the ELIP pursuant to which bonuses were payable based on the Company’s EBITDA. Mr. Wardak also was granted cash-settled stock appreciation rights under the ELIP during 2018.

Messrs. Wardak and de la Osa may also receive additional bonuses from time to time as approved by the Compensation Committee, including special discretionary cash bonuses.

Mr. Wardak’s employment agreement was entered into in 2015. Mr. de la Osa’s employment agreement was entered into in 2018. Each employment agreement will continue until terminated. In addition, the following provisions apply to each of Mr. Wardak’s and Mr. de la Osa’s employment agreement. If the employment agreement is terminated by the Company for “Cause” or by the executive without “Good Reason” (as such terms are defined in the employment agreement), the executive will be entitled to receive any unpaid salary and benefits accrued through the date of termination. If the employment agreement is terminated by the Company without “Cause” or by the executive for “Good Reason,” then the executive will be entitled to receive, in addition to any unpaid salary and benefits accrued through the date of termination, a severance payment in an amount equal to 1.0 times (or 1.5 times if the termination occurs within two years after a “Change in Control” (as defined in the employment agreement)) the sum of  (a) his annual base salary then in effect and (b) the average annual incentive bonus paid to him during the two years prior to the termination. In addition, if the employment agreement is terminated by the Company without “Cause” or by the executive for “Good Reason” after the last day of the performance period with respect to his annual incentive bonus but prior to payment thereof, the executive will be entitled to receive such annual incentive bonus. Further, in the event of a termination by the Company without “Cause” or a termination by the executive for “Good Reason” at any time, the Company will pay the executive’s COBRA premiums for 12 months following the date of termination. In addition, upon his death or “Disability” (as defined in his employment agreement), the executive or his estate, as the case may be, will be entitled to receive, in addition to any unpaid salary and benefits accrued through the date of death or termination, the pro rata portion of his annual incentive bonus for the applicable year based generally on the number of days he was employed during the year. These severance payments and benefits are conditioned upon the executive executing a general release in favor of the Company, as well as his compliance with certain restrictive covenants set forth in his employment agreement, including confidentiality obligations and non-solicit, non-disparagement and non-interference covenants.

Agreements with Anthony M. Puleo

As previously described, Anthony M. Puleo served as Executive Vice President, Chief Financial Officer and Treasurer of the Company until his retirement from such positons and transition to a non-executive position, effective September 30, 2019. Mr. Puleo had an employment agreement with the Company which was substantially similar to Mr. Wardak’s employment agreement described above. Through September 30, 2019, Mr. Puleo’s annual base salary was $475,000 and his annual incentive bonus opportunity was 100% of his base salary. Based on the Company’s EBITDA and results with respect to the other performance metrics, the Compensation Committee approved an annual incentive bonus of approximately $285,000 for Mr. Puleo for 2019. Mr. Puleo also was granted cash-settled performance units and cash-settled stock appreciation rights under the ELIP during 2018; however, Mr. Puleo forfeited these awards in connection with his retirement and transition to a non-executive position.

The Company entered into an agreement with Mr. Puleo in connection with his retirement and transition to a non-executive position, pursuant to which the Company will pay Mr. Puleo approximately $849,000 of severance payments through September 2020 (of which approximately $192,000 was paid for 2019), which amount equals the sum of: (i) his 2019 annual base salary of $475,000, (ii) the average annual incentive bonus paid to him during 2017 and 2018 of approximately $353,000 and (iii) the monetary equivalent of the cost of 12 months of COBRA premiums under the Company’s group health plan for health, dental and vision coverage for Mr. Puleo and his dependents covered under the plan at the time of his retirement. These payments were in addition to his $285,000 for his bonus for 2019, as described above.

Executive Leadership Incentive Plan

During March 2018, the Compensation Committee approved in principle the material terms of the Company’s Executive Leadership Incentive Plan, or ELIP, which provided for the grant of cash-settled performance units (“Performance Units”) and cash-settled stock appreciation rights (“SARs”) to participants in the ELIP.  It was contemplated that each participant be granted award opportunities representing a percentage of his or her base salary (the “Target LTI”).  In the case of certain of the Company’s executive officers at the time, including Messrs. Pearson Wardak and Puleo, the award was divided 30% to SARs and 70% to Performance Units.  Performance Units represented the right of the recipient thereof to receive a cash payment based on the achievement by the Company of levels of EBITDA and return on invested capital (“ROIC”) during a two-year period.  There were no payments for Performance Unit during 2019. SARs granted under the ELIP, upon exercise after vesting, entitled the holder to a cash payment in an amount equal to the excess of the market price of the Company’s common stock on the date of exercise over the exercise price of the SAR.  The SARs vest in equal annual installments on the first, second and third anniversary of the date of grant and have a five-year term.

As previously discussed, in March 2018, the Compensation Committee approved grants of SARs for 2018 to certain of the Company’s officers, including Mr. Pearson, who was granted 185,276 SARs, Mr. Puleo, who was granted 80,449 SARs, and Mr. Wardak, who was granted 75,573 SARs, each with an exercise price of $19.72, which was the closing price of the Company’s common stock on the NYSE on March 8, 2018, the last trading day prior to the date of grant of the SARs.  As previously described, Messrs. Pearson and Puleo forfeited SARs granted to them under the ELIP in connection with their cessation of employment as executives of the Company.

For 2019, the ELIP also included a component pursuant to which bonuses were payable based on the Company’s EBITDA. Messrs. Wardak and de la Osa earned cash bonuses of approximately $438,000 and $320,000, respectively, under the ELIP for 2019.

2011 Long-Term Incentive Plan

Prior to adoption of the ELIP, the Company’s 2011 Long Term Incentive Plan (“LTIP”) provided for the payment of annual incentive compensation. While the ELIP replaced the LTIP with respect to the payment of annual incentive compensation, the LTIP continues in effect with respect to the potential payment of cash awards to participants, including Messrs. Wardak and Puleo (but not Messrs. Pearson and de la Osa), upon the occurrence of a “Liquidity Event” (“Liquidity Event Awards”). As defined in the LTIP, a “Liquidity Event” includes, without limitation, the sale of the Company or its businesses (whether by merger, consolidation, reorganization, stock or asset sale, or similar corporate transaction). The amount of a Liquidity Event Award is primarily based on the consideration received by the Company or its shareholders, as applicable, in connection with the Liquidity Event and the Company’s actual EBITDA compared to target EBITDA for performance periods under the LTIP through and including 2015. The provisions of the LTIP relating to Liquidity Event Awards will continue in effect until the last payment of a Liquidity Event Award, unless earlier terminated by the Compensation Committee in its discretion.

Subject to the terms of the LTIP, Mr. Wardak would be entitled to a Liquidity Event Award in an amount of up to approximately 0.600% of the total consideration received by the Company and/or its shareholders in connection with the Liquidity Event to the extent in excess of $100.0 million. In addition, if a Liquidity Event occurs at any time pursuant to an agreement entered into through September 30, 2021, Mr. Puleo would be entitled to receive an award related to the Liquidity Event in an amount up to approximately 1.330% (in the case of an agreement entered into through September 30, 2020) or approximately 0.665% (in the case of an agreement entered into between September 30, 2020 and September 30, 2021), in each case, of the total consideration received by the Company and/or its shareholders in connection with the Liquidity Event to the extent in excess of $100.0 million. Other executive officers and employees of the Company may also be entitled to payments in connection with a change in control or sale of the Company or its businesses under the LTIP or other compensation plans, including profit sharing plans, or arrangements.

Potential Payments Upon Termination or Change in Control

Information regarding amounts and benefits to which Messrs. Wardak and de la Osa may be entitled in connection with any termination of his employment, including following a change in control of the Company, is set forth under “Employment Agreements with Ahmad M. Wardak and Jorge de la Osa” above. In addition, as described above, each of Messrs. Wardak and Puleo may be entitled to payments upon the occurrence of a Liquidity Event. See also “401(k) Plan” below.

401(k) Plan

The Company maintains a retirement plan for the benefit of its employees. The 401(k) plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions are not taxable to participants until withdrawn or distributed from the 401(k) plan. The 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, subject to an annual statutory limit. Participants who are at least 50 years old can also contribute additional amounts based on statutory limits for “catch-up” contributions. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the 401(k) plan’s trustee as directed by participants. The 401(k) plan allows for discretionary matching of employee contributions. For 2019, the Company made a basic matching contribution equal to 100% of each participant’s contributions not exceeding 3% of such participant’s compensation, plus 50% of the participant’s contributions in excess of 3% but not in excess of 5% of the participant’s compensation. The Company may also make additional discretionary matching contributions not to exceed 4% of each participant’s compensation.

Outstanding Equity Awards at Fiscal Year-End 2019

None of the Named Executive Officers held any equity or equity-based awards with respect to the Company as of December 31, 2019, other than the cash-settled SARs granted to Mr. Wardak under the ELIP during 2018, as described above. In connection with his resignation, effective December 31, 2019, Mr. Pearson forfeited the SARs granted to him under the ELIP. In connection with his retirement as an executive of the Company during September 2019, Mr. Puleo forfeited the SARs granted to him under the ELIP. The following table sets forth certain information with respect to the cash-settled SARs held by Mr. Wardak as of December 31, 2019.

Name	Grant Date	Number of SARs Exercisable / Unexcercisable (1)	SAR Exercise Price	SAR Expiration Date
Mr. Wardak	3/9/2018	25,191/50,382	19.72	3/9/2023

(1)SARs vest and become exercisable in equal annual installments on the first, second and third anniversary of the date of grant and have a five-year term.

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

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or on behalf of each individual who served as a non-employee director of the Company during the year ended December 31, 2019 for his Board and committee service during the year.

`

Name	Fees Earned or Paid in Cash ($)
James R Allmand III	73,500
Norman H. Becker	85,000
Lawrence A. Cirillo	80,000
Mark A. Nerenhausen	70,000
Arnold Sevell	83,500
Orlando Sharpe	70,000

Mr. Becker is also a non-employee director of BBX Capital and received $116,000 from BBX Capital for his service on BBX Capital’s Board of Directors and its committees for the year ended December 31, 2019. Directors who are employed by the Company or any entity controlling the Company, including BBX Capital, do not receive compensation from the Company for their service on the Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 27, 2020, certain information as to persons known by the Company to own in excess of 5% of the outstanding shares of such stock. In addition, this table includes information regarding the shares of the Company’s common stock beneficially owned by (i) each Named Executive Officer, (ii) each of the Company’s directors and (iii) the Company’s directors and executive officers as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s common stock as of April 27, 2020. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of the Company’s common stock which such person has or shares, directly or indirectly, voting or investment power, or which such person has the right to acquire beneficial ownership of at any time within 60 days after April 27, 2020. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, such shares. Unless otherwise noted, each person listed in the table below has sole voting and investment power over the shares beneficially owned by such person and the address of each person listed in the table below is c/o Bluegreen Vacations Corporation, 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431.

Name of Beneficial Owner	Notes	Beneficial Ownership	% Of Outstanding Shares
Alan B. Levan	(2)(3)	67,281,010	92.8%
John E. Abdo	(2)(3)	67,281,010	92.8%
James R. Allmand III		1,000	*
Norman H. Becker		-	0.0%
Lawrence A. Cirillo		-	0.0%
Jarett S. Levan	(3)	7,500	*
Mark A. Nerenhausen		1,000	*
Arnold Sevell		1,000	*
Orlando Sharpe		3,500	*
Seth M. Wise	(3)	7,500	*
Shawn B. Pearson		2,619	*
Ahmad M. Wardak		15,000	*
Anthony M. Puleo		7,000	*
Jorge De La Osa		150	*
All directors and executive officers of the Company as of April 27, 2020, as a group (17 persons)		67,363,879	92.9%
5% Shareholders (not included above): Woodbridge Holdings Corporation	(1)(2)(3)	67,261,010	92.8%

* Less than 1 percent.

(1) Woodbridge is a wholly-owned subsidiary of BBX Capital. The number of shares beneficially owned by Woodbridge is as set forth in the Schedule 13G filed by Woodbridge and BBX Capital with the SEC on February 8, 2018. Woodbridge and BBX Capital disclosed in such Schedule 13G that they have shared voting and dispositive power over all 67,261,010 shares.

(2) Mr. Alan Levan and Mr. Abdo may be deemed to control BBX Capital by virtue of their collective ownership of shares of Class A Common Stock and Class B Common Stock of BBX Capital representing approximately 78% of the total voting power of BBX Capital's capital stock. As a result, the shares of the Company’s common stock held by Woodbridge (and beneficially owned by BBX Capital) are also included in the beneficial ownership of each of Mr. Alan Levan and Mr. Abdo.

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

As set forth in their respective charters, the Audit Committee or Nominating / Corporate Governance Committee review related party transaction and, if the reviewing committee determines the related party transaction to be appropriate, approves (or ratifies) such related party transactions. The reviewing committee considers the nature of the related party’s interest in the transaction, the material terms of the transaction, including, without limitation, the amount involved and type of transaction, and the arms-length nature thereof, the importance of the transaction to the related party and to the Company, whether the transaction would impair the judgment of a director or executive officer to act in the Company’s best interest and any other matters the reviewing committee deems appropriate. Any member of the reviewing committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the transaction; provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the reviewing committee.

Related Party and Affiliated Transactions

BBX Capital currently beneficially owns, indirectly through Woodbridge, approximately 93% of the issued and outstanding shares of the Company’s common stock. BBX Capital may be deemed to be controlled by Alan B. Levan, its Chairman, President and Chief Executive Officer, and John E. Abdo, its Vice Chairman, who collectively may be deemed to beneficially own shares of Class A Common Stock and Class B Common Stock of BBX Capital representing approximately 78% of the total voting power of BBX Capital. Mr. Alan Levan is the Chief Executive Officer and President of the Company and Chairman of the Company’s Board of Directors. Mr. Abdo is the Vice Chairman of the Company’s Board of Directors. During 2019, the Company accrued $2.0 million of compensation for Mr. Levan for the performance of certain services to the Company in a non-executive capacity.

Jarett S. Levan, the son of Mr. Alan Levan, and Seth M. Wise, are members of the Company’s Board of Directors and executive officers and directors of BBX Capital. In addition, Raymond S. Lopez is an executive officer of both the Company and BBX Capital and Norman H. Becker is a non-employee director of the Company and BBX Capital. Further, Susan J. Saturday, was Executive Vice President and Chief Human Resources Officer of BBX Capital until she rejoined the Company as Executive Vice President and Chief Administrative Officer in September 2019.

In May 2015, the Company and its subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits (the “Consolidated Tax Agreement”) with BBX Capital, BCC, Woodbridge and their respective subsidiaries pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Pursuant to the Consolidated Tax Agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes are used by another party to the Consolidated Tax Agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the year ended December 31, 2019, the Company paid BBX Capital approximately $13.0 million pursuant to the Consolidated Tax Agreement.

In April 2015, Bluegreen Specialty Finance, LLC, a wholly-owned subsidiary of the Company (“BSF”), entered into a Loan Agreement and Promissory Note pursuant to which it provided an $80.0 million loan to BBX Capital, the proceeds of which were used by BBX Capital to fund its tender offer to purchase certain shares of BCC’s Class A Common Stock that it did not own at the time. Amounts outstanding on the loan bore interest at a rate of 6% per annum until April 17, 2020, at which time the interest rate was decreased to 4% per annum. Interest only payments are required on a quarterly basis, with all outstanding amounts becoming due and payable at maturity. In March 2020, the Loan Agreement and Promissory Note was amended to extend the maturity date from April 17, 2020 to April 17, 2021 and, effective April 2020, reduce the interest rate to 4% per annum as described above. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for the Company or its subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the year ended December 31, 2019, the Company recognized approximately $4.8 million of interest income on this loan.

During the year ended December 31, 2019, the Company paid subsidiaries of BBX Capital approximately $1.7 million for management advisory, risk management, administrative and other services. The Company accrued approximately $0.2 million for these services as of December 31, 2019.

Director Independence

The Company’s Board of Directors has determined that James R. Allmand, III, Norman H. Becker, Lawrence A. Cirillo, Mark A. Nerenhausen, Arnold Sevell and Orlando Sharpe, who together comprise a majority of the Board, are independent under applicable rules and regulations of the SEC and the listing standards of the NYSE. The Board made such independence determinations based on a review of transactions and relationships between each director or any member of his immediate family, on the one hand, and the Company and its subsidiaries and affiliates, on the other hand, as well as transactions and relationships between each director or his affiliates, on the one hand, and members of the Company’s senior management or their affiliates, on the other hand. To assist the Board in making its independence determinations, the Board adopted the following categorical standards of relationships that, in the Board’s opinion, do not constitute material relationships that impair a director’s independence: (i) serving on third party boards of directors with other members of the Board; (ii) payments or charitable gifts by the Company to entities with which a director is an executive officer or employee where such payments do not exceed the greater of $1 million annually or 2% of such entity’s consolidated gross revenues for the applicable year; and (iii) investments by directors in common with each other or the Company. In connection with the foregoing, the Board specifically determined that Mr. Becker’s service on the Board of Directors of BBX Capital, which, as previously described, currently beneficially owns approximately 93% of the Company’s issued and outstanding common stock, with Alan B. Levan, John E. Abdo, Jarett S. Levan, and Seth M. Wise did not constitute a material relationship that would impair Mr. Becker’s independence. In addition, the Board discussed and considered that from time to time entities affiliated with Mr. Sharpe provide certain real estate-related services to BBX Capital and that, for 2019 and 2018, those entities received approximately $3,000 and $11,000, respectively, from BBX Capital in consideration for such services. The Board determined that this relationship did not constitute a material relationship that would impair Mr. Sharpe’s independence.

Item 14. Principal Accounting Fees and Services

Grant Thornton LLP (“Grant Thornton”) served as the Company’s independent registered public accounting firm for 2019 and 2018. The following table presents fees for professional services rendered by Grant Thornton for the audit of the Company’s annual financial statements for 2019 and 2018. The table also presents fees billed for audit-related services, tax services and all other services rendered by Grant Thornton to the Company for 2019 and 2018.

	2019	2018
(in thousands)
Audit Fees (1)	$935	$1,088
Audit-Related Fees (2)	197	197
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$1,132	$1,285

(1)Includes fees for services related to the Company's annual financial statement audit and review of quarterly financial statements.

(2)Includes fees for the financial statement audits of one of the Company’s subsidiaries and fees for other audit procedures related to the Company’s securitizations.

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

Exhibit No.                                      Description

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

BLUEGREEN VACATIONS CORPORATION

Dated: April 27, 2020	By:	/s/ Alan B. Levan
Alan B. Levan
Chairman of the Board of Directors, President and Chief Executive Officer