Form 10-Q
period 2020-03-31
BLUEGREEN VACATIONS CORP
filed 2020-05-11
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

As of May 11, 2020, there were 72,484,293 shares of the registrant’s common stock, $.01 par value, outstanding.

BLUEGREEN VACATIONS CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$241,525	$190,009
Restricted cash ($17,456 and $22,534 in VIEs at March 31, 2020
and December 31, 2019, respectively)	34,090	49,637
Notes receivable	585,159	589,198
Less: Allowance for loan losses	(155,166)	(140,630)
Notes receivable, net ($288,435 and $292,590 in VIEs
at March 31, 2020 and December 31, 2019, respectively)	429,993	448,568
Inventory	347,293	346,937
Prepaid expenses	27,805	10,501
Other assets	43,674	52,731
Operating lease assets	22,329	20,858
Intangible assets, net	61,494	61,515
Loan to related party	80,000	80,000
Property and equipment, net	98,248	99,262
Total assets	$1,386,451	$1,360,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$14,664	$16,653
Accrued liabilities and other	79,553	103,948
Operating lease liabilities	23,608	22,124
Deferred income	15,343	18,074
Deferred income taxes	92,328	92,504
Receivable-backed notes payable - recourse	80,473	88,569
Receivable-backed notes payable - non-recourse (in VIEs)	339,224	334,246
Lines-of-credit and notes payable	223,785	146,160
Junior subordinated debentures	72,285	72,081
Total liabilities	941,263	894,359

Commitments and Contingencies - See Note 9

Shareholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 72,484,293 shares issued and outstanding at March 31, 2020 and 74,362,693 shares
issued and outstanding at December 31, 2019	725	744
Additional paid-in capital	257,812	269,534
Retained earnings	136,381	145,847
Total Bluegreen Vacations Corporation shareholders' equity	394,918	416,125
Non-controlling interest	50,270	49,534
Total shareholders' equity	445,188	465,659
Total liabilities and shareholders' equity	$1,386,451	$1,360,018

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2020	2019
Revenue:
Gross sales of VOIs	$75,481	$62,884
Provision for loan losses	(30,353)	(11,153)
Sales of VOIs	45,128	51,731

Fee-based sales commission revenue	41,365	45,212
Other fee-based services revenue	29,314	29,568
Cost reimbursements	19,120	17,044
Interest income	21,866	22,008
Other income, net	133	89
Total revenue	156,926	165,652

Costs and expenses:
Cost of VOIs sold	4,099	3,848
Cost of other fee-based services	22,711	22,868
Cost reimbursements	19,120	17,044
Selling, general and administrative expenses	101,197	90,214
Interest expense	8,818	9,506
Total costs and expenses	155,945	143,480

Income before non-controlling interest and
provision for income taxes	981	22,172
Provision for income taxes	44	5,303
Net income	937	16,869
Less: Net income attributable to non-controlling interest	736	1,716
Net income attributable to Bluegreen
Vacations Corporation shareholders	$201	$15,153

Comprehensive income attributable to
Bluegreen Vacations Corporation
shareholders	$201	$15,153

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2020	2019
Earnings per share attributable to Bluegreen Vacations Corporation shareholders - Basic and diluted	$0.00	$0.20

Weighted average number of common shares outstanding:
Basic and diluted	74,066	74,446

Cash dividends declared per share	$0.13	$0.17

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,362,693	Balance at December 31, 2019	$465,659	$744	$269,534	$145,847	$49,534
—	Net income	937	—	—	201	736
—	Dividends to shareholders	(9,667)	—	—	(9,667)	—
(1,878,400)	Stock repurchase	(11,741)	(19)	(11,722)	—	—
72,484,293	Balance at March 31, 2020	$445,188	$725	$257,812	$136,381	$50,270

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,445,923	Balance at December 31, 2018	$475,365	$744	$270,369	$158,641	$45,611
—	Net income	16,869	—	—	15,153	1,716
—	Dividends to shareholders	(12,655)	—	—	(12,655)	—
74,445,923	Balance at March 31, 2019	$479,579	$744	$270,369	$161,139	$47,327

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net income	$937	$16,869
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	4,792	4,486
(Gain) Loss on disposal of property and equipment	(44)	10
Provision for loan losses	30,353	11,153
(Benefit) Provision for deferred income taxes	(176)	2,281
Changes in operating assets and liabilities:
Notes receivable	(11,778)	(7,698)
Prepaid expenses and other assets	(8,452)	(9,048)
Inventory	(356)	(8,237)
Accounts payable, accrued liabilities and other, and
deferred income	(29,102)	1,126
Net cash (used in) provided by operating activities	(13,826)	10,942

Investing activities:
Purchases of property and equipment	(2,966)	(7,507)
Proceeds from sale of property and equipment	147	—
Net cash used in investing activities	(2,819)	(7,507)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	32,568	13,487
Payments on borrowings collateralized by notes receivable	(36,059)	(34,968)
Proceeds from borrowings collateralized
by line-of-credit facilities and notes payable	80,000	—
Payments under line-of-credit facilities and notes payable	(2,411)	(8,168)
Payments of debt issuance costs	(76)	(105)
Repurchase and retirement of common stock	(11,741)	—
Dividends paid	(9,667)	(12,655)
Net cash provided by (used in) financing activities	52,614	(42,409)
Net increase (decrease) in cash and cash equivalents
and restricted cash	35,969	(38,974)
Cash, cash equivalents and restricted cash at beginning of period	239,646	273,134
Cash, cash equivalents and restricted cash at end of period	$275,615	$234,160

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended
	March 31,
	2020	2019

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$8,317	$8,271
Income taxes paid	$199	$812

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

In our opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates. Due to, among other things, the impact and potential future impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic (which is highly uncertain) and other factors, including, without limitation, seasonality, the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other future interim or annual periods. The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2020 (the “2019 Annual Report on Form 10-K”).

Our Business

We are a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 221,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to over 11,350 other hotels and resorts through partnerships and exchange networks. The resorts in which we market, sell or manage VOIs were either developed or acquired by us, or were developed and are owned by third parties. We earn fees for providing sales and marketing services to third party developers. We also earn fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, we provide financing to qualified VOI purchasers, which generates significant interest income.

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

All of our operations and activities have been impacted by the COVID-19 pandemic as discussed further herein.

Principles of Consolidation and Basis of Presentation

Our unaudited consolidated financial statements include the accounts of all of our wholly owned subsidiaries, entities in which we hold a controlling financial interest, including Bluegreen/Big Cedar Vacations, LLC (a joint venture in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and our majority voting control of its management committee (“Bluegreen/Big Cedar Vacations”), and variable interest entities (sometimes referred to herein as “VIEs”) of which we are the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations (Topic 810). We do not consolidate the statutory business trusts formed by us to issue trust preferred securities as these entities represent VIEs in which we are not the primary beneficiary. The statutory business trusts are accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in, among other adjustments, future impairments of intangibles and long-lived assets, incremental credit losses on VOI notes receivable, a decrease in the carrying amount of our tax assets, or an increase in other obligations as of the time of a relevant measurement event.

Reclassification of Prior Period Presentation

Certain prior period balances were reclassified to conform to current period presentation. The reclassification had no impact on our statements of operations and comprehensive income or statements of cash flows.

2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. Further, the standard requires that public entities disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard became effective for us on January 1, 2020. We adopted this standard on January 1, 2020 using a modified retrospective method, which did not have a material impact on our consolidated financial statements and related disclosures and no cumulative adjustment was recorded primarily as our VOI notes receivable are recorded net of an allowance that is calculated in accordance with ASC 606, Revenue from Contracts with Customers. We also elected the practical expedient to not measure an allowance for credit losses for accrued interest receivables, as our interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal–Use Software (Subtopic 350-40)” (“ASU 2018-15”), which requires a customer in a cloud computing arrangement that is a service contract (“CCA”) to follow internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. ASU 2018-15 also requires companies to present implementation costs related to a CCA in the same financial statement line items as the CCA service fees. We adopted this standard on January 1, 2020 and are applying the transition guidance as of the date of adoption prospectively, under the current period adjustment method. Upon adoption of the standard, we reclassified $1.9 million of capitalized implementation costs related to a CCA that was in the implementation phase as of January 1, 2020 from property and equipment to prepaid expenses.

Accounting Standards Not Yet Adopted

The FASB has issued the following accounting pronouncement and guidance relevant to our operations which had not yet been adopted as of March 31, 2020:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although our VOIs notes receivable from our borrowers are not indexed to LIBOR, we currently have $110.8 million of LIBOR indexed junior subordinated debentures, $87.7 million of LIBOR indexed receivable-backed notes payable and lines of credit, and $225.2 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) that mature after 2021. Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. We are evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on our results of operations, liquidity and consolidated financial statements.

3. Revenue From Contracts with Customers

We operate our business in the following two segments: (i) Sales of VOIs and financing; and (ii) Resort operations and club management. The table below sets forth our disaggregated revenue by segment from contracts with customers (in thousands).

	For the Three Months Ended
	March 31,
	2020	2019

Sales of VOIs (1)	$45,128	$51,731
Fee-based sales commission revenue (1)	41,365	45,212
Resort and club management revenue (2)	25,029	25,436
Cost reimbursements (2)	19,120	17,044
Title fees and other (1)	2,723	2,728
Other revenue (2)	1,562	1,404
Revenue from customers	134,927	143,555
Interest income (3)	21,866	22,008
Other income, net	133	89
Total revenue	$156,926	$165,652

(1) Included in our sales of VOIs and financing segment described in Note 12.

(2) Included in our resort operations and club management segment described in Note 12.

(3) Interest income of $20.1 million and $20.0 million for the three months ended March 31, 2020 and 2019, respectively, is included in our sales of VOIs and financing segment described in Note 12.

Please refer to Note 12: Segment Reporting below for more details related to our segments.

4. Notes Receivable

The table below provides information relating to our notes receivable and our allowance for loan losses (dollars in thousands):

	As of
	March 31,	December 31,
	2020	2019
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$190,051	$203,872
VOI notes receivable - securitized	395,108	385,326
Gross VOI notes receivable	585,159	589,198
Allowance for loan losses - non-securitized	(48,493)	(47,894)
Allowance for loan losses - securitized	(106,673)	(92,736)
Allowance for loan losses	(155,166)	(140,630)
VOI notes receivable, net	$429,993	$448,568
Allowance as a % of Gross VOI notes receivable	27%	24%

The weighted-average interest rate charged on our notes receivable secured by VOIs was 14.8% and 14.9% at March 31, 2020 and December 31, 2019, respectively. All of our VOI loans bear interest at fixed rates. Our VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Allowance for Loan Losses

The activity in our allowance for loan losses was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Balance, beginning of period	$140,630	$134,133
Provision for loan losses	30,353	11,153
Less: Write-offs of uncollectible receivables	(15,817)	(8,460)
Balance, end of period	$155,166	$136,826

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

While the impact of COVID- 19 pandemic on our borrowers had not yet been reflected in our default or delinquency rates as of March 31, 2020, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, as of March 31, 2020, we recorded an additional allowance for loan losses of $12.0 million, which includes our estimate of customer defaults as a result of the COVID – 19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

Additional information about our VOI notes receivable by year of origination is as follows as of March 31, 2020 (in thousands):

	Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Total

701+	$29,174	$107,298	$70,649	$46,077	$34,472	$47,243	$334,913
601-700	13,575	53,165	42,097	30,816	28,094	45,316	213,063
<601 (1)	1,124	5,300	3,747	2,482	2,934	5,258	20,845
Other (2)	—	1,161	3,603	3,289	2,831	5,454	16,338
Total by FICO score	$43,873	$166,924	$120,096	$82,664	$68,331	$103,271	$585,159

Defaults	$—	$2,703	4,174	$2,773	$2,269	$3,898	$15,817
Allowance for loan loss	$9,674	$48,428	$34,740	$21,760	$19,057	$21,507	$155,166

Delinquency status:
Current	$43,810	$162,227	$113,764	$77,586	$64,054	$95,334	$556,775
31-60 days	63	1,196	1,190	1,073	708	1,192	5,422
61-90 days	—	1,333	1,319	852	541	905	4,950
Over 91 days (2)	—	2,168	3,823	3,153	3,028	5,840	18,012
Total	$43,873	$166,924	$120,096	$82,664	$68,331	$103,271	$585,159

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $10.3 million related to VOI notes receivable that, as of March 31, 2020, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination were as follows:

	As of
	March 31,	December 31,
	2020	2019
FICO Score
701+	59%	59%
601-700	37	37
<601	3	3
Other (1)	1	1
Total	100%	100%

(1)VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

Our notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of March 31, 2020 and December 31, 2019, $18.0 million and $19.3 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days, our VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $5.2 million and $5.3 million as of March 31, 2020 and December 31, 2019, respectively, and is included within other assets in our unaudited consolidated balance sheets herein.

The following table shows the delinquency status of our VOI notes receivable as of March 31, 2020 and December 31, 2019 (in thousands):

	As of
	March 31,	December 31,
	2020	2019
Current	$556,775	$557,849
31-60 days	5,422	6,794
61-90 days	4,950	5,288
Over 91 days (1)	18,012	19,267
Total	$585,159	$589,198

(1)Includes $10.3 million and $10.6 million as of March 31, 2020 and December 31, 2019, respectively, related to VOI notes receivable that, as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

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

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of March 31, 2020, we were in compliance with all material terms under our securitization transactions, and no trigger events had occurred but there is no assurance that compliance will be maintained in the future.

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

Under the terms of certain of our VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions by us of defaulted notes for the three months ended March 31, 2020 and 2019 were $4.3 million and $2.1 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of
	March 31,	December 31,
	2020	2019

Restricted cash	$17,456	$22,534
Securitized notes receivable, net	288,435	292,590
Receivable backed notes payable - non-recourse	339,224	334,246

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	March 31,	December 31,
	2020	2019

Completed VOI units	$273,868	$269,847
Construction-in-progress	—	3,946
Real estate held for future development	73,425	73,144
Total	$347,293	$346,937

7. Debt

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders. Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of March 31, 2020 and December 31, 2019, were as follows (dollars in thousands):

	As of
	March 31, 2020			December 31, 2019
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

NBA Éilan Loan	17,659	4.77%	28,625	18,820	4.95%	31,259
Fifth Third Syndicated LOC	110,000	3.32%	119,848	30,000	3.85%	49,062
Fifth Third Syndicated Term	97,500	3.61%	106,229	98,750	3.71.%	161,497
Unamortized debt issuance costs	(1,374)	—	—	(1,410)	—	—
Total	$223,785		$254,702	$146,160		$241,818

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. During March 2020, in an effort to ensure adequate liquidity for a sustained period due to the effect of the COVID-19 pandemic, we drew down $60 million under our lines-of-credit to increase our cash position. As of March 31, 2020, outstanding borrowings under the facility totaled $207.5 million, including $97.5 million under the Fifth Third Syndicated Term Loan with an interest rate of 3.61%, and $110.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 3.32%.

There were no new debt issuances or significant changes related to the above listed lines-of-credit or notes payable during the three ended months March 31, 2020. See Note 10 to our Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K for additional information regarding these lines-of-credit and notes payable.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of
	March 31, 2020			December 31, 2019
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility	$23,184	4.75%	$28,663	$25,860	4.75%	$31,681
NBA Receivables Facility	29,033	3.74%	35,584	32,405	4.55%	39,787
Pacific Western Facility	28,256	3.87%	34,965	30,304	4.68%	37,809
Total	80,473		99,212	88,569		109,277

Receivable-backed notes payable - non-recourse:
KeyBank/DZ Purchase Facility	$60,899	3.29%	$75,346	$31,708	3.99%	$39,448
Quorum Purchase Facility	39,092	4.75-5.50%	45,280	44,525	4.75-5.50%	49,981
2012 Term Securitization	7,352	2.94%	8,237	8,638	2.94%	9,878
2013 Term Securitization	16,523	3.20%	17,896	18,219	3.20%	19,995
2015 Term Securitization	28,750	3.02%	30,809	31,188	3.02%	33,765
2016 Term Securitization	44,217	3.35%	49,286	48,529	3.35%	54,067
2017 Term Securitization	60,846	3.12%	69,703	65,333	3.12%	74,219
2018 Term Securitization	86,297	4.02%	98,550	91,231	4.02%	103,974
Unamortized debt issuance costs	(4,752)	---	—	(5,125)	---	—
Total	339,224		395,107	334,246		385,327
Total receivable-backed debt	$419,697		$494,319	$422,815		$494,604

Liberty Bank Facility. Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility with Liberty Bank (the “Liberty Bank Facility”) which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period. During March 2018, the Liberty Bank Facility was amended and restated to extend the revolving credit period from March 2018 to March 2020 (which was subsequently further extended as described below), extend the maturity date from November 2020 until March 2023, and amend the interest rate on borrowings as described below. Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, during the revolving credit period of the facility. Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility. Through March 31, 2018, borrowings under the Liberty Bank Facility accrued interest at the Wall Street Journal (“WSJ”) Prime Rate plus 0.50% per annum, subject to a 4.00% floor. Pursuant to the March 2018 amendment to the Liberty Bank Facility, effective April 1, 2018, all borrowings outstanding under the facility accrue interest at the WSJ Prime Rate subject to a 4.00% floor. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity. On February 11, 2020, the Liberty Bank Facility was amended solely to extend the revolving credit period from March 12, 2020 to June 10, 2020.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On March 17, 2020, the Quorum Purchase Facility was amended to extend the advance period to December 2020 from June 2020. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by all parties. The maturity of the Quorum Purchase Facility is December 2032. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility.

Except as described above, there were no new debt issuances or significant changes related to the above listed facilities during the three months ended March 31, 2020. See Note 10 to our Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities.

Junior Subordinated Debentures

Financial data relating to our junior subordinated debentures was as follows (dollars in thousands):

Trust	Carrying Value as of March 31, 2020 (1)	Initial Equity In Trust (2)	Issue Date	Interest Rate	Interest Rate at March 31, 2020	Maturity Date	Carrying Value as of December 31, 2019 (1)

BST I	$15,102	$355	3/15/2005	3-month LIBOR + 4.90%	6.27%	3/30/2035	$15,059
BST II	16,909	401	5/4/2005	3-month LIBOR + 4.85%	6.62%	7/30/2035	16,862
BST III	6,841	164	5/10/2005	3-month LIBOR + 4.85%	6.62%	7/30/2035	6,823
BST IV	10,068	237	4/24/2006	3-month LIBOR + 4.85%	6.22%	6/30/2036	10,040
BST V	10,068	237	7/21/2006	3-month LIBOR + 4.85%	6.22%	9/30/2036	10,040
BST VI	13,297	311	2/26/2007	3-month LIBOR + 4.80%	6.57%	4/30/2037	13,257
	$72,285	$1,705					$72,081

(1)Amounts include purchase accounting adjustments which reduced the total carrying value by $38.5 million and $38.7 million as of March 31, 2020 and December 31, 2019, respectively.

(2)Initial Equity in Trust is recorded as part of other assets in the unaudited Consolidated Balance Sheets.

As of March 31, 2020, we were in compliance with all financial debt covenants under our debt instruments. As of March 31, 2020, we had availability of approximately $124.5 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

8. Fair Value of Financial Instruments

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$241,525	$241,525	$190,009	$190,009
Restricted cash	$34,090	$34,090	$49,637	$49,637
Notes receivable, net	$429,993	$535,513	$448,568	$587,000
Lines-of-credit, notes payable, and receivable-
backed notes payable	$643,482	$601,400	$568,975	$589,300
Junior subordinated debentures	$72,285	$36,500	$72,081	$98,500

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

9. Commitments and Contingencies

Bluegreen Vacations Unlimited (“BVU”), our wholly owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. Pursuant to a settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. In June 2019, we accrued for the net present value of the settlement, plus attorney’s fees and costs, totaling approximately $39.1 million. The first $4.0 million annual payment was made during January 2020. As of March 31, 2020, $14.7 million was accrued for the remaining payments required by the settlement agreement, which are included in accrued liabilities and other in the consolidated balance sheet as of March 31, 2020.

During most of the quarter ending March 31, 2020, Bluegreen was actively selling vacation packages in 68 of Bass Pro’s stores and 21 Cabela’s retail stores. During the three months ended March 31, 2020 and 2019, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 10% and 12%, respectively, of our VOI sales volume. In March 2020 as a result of the COVID-19 pandemic, we temporarily closed our retail marketing operations at Bass Pro Shops and Cabela’s stores. We are currently developing a plan to reopen these operations.

In December 2019, our President and Chief Executive Officer resigned. In connection with his resignation, we agreed to make payments to him or on his behalf totaling $3.5 million over a period of 18 months, $2.9 million of which remained payable as of March 31, 2020. Additionally, during 2019, we entered into certain agreements with other executives related to their separation from Bluegreen or change in position. Pursuant to the terms of these agreements, we agreed to make payments totaling $2.5 million through November 2020. As of March 31, 2020, $1.0 million remained payable under these agreements.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs.  We paid $1.9 million in subsidy payments in connection with these arrangements during both of the three months ended March 31, 2020 and 2019. As of March 31, 2020, we had $3.3 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited Consolidated Balance Sheet as of such date. As of December 31, 2019, we had no accrued liabilities for such subsidies.

In the ordinary course of business, we become subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or our other business activities. We are also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold by us on May 4, 2012. Additionally, from time to time in the ordinary course of business, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties, and we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. We take these matters seriously and attempt to resolve any such issues as they arise. We may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions we take or may be required to take as a result thereof.

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

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against us which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently on October 15, 2019, the Court entered an order granting summary judgment in favor of Bluegreen and dismissed all claims. We have moved for reimbursement of our attorneys’ fees. Plaintiffs have appealed the summary judgment order.

On February 28, 2018, Oscar Hernandez and Estella Michael filed purported class action litigation in San Bernardino Superior Court against BVU.  The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs seek to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014.  In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are executed.

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

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiff seeks certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 7, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, but the case currently remains stayed.

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. We agreed to indemnify Bass Pro with respect to the claims brought against us in this proceeding. We filed a motion to dismiss. On April 6, 2020, the court granted our motion to dismiss, and on April 29, 2020, the court entered final judgment in our favor.

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

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 9.3% in 2020. We also estimate that approximately 10.0% of the total delinquencies on our VOI notes receivable as of March 31, 2020 related to VOI notes receivable subject to this issue. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, we filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, we alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about us and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. We believe the consumers are paying fees to the TPEs in exchange for illusory services. We have asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. We have reached settlements with the TPE principals and the bankruptcy trustee, and the paperwork is being finalized. The contemplated settlement includes findings of fact against the defendants regarding their business practices and a permanent injunction prohibiting the principals of the TPE, from working again in the VOI exit space.

On November 13, 2019, we filed a lawsuit against timeshare exit firm The Montgomery Law Firm and certain of its affiliates (also included in “TPEs”). In the complaint, we alleged as discussed above, that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about us, provided misleading information to the VOI owners and encouraged nonpayment by consumers. We believe the consumers are paying fees to the TPEs in exchange for illusory services. We have asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims.

10. Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016 for federal returns and 2015 for state returns.

Our effective income tax rate was approximately 18% and 26% during the three months ended March 31, 2020 and 2019, respectively. Effective income tax rates for interim periods are based upon our current estimated annual rate. Our effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. As such, our effective income tax rate for the three months ended March 31, 2020 reflects our current estimate of the COVID-19 pandemic on our 2020 annual taxable earnings, state taxes, non-deductible items and changes in valuation allowances on deferred tax assets.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic providing for economic support and stimulus. As of March 31, 2020, we evaluated the income tax provisions of the CARES Act and determined there is no effect on either the March 31, 2020 tax rate or the computation of effective tax rate for the year. Subsequent to March 31, 2020, we will continue to review the relevant provisions of the CARES Act and intend to take advantage of certain provisions, including, but not limited to, the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits.

Certain of our state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

We are party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BBX Capital Corporation (“BBX Capital”), which owns approximately 93% of our outstanding common stock and its other subsidiaries pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer. If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. Pursuant to this agreement, we paid BBX Capital or its affiliated entities $2.3 million in April 2019. We did not make or receive any payments under the agreement during the three months ended March 31, 2020 and do not anticipate any such payments during 2020.

As of March 31, 2019, we did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

11. Related Party Transactions

BBX Capital may be deemed to be controlled by Alan B. Levan, Chairman and Chief Executive Officer of BBX Capital, and John E. Abdo, Vice Chairman of BBX Capital. Together, Messrs. Levan and Abdo may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 78% of BBX Capital’s total voting power. Mr. Levan serves as our Chairman and Chief Executive Officer and Mr. Abdo serves as our Vice Chairman. Mr. Levan was appointed our President and Chief Executive Officer effective January 1, 2020. During 2019, we accrued $2.0 million of compensation for Mr. Levan for the performance of certain services for us in a non-executive capacity, all of which was paid during March 2020. In addition, Raymond S. Lopez serves as our Chief Financial Officer and Chief Operating Officer and as BBX Capital’s Chief Financial Officer. Mr. Levan and Mr. Lopez receive compensation from us and BBX Capital for their respective services to us and to BBX Capital, respectively.

In April 2015, pursuant to a Loan Agreement and Promissory Note, our wholly owned subsidiary provided an $80.0 million loan to BBX Capital. Amounts outstanding bore interest at a rate of 6% per annum until March 2020 when the loan was amended to reduce the interest rate to 4% per annum effective April 2020. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable on April 17, 2021, effective with the latest amendment. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us or our subsidiaries to remain in compliance with covenants under outstanding indebtedness. During both of the three months ended March 31, 2020 and 2019, we recognized $1.2 million of interest income on the loan to BBX Capital.

We paid or reimbursed BBX Capital or its affiliated entities $0.4 million during both of the three months ended March 31, 2020 and 2019 for management advisory, risk management, administrative and other services. We had accrued $0.3 million and $0.2 million for the services described above as of March 31, 2020 and December 31, 2019, respectively. BBX Capital or its affiliates paid or reimbursed us $0.1 million during both the three months ended March 31, 2020 and 2019 for other shared services. As of both March 31, 2020 and December 31, 2019, $0.1 million was due to us from BBX Capital for these services.

See also the description of the Agreement to Allocate Consolidated Income Tax Liability and Benefits under Note 10: Income Taxes above.

12. Segment Reporting

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

The table below sets forth our segment information for the three months ended March 31, 2020 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$45,128	$—	$—	$—	$45,128
Fee-based sales commission revenue	41,365	—	—	—	41,365
Other fee-based services revenue	2,723	26,591	—	—	29,314
Cost reimbursements	—	19,120	—	—	19,120
Mortgage servicing revenue	1,595	—	—	(1,595)	—
Interest income	20,148	—	1,718	—	21,866
Other income, net	—	—	133	—	133
Total revenue	110,959	45,711	1,851	(1,595)	156,926

Costs and expenses:

Cost of VOIs sold	4,099	—	—	—	4,099
Net carrying cost of VOI inventory	7,914	—	—	(7,914)	—
Cost of other fee-based services	1,470	13,327	—	7,914	22,711
Cost reimbursements	—	19,120	—	—	19,120
Selling, general and administrative expenses	82,138	—	19,234	(175)	101,197
Mortgage servicing expense	1,420	—	—	(1,420)	—
Interest expense	4,664	—	4,154	—	8,818
Total costs and expenses	101,705	32,447	23,388	(1,595)	155,945
Income (loss) before non-controlling
interest and provision for income taxes	$9,254	$13,264	$(21,537)	$—	$981

Add: Depreciation and amortization	1,559	190
Add: Severance	2,563	1,134
Segment Adjusted EBITDA (1)	$13,376	$14,588

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the three months ended March 31, 2019 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$51,731	$—	$—	$—	$51,731
Fee-based sales commission revenue	45,212	—	—	—	45,212
Other fee-based services revenue	2,728	26,840	—	—	29,568
Cost reimbursements	—	17,044	—	—	17,044
Mortgage servicing revenue	1,490	—	—	(1,490)	—
Interest income	20,017	—	1,991	—	22,008
Other income, net	—	—	89	—	89
Total revenue	121,178	43,884	2,080	(1,490)	165,652

Costs and expenses:

Cost of VOIs sold	3,848	—	—	—	3,848
Net carrying cost of VOI inventory	7,687	—	—	(7,687)	—
Cost of other fee-based services	1,210	13,971	—	7,687	22,868
Cost reimbursements	—	17,044	—	—	17,044
Selling, general and administrative expenses	72,196	—	18,128	(110)	90,214
Mortgage servicing expense	1,380	—	—	(1,380)	—
Interest expense	5,262	—	4,244	—	9,506
Total costs and expenses	91,583	31,015	22,372	(1,490)	143,480
Income (loss) before non-controlling
interest and provision for income taxes	$29,595	$12,869	$(20,292)	$—	$22,172

Add: Depreciation and amortization	1,536	365
Segment Adjusted EBITDA (1)	$31,131	$13,234

(1) See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA including, how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

13. Subsequent Events

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the U.S. economy generally and in the travel, hospitality and vacation ownership industries in particular. The impacts of the pandemic have included, among other things, government ordered travel restrictions and restrictions on business operations. Some of our Club and Club Associate Resorts were closed in accordance with government mandates and advisories. As a result, we temporarily closed all of our VOI sales centers, our retail marketing operations at Bass Pro Shops, Cabela’s stores and outlet malls and our Choice Hotels call transfer program.  In connection with these closures and the impact on our operations, we took steps to mitigate our costs, including a reduction in workforce of over 970 positions and placed another 3,700 of our associates on temporary furlough and reduced work hours.  We also suspended the payment of regular quarterly dividends, reduced our new inventory acquisition and development expenditures and drew down $60 million under our lines-of-credit and various receivable backed facilities. We will continue to monitor the course of the COVID-19 pandemic and plan to pursue the reopening of our resorts on May 16, 2020 and VOI sales centers and marketing operations beginning in June 2020 on a phased schedule subject to the restrictions of applicable government orders and the safety of our owners, guests and employees. Sustained adverse impact on our revenues, net income or other operating results due to the COVID-19 pandemic could result in failures to comply with various loan covenants in our outstanding indebtedness. While there is no assurance that we will be successful, we will seek waivers from our lenders where necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to our future financial performance, our business prospects, strategy and relationships, our anticipated financial position, liquidity and capital needs, economic and industry conditions and their impact on our business and future financial performance, and other similar matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others:

•adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•risks relating to public health issues, including in particular the COVID-19 pandemic and the effects of the pandemic. These include required resort closures, travel and business restrictions, volatility in the international and national economy and credit markets, worker absenteeism, quarantines and other health-related restrictions; the length and severity of the COVID-19 pandemic and our ability to successfully resume full business operations thereafter; governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic and the duration thereof, which is uncertain and will impact our ability to fully utilize resorts and re-open sales centers and other marketing activities; the pace of recovery following the COVID-19 pandemic; competitive conditions; our liquidity and the availability of capital; our ability to successfully implement our strategic plans and initiatives to navigate the COVID-19 pandemic; risks that our current or future marketing alliances may not be available to us in the future; risks that default rates may increase and exceed the Company’s expectations; risks related to our indebtedness, including the potential for accelerated maturities and debt covenant violations; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on our ability to pay dividends, including the risk that future dividends may not be paid at historical rates or at all; the impact of the CARES Act and our ability to obtain certain of the relief provided thereof; the impact of the COVID-19 pandemic on consumers, including their income, their level of discretionary spending both during and after the pandemic, and their views towards travel and the vacation ownership industries; the risk that our resort management fees and finance operations may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all;

•adverse changes to, expirations or terminations of, or interruptions in, business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances, and the risk that our business relationship with Bass Pro under the revised terms of our marketing agreement and our relationship with Choice Hotels may not be as profitable as anticipated, or at all, or otherwise result in the benefits anticipated;

•the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•decreased demand from prospective purchasers of vacation ownership interests (“VOIs”);

•our ability to maintain inventory of VOIs for sale;

•the availability of financing and our ability to sell, securitize or borrow against our consumer loans at acceptable terms;

•adverse events or trends in vacation destinations and regions where the resorts in our network are located, including weather-related events;

•our indebtedness may impact our financial condition and results of operations, and the terms of our indebtedness may limit, among other things, our activities and ability to pay dividends, and we may not comply with the terms of our indebtedness;

•changes in our senior management;

•our ability to comply with regulations applicable to the vacation ownership industry or our other activities, and the costs of compliance efforts or a failure to comply;

•our ability to successfully implement our market strategies and plans and the impact they may have on our results and financial conditions, including that any increase in our efforts to increase our VOI sales may not be successful and may impact our cash flow;

•our ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives;

•our ability to offer or further enhance the Vacation Club experience for our Vacation Club owners and risks related to our efforts and expenses in connection therewith, including that expenses may be greater than anticipated;

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

•risks associated with legal proceedings and regulatory proceedings, examinations or audits of our operations, including claims of noncompliance with applicable regulations or for development related defects, and the impact they may have on our financial condition and operating results;

•audits of our or our subsidiaries’ tax returns, including that they may result in the imposition of additional taxes;

•environmental liabilities, including claims with respect to mold or hazardous or toxic substances, and their impact on our financial condition and operating results;

•risks that public health issues and natural disasters, including hurricanes, earthquakes, fires, floods and windstorms may adversely impact our business and operating results, including due to any damage to physical assets or interruption of access to physical assets or operations resulting therefrom, and the frequency and severity of natural disasters may increase due to climate change or other factors;

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

•the impact on our consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards; and

•other risks and uncertainties inherent to our business, the vacation ownership industry and ownership of our common stock, including those discussed in the “Risk Factors” section of, and elsewhere in, our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies, see “Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to us.

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 221,000 owners in our Vacation Club have the flexibility to stay at units available at our resorts and have access to over 11,350 other hotels and resorts through partnerships and exchange networks. We also have a sales and marketing platform supported by marketing relationships, such as with Bass Pro and Choice Hotels. These marketing relationships have historically generated sales within our core demographic.

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, government ordered travel restrictions and restrictions on business operations, including required resort closures. On March 23, 2020 we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops, Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of our Club and Club Associate Resorts were closed in accordance with government mandates and advisories. We are currently developing a plan to reopen these operations including accepting guests as of May 16 and VOI sales centers and marketing operations beginning June 2020 on a phased schedule. Prior to the COVID-19 pandemic, the Company started the year off strong and with system-side sales of vacation ownership interests up 16.5% through February 29, 2020.

As a result of the effect of the pandemic, we implemented several cost mitigating activities, including a reduction in workforce of over 970 positions and placed another 3,700 of our associates on temporary furlough and reduced work hours. As of March 31, 2020, as a result of the effect of the COVID-19 pandemic, we incurred $2.5 million in severance and $0.8 million of payroll expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses on our unaudited consolidated statement of operations for the three months ended March 31, 2020.

As a precautionary measure designed to provide us with additional liquidity, we drew down $60 million under our lines-of-credit and pledged or sold receivables under our various receivable backed facilities to increase our cash position. We also suspended our quarterly cash dividends on our common stock. We continue to actively pursue additional credit facility capacity, capital market transactions, and other alternatives and we hope that the steps we are taking will provide us with sufficient available cash for a sustained period of time. In addition, while there is no assurance this will be the case, we expect that our resorts management and finance operations will continue to generate recurring cash sources of income. For more detailed information see “Liquidity and Capital Resources” below.

We have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. GAAP requires that we reduce sales of VOIs by our estimate of uncollectible VOI notes receivable. The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. While the impact of the COVID- 19 pandemic through March 31, 2020 was not yet reflected in our default or delinquency rates, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, we recorded an additional allowance for loan losses of $12 million as of March 31, 2020, which includes our estimate of customer defaults as a result of the COVID – 19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the note receivable and FICO scores of the customers.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic in order to provide for economic support and stimulus. We will continue to review the relevant provisions of the CARES Act and intend to take advantage of certain provisions, including, but not limited to, the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits.

VOI Sales and Financing

Our primary business is the marketing and selling of deeded VOIs, developed either by us or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at 11,350 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, we began selling VOIs on behalf of third-party developers and successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a mix of developed and capital-light inventory as determined by management to be appropriate from time to time based on market factors, economic conditions, available cash, and other conditions. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. Fee-Based Sales comprised 45% and 52% of system-wide sales of VOIs during the three months ended March 31, 2020 and 2019, respectively. We expect this rate to continue to decrease upon the reopening of VOI sales centers planned to begin in June 2020 as we intend to focus on selling Bluegreen owned inventory, including developed VOI inventory. However, we intend to remain flexible with respect to our sales of the different categories of our VOI inventory based on economic conditions, business initiatives and other considerations, and accordingly these trends may differ from current expectations. In conjunction with our VOI sales, we also generate interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of March 31, 2020, the weighted-average interest rate on our VOI notes receivable was 14.8%. In addition, we earn fees for various other services, including title and escrow services in connection with the closing of VOI sales, and we generate fees for mortgage servicing. As described in further detail above, on March 23, 2020, we temporarily closed all of our VOI sales centers and took other actions in response to the COVID-19 pandemic.

Resort Operations and Club Management

We enter into management agreements with the HOAs that maintain most of the resorts in our Vacation Club and earn fees for providing management services to those HOAs and our approximately 221,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts generally yield recurring cash flows and do not have the traditional risks associated with hotel management contracts that are generally linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. In addition to resort and club management services, we earn fees for various other services that generally produce recurring, predictable and long term-revenue, including construction management services for third-party developers. As described in further detail above, some of our Club and Club Associate Resorts were closed during March 2020 in accordance with government mandates and advisories.

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

Other Fee-Based Services. Represents revenue earned from various other services that generally produce recurring, predictable and long-term revenue, such as title services.

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

Financing Expense. Represents financing interest expense related to our receivable-backed debt, amortization of the related debt issuance costs and expenses incurred in providing financing and servicing loans, including administrative costs associated with mortgage servicing activities for our loans and the loans of certain third-party developers. Mortgage servicing activities include, amongst other things, payment processing, reporting and collection services.

Resort Operations and Club Management Expense. Represents costs incurred to manage resorts and the Vacation Club, including payroll and related costs and other administrative costs to the extent not reimbursed by the Vacation Club or HOAs.

General and Administrative Expense. Primarily represents compensation expense for personnel supporting our business and operations, severance payments, professional fees (including consulting, audit and legal fees), and administrative and related expenses.

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

Sale to Tour Conversion Ratio. Represents the rate at which guest tours are converted to sales of VOIs and is calculated by dividing guest tours by the number of VOI sales transactions.

Average Sales Volume Per Guest (“VPG”). Represents the sales attributable to tours at our sales locations and is calculated by dividing VOI sales by guest tours. We consider VPG to be an important operating measure because it measures the effectiveness of our sales process, combining the average transaction price with the sale-to-tour conversion ratio.

Adjusted EBITDA. We define Adjusted EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes, loss (gain) on assets held for sale, depreciation and amortization, amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which we own a 51% interest), and items that we believe are not representative of ongoing operating results, including charges severance plus incremental costs associated with COVID-19. For purposes of the Adjusted EBITDA calculation for each period presented, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the operations of our business.

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

Results of Operations

Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

We consider Segment Adjusted EBITDA in connection with our evaluation of the operating performance of our business segments as described in Note 12: Segment Reporting to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. See above for a discussion of our definition of Adjusted EBITDA, how management uses it to manage our business and material limitations on its usefulness. The following tables set forth Segment Adjusted EBITDA, total Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Adjusted EBITDA - sales of VOIs and financing	$13,376	$31,131
Adjusted EBITDA - resort operations and club management	14,588	13,234
Total Segment Adjusted EBITDA	27,964	44,365
Less: Corporate and other	(16,979)	(18,168)
Total Adjusted EBITDA	$10,985	$26,197

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Net income attributable to shareholders	$201	$15,153
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	736	1,716
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(906)	(1,781)
(Gain) loss on assets held for sale	(44)	9
Add: Depreciation and amortization	3,899	3,365
Less: Interest income (other than interest earned on VOI notes receivable)	(1,718)	(1,846)
Add: Interest expense - corporate and other	4,154	4,244
Add: Franchise taxes	17	34
Add: Provision for income taxes	44	5,303
Add: Severance	4,496	—
Add: COVID-19 incremental costs	106	—
Total Adjusted EBITDA	$10,985	$26,197

The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Gross sales of VOIs	$75,481	$62,884
Add: Fee-Based sales	61,908	66,794
System-wide sales of VOIs	$137,389	$129,678

	As of and for the Three Months Ended March 31,
	2020	2019
Other Financial Data:
(in thousands)
System-wide sales of VOIs	$137,389	$129,678
Total Adjusted EBITDA	$10,985	$26,197
Adjusted EBITDA - sales of VOIs and financing	$13,376	$31,131
Adjusted EBITDA - resort operations
and club management	$14,588	$13,234
Number of Bluegreen Vacation Club /
Vacation Club Associate resorts
at period end	68	69
Total number of sale transactions	8,686	8,243
Average sales volume per guest	$3,390	$2,705

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019

Sales of VOIs and Financing

	For the Three Months Ended March 31,
	2020		2019
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$87,577	64%	$68,153	53%
Secondary Market sales	67,916	49	59,153	45
Fee-Based sales	61,908	45	66,794	52
JIT sales	3,100	2	2,234	2
Less: Equity trade allowances (6)	(83,112)	(60)	(66,656)	(52)
System-wide sales of VOIs	137,389	100%	129,678	100%
Less: Fee-Based sales	(61,908)	(45)	(66,794)	(52)
Gross sales of VOIs	75,481	55	62,884	48
Provision for loan losses (2)	(30,353)	(40)	(11,153)	(18)
Sales of VOIs	45,128	33	51,731	40
Cost of VOIs sold (3)	(4,099)	(9)	(3,848)	(7)
Gross profit (3)	41,029	91	47,883	93
Fee-Based sales commission revenue (4)	41,365	67	45,212	68
Financing revenue, net of financing expense	15,659	11	14,865	11
Other fee-based services - title operations, net	1,253	1	1,518	1
Net carrying cost of VOI inventory	(7,914)	(6)	(7,687)	(6)
Selling and marketing expenses	(74,140)	(54)	(65,222)	(50)
General and administrative expenses - sales and marketing	(7,998)	(6)	(6,974)	(5)
Operating profit - sales of VOIs and financing	9,254	7%	29,595	23%
Add: Depreciation and amortization	1,559		1,536
Add: Severance	2,563		—
Adjusted EBITDA - sales of VOIs and financing	$13,376		$31,131

(1)Developed VOI sales represent sales of VOIs acquired or developed by us. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

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

Sales of VOIs. Sales of VOIs were $45.1 million and $51.7 million during the three months ended March 31, 2020 and 2019, respectively. Sales of VOIs were impacted by the factors described below in system-wide sales of VOIs. Gross sales of VOIs were reduced by $30.4 million and $11.2 million during the three months ended March 31, 2020 and 2019, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing and newly originated loans. Our provision for loan losses as a percentage of gross sales of VOIs was 40% and 18% during the three months ended March 31, 2020 and 2019, respectively. The percentage of our sales which were realized in cash within 30 days from sale was 43% during the three months ended March 31, 2020 and 44% during the three months ended March 31, 2019.

While the impact of COVID- 19 pandemic on our borrowers had not yet been reflected in our default or delinquency rates as of March 31, 2020, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, as of March 31, 2020, we recorded an additional allowance for loan losses of $12.0 million, which includes our estimate of customer defaults as a result of the COVID – 19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. In addition to the COVID-19 pandemic impact discussed above, the provision for loan losses was impacted by an increase in the average annual default rates, which we believe was due in large part to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters in the 2020 period increased 51.9% compared to the same period of 2019. See Note 9: Commitments and Contingencies to our unaudited consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions we have taken by us in connection with such letters. The impact of the COVID-19 pandemic is highly uncertain. As a result, actual defaults may differ from our estimates and the allowance for loan losses may not prove to be adequate.

In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended March 31,
	2020	2019

Average annual default rates	9.31%	8.18%

	As of March 31,
	2020	2019

Delinquency rates	3.19%	2.89%

System-wide sales of VOIs. System-wide sales of VOIs were $137.4 million and $129.7 million during the three months ended March 31, 2020 and 2019, respectively. System-wide sales of VOIs increased during the three months ended March 31, 2020 compared to the comparable period in 2019 due to an increase in the sale-to-tour conversion ratio and higher average sales volume per guest. Prior to the COVID-19 pandemic, the Company started the year off strong and with system-side sales of vacation ownership interests up 16.5% through February 29, 2020. The closures of all marketing operations and VOI sales centers as a result of the COVID-19 pandemic is expected to significantly impact system-wide sales of VOIs during the remainder of 2020, however the actual impact, including the extent and duration of the impact, cannot be predicted at this time.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. We manage which VOIs are sold based on several factors, including the needs of fee-based clients, our debt service requirements and default resale requirements under term securitizations and similar transactions. These factors and business initiatives contribute to fluctuations in the amount of sales by category from period to period. Fee-Based Sales comprised 45% and 52% of system-wide sales of VOIs during the three months ended March 31, 2020 and 2019, respectively. We expect this rate to continue to decrease upon the reopening of VOI sales centers planned to begin June 2020 as we intend to focus on selling Bluegreen owned inventory, including developed VOI inventory. However, we intend to remain flexible with respect to our sales of the different categories of our VOI inventory based on economic conditions, business initiatives and other considerations, and accordingly these trends may differ from current expectations.

The following table sets forth certain information for system-wide sales of VOIs for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019	Change
(dollars in thousands)
Number of sales offices at period-end (1)	26	26	—%
Number of active sales arrangements with third-party clients at period-end	15	15	—%
Total number of VOI sales transactions	8,686	8,243	5%
Average sales price per transaction	$15,873	$15,796	—%
Number of total guest tours	40,665	48,138	(16)%
Sale-to-tour conversion ratio– total marketing guests	21.4%	17.1%	430	bp
Number of new guest tours	22,136	28,064	(21)%
Sale-to-tour conversion ratio– new marketing guests	17.3%	13.9%	340	bp
Percentage of sales to existing owners	59.7%	56.9%	280	bp
Average sales volume per guest	$3,390	$2,705	25%

(1)As previously described, during the last week of March 2020 we temporarily closed all of our VOI sales centers in response to the COVID- 19 pandemic.

Cost of VOIs Sold. During the three months ended March 31, 2020 and 2019, cost of VOIs sold was $4.1 million and $3.8 million, respectively, and represented 9% and 7%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs increased during the three months ended March 31, 2020 as compared to March 31, 2019 period, primarily due the increase in the provision for loan losses as a result of the COVID-19 pandemic described above.

Fee-Based Sales Commission Revenue. During the three months ended March 31, 2020 and 2019, we sold $61.9 million and $66.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $41.4 million and $45.2 million, respectively, in connection with those sales. We earned an average sales and marketing commission of 67% and 68% during the three months ended March 31, 2020, and 2019, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of our fee-based service arrangements. The decrease in sales of third-party developer inventory on a commission basis during the 2020 period was due primarily to a decision to focus on sales of Bluegreen owned VOIs. The decrease in sales and marketing commissions as a percentage of fee-based sales for the 2020 period as compared to the 2019 period is primarily related to the mix of developer sales at higher commission rates in the 2019 period as well as higher reserves for early defaults in the 2020 period, which we refund to the third-party developers in certain circumstances.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $20.1 million and $20.0 million during the three months ended March 31, 2020 and 2019, respectively, which was partially offset by interest expense on receivable-backed debt of $4.7 million and $5.3 million, respectively. The increase in finance revenue net of finance expense in the 2020 period as compared to the 2019 period is primarily due to lower outstanding receivable backed debt balances coupled with higher notes receivable balances. Revenues from mortgage servicing during the three months ended March 31, 2020 and 2019 of $1.6 million and $1.5 million, respectively, are included in financing revenue, net of mortgage servicing expenses of $1.4 million during each of the three months ended March 31, 2020 and 2019.

Other Fee-Based Services — Title Operations, net. During each of the three months ended March 31, 2020 and 2019, revenue from our title operations was $2.7 million, which was partially offset by expenses directly related to our title operations of $1.5 million in the 2020 period and $1.2 million in the 2019 period. Resort title fee revenue varies based on sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located.

Net Carrying Cost of VOI Inventory. The carrying cost of our inventory was $9.8 million and $9.3 million during the three months ended March 31, 2020 and 2019, respectively, which was partially offset by rental and sampler revenues of $1.9 million and $1.6 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to increased maintenance fees and developer subsidies associated with our increase in VOI inventory partially offset by increased rentals of developer inventory. In certain circumstances, we offset marketing costs by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $74.1 million and $65.2 million during the three months ended March 31, 2020 and 2019, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 54% during the three months ended March 31, 2020 from 50% during the three months ended March 31, 2019, primarily attributable to higher costs per guest tour, higher fees to Bass Pro as well as a change in the timing of expense recognition under the settlement agreement with Bass Pro discussed below, additional costs related to our marketing operations in 21 new Cabela’s stores and additional costs associated with the COVID-19 pandemic.

As previously described, due to the COVID- 19 pandemic, on March 23, 2020 we temporarily closed all of our marketing operations and VOI sales centers. Further, we implemented several cost mitigating activities including terminating certain marketing employees and placing a significant number of our sales, sales support and corporate associates on temporary furlough and reduced work hours. As of March 31, 2020, we had incurred $1.9 million in severance and $0.7 million of payroll expenses relating to sales and marketing employees on temporary furlough or reduced work hours as a result of the impact of the COVID-19 pandemic.

Our agreement with Bass Pro previously provided for the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels.  As previously disclosed, pursuant to the settlement agreement and amended marketing arrangement with Bass Pro, the settlement payment and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement.  If our amended agreement with Bass Pro does not generate a sufficient number of prospects and leads or is terminated or limited, we may not be able to successfully market and sell our products and services at anticipated levels or at levels required in order to offset the costs associated with our marketing efforts.   In addition, the amended arrangement with Bass Pro is expected to result in an annual 9% increase in our marketing costs as a percentage of sales from the program, based on increases in program fixed costs and anticipated VOI sales volumes from this marketing channel.  Should our VOI sales volumes be below expectations, the increase in cost of this marketing program would adversely impact our results of operations and cash flow.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $8.0 million and $7.0 million during the three months ended March 31, 2020 and 2019, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 6% and 5% during the three months ended March 31, 2020 and 2019, respectively.

Resort Operations and Club Management

	For the Three Months Ended March 31,
(dollars in thousands)	2020		2019
Resort operations and club management revenue	$45,711		$43,884
Resort operations and club management expense	(32,447)		(31,015)
Operating profit - resort operations and club management	13,264	29%	12,869	29%
Add: Depreciation and amortization	190		365
Add: Severance	1,134		—
Adjusted EBITDA - resort operations and club management	$14,588		$13,234

Resort Operations and Club Management Revenue. Resort operations and club management revenue increased 4% during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Cost reimbursement revenue, which primarily consists of payroll and payroll related expenses for management of the HOAs and other services we provide where we are the employer, increased 12% during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Net of cost reimbursement revenue, resort operations and club management revenues decreased 1% during the three months March 31, 2020 as compared to three months ended March 31, 2019 primarily as a result of lower retail operations and lower third-party rental commissions due to lower occupancy as a result of the COVID-19 pandemic. We managed 49 resort properties as of both March 31, 2020 and March 31, 2019.

Resort Operations and Club Management Expense. During the three months ended March 31, 2020, resort operations and club management expense increased 5% compared to three months ended March 31, 2019. This increase was primarily due to higher reimbursement costs in the 2020 period as compared to the 2019 period.

Corporate and Other

	For the Three Months Ended March 31,
(dollars in thousands)	2020	2019
General and administrative expenses - corporate and other	$(19,234)	$(17,983)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(906)	(1,781)
Other income, net	133	89
Franchise taxes	17	34
(Gain) loss on assets held for sale	(44)	9
Add: Depreciation and amortization	2,150	1,464
Add: Severance	799	—
Add: COVID-19 incremental costs	106	—
Adjusted EBITDA - Corporate and other	$(16,979)	$(18,168)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $19.2 million and $18.0 million during the three months ended March 31, 2020 and 2019, respectively. The increase in the 2020 period was primarily due to approximately $0.8 million in increased severance costs, of which $0.2 million was due to severance related to cost mitigation efforts attributable to the COVID-19 pandemic.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51% owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is

the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $0.9 million and $1.8 million during the three months ended March 31, 2020 and 2019, respectively.

Interest Expense.  Interest expense not related to receivable-backed debt was $4.2 million during both of the three months ended March 31, 2020 and 2019.

Provision for Income Taxes. Our effective income tax rate was approximately 18% and 26% during the three months ended March 31, 2020 and 2019, respectively. Effective income tax rates for interim periods are based upon our current estimated annual rate. Our effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. As such, our effective income tax rate for the three months ended March 31, 2020 reflects our current estimate of the effect of the COVID-19 pandemic on our 2020 annual taxable earnings, state taxes, non-deductible items and changes in valuation allowances on deferred tax assets. For further information, see Note 10: Income Taxes to our unaudited Consolidated Financial Statements included in Item 1 of this report.

Changes in Financial Condition

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2020	2019

Net cash (used in) provided by operating activities	$(13,826)	$10,942
Net cash used in investing activities	(2,819)	(7,507)
Net cash provided by (used in) financing activities	52,614	(42,409)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$35,969	$(38,974)

Cash Flows from Operating Activities

Our operating cash flow decreased $24.8 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due primarily to decreased net income, the $4.0 million payment made to Bass Pro in January 2020 pursuant to the settlement agreement entered into in June 2019, an increase in the amount and changes in timing of certain incentive bonuses paid to certain associates during the 2020 period compared to the 2019 period and decreases in escrow deposits from customers reflecting the closure of VOI sales centers resulting from the COVID-19 pandemic. These decreases were partially offset by a reduction in income tax payments and $3.5 million in decreased spending on the acquisition and development of inventory during the 2020 period as compared to the 2019 period.

Cash Flows from Investing Activities

Cash used in investing activities decreased $4.7 million during the three months ended March 31, 2020 compared to the same period in 2019, reflecting decreased expenditures for property and equipment in the 2020 period.

Cash Flows from Financing Activities

Cash provided by financing activities increased $95.0 million during the three months ended March 31, 2020 compared to the same period of 2019, primarily due to the $80.0 million increase in net borrowings on lines-of-credit and notes payable, including, $60 million in borrowings on our lines-of-credit and various receivable backed facilities to increase our cash position in connection with the COVID-19 pandemic in an effort to ensure adequate liquidity for a sustained period. Additionally, dividend payments decreased by $3.0 million during the 2020 period as compared to the 2019 period. These increases in cash provided by financing activities during the 2020 period compared to the

2019 period were partially offset by $11.7 million of repurchases of our common stock in a private transaction during the 2020 period.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

We have historically, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Due to consumer travel patterns, we typically have seen more tours and experience higher VOI sales during the second and third quarters. However, due to the closures of all marketing operations and VOI sales centers as a result of the COVID-19 pandemic, we anticipate significantly decreased sales of VOIs in the second and third quarters of 2020 as compared to the same quarters in prior years.

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

While the vacation business has historically been capital intensive and we may from time to time pursue transactions or activities which may require significant capital investment and adversely impact cash flows, we have generally sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting our capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require less up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through secondary market or JIT arrangements. We consider free cash flow to be a measure of cash generated by operating activities that can be used for future investing and financing activities, however, there is no assurance that we will generate free cash flow or that any generated will be used for such purposes.

The COVID-19 pandemic has been and continues to be an unprecedented disruption in the economy and the timeshare industry due to government ordered travel restrictions and restrictions on business operations. While we are currently developing plans to reopen VOI sales centers and marketing operations beginning June 2020, on March 23, 2020 we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops, Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. In connection with these actions, we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. We also implemented several mitigating activities in an attempt to better position our operations for the impact of the COVID-19 pandemic. We anticipate that as a result of these and other initiatives, our sales of VOIs for 2020 will be materially less than our 2019 sales of VOIs. We intend to continue to adjust our business to conditions as they change over the remainder of 2020. The ongoing goals of our mitigating activities are designed to preserve cash and reduce expenses by:

•Significantly reducing our workforce.

•Reducing overhead and increasing efficiency.

•Minimizing capital spending.

•Maintaining compliance under our outstanding indebtedness.

While there can be no assurance that these goals will be achieved, initial actions taken to date include the following:

•We temporarily ceased marketing programs.

•We reduced inventory acquisition and development expenditures.

•We implemented a reduction in workforce of over 970 positions and placed another 3,700 of our associates on temporary furlough and reduced work hours.

•In an effort to ensure adequate liquidity for a sustained period, we drew down $60 million under our lines-of-credit and various receivable backed facilities to increase our cash position.

•We suspended the payment of dividends

We have $20.8 million of required contractual obligations coming due within one year, as well as certain facilities for which the advance period will expire in 2020. While there is no assurance that we will be successful, we intend to seek renewal or extend our debt and we believe that the implementation of our mitigating activities will best position us to address these matters with our lenders.

The ability to sell and/or borrow against notes receivable from VOI buyers has been critical to our continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been critical to our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. We have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. While the impact of the COVID- 19 pandemic had not yet been reflected in our default or delinquency rates as of March 31, 2020, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, we recorded an additional allowance for loan losses of $12 million as of March 31, 2020, which includes our estimate of customer defaults as a result of the COVID – 19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including, but not limited to, the seasoning of the note receivable and FICO scores of the customers. The impact of the COVID-19 pandemic is rapidly changing and highly uncertain. Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, our allowance may not prove to be accurate and may be increased in future periods, which would adversely impact our operating results for those periods.

Further, the COVID-19 pandemic has resulted in instability and volatility in the financial markets. Our ability to borrow against or sell our VOI notes receivable has historically been a critical factor in our liquidity. If we are unable to renew credit facilities or obtain new credit facilities, our business, results of operations, liquidity, or financial condition may be materially, adversely impacted.

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOIs, although there is no assurance that these third party developers will be in a position to deliver that inventory in the future. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisitions of JIT and secondary market inventory during the remainder of 2020 is expected to be reduced to a range from $3.0 million to $5.0 million.

During the three months ended March 31, 2020, we paid a cash dividend of $0.13 per share on our common stock or $9.7 million in the aggregate. During the three months ended March 31, 2019, we paid a cash dividend of $0.17 per share on our common stock or $12.7 million in the aggregate. On April 22, 2020, our board of directors suspended quarterly cash dividends on our common stock due to the impact of the COVID-19 pandemic.

In April 2015, one of our wholly owned subsidiaries provided an $80.0 million loan to BBX Capital. Amounts outstanding bore interest at a rate of 6% per annum, until April 17, 2020, at which time the interest rate was reduced to 4% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at maturity. During March 2020, the loan was amended to extend the maturity date until April 17, 2021 and reduce the interest rate to 4% per annum, effective April 17, 2020, as described above. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us to remain in compliance with covenants under our outstanding indebtedness. During each of the three months ended March 31, 2020 and 2019, we recognized $1.2 million of interest income on the loan to BBX Capital.

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

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell our VOI notes receivable. As of March 31, 2020, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of March 31, 2020	Outstanding Balance as of March 31, 2020	Availability as of March 31, 2020	Advance Period Expiration; Borrowing Maturity as of March 31, 2020	Borrowing Rate; Rate as of March 31, 2020
Liberty Bank Facility	$50,000	$23,184	$26,816	June 2020; March 2023	Prime Rate; floor of 4.00%; 4.75%
NBA Receivables Facility	70,000	29,033	40,967	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%; 3.74%
Pacific Western Facility	40,000	28,256	11,744	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 3.87%
KeyBank/DZ Purchase Facility	80,000	60,899	19,101	December 2022; December 2024	30 day LIBOR or CP +2.25%; 3.29% (1)
Quorum Purchase Facility	50,000	39,092	10,908	December 2020; December 2032	(2)
	$290,000	$180,464	$109,536

(1)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. As described in further detail below, the interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(2)Of the amounts outstanding under the Quorum Purchase Facility at March 31, 2020, $2.7 million accrues interest at a rate per annum of 4.75%, $18.5 million accrues interest at a fixed rate of 4.95%, $1.5 million accrues interest at a fixed rate of 5.0%, $15.2 million accrues interest at a fixed rate of 5.10%, and $1.1 million accrues interest at a fixed rate of 5.50%.

Liberty Bank Facility. Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period through June 2020. The Liberty Bank Facility matures in March 2023. Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, during the revolving credit period of the facility. Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility. All borrowings outstanding under the facility bear interest at an annual rate equal to the Wall Street Journal (“WSJ”) Prime Rate, subject to a 4.00% floor. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity. On February 11, 2020, the Liberty Bank Facility was amended solely to extend the revolving credit period from March 12, 2020 to June 10, 2020.

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

KeyBank/DZ Purchase Facility. We have a VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which permits maximum outstanding financings of up to $80.0 million and provides for an advance rate of 80% with respect to VOI receivables securing amounts financed. On December 27, 2019, the KeyBank/DZ Purchase Facility was amended to extend the advance period to December 2022 from December 2019 and amend the interest rate on borrowings under the facility as described below. The KeyBank/DZ Purchase Facility will mature and all outstanding amounts will become due 24 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. Pursuant to the December 2019 amendment, the interest rate payable under the facility is the applicable index rate plus 2.25% until the expiration of the revolving advance period (a decrease from 2.75% prior to the amendment) and thereafter will equal the applicable index rate plus 3.25% (a decrease from 4.75% prior to the amendment). Subject to the terms of the facility, we will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On March 17, 2020, the Quorum Purchase Facility was amended to extend the advance period to December 2020 from June 2020. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by all parties. The maturity of the Quorum Purchase Facility is in December 2032. Of the amounts outstanding under the Quorum Purchase Facility at March 31, 2020, $2.7 million accrues interest at a rate per annum of 4.75%, $18.5 million accrues interest at a fixed rate of 4.95%, $1.5 million accrues interest at a fixed rate of 5.0%, $15.2 million accrues interest at a fixed rate of 5.10%, and $1.1 million accrues interest at a fixed rate of 5.50%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, we amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50%, depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. As of March 31, 2020, outstanding borrowings under the facility totaled $207.5 million, including $97.5 million under the Fifth Third Syndicated Term Loan with an interest rate of 3.61%, and $110.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 3.32%. As of March 31, 2020, we had $15.0 million available under the Fifth Third Syndicated Line of Credit.

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

The following table summarizes the contractual minimum principal and interest payments required on all of our outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of March 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$34,943	$106,430	$283,076	$(4,752)	$419,697
Lines-of-credit and notes payable	10,275	26,134	188,750	—	(1,374)	223,785
Jr. subordinated debentures (1)	—	—	—	110,827	—	110,827
Noncancelable operating leases (2)	6,495	10,355	4,773	11,543	—	33,166
Bass Pro Settlement (3)	4,000	8,000	4,000	—	—	16,000
Total contractual obligations	20,770	79,432	303,953	405,446	(6,126)	803,475

Interest Obligations (4)

Receivable-backed notes payable	15,706	29,977	26,787	76,254	—	148,724
Lines-of-credit and notes payable	7,798	14,209	9,753	—	—	31,760
Jr. subordinated debentures	7,122	14,243	14,243	77,459	—	113,067
Total contractual interest	30,626	58,429	50,783	153,713	—	293,551
Total contractual obligations	$51,396	$137,861	$354,736	$559,159	$(6,126)	$1,097,026

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $38.5 million.

(2)Amounts represent the cash payment for leases and includes interest of $9.6 million

(3)Amounts represent the $4 million annual cash payment to Bass Pro during each of 2021, 2022, 2023, 2024 and 2025 pursuant to the June 2019 settlement agreement and includes imputed interest of $2.7 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2020.

In December 2019, our President and Chief Executive Officer resigned. In connection with his resignation, we agreed to make payments totaling $3.5 million over a period of 18 months, $2.9 million of which remained payable as of March 31, 2020. Additionally, during 2019 we entered into certain agreements with other executives related to their separation from Bluegreen or change in position. Pursuant to the terms of these agreements, we agreed to make payments totaling $2.5 million through November 2020. As of March 31, 2020, $1.0 million remained payable under these agreements.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. We paid $1.9 million in subsidy payments in connection with these arrangements during each of the three months ended March 31, 2020 and 2019, which are included in cost of other fee-based services. As of March 31, 2020, we had $3.3 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited Consolidated Balance Sheet as of such date. As of December 31, 2019, we had no accrued liabilities for such subsidies.

We intend to use cash on hand and cash flow from operations, including cash received from the sale/pledge of VOI notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments required on contractual obligations. While there is no assurance that we will be successful, we believe that we will be successful in renewing certain debt facilities and/or obtaining extensions. Based on this and the actions implemented in an effort to mitigate the impact of the COVID-19 pandemic, we believe that we will be in a position to meet required debt payments when we expect them to be ultimately due, however there is no assurance that this will be the case.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of our ongoing business strategies, the ongoing availability of credit and the success of the actions we have taken in response to the COVID-19 pandemic. We will continue our efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. We may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that our efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be successful or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including debt service obligations. To the extent we are unable to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

Our receivables purchase facilities, credit facilities, indentures and other outstanding debt instruments include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, we may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit our ability to raise funds, sell receivables or satisfy or refinance our obligations, or otherwise adversely affect our financial condition and results of operations, as well as our ability to pay dividends. During April 2020, our board of directors suspended quarterly cash dividends on our common stock due to the impact of the COVID-19 pandemic. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond our control.

Pursuant to a settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, we agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that we are accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). We also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Subject to the terms and conditions of the settlement agreement, we will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2020, we paid $5.2 million for this fixed fee, of which $4.1 million was prepaid and is included in our unaudited consolidated balance sheet as of March 31, 2020. We had marketing operations at 21 Cabela’s stores at March 31, 2020 and are required to begin marketing operations in at least 25 more stores by December 31, 2020. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In March 2020 as a result of the COVID-19 pandemic, we temporarily closed our retail marketing operations at Bass Pro Shops and Cabela’s stores. We are currently developing a plan to reopen these operations.

Off-balance-sheet Arrangements

As of March 31, 2020, we did not have any “off-balance sheet” arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and risks relating to inflation and changing prices. In addition, instability or volatility in the financial markets which restricts the availability of credit, including in connection with COVID-19 pandemic, may adversely impact our ability to borrow against or sell our VOI receivables, which has historically been a critical factor in our liquidity as well as adversely impact our business, operating results, liquidity or financial condition. For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes in our material legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed in the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has had, and the current and uncertain future outlook of the pandemic may continue to have, a significant adverse effect on our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the U.S. economy and its rapid spread, as well as the escalating measures governments and private organizations have implemented in order to stem the spread of this pandemic, have had, and are expected to continue to have, a material adverse impact on our business, operating results and financial condition, including, without limitation, due to government ordered travel restrictions, restrictions on business operations, and stay at home orders and guidelines. Moreover, additional currently unknown restrictions or other events adversely impacting the vacation ownership industry may occur and the adverse effects of the COVID-19 pandemic on our business, operating results and financial condition may otherwise be lengthened or exacerbated.

On March 23, 2020 we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops, Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of Club and Club Associate resorts were closed due to government mandates and advisories.

In light of the pandemic and its impact on our business, we took several cost mitigating steps, including the following:

•we ceased marketing programs;

•we implemented a reduction in workforce of over 970 positions and placed another 3,700 of our associates on temporary furlough and reduced work hours; and

•in an effort to ensure adequate liquidity for a sustained period, we drew down $60 million under our lines-of-credit and various receivable backed facilities.

While these steps were implemented to mitigate the effects of the pandemic on our business, the measures themselves may have negative consequences with respect to our business and operations, including by reducing sales. In addition, the cost savings which we are seeking to achieve from these measures will not be recognized immediately and will not completely offset the decrease in revenues and other adverse impacts of the pandemic. Further, the increase in our debt position will, among other things, increase our vulnerability to adverse economic conditions and require us to meet significant debt service obligations.

In addition, we have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. While the impact of the COVID- 19 pandemic has not yet been reflected in our default or delinquency rates, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. As of March 31, 2020, we recorded an additional allowance for loan losses of $12 million, which includes our estimate of customer defaults as a result of the COVID – 19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including, but not limited to, the seasoning of the note receivable and FICO scores of the customers. The impact of the COVID-19 pandemic is rapidly changing and highly uncertain.

Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, our allowance may not prove to be accurate and may be increased in future periods, which will adversely impact our operating results for those periods.

Further, the COVID-19 pandemic has resulted in instability and volatility in the financial markets. Our ability to borrow against or sell our VOI notes receivable has historically been a critical factor in our liquidity. If we are unable to renew credit facilities or obtain new credit facilities, our business, results of operations, liquidity, or financial condition may be materially, adversely impacted.

Our operations could also be negatively affected further if our employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to governmental COVID-19 curfews or “shelter in place” health orders. Measures restricting the ability of employees to come to work may cause a further deterioration in our service or operations, all of which could negatively affect our business.

We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business. Furthermore, not only is the duration of the pandemic and combative measures unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future changes in the situation and what their impact may be on our business. At this time we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers' behavior, which may include, without limitation, continued or permanent decreases in discretionary spending and reductions in travel or vacation ownership stays or purchases, each of which would have a material adverse impact on our business, operating results and financial condition.

Item 2. Unrestricted Sales of Equity Securities and Use of Proceeds.

On November 26, 2018, our board of directors approved a share repurchase program which authorizes the repurchase of up to 3,000,000 shares of our common stock at an aggregate cost of up to $35.0 million. The repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. In March 2020, the Company purchased approximately 1.9 million shares of its common stock in a private transaction for $6.25 per share. The following table provides information concerning shares of our common stock repurchased during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1 - January 31, 2020	-	-	-	2,628,238
February 1 - February 29, 2020	-	-	-	2,628,238
March 1 - March 31, 2020	1,878,400	$6.25	1,878,400	749,838
Total	1,878,400	$6.25	1,878,400	749,838

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Exhibit is furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN VACATIONS CORPORATION

May 11, 2020	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer