Form 10-Q
period 2020-06-30
BLUEGREEN VACATIONS CORP
filed 2020-08-10
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 3, 2020, there were 72,484,293 shares of the registrant’s common stock, $.01 par value, outstanding.

BLUEGREEN VACATIONS CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$209,427	$190,009
Restricted cash ($16,372 and $22,534 in VIEs at June 30, 2020
and December 31, 2019, respectively)	24,829	49,637
Notes receivable	551,861	589,198
Less: Allowance for loan losses	(147,629)	(140,630)
Notes receivable, net ($288,358 and $292,590 in VIEs
at June 30, 2020 and December 31, 2019, respectively)	404,232	448,568
Inventory	350,270	346,937
Prepaid expenses	18,823	10,501
Other assets	28,633	52,731
Operating lease assets	20,834	20,858
Intangible assets, net	61,473	61,515
Loan to related party	80,000	80,000
Property and equipment, net	95,849	99,262
Total assets	$1,294,370	$1,360,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$12,641	$16,653
Accrued liabilities and other	67,297	103,948
Operating lease liabilities	22,325	22,124
Deferred income	13,783	18,074
Deferred income taxes	87,118	92,504
Receivable-backed notes payable - recourse	74,599	88,569
Receivable-backed notes payable - non-recourse (in VIEs)	325,206	334,246
Lines-of-credit and notes payable	181,908	146,160
Junior subordinated debentures	72,494	72,081
Total liabilities	857,371	894,359

Commitments and Contingencies - See Note 9

Shareholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 72,484,293
shares issued and outstanding at June 30, 2020 and 74,362,693 shares	725	744
issued and outstanding at December 31, 2019
Additional paid-in capital	257,812	269,534
Retained earnings	127,551	145,847
Total Bluegreen Vacations Corporation shareholders' equity	386,088	416,125
Non-controlling interest	50,911	49,534
Total shareholders' equity	436,999	465,659
Total liabilities and shareholders' equity	$1,294,370	$1,360,018

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Gross sales of VOIs	$10,900	$80,221	$86,381	$143,105
Estimated uncollectible VOI notes receivable	(1,846)	(11,919)	(32,199)	(23,072)
Sales of VOIs	9,054	68,302	54,182	120,033

Fee-based sales commission revenue	1,135	55,343	42,500	100,555
Other fee-based services revenue	26,413	30,703	55,727	60,271
Cost reimbursements	11,850	14,007	30,970	31,051
Interest income	20,108	21,875	41,974	43,883
Other income, net	273	1,993	406	2,082
Total revenue	68,833	192,223	225,759	357,875

Costs and expenses:
Cost of VOIs sold	1,038	10,572	5,137	14,420
Cost of other fee-based services	18,535	19,049	40,246	41,042
Cost reimbursements	11,850	14,007	30,970	31,051
Selling, general and administrative expenses	40,880	148,543	143,077	239,632
Interest expense	8,540	10,061	17,358	19,567
Total costs and expenses	80,843	202,232	236,788	345,712

(Loss) Income before non-controlling interest
and (benefit) provision for income taxes	(12,010)	(10,009)	(11,029)	12,163
(Benefit) provision for income taxes	(3,821)	(3,957)	(3,777)	1,346
Net (loss) income	(8,189)	(6,052)	(7,252)	10,817
Less: Net income attributable to non-controlling interest	641	5,131	1,377	6,847
Net (loss) income attributable to Bluegreen
Vacations Corporation shareholders	$(8,830)	$(11,183)	$(8,629)	$3,970

Comprehensive (loss) income attributable to
Bluegreen Vacations Corporation
shareholders	$(8,830)	$(11,183)	$(8,629)	$3,970

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(Loss) Earnings per share attributable to Bluegreen Vacations Corporation shareholders - Basic and diluted	$(0.12)	$(0.15)	$(0.12)	$0.05

Weighted average number of common shares outstanding:
Basic and diluted	72,485	74,446	73,275	74,446

Cash dividends declared per share	$—	$0.17	$0.13	$0.34

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,362,693	Balance at December 31, 2019	$465,659	$744	$269,534	$145,847	$49,534
—	Net income	937	—	—	201	736
—	Dividends to shareholders	(9,667)	—	—	(9,667)	—
(1,878,400)	Stock repurchase	(11,741)	(19)	(11,722)	—	—
72,484,293	Balance at March 31, 2020	445,188	725	257,812	136,381	50,270
—	Net loss	(8,189)	—	—	(8,830)	641
72,484,293	Balance at June 30, 2020	$436,999	$725	$257,812	$127,551	$50,911

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,445,923	Balance at December 31, 2018	$475,365	$744	$270,369	$158,641	$45,611
—	Net income	16,869	—	—	15,153	1,716
—	Dividends to shareholders	(12,655)	—	—	(12,655)	—
74,445,923	Balance at March 31, 2019	479,579	744	270,369	161,139	47,327
—	Net loss	(6,052)	—	—	(11,183)	5,131
—	Dividends to shareholders	(12,657)	—	—	(12,657)	—
74,445,923	Balance at June 30, 2019	$460,870	$744	$270,369	$137,299	$52,458

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net (loss) income	$(7,252)	$10,817
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	9,535	9,056
Loss (gain) on disposal of property and equipment	43	(1,945)
Provision for loan losses	32,199	23,072
Benefit for deferred income taxes	(5,386)	(10,041)
Changes in operating assets and liabilities:
Notes receivable	12,137	(24,905)
Prepaid expenses and other assets	15,783	(11,528)
Inventory	(3,333)	(8,071)
Accounts payable, accrued liabilities and other, and
deferred income	(44,729)	25,157
Net cash provided by operating activities	8,997	11,612

Investing activities:
Purchases of property and equipment	(4,542)	(14,516)
Proceeds from sale of property and equipment	165	1,820
Net cash used in investing activities	(4,377)	(12,696)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	42,418	45,095
Payments on borrowings collateralized by notes receivable	(66,115)	(66,769)
Proceeds from borrowings collateralized
by line-of-credit facilities and notes payable	80,000	20,386
Payments under line-of-credit facilities and notes payable	(44,324)	(17,407)
Payments of debt issuance costs	(581)	(132)
Repurchase and retirement of common stock	(11,741)	—
Dividends paid	(9,667)	(25,312)
Net cash used in financing activities	(10,010)	(44,139)
Net decrease in cash and cash equivalents
and restricted cash	(5,390)	(45,223)
Cash, cash equivalents and restricted cash at beginning of period	239,646	273,134
Cash, cash equivalents and restricted cash at end of period	$234,256	$227,911

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended
	June 30,
	2020	2019

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$16,423	$16,871
Income taxes paid	$241	$14,357

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

In our opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates. Due to the unprecedented impact and potential current and future impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic and other factors, the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other future interim or annual periods. The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2020 (the “2019 Annual Report on Form 10-K”).

Our Business

We are a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through our points-based system, the approximately 219,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to almost 11,400 other hotels and resorts through partnerships and exchange networks. The resorts in which we market, sell or manage VOIs were either developed or acquired by us, or were developed and are owned by third parties. We earn fees for providing sales and marketing services to third party developers. We also earn fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, we provide financing to qualified VOI purchasers, which has historically generated significant interest income.

While we currently intend to increase our focus on sales of developed VOIs, we derive a significant portion of our revenue from our capital-light business model, which utilizes our expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Our capital-light business activities include sales of VOIs owned by third-party developers pursuant to which we are paid a commission (“fee-based sales”) and sales of VOIs that we purchase under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition, as described above, we provide other fee-based services, including resort management, mortgage servicing, title services and construction management, and generate income through financing provided to qualified VOI purchasers in connection with VOI sales.

All of our operations and activities have been materially adversely impacted by the COVID-19 pandemic as discussed further herein.

Impact of the COVID-9 Pandemic

The COVID-19 pandemic has caused and continues to cause, an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations including government guidance with respect to travel, public accommodations, social gatherings and related matters. The disruptions arising from the pandemic had a significant adverse impact on our financial condition and operations during the three and six months ended June 30, 2020.  The duration and severity of the pandemic and related disruptions, as well as the adverse impact on the economic and market conditions, are uncertain; however, given the nature of these circumstances, the adverse impact of the pandemic on our consolidated results of operations, cash flows and financial condition in 2020 has been, and is expected to continue to be, material.  Furthermore, the duration and the severity of the effects of the pandemic are uncertain and we cannot predict if or when our industry will return to pre-pandemic levels.

On March 23, 2020 we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020.  Further, some of our Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning mid-May 2020, we started the process of recommencing our sales and marketing operations and our closed resorts began to welcome guests as government mandates were lifted.  By June 30, 2020, 64 Bass Pro Shops and Cabela’s stores (out of the 89 that were open in March 2020) were open, we reactivated our Choice Hotels call transfer program, virtually all of our resorts were open, and 21 of our 26 VOI sales centers were open for sales to existing owners and one sale center was selling to new prospects.  As of July 31, 2020, 23 VOI sales centers were open for sales to existing owners, 17 of which were open for sales to new prospects.  System-wide sales of VOIs were $30.9 million in July 2020. In addition, as of July 31, 2020, we were marketing vacation packages at 85 Bass Pro and Cabela’s stores. However, increased COVID-19 cases in certain markets in July resulted in increases in cancelations of marketing guest stays (and consequently, new owner prospects) and it is impossible to predict whether this trend will continue or worsen or the extent of the adverse impact this may have on Bluegreen.

As a result of the effect of the pandemic, we implemented several cost mitigating activities beginning in March 2020, including reductions in workforce of over 1,600 positions and the placement of another approximate 3,200 of our associates on temporary furlough or reduced work hours.  As of June 30, 2020, approximately 2,300 associates had returned to work on a full-time basis. In July 2020, approximately 600 additional associates returned to work on a full-time basis for a total of approximately 4,250 full-time associates as of July 31, 2020 compared to approximately 6,050 full-time associates as of July 31, 2019.  However, as a result of the slowdown discussed above or otherwise, additional employees may be terminated or furloughed in the future.  As a result of the effect of the COVID-19 pandemic, during the three and six months ended June 30, 2020, we incurred $2.2 million and $6.7 million in severance, respectively, and $10.7 million and $11.6 million, respectively, of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in our unaudited consolidated statement of operations for the three and six months ended June 30, 2020. Also, in March 2020 we drew down $60 million under our lines-of-credit and pledged or sold receivables under our various receivable backed facilities to increase our cash position.  In June 2020, we repaid $40 million under our syndicated line-of-credit and amended the agreements to modify the definition of certain customary covenants.  We also suspended our regular quarterly cash dividends on our common stock.  As of June 30, 2020, our unrestricted cash balance was $209.4 million.

Principles of Consolidation and Basis of Presentation

Our unaudited consolidated financial statements include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, including Bluegreen/Big Cedar Vacations, LLC (a joint venture in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and our majority voting control of its management committee, (“Bluegreen/Big Cedar Vacations”), and variable interest entities (sometimes referred to herein as “VIEs”) of which we are the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidation (Topic 810). We do not consolidate the statutory business trusts formed by us to issue trust preferred securities as these entities represent VIEs in which we are not the primary beneficiary. The statutory business trusts are accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to the impact of COVID-19. Such changes could result in, among other adjustments, future impairments of intangibles and long-lived assets, incremental credit losses on VOI notes receivable, a decrease in the carrying amount of our tax assets, or an increase in other obligations as of the time of a relevant measurement event.

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

Accounting Standards Not Yet Adopted

The FASB has issued the following accounting pronouncement and guidance relevant to our operations which had not yet been adopted as of June 30, 2020:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although our VOIs notes receivable from our borrowers are not indexed to LIBOR, we currently have $110.8 million of LIBOR indexed junior subordinated debentures, $85.5 million of LIBOR indexed receivable-backed notes payable and lines of credit, and $183.2 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) that mature after 2021. Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. We are evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on our results of operations, liquidity and consolidated financial statements.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Sales of VOIs (1)	$9,054	$68,302	$54,182	$120,033
Fee-based sales commission revenue (1)	1,135	55,343	42,500	100,555
Resort and club management revenue (2)	24,224	25,603	49,253	51,039
Cost reimbursements (2)	11,850	14,007	30,970	31,051
Title fees and other (1)	1,349	3,040	4,072	5,768
Other revenue (2)	840	2,060	2,402	3,464
Revenue from customers	48,452	168,355	183,379	311,910
Interest income (3)	20,108	21,875	41,974	43,883
Other income, net	273	1,993	406	2,082
Total revenue	$68,833	$192,223	$225,759	$357,875

(1) Included in our Sales of VOIs and financing segment described in Note 12.

(2) Included in our Resort operations and club management segment described in Note 12.

(3) Interest income of $19.1 million and $19.9 million for three months ended June 30, 2020 and 2019, respectively, and $39.2 million and $39.9 million for the six months ended June 30, 2020 and 2019, respectively, is included in our Sales of VOIs and financing segment described in Note 12.

Please refer to Note 12: Segment Reporting below for additional information related to our segments.

4. Notes Receivable

The table below provides information relating to our notes receivable and our allowance for loan losses (dollars in thousands):

	As of
	June 30,	December 31,
	2020	2019
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$167,638	$203,872
VOI notes receivable - securitized	384,223	385,326
Gross VOI notes receivable	551,861	589,198
Allowance for loan losses - non-securitized	(51,764)	(47,894)
Allowance for loan losses - securitized	(95,865)	(92,736)
Allowance for loan losses	(147,629)	(140,630)
VOI notes receivable, net	$404,232	$448,568
Allowance as a % of VOI notes receivable	27%	24%

The weighted-average interest rate charged on our notes receivable secured by VOIs was 14.9% as of June 30, 2020 and December 31, 2019. All of our VOI loans bear interest at fixed rates. Our VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Allowance for Loan Losses

The activity in our allowance for loan losses was as follows (in thousands):

	For the Six Months Ended
	June 30,
	2020	2019
Balance, beginning of period	$140,630	$134,133
Provision for loan losses	32,199	23,072
Less: Write-offs of uncollectible receivables	(25,200)	(23,719)
Balance, end of period	$147,629	$133,486

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

While it is still too early to realize the full impact of COVID- 19 on our default or delinquency rates as of June 30, 2020, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, during the six months ended June 30, 2020, we recorded an additional allowance for loan losses of $12.0 million, which includes our estimate of customer defaults as a result of the COVID – 19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

Additional information about our VOI notes receivable by year of origination is as follows as of June 30, 2020 (in thousands):

	Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Total

701+	$29,419	$99,830	$66,310	$43,027	$32,118	$42,784	$313,488
601-700	13,504	50,438	39,403	28,705	26,256	41,312	199,618
<601 (1)	1,266	5,061	3,473	2,358	2,692	4,836	19,686
Other (2)	—	1,728	4,045	3,866	3,156	6,274	19,069
Total by FICO score	$44,189	$157,057	$113,231	$77,956	$64,222	$95,206	$551,861

Defaults	$35	$5,602	7,198	$4,990	$3,941	$3,434	$25,200
Allowance for loan loss	$11,137	$45,863	$31,939	$19,924	$18,662	$20,104	$147,629

Delinquency status:
Current	$43,501	$151,466	$106,788	$72,848	$60,126	$87,203	$521,932
31-60 days	311	1,430	1,117	894	652	723	5,127
61-90 days	197	1,437	1,213	775	683	826	5,131
Over 91 days (2)	180	2,724	4,113	3,439	2,761	6,454	19,671
Total	$44,189	$157,057	$113,231	$77,956	$64,222	$95,206	$551,861

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $12.1 million related to VOI notes receivable that, as of June 30, 2020, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination, were as follows:

As of

	June 30,	December 31,
	2020	2019
FICO Score
701+	59%	59%
601-700	37	37
<601(1)	4	4
Total	100%	100%

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

Our notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of June 30, 2020 and December 31, 2019, $19.7 million and $19.3 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days, our VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $4.7 million and $5.3 million as of June 30, 2020 and December 31, 2019, respectively, and is included within other assets in our unaudited consolidated balance sheets herein.

The following table shows the delinquency status of our VOI notes receivable as of June 30, 2020 and December 31, 2019 (in thousands):

	As of
	June 30,	December 31,
	2020	2019
Current	$521,932	$557,849
31-60 days	5,127	6,794
61-90 days	5,131	5,288
Over 91 days (1)	19,671	19,267
Total	$551,861	$589,198

(1)Includes $12.1 million and $10.6 million of VOI notes receivable as of June 30, 2020 and December 31, 2019, respectively, related to VOI notes receivable that as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

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

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of June 30, 2020, we were in compliance with all material terms under our securitization transactions, and no trigger events had occurred but there is no assurance that compliance will be maintained in the future.

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

Under the terms of certain of our VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions by us of defaulted notes for the six months ended June 30, 2020 and 2019 were $7.6 million and $4.5 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of
	June 30,	December 31,
	2020	2019

Restricted cash	$16,372	$22,534
Securitized notes receivable, net	288,358	292,590
Receivable backed notes payable - non-recourse	325,206	334,246

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	June 30,	December 31,
	2020	2019

Completed VOI units	$274,622	$269,847
Construction-in-progress	—	3,946
Real estate held for future development	75,648	73,144
Total	$350,270	$346,937

7. Debt

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders. Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of June 30, 2020 and December 31, 2019, was as follows (dollars in thousands):

	As of
	June 30, 2020			December 31, 2019
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

NBA Éilan Loan	16,996	4.75%	28,649	18,820	4.95%	31,259
Fifth Third Syndicated LOC	70,000	2.49%	86,753	30,000	3.85%	49,062
Fifth Third Syndicated Term	96,250	3.71%	119,285	98,750	3.71%	161,497
Unamortized debt issuance costs	(1,338)	—	—	(1,410)	—	—
Total	$181,908		$234,687	$146,160		$241,818

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. During March 2020, in an effort to ensure adequate liquidity for a sustained period due to the effect of the COVID-19 pandemic, we drew down $60 million under our line-of-credit. In June 2020, we repaid $40 million under our syndicated line-of-credit and amended the agreements to modify the definition of certain customary covenants. As of June 30, 2020, outstanding borrowings under the facility totaled $166.3 million, including $96.3 million under the Fifth Third Syndicated Term Loan with an interest rate of 3.71%, and $70.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.49%.

Except as described above, there were no new debt issuances or significant changes related to the above listed lines-of-credit or notes payable during the six ended months June 30, 2020. See Note 10 to our Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K for additional information regarding the lines-of-credit and notes payable.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of
	June 30, 2020			December 31, 2019
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility (1)	$21,663	4.00%	$26,630	$25,860	4.75%	$31,681
NBA Receivables Facility	26,484	3.50%	32,870	32,405	4.55%	39,787
Pacific Western Facility (1)	26,452	3.06%	32,747	30,304	4.68%	37,809
Total	74,599		92,247	88,569		109,277

Receivable-backed notes payable - non-recourse:
KeyBank/DZ Purchase Facility	$65,159	2.50%	$81,522	$31,708	3.99%	$39,448
Quorum Purchase Facility	36,759	4.75-5.50%	42,836	44,525	4.75-5.50%	49,981
2012 Term Securitization	6,093	2.94%	7,167	8,638	2.94%	9,878
2013 Term Securitization	14,811	3.20%	16,581	18,219	3.20%	19,995
2015 Term Securitization	26,426	3.02%	28,707	31,188	3.02%	33,765
2016 Term Securitization	40,897	3.35%	46,375	48,529	3.35%	54,067
2017 Term Securitization	57,641	3.12%	66,280	65,333	3.12%	74,219
2018 Term Securitization	81,858	4.02%	94,755	91,231	4.02%	103,974
Unamortized debt issuance costs	(4,438)	---	—	(5,125)	---	—
Total	325,206		384,223	334,246		385,327
Total receivable-backed debt	$399,805		$476,470	$422,815		$494,604

(1)Recourse on these facilities are each limited to $10 million, subject to certain exceptions.

Liberty Bank Facility. Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. On June 25, 2020, we amended the Liberty Bank Facility to extend the revolving credit period from June 2020 to June 2021, and the maturity from March 2023 to June 2024. In addition, the amendment decreased the advance rate with respect to Qualified Timeshare Loans from 85% to 80% of the unpaid principal balance of the Qualified Timeshare Loans by September 2020. The advance rate is 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. The amendment also reduced the maximum permitted outstanding borrowings from $50.0 million to $40.0 million, subject to the terms of the facility and commencing on July 1, 2020 decreased the interest rate to the Wall Street Journal (“WSJ”) Prime Rate minus 0.10% with a floor of 3.40% from the Prime Rate with a floor of 4.00%. In addition, recourse to Bluegreen under the restructured facility was reduced to $10 million, with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due at maturity.

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

Except as described above, there were no new debt issuances or significant changes related to the above listed facilities during the six months ended June 30, 2020. See Note 10 to our Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities.

Junior Subordinated Debentures

Financial data relating to our junior subordinated debentures was as follows (dollars in thousands):

Trust	Carrying Value as of June 30, 2020 (1)	Initial Equity In Trust (2)	Issue Date	Interest Rate	Interest Rate at June 30, 2020	Maturity Date	Carrying Value as of December 31, 2019 (1)

BST I	$15,146	$355	3/15/2005	3-month LIBOR + 4.90%	6.27%	3/30/2035	$15,059
BST II	16,957	401	5/4/2005	3-month LIBOR + 4.85%	5.61%	7/30/2035	16,862
BST III	6,860	164	5/10/2005	3-month LIBOR + 4.85%	5.61%	7/30/2035	6,823
BST IV	10,097	237	4/24/2006	3-month LIBOR + 4.85%	6.22%	6/30/2036	10,040
BST V	10,097	237	7/21/2006	3-month LIBOR + 4.85%	6.22%	9/30/2036	10,040
BST VI	13,337	311	2/26/2007	3-month LIBOR + 4.80%	5.56%	4/30/2037	13,257
	$72,494	$1,705					$72,081

(1)Outstanding balance is reduced by purchase accounting adjustments totaling $38.3 million and $38.7 million as of June 30, 2020 and December 31, 2019, respectively.

(2)Initial Equity in Trust is recorded as part of other assets in the unaudited Consolidated Balance Sheets.

As of June 30, 2020, we were in compliance with all financial debt covenants under our debt instruments. As of June 30, 2020, we had availability of approximately $158.5 million under our receivable-backed purchase and credit facilities, and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$209,427	$209,427	$190,009	$190,009
Restricted cash	24,829	24,829	49,637	49,637
Notes receivable, net	404,232	520,331	448,568	587,000
Lines-of-credit, notes payable, and receivable-
backed notes payable	581,713	569,600	568,975	589,300
Junior subordinated debentures	72,494	58,500	72,081	98,500

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

9. Commitments and Contingencies

Bluegreen Vacations Unlimited (“BVU”), our wholly owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of certain Bass Pro and Cabela’s retail locations and through other means. Pursuant to a settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20.0 million during June 2019 and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. In June 2019, we accrued for the net present value of the settlement, plus attorney’s fees and costs, totaling approximately $39.1 million. The first $4.0 million annual payment was made during January 2020. As of June 30, 2020, $14.3 million was accrued for the remaining payments required by the settlement agreement, which are included in accrued liabilities and other in the consolidated balance sheet as of June 30, 2020.

During both of the six months ended June 30, 2020 and 2019, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 10% of our VOI sales volume. In March 2020 as a result of the COVID-19 pandemic, we temporarily closed our retail marketing operations at Bass Pro Shops and Cabela’s stores. Beginning in mid-May 2020 we resumed our retail marketing operations at certain Bass Pro Shops and Cabela’s stores. By June 30, 2020, marketing operations at 49 Bass Pro Shops and 15 Cabela’s stores (out of the 89 total Bass Pro and Cabela’s stores that were open in March 2020) had reopened.

In December 2019, our then-serving President and Chief Executive Officer resigned. In connection with his resignation, we agreed to make payments to him or on his behalf totaling $3.5 million over a period of 18 months, $2.4 million of which remained payable as of June 30, 2020. Additionally, during 2019, we entered into certain agreements with other executives related to their separation from Bluegreen or change in position. Pursuant to the terms of these agreements, we agreed to make payments totaling $2.5 million through November 2020. As of June 30, 2020, $0.4 million remained payable under these agreements.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs.  During the six months ended June 30, 2020 and 2019, we paid $4.6 million and $4.8 million in subsidy payments in connection with these arrangements. As of June 30, 2020, we had $7.0 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited Consolidated Balance Sheet as of such date. As of December 31, 2019, we had no accrued liabilities for such subsidies.

In the ordinary course of business, we become subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or our other business activities. We are also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold by us on May 4, 2012. Additionally, from time to time in the ordinary course of business, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties, and we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. We take these matters seriously and attempt to resolve any such issues as they arise. We may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions we take or may be required to take or may be required to take as a result thereof.

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

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against us which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently, on October 15, 2019, the Court entered an order granting summary judgment in our favor and dismissed all claims. We have moved for reimbursement of our attorneys’ fees. Plaintiffs have appealed the summary judgment order.

On February 28, 2018, Oscar Hernandez and Estella Michael filed purported class action litigation in San Bernardino Superior Court against BVU.  The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs seek to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014.  In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. The parties have executed the settlement documents. It is expected that the court will approve the settlement and the dismissal of the lawsuit.

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

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiff seeks certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission (“FCC”) clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 7, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, and on June 26, 2020, the FCC also issued a favorable ruling. The case currently remains stayed.

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

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and have also asserted that we and our outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. We have moved to dismiss the action. We believe the lawsuit is without merit and intend to vigorously defend the action.

On July 7, 2020, Robert Barban and approximately 172 other plaintiffs filed an action against Bluegreen Resorts Management, Inc. (“BRM”) and Vacation Trust, Inc. (“VTI”) seeking an accounting, specifically: (i) a copy of the independent accounting firm’s report regarding a variety of VTI matters; and (ii) a copy of the management agreement between VTI and BRM. Plaintiffs further allege that the allocation system does not allow them to freely and easily use, occupy, and enjoy the accommodations and facilities. Finally, they allege that BRM has unreasonably escalated operating costs and that VTI failed to protect the plaintiffs from these costs. We intend to vigorously defend the action.

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the Telephone Consumer Protection Act (“TCPA”). Specifically, the named plaintiff alleges that he received at least nine (9) telemarketing calls from BVU while he was on the National Do Not Call Registry. He seeks to certify a class of similarly situated plaintiffs. We intend to vigorously defend the action.

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 9.5% in 2020. We also estimate that approximately 10.1% of the total delinquencies on our VOI notes receivable as of June 30, 2020 related to VOI notes receivable subject to this issue. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, we filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, we alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about us and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. We believe the consumers are paying fees to the TPEs in exchange for illusory services. We have asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. We have reached favorable settlements with the TPE principals and are negotiating a potential settlement with the bankruptcy trustee. The settlement includes findings of fact against the defendants regarding their business practices and a permanent injunction prohibiting the principals of the TPE from working again in the timeshare exit space.

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

Our effective income tax rate was approximately 30% and 25% during the six months ended June 30, 2020 and 2019, respectively. Effective income tax rates for interim periods are based upon our current estimated annual rate. Our effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. As such, our effective income tax rate for the six months ended June 30, 2020 reflects our current estimate of the COVID-19 pandemic on our 2020 annual taxable earnings, state taxes, non-deductible items and changes in valuation allowances on deferred tax assets.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of June 30, 2020, we evaluated the income tax provisions of the CARES Act and determined that they have no significant effect on either the June 30, 2020 tax rate or the computation of effective tax rate for the year ended December 31, 2020. However, we have taken advantage of the deferral of the employee portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. As of June 30, 2020, we recorded a tax withholding deferral of $2.0 million and employee retention tax credits of $6.9 million, which is included in selling, general and administrative expenses in our unaudited consolidated statements of operations for the three and six months ended June 30, 2020.

Certain of our state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

We are party to an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BBX Capital Corporation (“BBX Capital”), which owns approximately 93% of our outstanding common stock, and its other subsidiaries pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer. If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. Pursuant to this agreement, we paid BBX Capital or its affiliated entities $10.7 million and $13.0 million during the three and six months ended June 30, 2019, respectively. We did not make or receive any payments under the agreement during the three or six months ended June 30, 2020.

As of June 30, 2020, we did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

11. Related Party Transactions

BBX Capital may be deemed to be controlled by Alan B. Levan, Chairman and Chief Executive Officer of BBX Capital, and John E. Abdo, Vice Chairman of BBX Capital. Together, Messrs. Levan and Abdo may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 78% of BBX Capital’s total voting power. Mr. Levan was appointed our President and Chief Executive Officer effective January 1, 2020. During 2019, we accrued $2.0 million of compensation for Mr. Levan for the performance of certain services for us in a non-executive capacity, all of which was paid during March 2020. In addition, Raymond S. Lopez serves as our Chief Financial Officer and Chief Operating Officer and as BBX Capital’s Chief Financial Officer. Mr. Levan and Mr. Lopez receive compensation from us and BBX Capital for their respective services to us and to BBX Capital.

In April 2015, pursuant to a Loan Agreement and Promissory Note, our wholly owned subsidiary provided an $80.0 million loan to BBX Capital. Amounts outstanding bore interest at a rate of 6% per annum until March 2020 when the loan was amended to reduce the interest rate to 4% per annum effective April 2020. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable on April 17, 2021. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us or our subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the three months ended June 30, 2020 and 2019, we recognized $0.9 million and $1.2 million of interest income on the loan to BBX Capital, respectively. During the six months ended June 30, 2020 and 2019, we recognized $2.1 million and $2.4 million of interest income on the loan to BBX Capital, respectively. During July 2020, we declared a special cash dividend of $1.19 per share of our common stock, which is payable August 21, 2020 to shareholders of record as of the close of business on August 6, 2020. In connection with the declaration of the dividend we obtained an undertaking by BBX Capital that it will utilize the proceeds of this special cash dividend to repay the outstanding $80.0 million BBX Capital owes to Bluegreen.

We paid or reimbursed BBX Capital or its affiliated entities $0.3 million and $0.6 million during the three and six months ended June 30, 2020, respectively, and $0.5 and $0.9 million during the three and six months ended June 30, 2019, respectively, for management advisory, risk management, administrative and other services. We had accrued $0.4 million and $0.2 million for the services described above as of June 30, 2020 and December 31, 2019, respectively. BBX Capital or its affiliates paid or reimbursed us $0.1 million during the six months ended June 30, 2020 and $0.1 million during the three and six months ended June 30, 2019 for certain shared services. We did not receive any payments or reimbursements for shared services from BBX Capital or its affiliates during the three months ended June 30, 2020. As of both June 30, 2020 and December 31, 2019, $0.1 million was due to us from BBX Capital for these services.

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

Our Resort operations and club management segment includes our provision of management services activities for our Vacation Club and for a majority of the HOAs of the resorts within our Vacation Club. In connection with those services, we also provide club reservation services, services to owners and billing and collections services to our Vacation Club and certain HOAs. Additionally, we generate revenue within our resort operations and club management segment from our Traveler Plus program, food and beverage and other retail operations, our rental services activities, and management of construction activities for certain of our fee-based developer clients.

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

The table below sets forth our segment information for the three months ended June 30, 2020 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$9,054	$—	$—	$—	$9,054
Fee-based sales commission revenue	1,135	—	—	—	1,135
Other fee-based services revenue	1,349	25,064	—	—	26,413
Cost reimbursements	—	11,850	—	—	11,850
Mortgage servicing revenue	1,510	—	—	(1,510)	—
Interest income	19,061	—	1,047	—	20,108
Other income, net	—	—	273	—	273
Total revenue	32,109	36,914	1,320	(1,510)	68,833

Costs and expenses:

Cost of VOIs sold	1,038	—	—	—	1,038
Net carrying cost of VOI inventory	10,913	—	—	(10,913)	—
Cost of other fee-based services	719	6,903	—	10,913	18,535
Cost reimbursements	—	11,850	—	—	11,850
Selling, general and administrative expenses	32,329	—	9,115	(564)	40,880
Mortgage servicing expense	946	—	—	(946)	—
Interest expense	4,171	—	4,369	—	8,540
Total costs and expenses	50,116	18,753	13,484	(1,510)	80,843
(Loss) Income before non-controlling interest and (benefit) provision for income taxes	$(18,007)	$18,161	$(12,164)	$—	$(12,010)

Add: Depreciation and amortization	1,483	190
Add: Severance	1,206	99
Segment Adjusted EBITDA (1)	$(15,318)	$18,450

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the three months ended June 30, 2019 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$68,302	$—	$—	$—	$68,302
Fee-based sales commission revenue	55,343	—	—	—	55,343
Other fee-based services revenue	3,040	27,663	—	—	30,703
Cost reimbursements	—	14,007	—	—	14,007
Mortgage servicing revenue	1,544	—	—	(1,544)	—
Interest income	19,925	—	1,950	—	21,875
Other income, net	—	—	1,993	—	1,993
Total revenue	148,154	41,670	3,943	(1,544)	192,223

Costs and expenses:

Cost of VOIs sold	10,572	—	—	—	10,572
Net carrying cost of VOI inventory	5,288	—	—	(5,288)	—
Cost of other fee-based services	1,099	12,662	—	5,288	19,049
Cost reimbursements	—	14,007	—	—	14,007
Selling, general and administrative expenses	130,284	—	18,629	(370)	148,543
Mortgage servicing expense	1,174	—	—	(1,174)	—
Interest expense	5,070	—	4,991	—	10,061
Total costs and expenses	153,487	26,669	23,620	(1,544)	202,232
(Loss) Income before non-controlling interest and (benefit) provision for income taxes	$(5,333)	$15,001	$(19,677)	$—	$(10,009)

Add: Depreciation and amortization	1,534	364
Add: Bass Pro Settlement	39,121	—
Segment Adjusted EBITDA (1)	$35,322	$15,365

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the six months ended June 30, 2020 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$54,182	$—	$—	$—	$54,182
Fee-based sales commission revenue	42,500	—	—	—	42,500
Other fee-based services revenue	4,072	51,655	—	—	55,727
Cost reimbursements	—	30,970	—	—	30,970
Mortgage servicing revenue	3,105	—	—	(3,105)	—
Interest income	39,209	—	2,765	—	41,974
Other income, net	—	—	406	—	406
Total revenue	143,068	82,625	3,171	(3,105)	225,759

Costs and expenses:

Cost of VOIs sold	5,137	—	—	—	5,137
Net carrying cost of VOI inventory	18,827	—	—	(18,827)	—
Cost of other fee-based services	2,189	19,230	—	18,827	40,246
Cost reimbursements	—	30,970	—	—	30,970
Selling, general and administrative expenses	115,467	—	28,349	(739)	143,077
Mortgage servicing expense	2,366	—	—	(2,366)	—
Interest expense	8,835	—	8,523	—	17,358
Total costs and expenses	152,821	50,200	36,872	(3,105)	236,788
(Loss) Income before non-controlling interest and (benefit) provision for income taxes	$(9,753)	$32,425	$(33,701)	$—	$(11,029)

Add: Depreciation and amortization	3,042	380
Add: Severance	3,769	1,233
Segment Adjusted EBITDA (1)	$(2,942)	$34,038

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the six months ended June 30, 2019 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$120,033	$—	$—	$—	$120,033
Fee-based sales commission revenue	100,555	—	—	—	100,555
Other fee-based services revenue	5,768	54,503	—	—	60,271
Cost reimbursements	—	31,051	—	—	31,051
Mortgage servicing revenue	3,034	—	—	(3,034)	—
Interest income	39,942	—	3,941	—	43,883
Other income, net	—	—	2,082	—	2,082
Total revenue	269,332	85,554	6,023	(3,034)	357,875

Costs and expenses:

Cost of VOIs sold	14,420	—	—	—	14,420
Net carrying cost of VOI inventory	12,976	—	—	(12,976)	—
Cost of other fee-based services	2,309	25,757	—	12,976	41,042
Cost reimbursements	—	31,051	—	—	31,051
Selling, general and administrative expenses	203,355	—	36,757	(480)	239,632
Mortgage servicing expense	2,554	—	—	(2,554)	—
Interest expense	10,332	—	9,235	—	19,567
Total costs and expenses	245,946	56,808	45,992	(3,034)	345,712
Income (loss) before non-controlling interest and provision (benefit) for income taxes	$23,386	$28,746	$(39,969)	$—	$12,163

Add: Depreciation and amortization	3,070	730
Add: Bass Pro Settlement	39,121	—
Segment Adjusted EBITDA (1)	$65,577	$29,476

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

13. Subsequent Events

During July 2020, we declared a special cash dividend of $1.19 per share of our common stock, which is payable August 21, 2020 to shareholders of record as of the close of business on August 6, 2020. In connection with the declaration of the dividend we obtained an undertaking by BBX Capital that it will utilize the proceeds of this special cash dividend to repay the outstanding $80.0 million BBX Capital owes to Bluegreen.

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

•risks relating to public health issues, including in particular the COVID-19 pandemic and the effects of the pandemic. These include resort closures, travel and business restrictions, volatility in the international and national economy and credit markets, worker absenteeism, quarantines and other health-related restrictions; the length and severity of the COVID-19 pandemic and our ability to successfully resume full business operations thereafter; governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic and the duration thereof, which is uncertain and will impact our ability to fully utilize resorts, sales centers and other marketing activities; the pace of recovery following the COVID-19 pandemic; competitive conditions; our liquidity and the availability of capital; our ability to successfully implement our strategic plans and initiatives to navigate the COVID-19 pandemic; risks that our current or future marketing alliances may not be available to us in the future; risks that default rates may increase and exceed the Company’s expectations; risks related to our indebtedness, including the potential for accelerated maturities and debt covenant violations; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on consumers, including their income, their level of discretionary spending both during and after the pandemic, and their views towards travel and the vacation ownership industries; and the risk that our resort management fees and finance operations may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all;

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

•there are risks associated with our strategic partnerships and arrangements, including those with Bass Pro, Choice and others;

•the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•decreased demand from prospective purchasers of vacation ownership interests (“VOIs”);

•our ability to maintain inventory of VOIs for sale;

•the availability of financing, our ability to sell, securitize or borrow against our VOI notes receivable at acceptable terms; and our ability to successfully increase our credit facility capacity or enter into capital market transactions or other alternatives to provide for sufficient available cash for a sustained period of time;

•adverse events or trends in vacation destinations and regions where the resorts in our network are located, including weather-related events and adverse conditions related to the COVID-19 pandemic;

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

•our ability to successfully implement our market strategies and plans and the impact they may have on our results and financial condition, including that efforts to increase our VOI sales, to the extent pursued, may not be successful and may impact our cash flow;

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

•changes in our business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact our revenue, operating results and financial condition, and such expenses as well as our investments, including investments in new and expanded sales centers, and other sales and marketing initiatives, including screening methods and data driven analysis, may not achieve the desired results;

•technology and other changes and factors which may impact our telemarketing efforts, including new cell phone technologies that identify or block marketing calls;

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

•the updating of, and developments with respect to, technology, including the cost involved in updating our technology and the impact that any failure to keep pace with developments in technology could have on our operations or competitive position, and the risk that our information technology expenditures may not result in the expected benefits;

•the impact on our consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards; and

•other risks and uncertainties inherent to our business, the vacation ownership industry and ownership of our common stock, including those discussed in the “Risk Factors” section of, and elsewhere in, our Annual Report on Form 10-K for the year ended December 31, 2019 and the “Risk Factors” section of this Quarterly Report on Form 10-Q.

Terms Used in this Quarterly Report on Form 10-Q

Except as otherwise noted or where the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Bluegreen Vacations,” “Bluegreen,” “the Company,” “we,” “us” and “our” refer to Bluegreen Vacations Corporation, together with its consolidated subsidiaries.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussions of terms that are not recognized terms under generally accepted accounting principles in the United States (“GAAP”), and financial measures that are not calculated in accordance with GAAP, including system-wide sales of VOIs, guest tours, sale to tour conversion ratio, average sales volume per guest, Adjusted EBITDA, and Segment Adjusted EBITDA. Refer to “Key Business and Financial Metrics and Terms Used by Management” below for further discussion of these financial metrics. In addition, see “Results of Operations” below for a reconciliation of Adjusted EBITDA to net income and system-wide sales of VOIs to gross sales of VOIs, which in each case, is the most comparable GAAP financial measure.

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

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 219,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to nearly 11,400 other hotels and resorts through partnerships and exchange networks. We also have a sales and marketing platform supported by marketing relationships, such as with Bass Pro and Choice Hotels. These marketing relationships have historically generated sales within our core demographic.

The COVID-19 pandemic has caused and continues to cause, an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations including government guidance with respect to travel, public accommodations, social gatherings and related matters. On March 23, 2020 we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of our Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning mid-May 2020, we started the process of recommencing our sales and marketing operations and our closed resorts began to welcome guests as government mandates were lifted. By June 30, 2020, 64 Bass Pro Shops and Cabela’s stores (out of the 89 that were open in March 2020) were open, we reactivated our Choice Hotels call transfer program, virtually all of our resorts were open, and 21 of our 26 VOI sales centers were open for sales to existing owners and one sale center was selling to new prospects. As of July 31, 2020, 23 VOI sales centers were open for sales to existing owners, 17 of which were open for sales to new prospects. System-wide sales of VOIs were $30.9 million in July 2020. In addition, as of July 31, 2020, we were marketing vacation packages at 85 Bass Pro and Cabela’s stores. However, increased COVID-19 cases in certain markets in July resulted in increases in cancelations of marketing guest stays (and consequently, new owner prospects) and it is impossible to predict whether this trend will continue or worsen or the extent of the adverse impact this may have on Bluegreen.

As a result of the effect of the pandemic, we implemented several cost mitigating activities beginning in March 2020, including reductions in workforce of over 1,600 positions and the placement of another approximate 3,200 of our associates on temporary furlough or reduced work hours. As of June 30, 2020, 2,300 associates had returned to work on a full-time basis. In July 2020, approximately 600 additional associates returned to work on a full-time basis for a total of approximately 4,250 full-time associates as of July 31, 2020 compared to approximately 6,050 full-time associates as of July 31, 2019. However, as a result of the slowdown discussed above or otherwise, additional employees may be terminated or furloughed in the future. As a result of the effect of the COVID-19 pandemic, during the three and six months ended June 30, 2020, we incurred $2.2 million and $6.7 million in severance, respectively, and $10.7 million and $11.6 million, respectively, of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in our unaudited consolidated statement of operations for the three and six months ended June 30, 2020.

As a precautionary measure designed to provide additional liquidity if needed, in March 2020 we drew down $60 million under our lines-of-credit and pledged or sold receivables under our various receivable backed facilities to increase our cash position. In June 2020, we repaid $40 million under our syndicated line-of-credit and amended the agreements to modify the definition of certain customary covenants. We also suspended our regular quarterly cash dividends on our common stock. Also in June 2020, we amended our Liberty Bank Facility to extend the advance period and maturity date, reduce the outstanding borrowings from $50.0 million to $40.0 million, decrease the advance rate from 85% for qualified confirming receivables to 80% by September 2020 and, commencing July 1, 2020, change the interest rate from the Prime Rate with a floor of 4.00% to the Prime Rate minus 0.10% with a floor of 3.40%. We continue to actively pursue additional credit facility capacity, capital market transactions. For more detailed information see “Liquidity and Capital Resources” below.

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

While it is still too early to know the full impact of COVID- 19 on our default or delinquency rates as of June 30, 2020, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, during the six months ended June 30, 2020, we recorded an additional allowance for loan losses of $12.0 million, which includes our customary estimate of customer defaults as a result of the COVID–19 pandemic, based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of June 30, 2020, we evaluated the income tax provisions of the CARES Act and determined there to be no significant effect on either our June 30, 2020 income tax rate or the computation of our estimated effective tax rate for the year ended December 31, 2020. However, we have taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. As of June 30, 2020, we recorded a tax withholding deferral of $2.0 million and employee retention tax credits of $6.9 million, which is included in selling, general and administrative expenses in our unaudited consolidated statements of operations for the three and six months ended June 30, 2020.

VOI Sales and Financing

Our primary business is the marketing and selling of deeded VOIs, developed either by us or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at nearly 11,400 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, we began selling VOIs on behalf of third-party developers and have successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a mix of developed and capital-light inventory as determined by management to be appropriate from time to time based on market factors, economic conditions, available cash, and other conditions. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in a greater contribution to Adjusted EBITDA contribution, fee-based sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. Fee-Based Sales comprised 17% and 43% of system-wide sales of VOIs during the three month and six months ended June 30, 2020, respectively, and 51% for each of the three and six months ended June 30, 2019. We expect this rate to continue to decrease as we continue reopening activities at VOI sales centers. While we intend to remain flexible with respect to our sales of the different categories of our VOI inventory in the future based on economic conditions, business initiatives and other considerations we currently expect that our mix of fee-based inventory will decrease over time. In conjunction with our VOI sales, we also generate interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of June 30, 2020, the weighted-average interest rate on our VOI notes receivable was 14.9%. In addition, we earn fees for various other services, including title and escrow services in connection with the closing of VOI sales, and we generate fees for mortgage servicing. However there is no assurance that our VOI sales centers will remain open as a result of an increase in the COVID-19 cases.

Resort Operations and Club Management

We enter into management agreements with the HOAs that maintain most of the resorts in our Vacation Club and earn fees for providing management services to those HOAs and our approximately 219,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts generally yield recurring cash flows and do not have the traditional risks associated with hotel management contracts that are generally linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. In addition to resort and club management services, we earn fees for various other services that generally produce recurring, predictable and long term-revenue, including construction management services for third-party developers. As described in further detail above, some of our Club and Club Associate Resorts were closed during March 2020 in response to the COVID-19 pandemic, all of which were reopened in June and July 2020. However there is no assurance that the resorts will remain open and while resort reservations initially exceeded expectations, a significant number of the July reservations were cancelled. While many of these reservations were rebooked for August and September there is no assurance that existing owners and new prospects will visit the resorts or attend sales presentations.

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

Financing Revenue. Represents revenue from the financing of VOI sales, which includes interest income and loan servicing fees. We also earn fees from providing mortgage servicing to certain third-party developers relating to VOIs sold and financed by and financed them.

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

Adjusted EBITDA. We define Adjusted EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes, loss (gain) on assets held for sale, depreciation and amortization, amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which we own a 51% interest), and items that we believe are not representative of ongoing operating results. Accordingly, severance charges net of employee retention tax credits, and incremental costs associated with the COVID-19 pandemic, and amounts paid, accrued or incurred in connection with the Bass Pro settlement in June 2019 are excluded in the computation of Adjusted EBITDA. For purposes of the Adjusted EBITDA calculation for each period presented, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of our business.

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

Results of Operations

Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Adjusted EBITDA - sales of VOIs and financing	$(15,318)	$35,322	$(2,942)	$65,577
Adjusted EBITDA - resort operations and club management	18,450	15,365	34,038	29,476
Total Segment Adjusted EBITDA	3,132	50,687	31,096	95,053
Less: corporate and other	(7,223)	(22,029)	(24,202)	(40,196)
Total Adjusted EBITDA	$(4,091)	$28,658	$6,894	$54,857

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income attributable to shareholders	$(8,830)	$(11,183)	$(8,629)	$3,970
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	641	5,131	1,377	6,847
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(775)	(5,193)	(1,681)	(6,974)
Loss (gain) on assets held for sale	87	(1,989)	43	(1,980)
Add: Depreciation and amortization	3,890	3,504	7,789	6,870
Less: Interest income (other than interest earned on VOI notes receivable)	(1,047)	(1,792)	(2,765)	(3,638)
Add: Interest expense - corporate and other	4,369	4,991	8,523	9,235
Add: Franchise taxes	—	25	17	60
Add: (Benefit) provision for income taxes	(3,821)	(3,957)	(3,777)	1,346
Add: Severance	2,229	—	6,725	—
Less: Employee Retention credit related to severance	(2,202)	—	(2,202)	—
Add: COVID-19 incremental costs	1,368	—	1,474	—
Add: Bass Pro Settlement	—	39,121	—	39,121
Total Adjusted EBITDA	$(4,091)	$28,658	$6,894	$54,857

The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Gross sales of VOIs	$10,900	$80,221	$86,381	$143,105
Add: Fee-Based sales	2,199	83,352	64,107	150,146
System-wide sales of VOIs	$13,099	$163,573	$150,488	$293,251

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2020	2019	2020	2019
Other Financial Data:
(in thousands)
System-wide sales of VOIs	$13,099	$163,573	$150,488	$293,251
Total Adjusted EBITDA	$(4,091)	$28,658	$6,894	$54,857
Adjusted EBITDA - sales of VOIs and financing	$(15,318)	$35,322	$(2,942)	$65,577
Adjusted EBITDA - resort operations
and club management	$18,450	$15,365	$34,038	$29,476
Number of Bluegreen Vacation Club /
Vacation Club Associate resorts
at period end	68	69	68	69
Total number of sale transactions	841	10,674	9,527	18,917
Average sales volume per guest	$2,122	$2,528	$3,225	$2,603

For the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019

Sales of VOIs and Financing

	For the Three Months Ended June 30,
	2020		2019
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$3,505	27%	$99,271	61%
Secondary Market sales	6,584	50	53,337	33
Fee-Based sales	2,199	17	83,352	51
JIT sales	2,508	19	2,418	1
Less: Equity trade allowances (6)	(1,697)	(13)	(74,805)	(46)
System-wide sales of VOIs	13,099	100%	163,573	100%
Less: Fee-Based sales	(2,199)	(17)	(83,352)	(51)
Gross sales of VOIs	10,900	83	80,221	49
Provision for loan losses (2)	(1,846)	(17)	(11,919)	(15)
Sales of VOIs	9,054	69	68,302	42
Cost of VOIs sold (3)	(1,038)	(11)	(10,572)	(15)
Gross profit (3)	8,016	89	57,730	85
Fee-Based sales commission revenue (4)	1,135	52	55,343	66
Financing revenue, net of financing expense	15,454	118	15,225	9
Other fee-based services, title operations and other, net	630	5	1,941	1
Net carrying cost of VOI inventory	(10,913)	(83)	(5,288)	(3)
Selling and marketing expenses	(26,844)	(205)	(83,876)	(51)
General and administrative expenses - sales and marketing	(5,485)	(42)	(46,408)	(28)
Operating profit - sales of VOIs and financing	(18,007)	-137%	(5,333)	-3%
Add: Depreciation and amortization	1,483		1,534
Add: Severance	1,206		—
Add: Bass Pro Settlement	—		39,121
Adjusted EBITDA - sales of VOI and financing	$(15,318)		$35,322

(1)Developed VOI sales represent sales of VOIs acquired or developed by us as part of our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

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

(6)Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs. Equity trade allowances were generally eliminated in June 2020 with certain exceptions.

	For the Six Months Ended June 30,
	2020		2019
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$91,082	60%	$167,424	57%
Secondary Market sales	74,500	49	112,490	38
Fee-Based sales	64,107	43	150,146	51
JIT sales	5,608	4	4,652	2
Less: Equity trade allowances (6)	(84,809)	(56)	(141,461)	(48)
System-wide sales of VOIs	150,488	100%	293,251	100%
Less: Fee-Based sales	(64,107)	(43)	(150,146)	(51)
Gross sales of VOIs	86,381	57	143,105	49
Provision for loan losses (2)	(32,199)	(37)	(23,072)	(16)
Sales of VOIs	54,182	36	120,033	41
Cost of VOIs sold (3)	(5,137)	(9)	(14,420)	(12)
Gross profit (3)	49,045	91	105,613	88
Fee-Based sales commission revenue (4)	42,500	66	100,555	67
Financing revenue, net of financing expense	31,113	21	30,090	10
Other fee-based services, title operations and other, net	1,883	1	3,459	1
Net carrying cost of VOI inventory	(18,827)	(13)	(12,976)	(4)
Selling and marketing expenses	(101,984)	(68)	(149,973)	(51)
General and administrative expenses - sales and marketing	(13,483)	(9)	(53,382)	(18)
Operating profit - sales of VOIs and financing	(9,753)	-6%	23,386	8%
Add: Depreciation and amortization	3,042		3,070
Add: Severance	3,769		—
Add: Bass Pro Settlement	—		39,121
Adjusted EBITDA - sales of VOIs and financing	$(2,942)		$65,577

(1)Developed VOI sales represent sales of VOIs acquired or developed by us as part of our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

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

(6)Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs. Equity trade allowances were generally eliminated in June 2020 with certain exceptions.

Sales of VOIs. Sales of VOIs were $9.1 million and $54.2 million during the three and six months ended June 30, 2020, respectively, and $68.3 million and $120.0 million during the three and six months ended June 30, 2019, respectively. Sales of VOIs were impacted by the factors described below in system-wide sales of VOIs, including primarily the adverse impact of the COVID-19 pandemic. Gross sales of VOIs were reduced by $1.8 million and $32.2 million during the three and six months ended June 30, 2020, respectively, and $11.9 million and $23.1 million during the three and six months ended June 30, 2019, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing and newly originated loans. Our provision for loan losses as a percentage of gross sales of VOIs was 17% and 37% during the three and six months ended June 30, 2020, respectively, and 15% and 16% for the three and six months ended June 30, 2019, respectively. The percentage of our sales which were realized in cash within 30 days from sale was approximately 33% and 44% during the three months ended June 30, 2020 and June 30, 2019, respectively, and 40% and 44% during the six months ended June 30, 2020 and June 30, 2019, respectively.

While it is still too early to know the full impact of COVID-19 on our default or delinquency rates as of June 30, 2020, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, during the six months ended June 30, 2020, we recorded an additional allowance for loan losses of $12.0 million, which includes our customary estimate of customer defaults as a result of the COVID-19 pandemic, based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. In March 2020, we began receiving requests from borrowers requesting a modification of their VOI note receivable due to financial hardship resulting from the economic impacts of the COVID-19 pandemic. As of June 30, 2020, 4.1% of our portfolio was granted up to a three-month deferral or extension of payments, of which 71% have subsequently resumed payments under the newly modified terms. Hardship requests declined in June 2020 and the program was discontinued on June 30, 2020. In addition to the COVID-19 pandemic impact discussed above, the provision for loan losses was impacted by an increase in the average annual default rates, which we believe was due in large part to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters during the six months ended 2020, increased by 16% compared to the same period of 2019. See Note 9: Commitments and Contingencies to our unaudited consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions we have taken by us in connection with such letters. The impact of the COVID-19 pandemic is highly uncertain and there is no assurance that our steps taken to mitigate the impact on the pandemic or the timeshare exit firm will be successful. As a result, actual defaults may differ from our estimates and the allowance for loan losses may not prove to be adequate.

In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended June 30,
	2020	2019

Average annual default rates	9.50%	8.14%

	As of June 30,
	2020	2019

Delinquency rates	3.36%	3.20%

System-wide sales of VOIs. System-wide sales of VOIs were $13.1 million and $150.5 million during the three and six months ended June 30, 2020, respectively, and $163.6 million and $293.3 million during the three and six months ended June 30, 2019, respectively. System-wide sales of vacation ownership interests increased by 16.5% through February 29, 2020 compared to the same period in 2019. However, as previously described, on March 23, 2020, as a result of the COVID-19 pandemic, we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. Beginning in mid-May 2020, we started the process of recommencing our sales and marketing operations, except for marketing operations at outlet malls due to our determination that traffic to the malls did not justify reopening. By June 30, 2020, 64 Bass Pro Shops and Cabela’s stores (out of the 89 that were open in March 2020 prior to closures) were open, we reactivated our Choice Hotels call transfer program, and 21 of our 26 VOI sales centers were open for sales to existing owners with sales to new prospects open at one of these sales centers. The temporary closure and subsequent reopening of all marketing operations and VOI sales centers as a result of the COVID-19 pandemic significantly impacted system-wide sales of VOIs during the three months ended June 30, 2020 and is expected to continue to significantly impact system-wide sales of VOIs for the foreseeable future, including the remainder of 2020. However, the ultimate impact, including the extent and duration of the impact, cannot be predicted at this time.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. We manage which VOIs are sold based on several factors, including the needs of fee-based clients, our debt service requirements and default resale requirements under term securitizations and similar transactions. These factors and business initiatives contribute to fluctuations in the amount of sales by category from period to period. Fee-Based Sales comprised 17% and 43% of system-wide sales of VOIs during the three and six months ended June 30, 2020, respectively, and 51% during both of the three and six months ended June 30, 2019, respectively. The decrease in system-wide sales was due in part to the temporary closure of our VOI sales centers in response to the COVID-19 pandemic, as described above. We currently expect that our mix of fee-based inventory will decrease over time, as VOI sales centers reopen. However, we intend to remain flexible with respect to our sales of the different categories of our VOI inventory based on economic conditions, business initiatives and other considerations, and accordingly these trends may differ from current expectations.

The following table sets forth certain information for system-wide sales of VOIs for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change

Number of sales centers at period-end (1)	26	26	—%		26	26	—%
Number of active sales arrangements with third-party clients at period-end	15	15	—%		15	15	—%
Total number of VOI sales transactions	841	10,674	(92)%		9,527	18,917	(50)%
Average sales price per transaction	$15,367	$15,432	—%		$15,829	$15,591	2%
Number of total guest tours	6,089	65,167	(91)%		46,754	113,305	(59)%
Sale-to-tour conversion ratio– total marketing guests	13.8%	16.4%	(260)	bp	20.4%	16.7%	370	bp
Number of new guest tours	1,043	40,473	(97)%		23,179	68,537	(66)%
Sale-to-tour conversion ratio– new marketing guests	14.2%	13.6%	60	bp	17.1%	13.7%	340	bp
Percentage of sales to existing owners	85.8%	53.0%	3,280	bp	61.9%	54.7%	720	bp
Average sales volume per guest	$2,122	$2,528	(16)%		$3,225	$2,603	24%

(1)As previously described, during the last week of March 2020 we temporarily closed all of our VOI sales centers in response to the COVID-19 pandemic. As of June 30, 2020, 21 of our 26 sales centers were open.

Cost of VOIs Sold. During the three months ended June 30, 2020 and 2019, cost of VOIs sold was $1.0 million and $10.6 million, respectively, and represented 11% and 15%, respectively, of sales of VOIs. During the six months ended June 30, 2020 and 2019, cost of VOIs sold was $5.1 million and $14.4 million, respectively, and represented 9% and 12%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs decreased during the three and six months ended June 30, 2020 as compared to the prior year periods, primarily due to the impact of lower cost secondary market purchases.

Fee-Based Sales Commission Revenue. During the three months ended June 30, 2020 and 2019, we sold $2.2 million and $83.4 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $1.1 million and $55.3 million, respectively, in connection with those sales. During the six months ended June 30, 2020 and 2019, we sold $64.1 million and $150.1 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $42.5 million and $100.6 million, respectively, in connection with those sales. The decreases in sales of third-party developer inventory on a commission basis during the 2020 periods was due primarily to the temporary closure of VOI sales centers as a result of the COVID-19 pandemic and other factors described above. We earned an average sales and marketing commission of 52% and 66% during the three and six months ended June 30, 2020, respectively, and 66% and 67% during the three and six months ended June 30, 2019, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of our fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the three months ended June 30, 2020 as compared to June 30, 2019 is primarily related to an increase in our reserve for cancelations coupled with a period of fewer fee-based sales.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOI notes receivable was $19.1 million and $19.9 million during the three months ended June 30, 2020 and 2019, respectively, which was partially offset by interest expense on receivable-backed debt of $4.2 million and $5.1 million, respectively. Interest income on VOI notes receivable was $39.2 million and $39.9 million during the six months ended June 30, 2020 and 2019, respectively, which was partially offset by interest expense on receivable-backed debt of $8.8 million and $10.3 million, respectively. The increase in finance revenue net of finance expense during the 2020 periods as compared to the 2019 periods is primarily due to lower outstanding receivable-backed debt balances and lower weighted-average cost of borrowings due to declining interest rates. Revenues from mortgage servicing of $1.5 million and $3.1 million, during the three and six months ended June 30, 2020, respectively, and $1.5 million and $3.0 million during the three and six months ended June 30, 2019, respectively, are included in financing revenue, net of mortgage servicing expenses of  $0.1 million and $2.4 million during the three and six months ended June 30, 2020, respectively, and $1.2 million and $2.6 million during the three and six months ended June 30, 2019, respectively.

Other Fee-Based Services — Title Operations, net. During the three months ended June 30, 2020 and 2019, revenue from our title operations was $1.3 million and $3.0 million, respectively, which was partially offset by expenses directly related to our title operations of $0.7 million and $1.1 million, respectively. During the six months ended June 30, 2020 and 2019, revenue from our title operations was $4.1 million and $5.8 million, respectively, which was partially offset by expenses directly related to our title operations of $2.2 million and $2.3 million, respectively. Resort title fee revenue varies based on sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located. The decrease in the 2020 periods is due to the temporary closure of VOI sales centers as a result of the COVID-19 pandemic and other factors described above.

Net Carrying Cost of VOI Inventory. The carrying cost of our VOI inventory was $10.7 million and $8.1 million during the three months ended June 30, 2020 and 2019, respectively, which was partially offset by rental and sampler (expenses) revenues of ($0.2) million and $2.8 million, respectively. The carrying cost of our VOI inventory was $20.5 million and $17.4 million during the six months ended June 30, 2020 and 2019, respectively, which was partially offset by rental and sampler revenues of $1.7 million and $4.4 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to decreased rentals of developer inventory and decreased sampler stays due to, among other things, government ordered travel restrictions and temporary resort closures in accordance with government mandates and advisories associated with the COVID-19 pandemic and increased maintenance fees associated with our increase in VOI inventory. In certain circumstances, we offset marketing costs by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $26.8 million and $102.0 million during the three and six months ended June 30, 2020, respectively, and $83.9 million and $150.0 million during the three and six months ended June 30, 2019, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 205% and 68% during the three and six months ended June 30, 2020, respectively, from 51% during both the three and six months ended June 30, 2019. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs is primarily attributable to certain fixed costs inherent in Bluegreen’s sales and marketing operations and the costs of maintaining certain sales and marketing associates on furlough despite the temporary closure of our VOI sales sites and marketing operations during April and May 2020 as discussed above. In addition, during the month of June we incurred costs associated with the reopening of 64 Bass Pro and Cabela’s store locations. We utilize these stores to sell mini-vacation packages to customers for future travel which require the customers to attend a timeshare presentation. During the three and six months ended June 30, 2020, we incurred $1.2 million and $3.8 million, respectively, in severance and $10.2 million and $10.9 million, respectively, of payroll and benefits expenses relating to employees on temporary furlough or reduced work hours as a result of the impact of the COVID-19 pandemic.

Our agreement with Bass Pro previously provided for the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels.  As previously disclosed, pursuant to the settlement agreement and amended marketing arrangement with Bass Pro entered into during June 2019, the settlement payment and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement, including reduced sales as a result of the temporary closure of our sales operations due to the COVID-19 pandemic.  If our amended agreement with Bass Pro does not generate a sufficient number of prospects and leads or is terminated or limited, we may not be able to successfully market and sell our products and services at anticipated levels or at levels required in order to offset the costs associated with our marketing efforts.   In addition, the amended arrangement with Bass Pro is expected to result in an increase in our marketing costs as a percentage of sales from the program, based on increases in program fixed costs and anticipated VOI sales volumes from this marketing channel.  In light of the decrease in sales due to the COVID-19 pandemic, the increase in cost of this marketing program has adversely impacted our results of operations and cash flow and may continue to have an adverse impact if sales continue to be below expected levels.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses attributable to sales and marketing operations were $5.5 million and $13.5 million during the three and six months ended June 30, 2020, respectively, and $46.4 million and $53.4 million during the three and six months ended June 30, 2019, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses attributable to sales and marketing operations was 42% and 9% during the three and six months ended June 30, 2020, respectively, and 28% and 18% during the three and six months ended June 30, 2019, respectively, reflecting fixed costs including costs of maintaining certain sales associates on furlough. Included in general and administrative expenses attributable to sales and marketing operations for the 2019 periods was approximately $39.1 million related to the settlement of the dispute with Bass Pro in June 2019. See Note 9: Commitments and Contingencies to our unaudited consolidated financial statements included in Item 1 of this report for additional information regarding the Bass Pro settlement.

Resort Operations and Club Management

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands)	2020		2019		2020		2019
Resort operations and club management revenue	$36,914		$41,670		$82,625		$85,554
Resort operations and club management expense	(18,753)		(26,669)		(50,200)		(56,808)
Operating profit - resort operations and club management	18,161	49%	15,001	36%	32,425	39%	28,746	34%
Add: Depreciation and amortization	190		364		380		730
Add: Severance	99		—		1,233		—
Adjusted EBITDA - resort operations and club management	$18,450		$15,365		$34,038		$29,476

Resort Operations and Club Management Revenue. Resort operations and club management revenue decreased 11% and 3% for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, respectively. Cost reimbursement revenue, which primarily consists of payroll and payroll related expenses for management of the HOAs and other services we provide where we are the employer, decreased 15% during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 reflecting the temporary closure of many resorts. Cost reimbursement revenue for the six months ended June 30,2020 remained relatively flat as compared to six months ended June 30, 2019. Net of cost reimbursement revenue, resort operations and club management revenues decreased 9% and 5% during the three and six months ended June 30, 2020 as compared to three and six months ended June 30, 2019, respectively, primarily as a result of decreases in revenues from our Traveler Plus program, lower food and beverage and other retail operations revenue and lower third-party rental commissions as a result of the COVID-19 pandemic. We managed 49 resort properties as of both June 30, 2020 and June 30, 2019.

Resort Operations and Club Management Expense. During the three and six months ended June 30, 2020, resort operations and club management expense decreased 30% and 12%, respectively, compared to the three and six months ended June 30, 2019, respectively. The decrease was primarily due to cost mitigation activities implemented in the first quarter of 2020 in addition to lower Traveler Plus program costs and lower food and beverage and other retail operations in the 2020 periods as compared to the 2019 periods, in each case, as a result of the COVID-19 pandemic.

Corporate and Other

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
General and administrative expenses - corporate and other	$(9,115)	$(18,471)	$(28,349)	$(36,454)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(775)	(5,193)	(1,681)	(6,974)
Other income, net	273	1,993	406	2,082
Franchise taxes	—	25	17	60
Loss (gain) on assets held for sale	87	(1,989)	43	(1,980)
Add: Depreciation and amortization	2,217	1,606	4,367	3,070
Add: Severance	924	—	1,723	—
Less: Employee Retention credit related to severance	(2,202)	—	(2,202)	—
Add: COVID-19 incremental costs	1,368	—	1,474	—
Adjusted EBITDA - Corporate and other	$(7,223)	$(22,029)	$(24,202)	$(40,196)

General and Administrative Expenses — Corporate and Other. General and administrative expenses attributable to corporate overhead were $9.1 million and $28.3 million during the three and six months ended June 30, 2020, respectively, and $18.5 million and $36.5 million during the three and six months ended June 30, 2019, respectively. The decreases were primarily due to a $6.9 million in employee retention credit earned in June 2020 under the CARES Act ($2.2 million of which was earned on severance). This credit was partially offset by $0.9 million and $1.7 million in severance cost for corporate employees, during the three and six months ended June 30, 2020, respectively, of which $0.9 million and $1.1 million, respectively, was due to severance related to cost mitigation efforts attributable to the COVID-19 pandemic.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51% owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $0.8 million and $1.7 million during the three and six months ended June 30, 2020, respectively, and $5.2 million and $7.0 million during the three and six months ended June 30, 2019, respectively. The decrease in Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations for the three and six months ended June 30, 2020 was primarily related to the impact of the temporary closure of our VOI sales centers in connection with the COVID-19 pandemic as described above.

Interest Expense.  Interest expense not related to receivable-backed debt was $4.4 million and $8.5 million during the three and six months ended June 30, 2020, respectively, and $5.0 million and $9.2 million during the three and six months ended June 30, 2019, respectively.  The decrease in interest expense during the three and six months ended June 30, 2020 was primarily due to a lower weighted-average cost of borrowing, partially offset by higher outstanding debt balances during the 2020 periods.

Other Income, net. Other income, net was $0.3 million and $0.4 million during the three and six months ended June 30, 2020, respectively, and $2.0 million and $2.1 million during the three and six months ended June 30, 2019, respectively. These decreases were primarily related to the sale of land resulting in a gain of approximately $2.0 million during the 2019 periods.

Provision for Income Taxes. Our effective income tax rate was approximately 30% and 25% for the six months ended June 30, 2020 and 2019, respectively.  Effective income tax rates for interim periods are based upon our current estimated annual rate. Our effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. As such, our effective income tax rate for the six months ended June 30, 2020 reflects our current estimate of the effect of the COVID-19 pandemic on our 2020 annual taxable earnings, state taxes, non-deductible items and changes in valuation allowances on deferred tax assets. For further information, see Note 10: Income Taxes to our unaudited consolidated financial statements included in Item 1 of this report.

Changes in Financial Condition

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2020	2019

Net cash provided by operating activities	$8,997	$11,612
Net cash used in investing activities	(4,377)	(12,696)
Net cash used in financing activities	(10,010)	(44,139)
Net decrease in cash, cash equivalents, and restricted cash	$(5,390)	$(45,223)

Cash Flows from Operating Activities

The decrease of $2.6 million to $9.0 million of operating cash flow during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 reflects the following:

•decreases in cash sales and down payments from customers reflecting the closure of VOI sales centers in response to the COVID-19 pandemic,

•a reduction in working capital,

•a $14.1 million reduction in income tax payments,

•$16.0 million less in settlement payments made to Bass Pro pursuant to the settlement agreement entered into in June 2019 which did not recur in 2020, and

•$15.8 million in decreased spending on the acquisition and development of inventory during the 2020 period as compared to the 2019 period.

Cash Flows from Investing Activities

Cash used in investing activities decreased $8.3 million during the six months ended June 30, 2020 compared to the same period in 2019, reflecting decreased expenditures for property and equipment in the 2020 period.

Cash Flows from Financing Activities

Cash used in financing activities decreased $34.1 million during the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the $32.7 million increase in net borrowings on lines-of-credit and notes payable, which included $20 million in net borrowings on our line-of-credit to increase our cash position intended to ensure adequate liquidity for a sustained period in connection with the COVID-19 pandemic and decreased dividend payments of $15.6 million as a result of the suspension of regular quarterly cash dividends during the second quarter of 2020. These increases in cash provided by financing activities during the 2020 period compared to the 2019 period were partially offset by $11.7 million of repurchases of our common stock in a private transaction during the 2020 period.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

As previously disclosed, during July 2020, we declared a special dividend of $1.19 per share of our common stock which is payable on August 21, 2020 to shareholders of record as of the close of business on August 6, 2020. In connection with the special dividend, Bluegreen obtained an undertaking by BBX Capital that it would use the proceeds of this special cash dividend to repay its outstanding $80.0 million indebtedness to us.

Seasonality

We have historically, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Due to consumer travel patterns, we typically have seen more tours and experience higher VOI sales during the second and third quarters. However, due to the impact of the COVID-19 pandemic, including the temporary closures of our marketing operations and VOI sales centers as described in more detail above, we experienced significantly decreased sales of VOIs in the second quarter of 2020 as compared to prior years and expect such decrease as compared to prior periods to continue for the remainder of 2020 and periods subsequent thereto.

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

While the vacation business has historically been capital intensive and we may from time to time pursue transactions or activities which may require significant capital investment and adversely impact cash flows, we have for some time generally sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting our capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require less up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through secondary market or JIT arrangements. We consider free cash flow to be a measure of cash generated by operating activities that can be used for future investing and financing activities, however, there is no assurance that we will generate free cash flow or that any generated will be used for such purposes. While we intend to remain flexible with our sales of different categories of VOI inventory in the future, we currently expect that our mix of fee-based inventory will decrease over time.

The COVID-19 pandemic has caused, and continues to cause an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations including government guidance with respect to travel, public accommodations, social gatherings, and related matters. On March 23, 2020 we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours were canceled through June 30, 2020. Further, some of our Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning mid-May 2020, we started the process of recommencing our sales and marketing operations and our closed resorts began to welcome guests as government mandates were lifted. By June 30, 2020, 64 Bass Pro Shops and Cabela’s stores (out of the 89 that were open in March 2020) were open, we reactivated our Choice Hotels call transfer program, virtually all of our resorts were open, and 21 of our 26 VOI sales centers were open for sales to existing owners and one was also selling to new prospects. As of July 31, 2020, 23 VOI sales centers were open for existing owners with sales to new prospects open at 17 VOI sales centers. In addition, as of July 31, 2020, 85 Bass Pro and Cabela’s stores were open. The performance of our retail marketing of our vacation packages in the locations we have reopened and our VOI sales at the sales centers reopened through June 30, 2020 exceeded our expectations. However, increased COVID-19 cases in certain markets in July resulted in increased cancelation of marketing guest stays (and consequently, new owner prospects) and it is impossible to predict whether this trend will continue or worsen or the extent of the adverse impact this may have on Bluegreen.

As a result of the effect of the pandemic, we implemented several cost mitigating activities beginning in March 2020, including reductions in workforce of over 1,600 positions and placed another approximate 3,200 of our associates on temporary furlough or reduced work hours. As of June 30, 2020, approximately 2,300 of these associates have returned to work on a full-time basis. In July 2020, approximately 600 additional associates returned to work on a full-time basis for a total of approximately 4,250 full-time associates as of July 31, 2020 compared to approximately 6,050 full-time associates as of July 31, 2019. However, as a result of the slowdown discussed above or otherwise, additional employees may be terminated or furloughed in the future. We also reduced our new inventory acquisition and development expenditures and drew down $60 million under our lines-of-credit, of which $40 million was repaid in June 2020.

We have $23.0 million of required contractual obligations coming due within one year, as well as certain facilities for which the advance period will expire prior to the end of 2020. While there is no assurance that we will be successful, we intend to seek to renew or extend our debt and we believe that the implementation of our mitigating activities will best position us to address these matters with our lenders.

The ability to sell and/or borrow against notes receivable from VOI buyers has been critical to our continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been critical to our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. We have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. While it is still too early to know the full impact of COVID- 19 on our default or delinquency rates, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, during the six months ended June 30, 2020, we recorded an additional allowance for loan losses of $12.0 million, which includes our estimate of customer defaults as a result of the COVID-19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic is rapidly changing and highly uncertain. Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, our allowance may not prove to be accurate and may be increased in future periods, which would adversely impact our operating results for those periods.

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

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOIs, although there is no assurance that these third party developers will be in a position to deliver that inventory in the future. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisitions of JIT and secondary market inventory during the remainder of 2020 is expected to be reduced to a range of $3.0 million to $5.0 million.

During the first quarter of 2020, we paid a cash dividend of $0.13 per share on our common stock which totaled $9.7 million.  On April 22, 2020, our board of directors suspended regular quarterly cash dividends on our common stock due to the impact of the COVID-19 pandemic. During each of the first and second quarter of 2019, we paid a cash dividend of $0.17 per share on our common stock, which totaled $12.7 million each quarter and $25.3 million in the aggregate.  On July 22, 2020, we declared a special cash dividend of $1.19 per share on our common stock, or $86.3 million in the aggregate, which is payable on August 21, 2020 to shareholders of record as of the close of trading on August 6, 2020. There is no assurance that regular or any other special cash dividend will be paid in the future.

In April 2015, one of our wholly owned subsidiaries provided an $80.0 million loan to BBX Capital. Amounts outstanding bore interest at a rate of 6% per annum, until April 17, 2020, at which time the interest rate was reduced to 4% per annum.

Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at maturity. During March 2020, the loan was amended to extend the maturity date until April 17, 2021. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for us to remain in compliance with covenants under our outstanding indebtedness. During the three months ended June 30, 2020 and 2019, we recognized $0.9 million and $1.2 million, respectively, of interest income on the loan to BBX Capital. During the six months ended June 30, 2020 and 2019, we recognized $2.1 million and $2.4 million, respectively of interest income on the loan to BBX Capital. As described above, BBX Capital has agreed to use the proceeds of the special cash dividend declared during July 2020 to repay this $80.0 million loan.

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

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell our VOI notes receivable. As of June 30, 2020, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of June 30, 2020	Outstanding Balance as of June 30, 2020	Availability as of June 30, 2020	Advance Period Expiration; Borrowing Maturity as of June 30, 2020	Borrowing Rate; Rate as of June 30, 2020
Liberty Bank Facility	$40,000	$21,663	$18,337	June 2021; June 2024	Prime Rate; floor of 4.00%; 4.00%
NBA Receivables Facility	70,000	26,484	43,516	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%; 3.50%
Pacific Western Facility	40,000	26,452	13,548	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 3.06%
KeyBank/DZ Purchase Facility	80,000	65,159	14,841	December 2022; December 2024	30 day LIBOR or CP +2.25%; 2.50% (1)
Quorum Purchase Facility	50,000	36,759	13,241	December 2020; December 2032	(2)
	$280,000	$176,517	$103,483

(1)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. As described in further detail below, the interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(2)Of the amounts outstanding under the Quorum Purchase Facility at June 30, 2020, $2.6 million accrues interest at a rate per annum of 4.75%, $17.5 million accrues interest at a fixed rate of 4.95%, $1.4 million accrues interest at a fixed rate of 5.00%, $14.2 million accrues interest at a fixed rate of 5.10%, and $1.0 million accrues interest at a fixed rate of 5.50%.

Liberty Bank Facility. Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. On June 25, 2020, we amended the Liberty Bank Facility to extend the revolving credit period from June 2020 to June 2021, and the maturity from March 2023 to June 2024. In addition, the amendment decreased the advance rate with respect to Qualified Timeshare Loans from 85% to 80% of the unpaid principal balance of the Qualified Timeshare Loans through September 2020. The advance rate is 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. The amendment also reduced the maximum permitted outstanding borrowings from $50.0 million to $40.0 million, subject to the terms of the facility and commencing on July 1, 2020 decreased the interest rate to the Wall Street Journal (“WSJ”) Prime Rate minus 0.10% with a floor of 3.40%

from the Prime Rate with a floor of 4.00%. In addition, recourse to Bluegreen under the restructured facility was reduced to $10 million, with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

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

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On March 17, 2020, the Quorum Purchase Facility was amended to extend the advance period to December 2020 from June 2020. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by all parties. The maturity of the Quorum Purchase Facility is in December 2032. Of the amounts outstanding under the Quorum Purchase Facility at June 30, 2020, $2.6 million accrues interest at a rate per annum of 4.75%, $17.5 million accrues interest at a fixed rate of 4.95%, $1.4 million accrues interest at a fixed rate of 5.0%, $14.2 million accrues interest at a fixed rate of 5.1%, and $1.0 million accrues interest at a fixed rate of 5.5%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, we amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50%, depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. On June 29, 2020, the facility was amended to modify the definition of certain customary covenants. As of June 30, 2020, outstanding borrowings under the facility totaled $166.3 million, including $96.3 million under the Fifth Third Syndicated Term Loan with an interest rate of 3.71%, and $70.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.49%.

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

The following table summarizes the contractual minimum principal and interest payments required on all of our outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of June 30, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$1,290	$10,726	$127,742	$264,485	$(4,438)	$399,805
Lines-of-credit and notes payable	11,300	25,071	146,875	—	(1,338)	181,908
Jr. subordinated debentures (1)	—	—	—	110,827	—	110,827
Noncancelable operating leases (2)	6,391	9,903	3,815	11,478	—	31,587
Bass Pro Settlement (3)	4,000	8,000	4,000	—	—	16,000
Total contractual obligations	22,981	53,700	282,432	386,790	(5,776)	740,127

Interest Obligations (4)

Receivable-backed notes payable	13,958	27,538	24,384	69,225	—	135,105
Lines-of-credit and notes payable	5,879	10,278	5,714	—	—	21,871
Jr. subordinated debentures	6,549	13,098	13,098	69,541	—	102,286
Total contractual interest	26,386	50,914	43,196	138,766	—	259,262
Total contractual obligations	$49,367	$104,614	$325,628	$525,556	$(5,776)	$999,389

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $38.3 million.

(2)Amounts represent the cash payment for leases and include interest of $9.3 million.

(3)Amounts represent the $4.0 million annual cash payment to Bass Pro during each of 2021, 2022, 2023, and 2024 pursuant to the June 2019 settlement agreement and include imputed interest of $2.7 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2020.

In December 2019, our then-servicing President and Chief Executive Officer resigned. In connection with his resignation, we agreed to make payments totaling $3.5 million over a period of 18 months, $2.4 million of which remained payable as of June 30, 2020. Additionally, during 2019 we entered into certain agreements with other executives related to their separation from Bluegreen or change in position. Pursuant to the terms of these agreements, we agreed to make payments totaling $2.5 million through November 2020. As of June 30, 2020, $0.4 million remained payable under these agreements.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the six months ended June 30, 2020 and 2019, we made payments related to such subsidies of $4.6 million and $4.8 million, respectively, which are included in cost of other fee-based services. As of June 30, 2020, we had $7.0 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2019, we had no accrued liabilities for such subsidies.

We intend to use cash on hand and cash flow from operations, including cash received from the sale or pledge of VOI notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments required on contractual obligations.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of our ongoing business strategies, the ongoing availability of credit and the success of the actions we have taken in response to the COVID-19 pandemic to mitigate the impact of the pandemic. We will continue our efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. We may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that our efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be successful or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including debt service obligations. To the extent we are unable to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

Our receivables purchase facilities, credit facilities, indentures and other outstanding debt instruments include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, we may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit our ability to raise funds, sell receivables or satisfy or refinance our obligations, or otherwise adversely affect our financial condition and results of operations, as well as our ability to pay dividends. During April 2020, our board of directors suspended regular quarterly cash dividends on our common stock due to the impact of the COVID-19 pandemic. While we declared a special dividend during July 2020 which is payable on August 21, 2020 to shareholders of record as of the close of trading on August 6, 2020, no regular or any other special cash dividends are currently anticipated. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond our control.

Pursuant to a settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, we agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that we are accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). We also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Subject to the terms and conditions of the settlement agreement, we will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2020, we paid $5.2 million for this fixed fee, of which $2.7 million was prepaid and is included in our unaudited consolidated balance sheet as of June 30, 2020. We had marketing operations at 15 Cabela’s stores at June 30, 2020 and are required to begin marketing operations in at least 25 more stores by December 31, 2020. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In March 2020 as a result of the COVID-19 pandemic, we temporarily closed our retail marketing operations at Bass Pro Shops and Cabela’s stores. Beginning mid-May 2020, we started the process of recommencing our sales and marketing operations and by June 30, 2020, marketing operations at 64 Bass Pro Shops and Cabela’s stores (out of the 89 that were open in March 2020) were open with the remainder expected to reopen by September 30, 2020.

Off-balance-sheet Arrangements

As of June 30, 2020, we did not have any “off-balance sheet” arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and risks relating to inflation and changing prices. In addition, instability or volatility in the financial markets which restricts the availability of credit, including in connection with COVID-19 pandemic, may adversely impact our ability to borrow against or sell our VOI receivables, which has historically been a critical factor in our liquidity, or otherwise adversely impact our business, operating results, liquidity or financial condition. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, there have been no material changes in our material legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Robert Barban et al. v. Trustee Vacation Trust, Inc., in its capacity as the Trustee of the Bluegreen Vacation Club Amended and Restated Trust Agreement and Bluegreen Resorts Management, Inc., Case No. 4:20-cv-00897, United States District Court, Eastern District of Missouri, Eastern Division

On July 7, 2020, Robert Barban and approximately 172 other plaintiffs filed an action against Bluegreen Resorts Management, Inc. (“BRM”) and Vacation Trust, Inc. (“VTI”) seeking an accounting, specifically: (i) a copy of the independent accounting firm’s report regarding a variety of VTI matters; and (ii) a copy of the management agreement between VTI and BRM. Plaintiffs further allege that the allocation system does not allow them to freely and easily use, occupy, and enjoy the accommodations and facilities. Finally, they allege that BRM has unreasonably escalated operating costs and that VTI failed to protect the plaintiffs from these costs. We intend to vigorously defend the action.

Kenneth Johansen, individually and on behalf of a class of all persons and entities similarly situated v. Bluegreen Vacations Unlimited, Inc., Case No. 9:20-cv-81076, United States District Court, Southern District of Florida

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the Telephone Consumer Protection Act (“TCPA”). Specifically, the named plaintiff alleges that he received at least nine (9) telemarketing calls from BVU while he was on the National Do Not Call Registry. He seeks to certify a class of similarly situated plaintiffs. We intend to vigorously defend the action.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed in the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The information presented below updates the related risk factor set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and is in addition to other risk factors and other risks and uncertainties disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

On March 23, 2020 we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through May 30, 2020. Further, some of our Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning mid-May 2020, we started the process of recommencing our sales and marketing operations and our closed resorts began to welcome guests as government mandates were lifted. By June 30, 2020, 64 Bass Pro Shops and Cabela’s stores (out of the 89 that were open in March 2020) were open, we reactivated our Choice Hotels call transfer program, virtually all of our resorts were open, and 21 of our 26 VOI sales centers were open for sales to existing owners followed by sales to new prospects open at one sales center as of June 30, 2020. As of July 31, 2020, 23 VOI sales centers were open for sales to existing owners and sales to new prospects open at 17 VOI sales centers. However, increased COVID-19 cases in certain markets in July resulted in a slowdown in sales and significant cancelation of marketing guest stays and it is impossible to predict whether this trend will continue or worsen or the extent of the adverse impact this may have on Bluegreen.

As a result of the effect of the pandemic, we implemented several cost mitigating activities, including reductions in workforce of over 1,600 positions and placed another approximate 3,200 of our associates on temporary furlough or reduced work hours. As of June 30, 2020, approximately 2,300 associates previously on temporary furlough or reduced work hours have returned to full time to support reopening activities. We also suspended the payment of regular quarterly cash dividends, reduced our new inventory acquisition and development expenditures and drew down $60 million under our lines-of-credit, of which $40 million was repaid in June 2020.

While these steps were implemented to mitigate the effects of the pandemic on our business, the measures themselves had and may continue to have negative consequences with respect to our business and operations, including by reducing sales. In addition, cost savings from these measures were not recognized immediately and will not completely offset the decrease in revenues and other adverse impacts of the pandemic. Further, the increase in our debt position will, among other things, increase our vulnerability to adverse economic conditions and require us to meet increased debt service obligations.

In addition, we have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. While the full impact of COVID- 19 pandemic through June 30, 2020 had not yet been reflected in our default or delinquency rates, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, during the six months ended June 30, 2020, we recorded an additional allowance for loan losses of $12.0 million, which includes our estimate of customer defaults as a result of the COVID-19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic is rapidly changing and highly uncertain. Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, our allowance may not prove to be accurate and may be increased in future periods, which will adversely impact our operating results for those periods.

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

Our operations could also be negatively affected further if our employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to governmental COVID-19 curfews or “shelter in place” health orders. Measures restricting the ability of employees to come to work may impair our service or operations, all of which could negatively affect our business.

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

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
10.1

First Amendment to Second Amended and Restated Receivables Loan Agreement, effective June 30, 2020, by and among Liberty Bank and Bluegreen Vacations Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2020)

10.2

Third Amended and Restated Receivables Loan Note by Bluegreen Vacations Corporation in favor of Liberty Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2020)

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

BLUEGREEN VACATIONS CORPORATION

August 10, 2020	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer