Form 10-Q
period 2020-09-30
BLUEGREEN VACATIONS CORP
filed 2020-11-09
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 5, 2020, there were 72,484,293 shares of the registrant’s common stock, $.01 par value, outstanding.

BLUEGREEN VACATIONS CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$193,103	$190,009
Restricted cash ($15,135 and $22,534 in VIEs at September 30, 2020
and December 31, 2019, respectively)	35,312	49,637
Notes receivable	559,918	589,198
Less: Allowance for loan losses	(149,805)	(140,630)
Notes receivable, net ($271,539 and $292,590 in VIEs
at September 30, 2020 and December 31, 2019, respectively)	410,113	448,568
Inventory	350,345	346,937
Prepaid expenses	13,577	10,501
Other assets	37,413	52,731
Operating lease assets	19,443	20,858
Intangible assets, net	61,452	61,515
Loan to related party	—	80,000
Property and equipment, net	93,046	99,262
Total assets	$1,213,804	$1,360,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$17,511	$16,653
Accrued liabilities and other	92,934	103,948
Operating lease liabilities	20,880	22,124
Deferred income	14,635	18,074
Deferred income taxes	90,457	92,504
Receivable-backed notes payable - recourse	77,417	88,569
Receivable-backed notes payable - non-recourse (in VIEs)	303,301	334,246
Lines-of-credit and notes payable	160,671	146,160
Junior subordinated debentures	72,710	72,081
Total liabilities	850,516	894,359

Commitments and Contingencies - See Note 9

Shareholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 72,484,293
shares issued and outstanding at September 30, 2020 and 74,362,693 shares	725	744
issued and outstanding at December 31, 2019
Additional paid-in capital	257,812	269,534
Retained earnings	51,196	145,847
Total Bluegreen Vacations Corporation shareholders' equity	309,733	416,125
Non-controlling interest	53,555	49,534
Total shareholders' equity	363,288	465,659
Total liabilities and shareholders' equity	$1,213,804	$1,360,018

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Gross sales of VOIs	$71,149	$82,729	$157,530	$225,834
Estimated uncollectible VOI notes receivable	(11,884)	(16,411)	(44,083)	(39,483)
Sales of VOIs	59,265	66,318	113,447	186,351

Fee-based sales commission revenue	22,119	60,478	64,619	161,033
Other fee-based services revenue	27,831	33,744	83,558	94,015
Cost reimbursements	15,684	17,883	46,654	48,933
Interest income	19,672	22,081	61,646	65,964
Other income, net	—	2,146	41	4,228
Total revenue	144,571	202,650	369,965	560,524

Costs and expenses:
Cost of VOIs sold	3,597	3,121	8,734	17,541
Cost of other fee-based services	20,861	22,872	61,107	63,913
Cost reimbursements	15,684	17,883	46,654	48,933
Selling, general and administrative expenses	79,350	118,033	222,427	357,666
Interest expense	7,319	10,388	24,677	29,955
Other expense, net	365	—	—	—
Total costs and expenses	127,176	172,297	363,599	518,008

Income before non-controlling interest
and provision for income taxes	17,395	30,353	6,366	42,516
Provision for income taxes	4,850	7,778	1,073	9,124
Net income	12,545	22,575	5,293	33,392
Less: Net income attributable to non-controlling interest	2,644	2,248	4,021	9,095
Net income attributable to Bluegreen
Vacations Corporation shareholders	$9,901	$20,327	$1,272	$24,297

Comprehensive income attributable to
Bluegreen Vacations Corporation
shareholders	$9,901	$20,327	$1,272	$24,297

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Earnings per share attributable to Bluegreen Vacations Corporation shareholders - Basic and diluted	$0.14	$0.27	$0.02	$0.33

Weighted average number of common shares outstanding:
Basic and diluted	72,485	74,446	73,010	74,446

Cash dividends declared per share	$1.19	$0.17	$1.31	$0.51

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,362,693	Balance at December 31, 2019	$465,659	$744	$269,534	$145,847	$49,534
—	Net income	937	—	—	201	736
—	Dividends to shareholders	(9,667)	—	—	(9,667)	—
(1,878,400)	Stock repurchase	(11,741)	(19)	(11,722)	—	—
72,484,293	Balance at March 31, 2020	445,188	725	257,812	136,381	50,270
—	Net loss	(8,189)	—	—	(8,830)	641
72,484,293	Balance at June 30, 2020	436,999	725	$257,812	127,551	50,911
—	Net income	12,545	—	—	9,901	2,644
—	Dividends to shareholders	(86,256)	—	—	(86,256)	—
72,484,293	Balance at September 30, 2020	$363,288	$725	$257,812	$51,196	$53,555

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,445,923	Balance at December 31, 2018	$475,365	$744	$270,369	$158,641	$45,611
—	Net income	16,869	—	—	15,153	1,716
—	Dividends to shareholders	(12,655)	—	—	(12,655)	—
74,445,923	Balance at March 31, 2019	479,579	744	270,369	161,139	47,327
—	Net loss	(6,052)	—	—	(11,183)	5,131
—	Dividends to shareholders	(12,657)	—	—	(12,657)	—
74,445,923	Balance at June 30, 2019	460,870	744	270,369	137,299	52,458
—	Net income	22,575	—	—	20,327	2,248
—	Dividends to shareholders	(12,655)	—	—	(12,655)	—
74,445,923	Balance at September 30, 2019	$470,790	$744	$270,369	$144,971	$54,706

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income	$5,293	$33,392
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	14,307	14,069
Loss (gain) on disposal of property and equipment	326	(1,926)
Provision for loan losses	44,083	39,483
Benefit for deferred income taxes	(2,047)	(6,563)
Changes in operating assets and liabilities:
Notes receivable	(5,628)	(46,205)
Prepaid expenses and other assets	12,473	(10,586)
Inventory	(3,408)	(12,672)
Accounts payable, accrued liabilities and other, and
deferred income	(13,424)	41,333
Net cash provided by operating activities	51,975	50,325

Investing activities:
Purchases of property and equipment	(5,895)	(18,502)
Proceeds from sale of property and equipment	167	3,249
Proceeds from repayment of related party loan	80,000	—
Net cash provided by (used in) investing activities	74,272	(15,253)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	53,780	79,168
Payments on borrowings collateralized by notes receivable	(96,863)	(102,631)
Proceeds from borrowings collateralized
by line-of-credit facilities and notes payable	80,000	20,386
Payments under line-of-credit facilities and notes payable	(65,597)	(35,731)
Payments of debt issuance costs	(1,134)	(255)
Repurchase and retirement of common stock	(11,741)	—
Dividends paid	(95,923)	(37,967)
Net cash used in financing activities	(137,478)	(77,030)
Net decrease in cash, cash equivalents and
restricted cash	(11,231)	(41,958)
Cash, cash equivalents and restricted cash at beginning of period	239,646	273,134
Cash, cash equivalents and restricted cash at end of period	$228,415	$231,176

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended
	September 30,
	2020	2019

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$22,912	$26,067
Income taxes paid	$400	$15,200

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

In our opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates. Due to the unprecedented impact and uncertainties related to Coronavirus Disease 2019 (“COVID-19”) pandemic, including its potential future impact and other factors, the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other future interim or annual periods. The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2020 (the “2019 Annual Report on Form 10-K”).

Our Business

We are a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through our points-based system, the approximately 218,000 owners in our Vacation Club have the flexibility, subject to availability, to stay at our resorts and have access to nearly 11,300 other hotels and resorts through partnerships and exchange networks. The resorts in which we market, sell or manage VOIs were either developed or acquired by us, or were developed and are owned by third parties. We earn fees for providing sales and marketing services to third party developers. We also earn fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, we provide financing to qualified VOI purchasers, which has historically generated significant interest income.

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

Our operations and activities have been materially adversely impacted by the COVID-19 pandemic as discussed further below.

Controlling Shareholder

Bluegreen Vacations Holding Corporation (“BVH”), formerly BBX Capital Corporation, owns approximately 93% of our issued and outstanding common stock.

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

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to the impact of COVID-19. Such changes could result in, among other adjustments, future impairments of intangibles and long-lived assets, incremental credit losses on VOI notes receivable, a decrease in the carrying amount of our tax assets, or an increase in other obligations as of the time of a relevant measurement event.

Certain amounts for prior periods have been reclassified to conform to the presentation in the current period. The reclassification had no impact on our statements of operations and comprehensive income or statements of cash flows.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic resulted in an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. On March 23, 2020 we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of our Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, we started the process of recommencing our sales and marketing operations and our closed resorts began to welcome guests as government mandates were lifted. By September 30, 2020, we recommenced marketing operations at 87 Bass Pro Shops and Cabela’s stores and commenced marketing operations at 5 new Cabela’s stores, we reactivated our Choice Hotels call transfer program, all of our resorts were open, and all but one of our VOI sales centers were open. Resort occupancy for the third quarter of 2020 was approximately 70%. Additionally, in October 2020, we recommenced marketing activities at one additional Bass Bro Shop and commenced marketing operations at 4 new Cabela’s stores for a total of 97 Bass Pro Shops and Cabela’s stores. However, there is no assurance that our marketing operations at Bass Pro or Cabela’s stores, or our VOI sales centers will remain open, including in the event of an increase in COVID-19 cases.

As a result of the effect of the pandemic, we implemented several cost mitigating activities beginning in March 2020, including reductions in workforce of over 1,600 positions and the placement of another approximate 3,200 of our associates on temporary furlough or reduced work hours.  As of September 30, 2020, approximately 3,200 associates had returned to work on a full-time basis for a total of approximately 4,400 full-time associates compared to approximately 6,060 full-time associates as of September 30, 2019.  As a result of the effect of the COVID-19 pandemic, during the three and nine months ended September 30, 2020, we incurred $0.4 million and $5.1 million in severance, respectively, and $1.5 million and $13.1 million, respectively, of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in our unaudited consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2020.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of September 30, 2020, we evaluated the income tax provisions of the CARES Act and determined they would have no significant effect on either our September 30, 2020 income tax rate or the computation of our estimated effective tax rate for the year ended December 31, 2020. However, we have taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the nine months ended September 30, 2020, we recorded a tax withholding deferral of $5.0 million which is included in accrued liabilities and other in our unaudited consolidated balance sheet as of September 30, 2020, and employee retention tax credits of $6.9 million, which is included in selling, general and administrative expenses in our unaudited consolidated statements of operations and comprehensive income for the nine months ended September 30, 2020.

As a precautionary measure to provide additional liquidity if needed, in March 2020, we drew down $60.0 million under our lines-of-credit and pledged or sold receivables under certain of our receivable backed facilities to increase our cash position. As of September 30, 2020, we repaid the $60.0 million borrowed under our lines-of-credit. While we paid a special cash dividend of $1.19 per share during August 2020, there is no assurance that we will recommence paying regular dividends or pay any other special dividends in the future. During the second quarter of 2020, we suspended our regular quarterly cash dividends on our common stock. Also, in June 2020, we amended our Liberty Bank Facility to extend the advance period and maturity date, reduced the outstanding borrowings from $50.0 million to $40.0 million, decreased the advance rate from 85% for qualified confirming receivables to 80% by September 2020 and, commencing July 1, 2020, changed the interest rate from the Prime Rate with a floor of 4.00% to the Prime Rate minus 0.10% with a floor of 3.40%. In September 2020, we amended our NBA Receivables Facility to extend the advance period and maturity date, decreased the advance rate from 85% for qualified receivables to 80%, and changed the interest rate from one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). In October 2020, we completed the 2020-A Term Securitization, a private offering and sale of approximately $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”) at an overall blended interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0% and the Notes mature in February 2036. Proceeds from the 2020-A Term Securitization were used to paydown approximately $82.1 million owed on existing receivable-backed facilities, (thus creating additional availability on those facilities), capitalize a reserve fund, pay fees and expenses associated with the transaction, and for general corporate purposes. We continue to actively pursue additional credit facility capacity, and capital market transactions. For more detailed information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources” below.

We have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. GAAP requires that we reduce sales of VOIs by our estimate of uncollectible VOI notes receivable. The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. While we believe that it is still too early to know the full impact of COVID- 19 on our default or delinquency rates as of September 30, 2020, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, during March 2020, we recorded an allowance for loan losses of $12.0 million, which includes our estimate of customer defaults as a result of the COVID–19 pandemic, based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

2. Recently Issued Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. Further, the standard requires that public entities disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e. by vintage year). This standard became effective for us on January 1, 2020. We adopted this standard on January 1, 2020 using a modified retrospective method. The adoption did not have a material impact on our consolidated financial statements or related disclosures and no cumulative adjustment was recorded primarily due to the fact our VOI notes receivable are recorded net of an allowance that is calculated in accordance with ASC 606, Revenue from Contracts with Customers. We also elected the practical expedient to not measure an allowance for credit losses for accrued interest receivables, as our interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due.

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

Accounting Standards Not Yet Adopted

The FASB has issued the following accounting pronouncement and guidance relevant to our operations which had not yet been adopted as of September 30, 2020:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets indexed to LIBOR. Although our VOIs notes receivable from our borrowers are not indexed to LIBOR, we currently have $110.8 million of LIBOR indexed junior subordinated debentures, $88.2 million of LIBOR indexed receivable-backed notes payable and lines of credit and $162.0 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) that mature after 2021. Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. We are evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on our results of operations, liquidity and consolidated financial statements.

3. Revenue From Contracts with Customers

We operate our business in the following two segments: (i) Sales of VOIs and financing; and (ii) Resort operations and club management. The table below sets forth our disaggregated revenue by segment from contracts with customers (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Sales of VOIs (1)	$59,265	$66,318	$113,447	$186,351
Fee-based sales commission revenue (1)	22,119	60,478	64,619	161,033
Resort and club management revenue (2)	24,454	27,165	73,707	78,169
Cost reimbursements (2)	15,684	17,883	46,654	48,933
Title fees and other (1)	1,281	4,289	5,353	10,092
Other revenue (2)	2,096	2,290	4,498	5,754
Revenue from customers	124,899	178,423	308,278	490,332
Interest income (3)	19,672	22,081	61,646	65,964
Other income, net	—	2,146	41	4,228
Total revenue	$144,571	$202,650	$369,965	$560,524

(1) Included in our Sales of VOIs and financing segment described in Note 12.

(2) Included in our Resort operations and club management segment described in Note 12.

(3) Interest income of $19.0 million and $20.0 million for three months ended September 30, 2020 and 2019, respectively, and $58.3 million and $60.0 million for the nine months ended September 30, 2020 and 2019, respectively, is included in our Sales of VOIs and financing segment described in Note 12.

4. Notes Receivable

The table below provides information relating to our notes receivable and our allowance for loan losses (dollars in thousands):

	As of
	September 30,	December 31,
	2020	2019
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$197,845	$203,872
VOI notes receivable - securitized	362,073	385,326
Gross VOI notes receivable	559,918	589,198
Allowance for loan losses - non-securitized	(59,271)	(47,894)
Allowance for loan losses - securitized	(90,534)	(92,736)
Allowance for loan losses	(149,805)	(140,630)
VOI notes receivable, net	$410,113	$448,568
Allowance as a % of VOI notes receivable	27%	24%

The weighted-average interest rate charged on our notes receivable secured by VOIs was 14.9% as of September 30, 2020 and December 31, 2019. All of our VOI loans bear interest at fixed rates. Our VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Allowance for Loan Losses

The activity in our allowance for loan losses was as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2020	2019
Balance, beginning of period	$140,630	$134,133
Provision for loan losses	44,083	39,483
Less: Write-offs of uncollectible receivables	(34,908)	(38,340)
Balance, end of period	$149,805	$135,276

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

While we do not believe that the full impact of COVID- 19 is reflected in our default or delinquency rates as of September 30, 2020, we believe that the COVID-19 pandemic has had and is expected to continue to have a significant impact on our VOI notes receivable. Accordingly, in March 2020, we recorded an additional allowance for loan losses of $12.0 million, which includes our estimate of customer defaults as a result of the COVID – 19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

Additional information about our VOI notes receivable by year of origination is as follows as of September 30, 2020 (in thousands):

	Year of Origination
	2020 (3)	2019	2018	2017	2016	2015 and Prior	Total
By FICO score:
701+	$49,843	$92,561	$61,442	$39,863	$29,802	$39,607	$313,118
601-700	30,057	47,499	36,549	26,616	24,508	38,616	203,845
<601 (1)	2,492	4,815	3,266	2,239	2,429	4,445	19,686
Other (2)	225	3,009	4,848	4,484	3,551	7,152	23,269
Total	$82,617	$147,884	$106,105	$73,202	$60,290	$89,820	$559,918

Defaults	$610	$8,251	9,484	$6,559	$4,901	$5,103	$34,908
Allowance for loan loss	$22,945	$43,188	$29,545	$18,070	$17,126	$18,931	$149,805

Delinquency status:
Current	$81,169	$141,008	$99,478	$68,010	$56,417	$81,387	$527,469
31-60 days	612	1,521	1,243	736	558	936	5,606
61-90 days	315	1,510	764	946	408	568	4,511
Over 91 days (2)	521	3,845	4,620	3,510	2,907	6,929	22,332
Total	$82,617	$147,884	$106,105	$73,202	$60,290	$89,820	$559,918

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $15.2 million related to VOI notes receivable that, as of September 30, 2020, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

(3)VOI originations for the nine months ended September 30, 2020.

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination, were as follows:

	As of
	September 30,	December 31,
	2020	2019
FICO Score
701+	59%	59%
601-700	37	37
<601(1)	4	4
Total	100%	100%

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (primarily foreign borrowers).

Our notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of September 30, 2020, and December 31, 2019, $22.3 million and $19.3 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days, our VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $3.8 million and $5.3 million as of September 30, 2020 and December 31, 2019, respectively, and is included within other assets in our unaudited consolidated balance sheets herein.

The following table shows the delinquency status of our VOI notes receivable as of September 30, 2020 and December 31, 2019 (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Current	$527,469	$557,849
31-60 days	5,606	6,794
61-90 days	4,511	5,288
Over 91 days (1)	22,332	19,267
Total	$559,918	$589,198

(1)Includes $15.2 million and $10.6 million of VOI notes receivable as of September 30, 2020 and December 31, 2019, respectively, related to VOI notes receivable that as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

5. Variable Interest Entities

We sell VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to us and are designed to provide liquidity for us and to transfer the economic risks and benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. We service the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties at the time of the securitization.

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. While there is no assurance that compliance will be maintained in the future, as of September 30, 2020, we were in compliance with all material terms under our securitization transactions, and no trigger events had occurred.

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

Under the terms of certain of our VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions by us of defaulted notes for the nine months ended September 30, 2020 and 2019 were $11.1 million and $8.4 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of
	September 30,	December 31,
	2020	2019

Restricted cash	$15,135	$22,534
Securitized notes receivable, net	271,539	292,590
Receivable backed notes payable - non-recourse	303,301	334,246

The restricted cash and the securitized notes receivable balances set forth in the table above are restricted to satisfy obligations of the VIEs.

6. Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	September 30,	December 31,
	2020	2019

Completed VOI units	$271,985	$269,847
Construction-in-progress	—	3,946
Real estate held for future development	78,360	73,144
Total	$350,345	$346,937

7. Debt

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders. Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of September 30, 2020 and December 31, 2019, was as follows (dollars in thousands):

	As of
	September 30, 2020			December 31, 2019
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

NBA Éilan Loan	16,973	3.50%	28,235	18,820	4.95%	31,259
Fifth Third Syndicated LOC	50,000	2.39%	74,028	30,000	3.85%	49,062
Fifth Third Syndicated Term Loan	95,000	2.56%	140,654	98,750	3.71%	161,497
Unamortized debt issuance costs	(1,302)	—	—	(1,410)	—	—
Total	$160,671		$242,917	$146,160		$241,818

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. During March 2020, in an effort to assure adequate liquidity for a sustained period given the effect and uncertainties associated with the COVID-19 pandemic, we drew down $60 million under our line-of-credit which we have repaid as of September 30, 2020. Further, in October 2020, we repaid an additional $20.0 million on our line-of-credit. On June 29, 2020, the facility was amended to modify the definition of certain customary covenants.

Except as described above, there were no new debt issuances or significant changes related to the above listed lines-of-credit or notes payable during the nine ended months September 30, 2020. See Note 10 to our Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K for additional information regarding the lines-of-credit and notes payable.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of
	September 30, 2020			December 31, 2019
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility (1)	$19,715	3.40%	$26,263	$25,860	4.75%	$31,681
NBA Receivables Facility (2)	33,389	3.35%	42,792	32,405	4.55%	39,787
Pacific Western Facility (1)	24,313	3.03%	31,241	30,304	4.68%	37,809
Total	77,417		100,296	88,569		109,277

Receivable-backed notes payable - non-recourse:
KeyBank/DZ Purchase Facility	$60,981	2.50%	$77,140	$31,708	3.99%	$39,448
Quorum Purchase Facility	34,240	4.75-5.50%	39,876	44,525	4.75-5.50%	49,981
2012 Term Securitization	5,025	2.94%	6,162	8,638	2.94%	9,878
2013 Term Securitization	13,286	3.20%	15,139	18,219	3.20%	19,995
2015 Term Securitization	24,302	3.02%	26,998	31,188	3.02%	33,765
2016 Term Securitization	37,952	3.35%	43,794	48,529	3.35%	54,067
2017 Term Securitization	54,507	3.12%	62,877	65,333	3.12%	74,219
2018 Term Securitization	77,148	4.02%	90,088	91,231	4.02%	103,974
Unamortized debt issuance costs	(4,140)	---	—	(5,125)	---	—
Total	303,301		362,074	334,246		385,327
Total receivable-backed debt	$380,718		$462,370	$422,815		$494,604

(1)Recourse on these facilities is in each case limited to $10 million, subject to certain exceptions.

(2)Pursuant to the September 25, 2020 amendment described below, recourse to Bluegreen/Big Cedar Vacations under this amended facility was reduced to $23.8 million, and will be reduced by $1.3 million per month starting October 31, 2020 until it reaches a floor of $10.0 million.

Liberty Bank Facility. Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. On June 25, 2020, we amended the Liberty Bank Facility to extend the revolving credit period from June 2020 to June 2021, and the maturity from March 2023 to June 2024. In addition, the amendment decreased the advance rate with respect to Qualified Timeshare Loans from 85% to 80% of the unpaid principal balance of the Qualified Timeshare Loans. The advance rate with respect to Nonconforming Qualified Timeshare Loans remained 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. The amendment also reduced the maximum permitted outstanding borrowings from $50.0 million to $40.0 million, subject to the terms of the facility and commencing on July 1, 2020 decreased the interest rate to the Wall Street Journal (“WSJ”) Prime Rate minus 0.10% with a floor of 3.40% from the Prime Rate with a floor of 4.00%. In addition, recourse to Bluegreen under the amended facility was reduced to $10.0 million, with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due at maturity. See “2020 Term Securitization” below for information regarding repayments under this facility during October 2020.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”) which was amended and restated on September 25, 2020. The Amended and Restated NBA Receivables Facility extended the revolving advance period from September 2020 to September 2023 and the maturity date from March 2025 to March 2028. In addition, the interest rate on all new advances made under the facility will be one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). Further, if new advances of at least $25.0 million are made by June 30, 2021, the interest rate on borrowings under the facility at September 25, 2020, to the extent then remaining outstanding, will be reduced from the current rate of one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). The Amended and Restated NBA Receivables Facility provides for advances at a rate of 80% on eligible receivables pledged under the facility (decreased from the prior rate of 85%), subject to eligible collateral and specified terms and conditions, during the revolving credit period. The maximum borrowings allowed under the facility remains at $70.0 million. In addition, recourse to Bluegreen/Big Cedar under the amended facility was reduced to $23.8 million as of September 25, 2020 and will be reduced by $1.3 million per month starting October 31, 2020 until it reaches a floor of $10 million. Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On March 17, 2020, the Quorum Purchase Facility was amended to extend the advance period to December 2020 from June 2020. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by the parties. The maturity of the Quorum Purchase Facility is December 2032. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility.

2012 Term Securitization. In October 2020, we repaid in full the notes payable issued in connection with the 2012 Term Securitization.  Accordingly, the related unamortized debt issuance costs of $0.1 million were written off during the fourth quarter of 2020.

Except as described above, there were no new debt issuances or significant changes related to the above listed facilities during the nine months ended September 30, 2020. See Note 10 to our Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities.

2020 Term Securitization. In October 2020, we completed the 2020-A Term Securitization, a private offering and sale of approximately $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”), including approximately $48.6 million of Class A Notes, approximately $47.9 million of Class B Notes and approximately $34.5 million of Class C Notes with interest rates of 1.55%, 2.49%, and 4.22%, respectively, which blends to an overall interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0%. The Notes mature in February 2036. KeyBanc Capital Markets Inc. (“KeyCM”) and Barclays Capital Inc. acted as co-lead managers and were the initial purchasers of the Notes. KeyCM also acted as structuring agent for the transaction.

The amount of the VOI receivables sold or to be sold to BXG Receivables Note Trust 2020-A (the “Trust”) in the transaction is approximately $148.9 million, approximately $138.9 million of which was sold to the Trust at closing and approximately $10.0 million of which (the “Prefunded Receivables”) is expected to be sold to the Trust by February 5, 2021. The gross proceeds of such sales to the Trust are anticipated to be approximately $131.0 million. A portion of the proceeds received to date were used to: repay KeyBank National Association (“KeyBank”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (“DZ Bank”) approximately $61.1 million, representing all amounts outstanding (including accrued interest) under our existing purchase facility with KeyBank and DZ Bank (the "KeyBank/DZ Purchase Facility"); repay Liberty Bank approximately $6.4 million under the Liberty Bank Facility; repay Pacific Western Bank approximately $14.6 million under our existing facility with Pacific Western Bank (the “Pacific Western Bank Facility”); capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2020-A Term Securitization, we, as servicer, funded approximately $5.0 million in connection with the servicer redemption of the notes related to the BXG Receivables Note Trust 2012-A, and certain of the VOI notes in such trust were sold to the Trust in connection with the 2020-A Term Securitization. The remainder of the gross proceeds from the 2020-A Term Securitization are expected to be used by us for general corporate purposes. As a result of the facility repayments described above, (i) there currently are no amounts outstanding under the KeyBank/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2022, (ii) there is currently approximately $13.3 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $40.0 million on a revolving basis through June 30, 2021, and (iii) there is currently approximately $9.7 million outstanding under the Pacific Western Bank Facility, which permits maximum outstanding receivable-backed borrowings of $40.0 million on a revolving basis through September 20, 2021. Thus, additional availability of approximately $82.1 million in the aggregate was created under the KeyBank/DZ Purchase Facility, Liberty Bank Facility and Pacific Western Facility as a result of the repayments. With respect to each of the KeyBank/DZ Purchase Facility, the Liberty Bank Facility and the Pacific Western Bank Facility, the maximum outstanding receivable-backed borrowings permitted as set forth above is subject to eligible collateral and the other terms and conditions of the facility.

Subject to performance of the collateral, we will receive any excess cash flows generated by the receivables transferred under the 2020-A Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2020-A Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

While ownership of the VOI receivables included in the 2020-A Term Securitization is transferred and sold for legal purposes, the transfer of these receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

Junior Subordinated Debentures

Financial data relating to our junior subordinated debentures was as follows (dollars in thousands):

Trust	Carrying Value as of September 30, 2020 (1)	Initial Equity in Trust (2)	Issue Date	Interest Rate	Interest Rate at September 30, 2020	Maturity Date	Carrying Value as of December 31, 2019 (1)

BST I	$15,190	$355	3/15/2005	3-month LIBOR + 4.90%	5.21%	3/30/2035	$15,059
BST II	17,007	401	5/4/2005	3-month LIBOR + 4.85%	5.12%	7/30/2035	16,862
BST III	6,879	164	5/10/2005	3-month LIBOR + 4.85%	5.12%	7/30/2035	6,823
BST IV	10,128	237	4/24/2006	3-month LIBOR + 4.85%	5.16%	6/30/2036	10,040
BST V	10,128	237	7/21/2006	3-month LIBOR + 4.85%	5.16%	9/30/2036	10,040
BST VI	13,378	311	2/26/2007	3-month LIBOR + 4.80%	5.07%	4/30/2037	13,257
	$72,710	$1,705					$72,081

(1)Outstanding balance is reduced by purchase accounting adjustments totaling $38.1 million and $38.7 million as of September 30, 2020 and December 31, 2019, respectively.

(2)Initial Equity in Trust is recorded as part of other assets in the unaudited consolidated balance sheets.

As of September 30, 2020, we were in compliance with all material financial debt covenants under our debt instruments. As of September 30, 2020, we had availability of approximately $182.4 million under our receivable-backed purchase and credit facilities, and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$193,103	$193,103	$190,009	$190,009
Restricted cash	35,312	35,312	49,637	49,637
Notes receivable, net	410,113	542,309	448,568	587,000
Lines-of-credit, notes payable, and receivable-
backed notes payable	541,389	543,500	568,975	589,300
Junior subordinated debentures	72,710	74,500	72,081	98,500

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

9. Commitments and Contingencies

Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of certain Bass Pro and Cabela’s retail locations and through other means. Pursuant to a settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20.0 million during June 2019 and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. In June 2019, we accrued for the net present value of the settlement, plus attorney’s fees and costs, totaling approximately $39.1 million. The first $4.0 million annual payment was made during January 2020. As of September 30, 2020, $14.5 million was accrued for the remaining payments required by the settlement agreement, which are included in accrued liabilities and other in the unaudited consolidated balance sheet as of September 30, 2020.

During the nine months ended September 30, 2020 and 2019, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 11% and 13%, respectively, of our VOI sales volume. In March 2020 as a result of the COVID-19 pandemic, we temporarily closed our retail marketing operations at Bass Pro Shops and Cabela’s stores. Subject to the terms and conditions of the settlement agreement, we will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2020, we paid $5.2 million for this fixed fee, of which $1.3 million was prepaid and is included in our unaudited consolidated balance sheet as of September 30, 2020. We had marketing operations at 26 Cabela’s stores at September 30, 2020 and are required to begin marketing operations in at least 14 more stores by December 31, 2020. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. Beginning in mid-May 2020 we resumed our retail marketing operations at certain Bass Pro Shops and Cabela’s stores. By September 30, 2020, we recommenced marketing operations at 87 Bass Pro Shops and Cabela’s stores and commenced marketing operations at 5 new Cabela’s stores. Additionally, in October 2020, we recommenced marketing operations in one additional Bass Pro Shop and commenced marketing operations at 4 new Cabela’s stores for a total of 97 Bass Pro Shops and Cabela’s stores.

In December 2019, our then-serving President and Chief Executive Officer resigned. In connection with his resignation, we agreed to make payments totaling $3.5 million over a period of 18 months, $1.8 million of which remained payable as of September 30, 2020. Additionally, during 2019 we entered into certain agreements with other executives related to their separation from Bluegreen or change in position. Pursuant to the terms of these agreements, we agreed to make payments totaling $2.5 million through September 30, 2020. All payments have been made under these agreements as of September 30, 2020.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs.  During the nine months ended September 30, 2020 and 2019, we paid $7.7 million and $10.5 million in subsidy payments in connection with these arrangements. As of September 30, 2020, we had $10.1 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2019, we had no accrued liabilities for such subsidies.

In the ordinary course of business, we become subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or our other business activities. We are also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold by us during 2012. Additionally, from time to time in the ordinary course of business, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and other individuals and entities, and we also receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. We take these matters seriously and attempt to resolve any such issues as they arise. We may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions we take or may be required to take as a result thereof.

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

On February 28, 2018, Oscar Hernandez and Estella Michael filed purported class action litigation in San Bernardino Superior Court against BVU.  The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs seek to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1,

2014.  In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. The parties have executed the settlement documents. The court issued preliminary approval of the settlement agreement on September 8, 2020. The final approval hearing is set for January 2021.

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

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and have also asserted that we and our outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the Judge certified a class regarding the unauthorized practice of law claim and dismissed the claims regarding abuse of process. We believe the lawsuit is without merit.

On July 7, 2020, Robert Barban and approximately 172 other plaintiffs filed an action against our subsidiaries, Bluegreen Resorts Management, Inc. (“BRM”) and Vacation Trust, Inc. (“VTI”), seeking a financial review. Plaintiffs further allege that the allocation system in place does not allow them to freely and easily use, occupy, and enjoy the accommodations and facilities. Finally, they allege that BRM has unreasonably escalated operating costs and that VTI failed to protect the plaintiffs from these costs. We intend to vigorously defend the action and intend to move to dismiss the complaint on a number of grounds including the parties’ agreements to arbitrate these issues.

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the TCPA. Specifically, the named plaintiff alleges that he received at least nine telemarketing calls from BVU while he was on the National Do Not Call Registry. He seeks to certify a class of similarly situated plaintiffs. We intend to vigorously defend the action. We filed a motion to dismiss, and plaintiff in response filed an amended complaint on September 18, 2020.

On August 30, 2020, over 100 VOI owners at The Manhattan Club (“TMC”) sued BVU and certain unaffiliated entities (the “Non-Bluegreen Defendants”). The complaint includes claims arising out of alleged misrepresentations made during the sale of VOIs at TMC and certain post-sale operational practices, including allegedly charging owners excessive annual maintenance fees and implementing reservation policies that the restrict the ability of VOI owners to use their points to access the resort while allowing the general public to make reservations. The plaintiffs assert in the complaint that Bluegreen acquired operational control of TMC from the Non-Bluegreen Defendants in 2018 and assumed joint liability for any prior wrongdoing by them. We believe this assertion to be erroneous and that the claims against BVU are without merit. Accordingly, we have moved to dismiss the claims against BVU.

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 9.7% in 2020. We also estimate that approximately 13.7% of the total delinquencies on our VOI notes receivable as of September 30, 2020 related to VOI notes receivable subject to this issue. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, we filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, we alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about us and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. We believe the consumers are paying fees to the TPEs in exchange for illusory services. We have asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. We have reached favorable settlements with the TPE principals and are awaiting formal court approval of a settlement with the bankruptcy trustee. The settlement with the principals includes findings of fact against the defendants regarding their business practices and a permanent injunction prohibiting the principals of the TPE from working again in the timeshare exit space.

On November 13, 2019, we filed a lawsuit against timeshare exit firm The Montgomery Law Firm and certain of its affiliates (also included in “TPEs”). In the complaint, we alleged as discussed above, that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about us, provided misleading information to the VOI owners and encouraged nonpayment by consumers. We believe the consumers are paying fees to the TPEs in exchange for illusory services. We have asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. Defendants have moved to dismiss the complaint which is pending.

10. Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016 for federal returns and 2015 for state returns.

Our effective income tax rate was approximately 46% and 27% during the nine months ended September 30, 2020 and 2019, respectively. Effective income tax rates for interim periods are based upon our current estimated annual rate. Our effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. As such, our effective income tax rate for the nine months ended September 30, 2020 reflects our current estimate of the COVID-19 pandemic on our 2020 annual taxable earnings, state taxes, non-deductible items and changes in valuation allowances on deferred tax assets.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of September 30, 2020, we evaluated the income tax provisions of the CARES Act and determined that they have no significant effect on either our September 30, 2020 tax rate or the computation of effective tax rate for the year ending December 31, 2020. However, we have taken advantage of the deferral of the employee portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the nine months ended September 30, 2020, we recorded a tax withholding deferral of $5.0 million and employee retention tax credits of $6.9 million, which is included in selling, general and administrative expenses in our unaudited consolidated statement of operations and comprehensive income for the nine months ended September 30, 2020.

Certain of our state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

In May 2015, we entered into Agreement to Allocate Consolidated Income Tax Liability and Benefits with BVH, which owns approximately 93% of our outstanding common stock, and its other subsidiaries at the time pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Pursuant to the Consolidated Tax Agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes are used by another party to the Consolidated Tax Agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. We, under this agreement, did not make any payments to or receive any payments from BVH or its affiliated entities during the three months ended September 30, 2019 or the three or nine months ended September 30, 2020. We paid BVH or its affiliated entities $13.0 million under this agreement during the nine months ended September 30, 2019. The Consolidated Tax Agreement was terminated with respect to BBX Capital, Inc. (“New BBX Capital”) and its subsidiaries in connection with BVH’s spin-off of New BBX Capital on September 30, 2020.

As of September 30, 2020, we did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

11. Related Party Transactions

BVH may be deemed to be controlled by Alan B. Levan, Chairman, Chief Executive Officer and President of BVH, John E. Abdo, Vice Chairman of BVH, Jarett S. Levan, a director of BVH and its former President and Seth M. Wise, director of BVH and former Executive Vice President. Together, they may be deemed to beneficially own shares of BVH’s Class A Common Stock and Class B Common Stock representing approximately 78% of BVH’s total voting power. Mr. Alan Levan is our Chairman and was appointed our President and Chief Executive Officer effective January 1, 2020. During 2019, we accrued $2.0 million of compensation for Mr. Alan Levan for the performance of certain services for us in a non-executive capacity, all of which was paid during March 2020. John E. Abdo is our Vice Chairman, has been in an executive capacity since October 1, 2020 and previously been in a non-executive capacity. Further, Mr. Jarett Levan and Mr. Wise are members of our Board. In addition, Raymond S. Lopez serves as our Chief Operating Officer and Chief Financial Officer and as BVH’s Chief Financial Officer. Mr. Alan Levan, Mr. Abdo and Mr. Lopez receive a significant portion of their compensation from us for their services to us and to BVH.

In April 2015, pursuant to a Loan Agreement and Promissory Note, our wholly-owned subsidiary provided an $80.0 million loan to BVH. Amounts outstanding bore interest at a rate of 6% per annum until April 17, 2020, at which time the interest rate was decreased to 4% per annum. Interest only payments were required on a quarterly basis, with all outstanding amounts becoming due and payable at maturity. In March 2020, the Loan Agreement and Promissory Note was amended to extend the maturity date from April 17, 2020 to April 17, 2021. During the three months ended September 30, 2020 and 2019, we recognized $0.5 million and $1.2 million of interest income on the loan to BVH, respectively. During the nine months ended September 30, 2020 and 2019, we recognized $2.5 million and $3.6 million, respectively, of interest income on the loan to BVH. We paid on August 21, 2020, a special cash dividend of $1.19 per share of our common stock. During August 2020, BVH utilized its proceeds from the special cash dividend to repay the loan in full.

We paid or reimbursed BVH or its affiliated entities at the time $0.7 million and $1.3 million during the three and nine months ended September 30, 2020, respectively, and $0.4 and $1.3 million during the three and nine months ended September 30, 2019, respectively, for management advisory, risk management, administrative and other services. We had accrued $0.2 million and $0.2 million for the services described above as of September 30, 2020 and December 31, 2019, respectively. BVH or its affiliates at the time paid or reimbursed us $0.1 million and $0.2 million during the three and nine months ended September 30, 2020, respectively, and $0.2 million during the three and nine months ended September 30, 2019 for certain shared services. As of both September 30, 2020 and December 31, 2019, $0.1 million was due to us for these services.

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

Our Resort operations and club management segment includes our provision of management services activities for our Vacation Club and for a majority of the HOAs of the resorts within our Vacation Club. In connection with those services, we also provide club reservation services, services to owners and billing and collections services to our Vacation Club and certain HOAs. Additionally, we generate revenue within our resort operations and club management segment from our Traveler Plus program, food and beverage and other retail operations, our third-party rental services activities, and management of construction activities for certain of our fee-based developer clients.

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

The table below sets forth our segment information for the three months ended September 30, 2020 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$59,265	$—	$—	$—	$59,265
Fee-based sales commission revenue	22,119	—	—	—	22,119
Other fee-based services revenue	1,281	26,550	—	—	27,831
Cost reimbursements	—	15,684	—	—	15,684
Mortgage servicing revenue	1,403	—	—	(1,403)	—
Interest income	19,049	—	623	—	19,672
Total revenue	103,117	42,234	623	(1,403)	144,571

Costs and expenses:

Cost of VOIs sold	3,597	—	—	—	3,597
Net carrying cost of VOI inventory	8,580	—	—	(8,580)	—
Cost of other fee-based services	800	11,481	—	8,580	20,861
Cost reimbursements	—	15,684	—	—	15,684
Selling, general and administrative expenses	59,502	—	20,254	(406)	79,350
Mortgage servicing expense	997	—	—	(997)	—
Interest expense	3,910	—	3,409	—	7,319
Other expense, net	—	—	365	—	365
Total costs and expenses	77,386	27,165	24,028	(1,403)	127,176
(Loss) Income before non-controlling interest and (benefit) provision for income taxes	$25,731	$15,069	$(23,405)	$—	$17,395

Add: Depreciation and amortization	1,405	208
Add: Severance	208	114
Segment Adjusted EBITDA (1)	$27,344	$15,391

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the three months ended September 30, 2019 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$66,318	$—	$—	$—	$66,318
Fee-based sales commission revenue	60,478	—	—	—	60,478
Other fee-based services revenue	4,289	29,455	—	—	33,744
Cost reimbursements	—	17,883	—	—	17,883
Mortgage servicing revenue	1,588	—	—	(1,588)	—
Interest income	20,043	—	2,038	—	22,081
Other income, net	537	—	1,609	—	2,146
Total revenue	153,253	47,338	3,647	(1,588)	202,650

Costs and expenses:

Cost of VOIs sold	3,121	—	—	—	3,121
Net carrying cost of VOI inventory	5,878	—	—	(5,878)	—
Cost of other fee-based services	2,442	14,552	—	5,878	22,872
Cost reimbursements	—	17,883	—	—	17,883
Selling, general and administrative expenses	95,672	—	22,388	(27)	118,033
Mortgage servicing expense	1,561	—	—	(1,561)	—
Interest expense	5,062	—	5,326	—	10,388
Total costs and expenses	113,736	32,435	27,714	(1,588)	172,297
(Loss) Income before non-controlling interest and (benefit) provision for income taxes	$39,517	$14,903	$(24,067)	$—	$30,353

Add: Depreciation and amortization	1,507	321
Add: Severance	594	238
Segment Adjusted EBITDA (1)	$41,618	$15,462

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the nine months ended September 30, 2020 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$113,447	$—	$—	$—	$113,447
Fee-based sales commission revenue	64,619	—	—	—	64,619
Other fee-based services revenue	5,353	78,205	—	—	83,558
Cost reimbursements	—	46,654	—	—	46,654
Mortgage servicing revenue	4,508	—	—	(4,508)	—
Interest income	58,258	—	3,388	—	61,646
Other income, net	—	—	41	—	41
Total revenue	246,185	124,859	3,429	(4,508)	369,965

Costs and expenses:

Cost of VOIs sold	8,734	—	—	—	8,734
Net carrying cost of VOI inventory	27,407	—	—	(27,407)	—
Cost of other fee-based services	2,989	30,711	—	27,407	61,107
Cost reimbursements	—	46,654	—	—	46,654
Selling, general and administrative expenses	174,969	—	48,603	(1,145)	222,427
Mortgage servicing expense	3,363	—	—	(3,363)	—
Interest expense	12,745	—	11,932	—	24,677
Total costs and expenses	230,207	77,365	60,535	(4,508)	363,599
(Loss) Income before non-controlling interest and (benefit) provision for income taxes	$15,978	$47,494	$(57,106)	$—	$6,366

Add: Depreciation and amortization	4,447	588
Add: Severance	3,977	1,347
Segment Adjusted EBITDA (1)	$24,402	$49,429

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the nine months ended September 30, 2019 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$186,351	$—	$—	$—	$186,351
Fee-based sales commission revenue	161,033	—	—	—	161,033
Other fee-based services revenue	10,092	83,923	—	—	94,015
Cost reimbursements	—	48,933	—	—	48,933
Mortgage servicing revenue	4,621	—	—	(4,621)	—
Interest income	59,985	—	5,979	—	65,964
Other income, net	537	—	3,691	—	4,228
Total revenue	422,619	132,856	9,670	(4,621)	560,524

Costs and expenses:

Cost of VOIs sold	17,541	—	—	—	17,541
Net carrying cost of VOI inventory	18,853	—	—	(18,853)	—
Cost of other fee-based services	4,832	40,228	—	18,853	63,913
Cost reimbursements	—	48,933	—	—	48,933
Selling, general and administrative expenses	299,028	—	59,145	(507)	357,666
Mortgage servicing expense	4,114	—	—	(4,114)	—
Interest expense	15,391	—	14,564	—	29,955
Total costs and expenses	359,759	89,161	73,709	(4,621)	518,008
Income (loss) before non-controlling interest and provision (benefit) for income taxes	$62,860	$43,695	$(64,039)	$—	$42,516

Add: Depreciation and amortization	4,577	1,050
Add: Severance	594	238
Add: Bass Pro Settlement	39,121	—
Segment Adjusted EBITDA (1)	$107,152	$44,983

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

•risks relating to public health issues, including in particular the COVID-19 pandemic and the effects of the pandemic. These include resort closures, travel and business restrictions, volatility in the international and national economy and credit markets, worker absenteeism, quarantines and other health-related restrictions; the length and severity of the COVID-19 pandemic and our ability to successfully resume full business operations thereafter; governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic and the duration thereof, which is uncertain and will impact our ability to fully utilize resorts, sales centers and other marketing activities; the pace of recovery following the COVID-19 pandemic; competitive conditions; our liquidity and the availability of capital; our ability to successfully implement our strategic plans and initiatives to navigate the COVID-19 pandemic; risks that our current or future marketing alliances may not be available to us in the future; risks that default rates may increase and exceed our expectations; risks related to our indebtedness, including the potential for accelerated maturities and debt covenant violations; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on consumers, including their income, their level of discretionary spending both during and after the pandemic, and their views towards travel and the vacation ownership industries; and the risk that our resort management fees and finance operations may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all;

•adverse changes to, expirations or terminations of, or interruptions in, and other risks relating to our business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances, and the risk that our business relationship with Bass Pro under the revised terms of our marketing agreement and our relationship with Choice Hotels may not be as profitable as anticipated, or at all, or otherwise result in the benefits anticipated;

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

•our ability to successfully implement our marketing strategies and plans and the impact they may have on our results and financial condition, including that efforts to increase our VOI sales, to the extent pursued, may not be successful and may impact our cash flow;

•our ability to compete effectively in the highly competitive vacation ownership industry and against hotel and providers of other hospitality and lodging alternatives;

•our ability to offer or further enhance the Vacation Club experience for our Vacation Club owners and risks related to our efforts and expenses in connection therewith, including that they may not result in the benefits anticipated and expenses may be greater than anticipated;

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

•risks that natural disasters, including hurricanes, earthquakes, fires, floods and windstorms may adversely impact our business and operating results, including due to any damage to physical assets or interruption of access to physical assets or operations resulting therefrom, and the frequency and severity of natural disasters may increase due to climate change or other factors;

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

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussions of terms that are not recognized terms under generally accepted accounting principles in the United States (“GAAP”), and financial measures that are not calculated in accordance with GAAP, including system-wide sales of VOIs, guest tours, sale to tour conversion ratio, average sales volume per guest, EBITDA, Adjusted EBITDA, and Segment Adjusted EBITDA. Refer to “Key Business and Financial Metrics and Terms Used by Management” below for further discussion of these financial metrics. In addition, see “Results of Operations” below for a reconciliation of EBITDA and Adjusted EBITDA to net income and system-wide sales of VOIs to gross sales of VOIs, which in each case, is the most comparable GAAP financial measure.

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

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 218,000 owners in our Vacation Club have the flexibility, subject to availability, to stay at our resorts and have access to nearly 11,300 other hotels and resorts through partnerships and exchange networks. We also have a sales and marketing platform supported by marketing relationships, such as with Bass Pro and Choice Hotels. These marketing relationships have historically generated sales within our core demographic.

Bluegreen Vacations Holding Corporation (“BVH”), formerly BBX Capital Corporation, currently owns approximately 93% of our issued and outstanding common stock.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. On March 23, 2020 we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of our Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, we started the process of recommencing our sales and marketing operations and our closed resorts began to welcome guests as government mandates were lifted. By September 30, 2020, we recommenced marketing operations at 87 Bass Pro Shops and Cabela’s stores and commenced marketing operations at 5 new Cabela’s stores, we reactivated our Choice Hotels call transfer program, all of our resorts were open, and all but one of our VOI sales centers were open. Resort occupancy for the third quarter of 2020 was approximately 70%. Additionally, in October 2020, we recommenced marketing operations in one additional Bass Pro Shop and commenced marketing operations at 4 new Cabela’s stores for a total of 97 Bass Pro Shops and Cabela’s stores. However, there is no assurance that our marketing operations at Bass Pro or Cabela’s stores, or our VOI sales centers will remain open, including in the event of an increase in COVID-19 cases.

As a result of the effect of the pandemic, we implemented several cost mitigating activities beginning in March 2020, including reductions in workforce of over 1,600 positions and the placement of another approximate 3,200 of our associates on temporary furlough or reduced work hours. As of September 30, 2020, approximately 3,200 associates had returned to work on a full-time basis for a total of approximately 4,400 full-time associates as of September 30, 2020 compared to approximately 6,060 full-time associates as of September 30, 2019. As a result of the effect of the COVID-19 pandemic, during the three and nine months ended September 30, 2020, we incurred $0.4 million and $5.1 million in severance, respectively, and $1.5 million and $13.1 million, respectively, of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in our unaudited consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2020.

As a precautionary measure to provide additional liquidity if needed, in March 2020, we drew down $60.0 million under our lines-of-credit and pledged or sold receivables under certain of our receivable backed facilities to increase our cash position. As of September 30, 2020, we repaid the $60.0 million borrowed under our lines-of-credit. While we paid a special cash dividend of $1.19 per share during August 2020, there is no assurance that we will recommence paying regular dividends or pay any other special dividends in the future. During the second quarter of 2020, we suspended our regular quarterly cash dividends on our common stock. Also, in June 2020, we amended our Liberty Bank Facility to extend the advance period and maturity date, reduced the outstanding borrowings from $50.0 million to $40.0 million, decreased the advance rate from 85% for qualified confirming receivables to 80% by September 2020 and, commencing July 1, 2020, changed the interest rate from the Prime Rate with a floor of 4.00% to the Prime Rate minus 0.10% with a floor of 3.40%. In September 2020, we amended our NBA Receivables Facility to extend the advance period and maturity date, decreased the advance rate from 85%

for qualified receivables to 80%, and changed the interest rate from one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). In October 2020, we completed the 2020-A Term Securitization, a private offering and sale of approximately $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”) at an overall blended interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0% and the Notes mature in February 2036. Proceeds from the 2020-A Term Securitization were used to paydown approximately $82.1 million owed on existing receivable-backed facilities, (thus creating additional availability on those facilities), capitalize a reserve fund, pay fees and expenses associated with the transaction, and for general corporate purposes. We continue to actively pursue additional credit facility capacity, and capital market transactions. For more detailed information see “Liquidity and Capital Resources” below.

We have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. GAAP requires that we reduce sales of VOIs by our estimate of uncollectible VOI notes receivable. The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. While we believe that it is still too early to know the full impact of COVID- 19 on our default or delinquency rates as of September 30, 2020, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, during March 2020, we recorded an allowance for loan losses of $12.0 million, which includes our estimate of customer defaults as a result of the COVID–19 pandemic, based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of September 30, 2020, we evaluated the income tax provisions of the CARES Act and determined they would have no significant effect on either our September 30, 2020 income tax rate or the computation of our estimated effective tax rate for the year ended December 31, 2020. However, we have taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the nine months ended September 30, 2020, we recorded a tax withholding deferral of $5.0 million and employee retention tax credits of $6.9 million, which is included in selling, general and administrative expenses in our unaudited consolidated statements of operations and comprehensive income for the nine months ended September 30, 2020.

VOI Sales and Financing

Our primary business is the marketing and selling of deeded VOIs, developed either by us or by third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at nearly 11,300 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, we began selling VOIs on behalf of third-party developers and have successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a mix of developed and capital-light inventory as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA, fee-based VOI sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 32% and 38% of system-wide sales of VOIs during the three month and nine months ended September 30, 2020, respectively, and 51% for each of the three and nine months ended September 30, 2019. While we intend to remain flexible with respect to our sales of the different categories of our VOI inventory in the future based on economic conditions, business initiatives and other considerations, we currently expect that our percentage of fee-based sales will continue to decrease over time to reflecting our recent focus on developed VOI sales. In conjunction with our VOI sales, we also generate interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of September 30, 2020, the weighted-average interest rate on our VOI notes receivable was 14.9%. In addition, we earn fees for various other services, including title and escrow services in connection with the closing of VOI sales, and we generate fees for mortgage servicing.

Resort Operations and Club Management

We enter into management agreements with the HOAs that maintain most of the resorts in our Vacation Club and earn fees for providing management services to those HOAs and our approximately 218,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts generally yield recurring cash flows and do not have the traditional risks associated with hotel management contracts that are generally linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. In addition to resort and club management services, we earn fees for various other services that generally produce recurring, predictable and long term-revenue, including construction management services for third-party developers. As described above, while some of our Club and Club Associate Resorts were closed during March 2020 in response to the COVID-19 pandemic, all were subsequently reopened and remained open as of September 30, 2020.

Key Business and Financial Metrics Used by Management

Operating Metrics

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

For further information see Item 8. Financial Statements and Supplementary Data – Note 2: Basis of Presentation and Recently Issued Accounting Pronouncements in our Annual Report on Form 10-K for the year ended December 31, 2019.

EBITDA and Adjusted EBITDA

EBIDTA and Adjusted EBITDA. We define EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes and depreciation and amortization. We define Adjusted EBITDA as our EBITDA, adjusted to exclude amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which we own a 51% interest), loss (gain) on assets held for sale, and other items that we believe are not representative of ongoing operating results. Accordingly, we exclude severance charges net of employee retention tax credits, incremental costs associated with the COVID-19 pandemic, and amounts paid, accrued or incurred in connection with the Bass Pro settlement in June 2019 in the computation of Adjusted EBITDA. For purposes of the EBITDA and Adjusted EBITDA calculations for each period presented, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of our business.

We consider our total EBITDA, Adjusted EBITDA and our Segment Adjusted EBITDA to be indicators of our operating performance, and they are used by us to measure our ability to service debt, fund capital expenditures and expand our business. EBITDA and Adjusted EBITDA are also used by companies, lenders, investors and others because they exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing our results as reported under GAAP. The limitations of using EBITDA or Adjusted EBITDA as an analytical tool include, without limitation, that EBITDA and Adjusted EBITDA do not reflect (i) changes in, or cash requirements for, our working capital needs; (ii) our interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness (other than as noted above); (iii) our tax expense or the cash requirements to pay our taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. In addition, our definition of Adjusted EBITDA may not be comparable to definitions of Adjusted EBITDA or other similarly titled measures used by other companies.

Results of Operations

Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

We consider Segment Adjusted EBITDA in connection with our evaluation of the operating performance of our business segments as described in Note 12: Segment Reporting to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. See above for a discussion of our definition of Adjusted EBITDA, how management uses it to manage our business, and material limitations on its usefulness. The following tables set forth Segment Adjusted EBITDA, total Adjusted EBITDA, EBITDA and a reconciliation of EBITDA and Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Adjusted EBITDA - sales of VOIs and financing	$27,344	$41,618	$24,402	$107,152
Adjusted EBITDA - resort operations and club management	15,391	15,462	49,429	44,983
Total Segment Adjusted EBITDA	42,735	57,080	73,831	152,135
Less: corporate and other	(20,373)	(20,109)	(44,575)	(60,308)
Total Adjusted EBITDA attributable to shareholders	$22,362	$36,971	$29,256	$91,827

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income attributable to shareholders	$9,901	$20,327	$1,272	$24,297
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	2,644	2,248	4,021	9,095
Net Income	12,545	22,575	5,293	33,392
Add: Depreciation and amortization	3,891	3,585	11,680	10,453
Less: Interest income (other than interest earned on VOI notes receivable)	(623)	(1,799)	(3,388)	(5,437)
Add: Interest expense - corporate and other	3,409	5,326	11,932	14,564
Add: Franchise taxes	101	112	118	171
Add: Provision for income taxes	4,850	7,778	1,073	9,124
EBITDA	24,173	37,577	26,708	62,267
Loss (gain) on assets held for sale	283	(166)	326	(2,146)
Add: Severance, net of employee retention
credits	381	1,924	4,904	1,924
Add: COVID-19 incremental costs	282	—	1,756	—
Add: Bass Pro Settlement	—	—	—	39,121
Adjusted EBITDA	25,119	39,335	33,694	101,166
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(2,757)	(2,364)	(4,438)	(9,339)
Adjusted EBITDA attributable to
shareholders	$22,362	$36,971	$29,256	$91,827

The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Gross sales of VOIs	$71,149	$82,729	$157,530	$225,834
Add: Fee-Based sales	33,159	87,646	97,266	237,793
System-wide sales of VOIs	$104,308	$170,375	$254,796	$463,627

For the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019

Sales of VOIs and Financing

	For the Three Months Ended September 30,
	2020		2019
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$37,314	36%	$87,863	52%
Secondary Market sales	24,076	23	72,081	42
Fee-Based sales	33,159	32	87,646	51
JIT sales	14,845	14	4,505	3
Less: Equity trade allowances (6)	(5,086)	(5)	(81,720)	(48)
System-wide sales of VOIs	104,308	100%	170,375	100%
Less: Fee-Based sales	(33,159)	(32)	(87,646)	(51)
Gross sales of VOIs	71,149	68	82,729	49
Provision for loan losses (2)	(11,884)	(17)	(16,411)	(20)
Sales of VOIs	59,265	57	66,318	39
Cost of VOIs sold (3)	(3,597)	(6)	(3,121)	(5)
Gross profit (3)	55,668	94	63,197	95
Fee-Based sales commission revenue (4)	22,119	67	60,478	69
Financing revenue, net of financing expense	15,545	15	15,008	9
Other income, net	—	0	537	(1)
Other fee-based services, title operations and other, net	481	0	1,847	1
Net carrying cost of VOI inventory	(8,580)	(8)	(5,878)	(3)
Selling and marketing expenses	(53,613)	(51)	(88,232)	(52)
General and administrative expenses - sales and marketing	(5,889)	(6)	(7,440)	(4)
Operating profit - sales of VOIs and financing	25,731	25%	39,517	23%
Add: Depreciation and amortization	1,405		1,507
Add: Severance	208		594
Adjusted EBITDA - sales of VOI and financing	$27,344		$41,618

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

(6)Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs. Subject to certain exceptions, equity trade allowances were generally eliminated in June 2020.

	For the Nine Months Ended September 30,
	2020		2019
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$128,396	50%	$255,288	55%
Secondary Market sales	98,576	39	184,571	40%
Fee-Based sales	97,266	38	237,793	51
JIT sales	20,453	8	9,157	2
Less: Equity trade allowances (6)	(89,895)	(35)	(223,182)	(48)
System-wide sales of VOIs	254,796	100%	463,627	100%
Less: Fee-Based sales	(97,266)	(38)	(237,793)	(51)
Gross sales of VOIs	157,530	62	225,834	49
Provision for loan losses (2)	(44,083)	(28)	(39,483)	(17)
Sales of VOIs	113,447	45	186,351	40
Cost of VOIs sold (3)	(8,734)	(8)	(17,541)	(9)
Gross profit (3)	104,713	92	168,810	91
Fee-Based sales commission revenue (4)	64,619	66	161,033	68
Financing revenue, net of financing expense	46,658	18	45,101	10
Other income, net	—	0	537	0
Other fee-based services, title operations and other, net	2,364	1	5,260	1
Net carrying cost of VOI inventory	(27,407)	(11)	(18,853)	(4)
Selling and marketing expenses	(155,597)	(61)	(238,205)	(51)
General and administrative expenses - sales and marketing	(19,372)	(8)	(60,823)	(13)
Operating profit - sales of VOIs and financing	15,978	6%	62,860	14%
Add: Depreciation and amortization	4,447		4,577
Add: Severance	3,977		594
Add: Bass Pro Settlement	—		39,121
Adjusted EBITDA - sales of VOIs and financing	$24,402		$107,152

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

(6)Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs. Subject to certain exceptions, equity trade allowances were generally eliminated in June 2020.

Sales of VOIs. Sales of VOIs were $59.3 million and $113.4 million during the three and nine months ended September 30, 2020, respectively, and $66.3 million and $186.4 million during the three and nine months ended September 30, 2019, respectively. Sales of VOIs were impacted by the factors described in the discussion of system-wide sales of VOIs, primarily the adverse impact of the COVID-19 pandemic. Gross sales of VOIs were reduced by $11.9 million and $44.1 million during the three and nine months ended September 30, 2020, respectively, and $16.4 million and $39.5 million during the three and nine months ended September 30, 2019, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing and newly originated loans. Our provision for loan losses as a percentage of gross sales of VOIs was 17% and 28% during the three and nine months ended September 30, 2020, respectively, and 20% and 17% for the three and nine months ended September 30, 2019, respectively. The percentage of our sales which were realized in cash within 30 days from sale was approximately 41% and 40% during the three months ended September 30, 2020 and September 30, 2019, respectively, and 41% and 42% during the nine months ended September 30, 2020 and September 30, 2019, respectively.

The decrease in the provision for loan losses during the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to an increase in sales realized in cash and an increase in sales to existing owners during the 2020 period. Further, we believe that it is still too early to know the full impact of COVID-19 on our default or delinquency rates, however, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, in March 2020, we recorded an allowance for loan losses of $12.0 million, which includes our estimate of customer defaults as a result of the COVID-19 pandemic, based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. In March 2020, we began receiving requests from borrowers requesting a modification of their VOI note receivable due to financial hardship resulting from the economic impacts of the COVID-19 pandemic. Hardship requests declined in June 2020 and the program was discontinued on June 30, 2020. As of September 30, 2020, 3.8% of our portfolio was granted up to a three-month deferral or extension of payments, of which 86% have subsequently resumed payments under the newly modified terms. In addition to the COVID-19 pandemic, the provision for loan losses continues to be impacted by defaults which we believe are attributable to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters during the nine months ended September 30, 2020, decreased by 4% compared to the same period of 2019. See Note 9: Commitments and Contingencies to our unaudited consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions we have taken in connection with such letters. The impact of the COVID-19 pandemic is highly uncertain and there is no assurance that our steps taken to mitigate the impact on the pandemic or actions taken by timeshare exit firms will be successful. As a result, actual defaults may differ from our estimates and the allowance for loan losses may not prove to be adequate.

In addition to the factors described which impact system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended September 30,
	2020	2019

Average annual default rates	9.71%	8.59%

	As of September 30,
	2020	2019

Delinquency rates	3.23%	3.31%

System-wide sales of VOIs. System-wide sales of VOIs were $104.3 million and $254.8 million during the three and nine months ended September 30, 2020, respectively, and $170.4 million and $463.6 million during the three and nine months ended September 30, 2019, respectively. System-wide sales of VOIs increased by 16.5% through February 29, 2020 compared to the same period in 2019. However, as previously described, on March 23, 2020, as a result of the COVID-19 pandemic, we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. Beginning in mid-May 2020, we started the process of recommencing our sales and marketing operations, except for marketing operations at outlet malls due to our determination that traffic to the malls did not justify reopening. By September 30, 2020, we recommenced our marketing operations at 87 Bass Pro Shops and Cabela’s stores and commenced marketing operations at 5 new Cabela’s stores, we reactivated our Choice Hotels call transfer program, all of our resorts were open, and all but one of our VOI sales centers were open. The temporary closure of all marketing operations and VOI sales centers as a result of the COVID-19 pandemic and other adverse impacts of the pandemic significantly impacted system-wide sales of VOIs during the three and nine months ended September 30, 2020 and is expected to continue to significantly impact system-wide sales of VOIs for the foreseeable future, including the remainder of 2020. However, the ultimate impact, including the extent and duration of the impact, cannot be predicted at this time.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. We manage which VOIs are sold based on several factors, including the needs of fee-based clients, our debt service requirements and default resale requirements under term securitizations and similar transactions. These factors and business initiatives contribute to fluctuations in the amount of sales by category from period to period. Fee-Based Sales comprised 32% and 38% of system-wide sales of VOIs during the three and nine months ended September 30, 2020, respectively, and 51% during both of the three and nine months ended September 30, 2019, respectively. The decrease in system-wide sales was due in part to the temporary closure of our VOI sales centers in response to the COVID-19 pandemic and other adverse impacts of the pandemic, as described above. While we intend to remain flexible with respect to our sales of the different categories of our VOI inventory in the future based on economic conditions, business initiatives and other considerations, we currently expect that our percentage of fee-based sales will decrease over time as we have recently increased efforts with respect to our developed VOI sales. Actual trends may differ from current expectations.

The following table sets forth certain information for system-wide sales of VOIs for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change

Number of sales centers open
at period-end	25	26	(4)%		25	26	(4)%
Number Bass Pro and Cabela's
marketing locations at period-end	92	75	23%		92	75	23%
Number of active sales arrangements with third-party clients at period-end	15	15	—%		15	15	—%
Total number of VOI sales
transactions	6,130	11,613	(47)%		15,657	30,530	(49)%
Average sales price per transaction	$17,094	$14,799	16%		$16,324	$15,290	7%
Number of total guest tours	36,268	65,875	(45)%		83,022	179,180	(54)%
Sale-to-tour conversion ratio– total marketing guests	16.9%	17.6%	(70)	bp	18.9%	17.0%	190	bp
Number of new guest tours	17,583	40,914	(57)%		40,762	109,451	(63)%
Sale-to-tour conversion ratio– new marketing guests	12.4%	14.4%	(200)	bp	15.1%	14.0%	110	bp
Percentage of sales to existing owners	66.8%	52.5%	1,430	bp	63.9%	53.9%	1,000	bp
Average sales volume per guest	$2,889	$2,609	11%		$3,079	$2,605	18%

Cost of VOIs Sold. During the three months ended September 30, 2020 and 2019, cost of VOIs sold was $3.6 million and $3.1 million, respectively, and represented 6% and 5%, respectively, of sales of VOIs. During the nine months ended September 30, 2020 and 2019, cost of VOIs sold was $8.7 million and $17.5 million, respectively, and represented 8% and 9%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs increased during the three months ended September 30, 2020, as compared to the prior year period, primarily due to sales of relatively higher cost VOIs and lower secondary market purchases during the current year period. Cost of VOIs sold as a percentage of sales of VOIs decreased during the nine months ended September 30, 2020, as compared to the prior year period, primarily due to the impact of anticipated higher future defaults partially offset by lower cost secondary market purchases.

Fee-Based Sales Commission Revenue. During the three months ended September 30, 2020 and 2019, we sold $33.2 million and $87.6 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $22.1 million and $60.5 million, respectively, in connection with those sales. During the nine months ended September 30, 2020 and 2019, we sold $97.3 million and $237.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $64.6 million and $161.0 million, respectively, in connection with those sales. The decreases in sales of third-party developer inventory on a commission basis during the 2020 periods was due primarily to the temporary closure of VOI sales centers as a result of the COVID-19 pandemic and other factors described above. We earned an average sales and marketing commission of 67% and 66% during the three and nine months ended September 30, 2020, respectively, and 69% and 68% during the three and nine months ended September 30, 2019, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of our fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily related to an increase in our reserve for cancellations coupled with a decrease in fee-based sales.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOI notes receivable was $19.0 million and $20.0 million during the three months ended September 30, 2020 and 2019, respectively, which was partially offset by interest expense on receivable-backed debt of $3.9 million and $5.1 million, respectively. Interest income on VOI notes receivable was $58.3 million and $60.0 million during the nine months ended September 30, 2020 and 2019, respectively, which was partially offset by interest expense on receivable-backed debt of $12.7 million and $15.4 million, respectively. The increase in finance revenue net of finance expense during the 2020 periods as compared to the 2019 periods is primarily due to lower outstanding receivable-backed debt balances and lower weighted-average cost of borrowings due to lower interest rates partially offset by lower notes receivable balances primarily due to the temporary closure of VOI sales centers as a result of the COVID-19 pandemic and other factors described above. Revenues from mortgage servicing of $1.4 million and $4.5 million during the three and nine months ended September 30, 2020, respectively, and $1.6 million and $4.6 million during the three and nine months ended September 30, 2019, respectively, are included in financing revenue, net of mortgage servicing expenses of $1.0 million and $3.4 million during the three and nine months ended September 30, 2020, respectively, and $1.6 million and $4.1 million during the three and nine months ended September 30, 2019, respectively.

Other Fee-Based Services — Title Operations, net. During the three months ended September 30, 2020 and 2019, revenue from our title operations was $1.3 million and $4.3 million, respectively, which was partially offset by expenses directly related to our title operations of $0.8 million and $2.4 million, respectively. During the nine months ended September 30, 2020 and 2019, revenue from our title operations was $5.4 million and $10.1 million, respectively, which was partially offset by expenses directly related to our title operations of $3.0 million and $4.8 million, respectively. Resort title fee revenue varies based on sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located. The decrease in the 2020 periods is due to the temporary closure of VOI sales centers as a result of the COVID-19 pandemic and other factors described above.

Net Carrying Cost of VOI Inventory. The carrying cost of our VOI inventory was $10.4 million and $9.2 million during the three months ended September 30, 2020 and 2019, respectively, which was partially offset by rental and sampler revenues of $1.8 million and $3.4 million, respectively. The carrying cost of our VOI inventory was $30.9 million and $26.6 million during the nine months ended September 30, 2020 and 2019, respectively, which was partially offset by rental and sampler revenues of $3.5 million and $7.8 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to decreased rentals of developer inventory and decreased sampler stays due to, among other things, government ordered travel restrictions and temporary resort closures in accordance with government mandates and advisories associated with the COVID-19 pandemic as well as, increased maintenance fees and developer subsidies associated with our increase in VOI inventory. In certain circumstances, we offset marketing costs by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $53.6 million and $155.6 million during the three and nine months ended September 30, 2020, respectively, and $88.2 million and $238.2 million during the three and nine months ended September 30, 2019, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 51% and 61% during the three and nine months ended September 30, 2020, respectively, compared to 52%

and 51% during the three and nine months ended September 30, 2019, respectively. The decrease in selling and marketing expenses as a percentage of system-wide sales of VOIs during the three months ended September 30, 2020 compared to September 30, 2019, is primarily due to cost mitigation efforts as well as a higher proportion of sales to owners in the third quarter of 2020. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs during the nine months ended September 30, 2020 compared to September 30, 2019, is primarily attributable to certain fixed costs inherent in Bluegreen’s sales and marketing operations and the costs of maintaining certain sales and marketing associates on furlough despite the temporary closure of our VOI sales sites and marketing operations during April and May 2020 as discussed above. During the three and nine months ended September 30, 2020, we incurred $0.1 million and $4.0 million, respectively, in severance and $1.4 million and $12.3 million, respectively, of payroll and benefits expenses relating to employees on temporary furlough or reduced work hours as a result of the impact of the COVID-19 pandemic. In addition, since reopening activities commenced, we incurred costs associated with the reopening of 87 Bass Pro and Cabela’s stores that were open prior to the COVID-19 pandemic and the commencement of marketing operations at 5 new Cabela’s stores. We utilize these stores to sell mini-vacation packages to customers for future travel which require the customers to attend a timeshare presentation.

Our agreement with Bass Pro previously provided for the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels.  As previously disclosed, pursuant to the settlement agreement and amended marketing arrangement with Bass Pro entered into during June 2019, the settlement payment and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement, including reduced sales as a result of the temporary closure of our sales operations due to the COVID-19 pandemic.  If our marketing operations pursuant to the amended agreement with Bass Pro do not generate a sufficient number of prospects and leads or is terminated or limited, we may not be able to successfully market and sell our products and services at anticipated levels or at levels required in order to offset the costs associated with our marketing efforts.   In addition, the amended arrangement with Bass Pro has resulted in an increase in our marketing costs as a percentage of sales from the program, based on increases in program fixed costs and anticipated VOI sales volumes from this marketing channel.  In light of the decrease in sales due to the COVID-19 pandemic, the increase in cost of this marketing program has adversely impacted our results of operations and cash flow and may continue to have an adverse impact if sales continue to be below expected levels.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses attributable to sales and marketing operations were $5.9 million and $19.4 million during the three and nine months ended September 30, 2020, respectively, and $7.4 million and $60.8 million during the three and nine months ended September 30, 2019, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses attributable to sales and marketing operations was 6% and 8% during the three and nine months ended September 30, 2020, respectively, and 4% and 13% during the three and nine months ended September 30, 2019, respectively, reflecting fixed costs, including costs of maintaining certain sales associates on furlough. Included in general and administrative expenses attributable to sales and marketing operations for the nine months ended September 30, 2019 was approximately $39.1 million related to the settlement of the dispute with Bass Pro in June 2019. See Note 9: Commitments and Contingencies to our unaudited consolidated financial statements included in Item 1 of this report for additional information regarding the Bass Pro settlement.

Resort Operations and Club Management

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands)	2020		2019		2020		2019
Resort operations and club management revenue	$42,234		$47,338		$124,859		$132,856
Resort operations and club
management expense	(27,165)		(32,435)		(77,365)		(89,161)
Operating profit - resort operations and club management	15,069	36%	14,903	31%	47,494	38%	43,695	33%
Add: Depreciation and amortization	208		321		588		1,050
Add: Severance	114		238		1,347		238
Adjusted EBITDA - resort
operations and club management	$15,391		$15,462		$49,429		$44,983

Resort Operations and Club Management Revenue. Resort operations and club management revenue decreased 11% and 6% for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, respectively. Cost reimbursement revenue, which primarily consists of payroll and payroll related expenses for management of the HOAs and other services we provide where we are the employer, decreased 12% and 5% during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, respectively, reflecting the temporary closure of many resorts related to the COVID-19 pandemic, as described above. Net of cost reimbursement revenue, resort operations and club management revenues decreased 10% and 7% during the three and nine months ended September 30, 2020 as compared to three and nine months ended September 30, 2019, respectively, primarily as a result of decreases in revenues from our Traveler Plus program, other owner programs, resort retail operations and third-party rental commissions as a result of the COVID-19 pandemic. Our resort network includes 68 and 69 Vacation Club and Vacation Club Associate Resorts as of September 30, 2020 and 2019, respectively. We managed 49 resort properties as of both September 30, 2020 and September 30, 2019.

Resort Operations and Club Management Expense. During the three and nine months ended September 30, 2020, resort operations and club management expense decreased 16% and 13% , compared to the three and nine months ended September 30, 2019, respectively. The decreases were primarily due to cost mitigation efforts implemented in the first quarter of 2020 in addition to lower costs related to the Traveler Plus program, other owner programs and resort retail operations in the 2020 periods as compared to the 2019 periods, in each case, as a result of the COVID-19 pandemic.

Corporate and Other

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
General and administrative expenses - corporate and other	$(20,254)	$(22,149)	$(48,603)	$(58,603)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(2,757)	(2,364)	(4,438)	(9,339)
Other (expense) income, net	(365)	1,609	41	3,691
Franchise taxes	101	112	118	171
Loss (gain) on assets held for sale	283	(166)	326	(2,146)
Add: Depreciation and amortization	2,278	1,757	6,645	4,826
Add: Severance	59	1,092	1,782	1,092
Less: Employee Retention credit related to severance	—	—	(2,202)	—
Add: COVID-19 incremental costs	282	—	1,756	—
Adjusted EBITDA - Corporate and other	$(20,373)	$(20,109)	$(44,575)	$(60,308)

General and Administrative Expenses — Corporate and Other. General and administrative expenses attributable to corporate overhead were $20.3 million and $48.6 million during the three and nine months ended September 30, 2020, respectively, and $22.1 million and $58.6 million during the three and nine months ended September 30, 2019, respectively. The decreases were primarily due to a $6.9 million employee retention credit earned in June 2020 under the CARES Act ($2.2 million of which was earned on severance). This credit was partially offset by $0.1 million and $1.8 million in severance cost for corporate employees during the three and nine months ended September 30, 2020, respectively, of which $0.1 million and $1.2 million, respectively, was due to severance related to cost mitigation efforts attributable to the COVID-19 pandemic.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51% owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $2.8 million and $4.4 million during the three and nine months ended September 30, 2020, respectively, and $2.4 million and $9.3 million during the three and nine months ended September 30, 2019, respectively. The decrease in Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations for the nine months ended September 30, 2020 was primarily related to the impact of the COVID-19 pandemic, including the temporary closure of our VOI sales centers in connection with the COVID-19 pandemic as described above.

Interest Expense.  Interest expense not related to receivable-backed debt was $3.4 million and $11.9 million during the three and nine months ended September 30, 2020, respectively, and $5.3 million and $14.6 million during the three and nine months ended September 30, 2019, respectively.  The decrease in interest expense during the three and nine months ended September 30, 2020 was primarily due to a lower weighted-average cost of borrowing, partially offset by higher outstanding debt balances during the 2020 periods.

Other (Expense) Income, net. Other (expense) income, net was ($0.4) million and $0.1 million during the three and nine months ended September 30, 2020, respectively, and $2.1 million and $4.2 million during the three and nine months ended September 30, 2019, respectively. These decreases were primarily related to a land sale during June 2019 that resulted in a gain of $2.0 million and $1.7 million in Hurricane Irma business interruption insurance proceeds received in July 2019.

Provision for Income Taxes. Our effective income tax rate was approximately 46% and 27% for the nine months ended September 30, 2020 and 2019, respectively.  Effective income tax rates for interim periods are based upon our current estimated annual rate. Our effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. Our effective income tax rate was different than the expected federal income tax rate of 21% due to the impact of nondeductible items, state income taxes and changes in valuation allowances on deferred tax assets. For further information, see Note 10: Income Taxes to our unaudited consolidated financial statements included in Item 1 of this report.

Changes in Financial Condition

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2020	2019

Net cash provided by operating activities	$51,975	$50,325
Net cash provided by (used in) investing activities	74,272	(15,253)
Net cash used in financing activities	(137,478)	(77,030)
Net decrease in cash, cash equivalents, and restricted cash	$(11,231)	$(41,958)

Cash Flows from Operating Activities

The increase of $1.7 million to $52.0 million of operating cash flow during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 reflects the following:

•a $14.8 million reduction in income tax payments,

•$16.0 million less in payments made to Bass Pro pursuant to the settlement agreement and amended arrangement entered into in June 2019,

•$17.2 million in decreased spending on the acquisition and development of inventory during the 2020 period as compared to the 2019 period, offset in large part by

•decreases in sales of VOIs, including cash sales and down payments from customers as a result of the impact of the COVID-19 pandemic, including the temporary closure of VOI sales centers in response to the COVID-19 pandemic, and

•a reduction in working capital.

Cash Flows from Investing Activities

Cash provided by investing activities increased $89.5 million during the nine months ended September 30, 2020 compared to the same period in 2019, reflecting the repayment in full of the $80.0 million loan we previously made to Bluegreen Vacations Holding corporation (previously BBX Capital Corporation) (“BVH”) (as described in Note 11 to the Consolidated Financial Statements) and decreased expenditures for property and equipment in the 2020 period, partially offset by $3.2 million in net proceeds received for the sale of land during the 2019 period.

Cash Flows from Financing Activities

Cash used in financing activities increased $60.4 million during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to $11.7 million of repurchases of our common stock in a private transaction during the 2020 period and increased dividend payments of $60.0 million as a result of a special cash dividend of $1.19 per share of our common stock which was paid in 2020. BVH, which holds approximately 93% of our common stock, utilized its proceeds from this special cash dividend to repay the $80.0 million loan we previously made to BVH, as described above.  The increases in cash used in financing activities during the 2020 period compared to the 2019 period were partially offset by decreased net repayments on lines-of-credit and notes payable and receivable-backed notes payable during the 2020 period compared to the 2019 period. All amounts borrowed on our line-of credit in connection with the COVID-19 pandemic have been repaid as of September 30, 2020.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Due to consumer travel patterns, we typically have seen more tours and experience higher VOI sales during the second and third quarters. However, due to the impact of the COVID-19 pandemic, including the temporary closures of our marketing operations and VOI sales centers as described above, we experienced significantly decreased sales of VOIs in the second and third quarters of 2020 as compared to prior years and currently expect such adverse impact to continue for the remainder of 2020 and into 2021.

Liquidity and Capital Resources

Our primary sources of funds from internal operations are: (i) cash sales; (ii) down payments on VOI sales which are financed; (iii) proceeds from the sale of, or borrowings collateralized by, VOI notes receivable; (iv) cash from finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs; and (v) net cash generated from sales and marketing fee-based services and other fee-based services, including resort management operations.

While the vacation ownership business has historically been capital intensive and we have pursued transactions or activities which require significant capital investment and adversely impact cash flows, including VOI development or acquisitions, we have also sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting our capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require less up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through secondary market or JIT arrangements. We consider free cash flow to be a measure of cash generated by operating activities that can be used for future investing and financing activities, however, there is no assurance that we will generate free cash flow or that any cash flow generated will be used for such purposes. While we intend to remain flexible with our sales of different categories of VOI inventory in the future, we currently expect that our mix of fee-based inventory will decrease over time.

We have $21.3 million of required contractual obligations coming due within one year, as well as one facility with an advance period that will expire at the end of 2020. While there is no assurance that we will be successful, we intend to seek to renew or extend our debt.

The ability to sell and/or borrow against notes receivable from VOI buyers has been critical to our continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been critical to our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. We have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. While it is still too early to know the full impact of COVID- 19 on our default or delinquency rates, we believe that the COVID-19 pandemic will have a significant impact on the performance of our VOI notes receivable. Accordingly, in March 2020, we recorded an allowance for loan losses of $12.0 million, which included our estimate of customer defaults as a result of the COVID-19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic is rapidly changing and highly uncertain. Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, our allowance may not prove to be accurate and may be increased in future periods, which would adversely impact our operating results for those periods.

Further, the COVID-19 pandemic has resulted in instability and volatility in the financial markets. As described above, our ability to borrow against or sell our VOI notes receivable has historically been a critical factor in our liquidity. If we are unable to renew credit facilities or obtain new credit facilities, our business, results of operations, liquidity, or financial condition may be materially, adversely impacted.

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOIs, although there is no assurance that these third party developers will be in a position to deliver that inventory in the future. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisitions of JIT and secondary market inventory during the remainder of 2020 is expected to be between $1.0 million to $3.0 million.

During the first quarter of 2020, we paid a cash dividend of $0.13 per share on our common stock which totaled $9.7 million.  On April 22, 2020, our board of directors suspended regular quarterly cash dividends on our common stock due to the impact of the COVID-19 pandemic. During each of the first, second and third quarter of 2019, we paid a cash dividend of $0.17 per share on our common stock, which totaled $12.7 million each quarter and $38.1 million in the aggregate.  On July 22, 2020, we declared a special cash dividend of $1.19 per share on our common stock, or $86.3 million in the aggregate, which was paid on August 21, 2020 to shareholders of record as of the close of trading on August 6, 2020. There is no assurance that regular or any other special cash dividends will be paid in the future.

In April 2015, one of our wholly owned subsidiaries provided an $80.0 million loan to BVH. BVH currently owns approximately 93% or our outstanding common stock. Amounts outstanding bore interest at a rate of 6% per annum until April 17, 2020, at which time the interest rate was reduced to 4% per annum. Interest only payments were required on a quarterly basis, with all outstanding amounts becoming due and payable at maturity. During the three months ended September 30, 2020 and 2019, we recognized $0.5 million and $1.2 million, respectively, of interest income on the loan to BVH. During the nine months ended September 30, 2020 and 2019, we recognized $2.5 million and $3.6 million, respectively of interest income on the loan to BVH. BVH used its proceeds from the special cash dividend paid during August 2020, described above, to repay the loan in full.

In October 2020, we completed the 2020-A Term Securitization, a private offering and sale of approximately $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”), including approximately $48.6 million of Class A Notes, approximately $47.9 million of Class B Notes and approximately $34.5 million of Class C Notes with interest rates of 1.55%, 2.49%, and 4.22%, respectively, which blends to an overall interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0%. The Notes mature in February 2036. KeyBanc Capital Markets Inc. (“KeyCM”) and Barclays Capital Inc. acted as co-lead managers and were the initial purchasers of the Notes. KeyCM also acted as structuring agent for the transaction.

Subject to the performance of the collateral, we will receive any excess cash flows generated by the receivables transferred under the 2020-A Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2020-A Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

While ownership of the VOI receivables included in the 2020-A Term Securitization is transferred and sold for legal purposes, the transfer of these receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

In October 2020, we repaid in full the notes payable issued in connection with the 2012 Term Securitization.  Accordingly, the related unamortized debt issuance costs of $0.1 million were written off during the fourth quarter of 2020.

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

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell our VOI notes receivable. As of September 30, 2020, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of September 30, 2020	Outstanding Balance as of September 30, 2020	Availability as of September 30, 2020	Advance Period Expiration; Borrowing Maturity as of September 30, 2020	Borrowing Rate; Rate as of September 30, 2020
Liberty Bank Facility (4)	$40,000	$19,715	$20,285	June 2021; June 2024	Prime Rate - 0.10%; floor of 3.40%; 3.40%
NBA Receivables Facility	70,000	33,389	36,611	September 2023; March 2028	30 day LIBOR+2.25% to 2.75%; floor of 3.00% to 3.50%; 3.35% (1)
Pacific Western Facility (4)	40,000	24,313	15,687	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 3.03%
KeyBank/DZ Purchase Facility (4)	80,000	60,981	19,019	December 2022; December 2024	30 day LIBOR or CP +2.25%; 2.50% (2)
Quorum Purchase Facility	50,000	34,240	15,760	December 2020; December 2032	(3)
	$280,000	$172,638	$107,362

(1)As described in further detail below, borrowings prior to September 25, 2020 accrue interest at a rate equal to one month LIBOR plus 2.75% (with an interest rate floor of 3.50%), provided that the rate shall decrease to one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%) on the then remaining balance of borrowing prior to September 25,2020 if new advances subsequent to September 25,2020 are at least $25.0 million by June 30, 2021. Borrowings after September 25, 2020 accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%).

(2)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. As described in further detail below, the interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(3)Of the amounts outstanding under the Quorum Purchase Facility at September 30, 2020, $2.4 million accrues interest at a rate per annum of 4.75%, $16.4 million accrues interest at a fixed rate of 4.95%, $1.3 million accrues interest at a fixed rate of 5.00%, $13.2 million accrues interest at a fixed rate of 5.10%, and $0.8 million accrues interest at a fixed rate of 5.50%.

(4)Balance and availability indicated above is prior to giving effect to October repayments in connection with the 2020 Term Securitization.

Liberty Bank Facility. Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. On June 25, 2020, we amended the Liberty Bank Facility to extend the revolving credit period from June 2020 to June 2021, and the maturity from March 2023 to June 2024. In addition, the amendment decreased the advance rate with respect to Qualified Timeshare Loans from 85% to 80% of the unpaid principal balance of the Qualified Timeshare Loans through September 2020. The advance rate is 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. The amendment also reduced the maximum permitted outstanding borrowings from $50.0 million to $40.0 million, subject to the terms of the facility, and effective July 1, 2020, decreased the interest rate to the Wall Street Journal (“WSJ”) Prime Rate minus 0.10% with a floor of 3.40% from the Prime Rate with a floor of 4.00%. In addition, recourse to Bluegreen under the amended facility was reduced to $10 million, with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”) which was amended and restated on September 25, 2020. The Amended and Restated NBA Receivables Facility extended the revolving advance period from September 2020 to September 2023 and the maturity date from March 2025 to March 2028. In addition, the interest rate on all new advances made under the facility will be one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). Further, if new advances of at least $25.0 million are made by June 30, 2021, the interest rate on borrowings under the facility at September 25, 2020, to the extent then remaining outstanding, will be reduced from the current rate of one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). The Amended and Restated NBA Receivables Facility provides for advances at a rate of 80% on eligible receivables pledged under the facility (decreased from the prior rate of 85%), subject to eligible collateral and specified terms and conditions, during the revolving credit period. The maximum borrowings allowed under the facility remains at $70.0 million. In addition, recourse to Bluegreen/Big Cedar under the amended facility was reduced to $23.8 million as of September 25, 2020 and will be reduced by $1.3 million per month starting October 31, 2020 until it reaches a floor of $10 million. Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

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

KeyBank/DZ Purchase Facility. We have a VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which permits maximum outstanding financings of up to $80.0 million and provides for an advance rate of 80% with respect to VOI receivables securing amounts financed. The KeyBank/DZ Purchase Facility’s advance period will expire in December 2022 and will mature and all outstanding amounts will become due 24 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. The interest rate under the facility is the applicable index rate plus 2.25% until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 3.25%. Subject to the terms of the facility, we will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On March 17, 2020, the Quorum Purchase Facility was amended to extend the advance period to December 2020 from June 2020. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by the parties. The Quorum Purchase Facility will mature in December 2032. Of the amounts outstanding under the Quorum Purchase Facility at September 30, 2020, $2.4 million accrues interest at a rate per annum of 4.75%, $16.4 million accrues interest at a fixed rate of 4.95%, $1.3 million accrues interest at a fixed rate of 5.00%, $13.2 million accrues interest at a fixed rate of 5.10%, and $0.8 million accrues interest at a fixed rate of 5.50%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, we amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50%, depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. On June 29, 2020, the facility was amended to modify the of certain customary covenants. As of September 30, 2020, outstanding borrowings under the facility totaled $145.0 million, including $95.0 million under the Fifth Third Syndicated Term Loan with an interest rate of 2.56%, and $50.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.39%.

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

The following table summarizes the contractual minimum principal and interest payments required on all of our outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of September 30, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable (1)	$—	$—	$118,531	$266,327	$(4,140)	$380,718
Lines-of-credit and notes payable	11,300	25,673	125,000	—	(1,302)	160,671
Jr. subordinated debentures (2)	—	—	—	110,827	—	110,827
Noncancelable operating leases (3)	6,027	9,592	2,832	11,412	—	29,863
Bass Pro Settlement (4)	4,000	8,000	4,000	—	—	16,000
Total contractual obligations	21,327	43,265	250,363	388,566	(5,442)	698,079

Interest Obligations (5)

Receivable-backed notes payable	13,145	26,291	23,137	64,177	—	126,750
Lines-of-credit and notes payable	4,047	6,991	3,162	—	—	14,200
Jr. subordinated debentures	5,697	11,395	11,395	59,096	—	87,583
Total contractual interest	22,889	44,677	37,694	123,273	—	228,533
Total contractual obligations	$44,216	$87,942	$288,057	$511,839	$(5,442)	$926,612

(1)Does not reflect payments due in accordance with the October 2020 Term Securitization.

(2)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $38.1 million.

(3)Amounts represent the cash payment for leases and include interest of $9.0 million.

(4)Amounts represent the $4.0 million annual cash payment to Bass Pro during each of 2021, 2022, 2023, and 2024 pursuant to the June 2019 settlement agreement and include imputed interest of $2.7 million.

(5)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2020.

In December 2019, our then-serving President and Chief Executive Officer resigned. In connection with his resignation, we agreed to make payments totaling $3.5 million over a period of 18 months, $1.8 million of which remained payable as of September 30, 2020.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the nine months ended September 30, 2020 and 2019, we made payments related to such subsidies of $7.7 million and $10.5 million, respectively, which are included in cost of other fee-based services in the unaudited consolidated statements of operations and comprehensive income for such periods. As of September 30, 2020, we had $10.1 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date.

We intend to use cash on hand and cash flow from operations, including cash received from the sale or pledge of VOI notes receivable, and cash received from new borrowings under existing or future credit facilities in order to satisfy the principal payments required on contractual obligations.

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

Our receivables purchase facilities, credit facilities, indentures and other outstanding debt instruments include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, we may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit our ability to raise funds, sell receivables or satisfy or refinance our obligations, or otherwise adversely affect our financial condition and results of operations, as well as our ability to pay dividends. During April 2020, our board of directors suspended regular quarterly cash dividends on our common stock due to the impact of the COVID-19 pandemic. While we paid a special dividend during August 2020, no regular or any other special cash dividends are currently anticipated. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond our control.

Pursuant to a settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, we agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that we are accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). We also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Subject to the terms and conditions of the settlement agreement, we are generally required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2020, we paid $5.2 million for this fixed fee, of which $1.3 million was prepaid and is included in our unaudited consolidated balance sheet as of September 30, 2020. We had marketing operations at 26 Cabela’s stores at September 30, 2020 and are required to begin marketing operations in at least 14 more stores by December 31, 2020. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In March 2020 as a result of the COVID-19 pandemic, we temporarily closed our retail marketing operations at Bass Pro Shops and Cabela’s stores. Beginning in mid-May 2020, we started the process of recommencing our sales and marketing operations and by September 30, 2020, we recommenced our marketing operations at 87 Bass Pro Shops and Cabela’s stores and commenced marketing operations at 5 new Cabela’s stores. Additionally, in October 2020, we recommenced marketing operations in one additional Bass Pro Shop and commenced marketing operations at 4 new Cabela’s stores for a total of 97 Bass Pro Shops and Cabela’s stores.

Off-balance-sheet Arrangements

As of September 30, 2020, we did not have any “off-balance sheet” arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and risks relating to inflation and changing prices. In addition, instability or volatility in the financial markets which restricts the availability of credit, including in connection with the COVID-19 pandemic, may adversely impact our ability to borrow against or sell our VOI receivables, which has historically been a critical factor in our liquidity, or otherwise adversely impact our business, operating results, liquidity or financial condition. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, there have been no material changes to the legal proceedings disclosed in the “Legal Proceedings” sections of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Eddie Boyd et al. v. Bluegreen Vacations Unlimited, Inc. et al., Case No. 19CT-CC00126, Circuit Court of Christian County, Missouri

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and have also asserted that we and our outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the Judge certified a class regarding the unauthorized practice of law claim and dismissed the claims regarding abuse of process. We believe the lawsuit is without merit.

Charles Acklin, et al. v. Bluegreen Vacations Unlimited, Inc. et al., Case No. 1:20-cv-07402, United States District Court, Southern District of New York

On August 30, 2020, over 100 VOI owners at The Manhattan Club (“TMC”) sued BVU, and certain unaffiliated entities (the “Non-Bluegreen Defendants”). The complaint includes claims arising out of alleged misrepresentations made during the sale of VOIs at TMC and certain post-sale operational practices, including allegedly charging owners excessive annual maintenance fees and implementing reservation policies that the restrict the ability of VOI owners to use their points to access the resort while allowing the general public to make reservations. The plaintiffs assert in the complaint that Bluegreen acquired operational control of TMC from the Non-Bluegreen Defendants in 2018 and assumed joint liability for any prior wrongdoing by them. We believe this assertion to be erroneous and that the claims against BVU are without merit. Accordingly, we have moved to dismiss the claims against BVU.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

The information presented below updates the related risk factor set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and is in addition to other risk factors and other risks and uncertainties disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has had, and the current and uncertain future outlook of the pandemic may continue to have, a significant adverse effect on our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has resulted in, and continues to be, an unprecedented disruption in the U.S. economy and its rapid spread, as well as the escalating measures governments and private organizations have implemented in order to stem the spread of this pandemic, have had, and are expected to continue to have, a material adverse impact on our business, operating results and financial condition, including, without limitation, due to government ordered travel restrictions, restrictions on business operations, and stay at home orders and guidelines. Moreover, additional currently unknown restrictions or other events adversely impacting the vacation ownership industry may occur and the adverse effects of the COVID-19 pandemic on our business, operating results and financial condition may otherwise be lengthened or exacerbated.

The COVID-19 pandemic has resulted in, an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. On March 23, 2020 we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of our Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, we started the process of recommencing our sales and marketing operations and our closed resorts began to welcome guests as government mandates were lifted. By September 30, 2020, we recommenced marketing operations at 87 Bass Pro Shops and Cabela’s stores and commenced marketing operations at 5 new Cabela’s stores, we reactivated our Choice Hotels call transfer program, all of our resorts were open, and all but one of our VOI sales centers were open. Additionally, in October 2020, we recommenced marketing operations in one additional Bass Pro Shop and commenced marketing operations at 4 new Cabela’s stores for a total of 97 Bass Pro Shops and Cabela’s stores. However, there is no assurance that our marketing operations at Bass Pro or Cabela’s stores, or our VOI sales centers will remain open, including in the event of an increase in COVID-19 cases.

As a result of the effect of the pandemic, we implemented several cost mitigating activities, including reductions in workforce of over 1,600 positions and placed another approximate 3,200 of our associates on temporary furlough or reduced work hours. As of September 30, 2020, approximately 3,200 associates previously on temporary furlough or reduced work hours have returned to full time to support reopening activities. We also suspended the payment of regular quarterly cash dividends, reduced our new inventory acquisition and development expenditures and drew down $60 million under our lines-of-credit, all of which was repaid as of September 30, 2020.

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

In addition, we have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. While the full impact of COVID- 19 pandemic through September 30, 2020 had not yet been reflected in our default or delinquency rates, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, in March 2020, we recorded an additional allowance for loan losses of $12.0 million, which includes our estimate of customer defaults as a result of the COVID-19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic is rapidly changing and highly uncertain. Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, our allowance may not prove to be accurate and may be increased in future periods, which will adversely impact our operating results for those periods.

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
10.1

Third Amended and Restated Loan and Security Agreement (Hypothecation Facility), dated as of September 25, 2020, by and among Bluegreen/Big Cedar Vacations, LLC and National Bank of Arizona (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2020)

10.2

Fifth Amended and Restated Revolving Promissory Note (Hypothecation Facility), dated as of September 25, 2020, by and among Bluegreen/Big Cedar Vacations, LLC and National Bank of Arizona (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2020)

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

BLUEGREEN VACATIONS CORPORATION

November 9, 2020	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer