Form 10-K
period 2020-12-31
BLUEGREEN VACATIONS CORP
filed 2021-03-01
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter, was $28.3 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 26, 2021, there were 72,484,293 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLUEGREEN VACATIONS CORPORATION

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2020

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

These risks and uncertainties include, but are not limited to:

•adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•risks relating to public health issues, including in particular the Coronavirus Disease 2019 (“COVID-19”) pandemic and the effects of the pandemic. These risks include resort closures, travel and business restrictions, volatility in the international and national economy and credit markets, worker absenteeism, quarantines and other health-related restrictions; risks associated with the length and severity of the COVID-19 pandemic and our ability to successfully resume full business operations thereafter, governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic and the duration thereof, which is uncertain and will impact our ability to fully utilize resorts, sales centers and other marketing activities and the pace of recovery following the COVID-19 pandemic; other risks include competitive conditions, liquidity and the availability of capital; our ability to successfully implement our strategic plans and initiatives to navigate the COVID-19 pandemic; risks that our current or future marketing alliances may not be available to us in the future; risks that default rates may increase and exceed our expectations; risks related to our indebtedness, including the potential for accelerated maturities and debt covenant violations; the impact of the pandemic on our dividend policy; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on consumers, including their income, their level of discretionary spending both during and after the pandemic, and their views regarding travel and the vacation ownership industries; and the risk that our resort management fees and finance operations may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all;

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

•our ability to maintain desired amounts of inventory of VOIs for sale;

•the availability of financing, our ability to sell, securitize or borrow against our VOI notes receivable on acceptable terms; and our ability to successfully increase our credit facility capacity or enter into capital market transactions or other alternatives to provide for sufficient available cash for a sustained period of time;

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

•our ability to successfully implement our marketing strategies and plans and the impact they may have on our results and financial condition, including that efforts to increase developed VOI sales, may not be successful and may adversely impact our cash flow;

•our ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives;

•our ability to offer or further enhance the Vacation Club experience for our Vacation Club owners and risks related to our efforts and that expenses in connection therewith, including that they may not result in the benefits anticipated and expenses may be greater than anticipated;

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

•risks associated with our relationships with third-party developers, including that third-party developers who provide VOIs to be sold by us pursuant to fee-based services or just-in-time arrangements may not provide VOIs when planned and developers may not fulfill their obligations to us or to the homeowners associations that maintain the resorts they developed;

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

•risks that natural disasters, including hurricanes, earthquakes, fires, floods and windstorms may adversely impact our financial condition and operating results, including due to any damage to physical assets or interruption of access to physical assets or operations resulting therefrom, and the frequency or severity of natural disasters may increase due to climate change or other factors;

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

These and other risks and uncertainties disclosed in this Annual Report on Form 10-K are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in or implied by any of the forward-looking statements. Other unknown or unpredictable factors could cause our actual results to differ materially from those expressed in any of the forward-looking statements. In addition, past performance may not be indicative of future results, and comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data.

Given these uncertainties, you are cautioned not to place undue reliance on forward-looking statements. You should read this Annual Report on Form 10-K with the understanding that actual future results, levels of activity, performance trends, and events and circumstances may be materially different from what we expect. We qualify all forward-looking statements by these cautionary statements.

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

References to “EBITDA” means earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes and depreciation and amortization. References to “Adjusted EBITDA” means EBITDA, adjusted to exclude loss (gain) on assets held for sale, and other items that we believe are not representative of ongoing operating results. Accordingly, we exclude severance charges net of employee retention tax credits, incremental costs associated with the COVID-19 pandemic, and amounts paid, accrued or incurred in connection with the Bass Pro settlement in June 2019 in the computation of Adjusted EBITDA. For purposes of the EBITDA and Adjusted EBITDA calculations for each period presented, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of our business. References to “Adjusted EBITDA Attributable to Shareholders” means Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations, LLC (“Bluegreen/Big Cedar”) (in which we own a 51% interest). Refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics Used by Management” for further discussion of EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders and certain other financial metrics which we believe represent important operating measures.

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

Summary of Risk Factors

The following is a summary of the material risks described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. While we believe that the risks described in the “Risk Factors” section are those that are material to investors, other factors not presently known to us or that we currently believe are immaterial may also adversely affect us, perhaps materially. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K. The items discussed below and in the “Risk Factors” section of this Annual Report on Form 10-K involve or contain forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements described above.

Risks Related to Our Business and the Vacation Ownership Industry

•We are subject to the business, financial and operating risks inherent to the vacation ownership industry.

•Our business and operations, including our ability to market VOIs, may be adversely affected by general economic conditions and conditions affecting the vacation ownership industry and the availability of financing.

•The COVID-19 pandemic has adversely impacted our business and results, and the future effects of the pandemic are uncertain and will depend on future developments.

•We may not be able to compete successfully in the highly competitive vacation ownership industry.

•We generate significant sales from our strategic partnerships and relationships and are subject to risks related to those partnerships and arrangements, including if they are terminated or not renewed, or are not as successful as anticipated.

•We are subject to risks related to our ability to comply with applicable laws, rules and regulations, the costs of compliance or any failure to comply, and changes in laws, rules and regulations.

•Our business and results may be impacted if financing is not available on favorable terms, or at all.

•Our results and liquidity would be adversely impacted if we experience increased defaults on our notes receivable portfolio.

•The ratings of third-party rating agencies could adversely impact our ability to obtain, renew or extend credit facilities, or otherwise raise funds.

•We may not market products and services successfully and efficiently.

•We may be unable to develop or acquire VOI inventory or enter into and maintain fee-based relationships to source VOI inventory.

•Our capital-light business activities may not be successful.

•We are subject to risks associated with our management of resort properties and, with respect to properties not managed by us, risks associated with our dependence on the managers of those resorts.

•We may not continue to participate in, and our customers may not be satisfied with our, exchange networks and other strategic alliances.

•Our business and results could be adversely impacted if maintenance fees increase.

•Strategic transactions which we may pursue may not be successful and may have adverse impacts, including diversion of management attention and the incurrence of significant expenses.

•The resale market for VOIs could adversely affect our business.

•Our insurance policies may not cover all potential losses.

•Our business may be adversely impacted by negative publicity, including information spread through social media.

Risks Related to the Real Estate Market and Real Estate Development

•We are subject to the risks of the real estate market and real estate development, including a decline in real estate values, a deterioration of other conditions relating to the real estate market and real estate development, and potential environmental liabilities.

Risks Related to our Indebtedness

•Our indebtedness could limit our activities and adversely impact our results and financial condition.

•Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our results of operations and liquidity.

Risks Related to Technology, Privacy and Intellectual Property Rights

•We would be adversely impacted if we fail to maintain the integrity of internal or customer data.

•We may not be able to keep pace with technological developments, and the cost involved in updating technology may be significant.

•A failure to protect our or our business partners’ intellectual property rights could adversely affect our business.

Risks Related to Ownership of our Common Stock

•Ownership of our common stock involves risks associated with BVH’s control position.

•We have suspended the payment of regular quarterly cash dividends on our common stock and may not resume paying dividends in the future.

•Provisions in our organizational documents may prevent a change in control, changes in our management and/or depress the trading price of our common stock, and our bylaws contain an exclusive forum provision.

•Future sales of our common stock (or the perception of future sales) may cause the market price of our common stock to decline.

•We are an “emerging growth company” and a “controlled company” and our reliance or ability to rely on certain exemptions as a result thereof may make our common stock less attractive to investors.

General Risks

•Legal and regulatory proceedings could adversely affect our financial condition and operating results.

•The loss of key management or personnel could adversely affect our business.

•The preparation of our financial statements in accordance with GAAP involves estimates, judgments and assumptions, as to which there are inherent uncertainties, and changes thereto could adversely impact our operating results and financial condition.

•Our stock price may be volatile or may decline regardless of our operating performance.

•A failure to maintain proper and effective internal controls could have adverse impacts.

•Our shareholders’ interests may be diluted by future stock issuances.

•If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

Item 1. Business.

Our Business

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use only a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through our points-based system, the approximately 218,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to nearly 11,300 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships are intended to drive sales within our core demographic, which is described below.

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

(1)Excludes “Other Income, Net”.

Our Vacation Club has grown from approximately 170,000 owners as of December 31, 2012 to approximately 218,000 owners as of December 31, 2020. The typical Vacation Club owner is 48 years old and has an average annual household income of approximately $81,000. According to U.S. census data, households with an annual income of $50,000 to $100,000 represents approximately 29% of the total population. We believe our ability to effectively scale our transaction size to suit our customer, as well as our high-quality, conveniently-located, “drive-to” resorts are key to attracting our core target demographic.

Our History

We were organized in 1985 as a Massachusetts corporation named Patten Corporation, primarily focused on retail land sales to consumers. In 1994, we entered into the vacation ownership industry. In 1996, we changed our name to Bluegreen Corporation. From 1986 through April 2, 2013, our common stock was publicly listed and traded on the NYSE. On April 2, 2013, Woodbridge Holdings Corporation (“Woodbridge”), a wholly owned subsidiary of Bluegreen Vacations Holding Corporation (NYSE: BVH) (“BVH”), formerly BBX Capital Corporation, acquired all of the shares of our common stock not previously owned by it, and we became a wholly-owned subsidiary of Woodbridge. On March 10, 2014, we were redomiciled from a Massachusetts corporation to a Florida corporation. On September 25, 2017, we changed our name to Bluegreen Vacations Corporation. On November 17, 2017, we consummated an initial public offering of our common stock. Our common stock trades on the NYSE under the symbol “BXG.” BVH owns approximately 93% of our issued and outstanding common stock. BVH is a Florida-based publicly traded holding company.

Our Reportable Segments

We report our results of operations through two reportable segments: (i) Sales of VOIs and financing; and (ii) resort operations and club management.

Our sales of VOIs and financing segment includes our marketing and sales activities related to the VOIs that we own, our VOIs we acquire under just-in-time and secondary market inventory arrangements, our sales of VOIs through fee based service arrangements with third-party developers, our consumer financing activities in connection with sales of VOIs that we own, and our title services operations through a wholly-owned subsidiary.

Our resort operations and club management segment includes our provision of management services for the Vacation Club and for a majority of the homeowners associations (“HOAs”) of the resorts within our Vacation Club. In connection with those services, we also provide reservation services, accounting services and billing and collections services to our Vacation Club and certain HOAs. Additionally, we generate revenue within our resort operations and club management segment from our Traveler Plus program, food and beverage and other retail operations, our third-party rental services activities, and the management of construction activities of certain of our fee-based clients.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17: Segment Reporting to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our reportable segments.

Products

Vacation Ownership Interests

Since entering the vacation ownership industry in 1994, we have generated over 733,000 VOI sales transactions, including over 181,000 fee-based sales transactions. Our Vacation Club owners receive an annual or biennial allotment of “points” in perpetuity (supported by an underlying deeded VOI held in trust for the owner) that may be used to stay at any of our 45 Club Resorts and 23 Club Associate Resorts. Vacation Club owners can use their points to stay in resorts for varying lengths of time, starting at a minimum of two nights. The number of points required for a stay at a resort depends on a variety of factors, including resort location, size of the unit, vacation season and the days of the week. Under this system, Vacation Club owners can select vacations according to their schedules, space needs and available points. Subject to certain restrictions and fees, Vacation Club owners are typically allowed to carry over any unused points for one year and to “borrow” points from the next year.

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

Our Vacation Club’s points-based platform offers owners significant flexibility. As reflected in the chart below, basic Vacation Club ownership entitles owners to use their points to stay at any of our 45 Club Resorts and 23 Club Associate Resorts, as well as to access more than 4,200 resorts available through the Resort Condominiums International, LLC (“RCI”) exchange network. For a nominal annual fee and transaction fees, Vacation Club owners can join and utilize our Traveler Plus program, which enables them to use their points to access an additional 44 direct exchange resorts, and other vacation experiences. Vacation Club owners can convert their Vacation Club points into Choice Privileges points, which can be used for stays in Choice Hotels’ properties. In addition, Traveler Plus members can directly use their Vacation Club points for stays in Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels located in the United States, Canada, Europe, Australia and Latin America. Overall, there are more than 7,100 hotels in the Choice Hotels network, located in over 40 countries and territories, and Choice Hotels’ brands include the Ascend Hotel Collection, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Clarion Pointe, Cambria Hotels and Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge, Rodeway Inn, WoodSpring Suites and Everhome Suites. We continuously seek new ways to provide value to our Vacation Club owners, including enhanced product offerings, new resort locations, broader vacation experiences and further technological innovation, all of which are designed to increase guest satisfaction

Basic ownership(1):
(100% of owners)
bluegreenvacations
68 quality resorts in popular destinations
RCI
4,200 resorts in 110+ countries
Significant vacation flexibility, including destination, length of stay and borrow-and-save options(2)
bluegreenvacations
The Bluegreen Vacation Club provides access to a variety of destinations and resort types
Optional Traveler Plus™ program:
$59.00 incremental annual fee
(64% of owners) (3)
CHOICE HOTELS
7,100 hotels in 40 countries
NORWEGIAN
Carnival
CRYSTAL
Holland America Line
Cruise packages
prizzma
44 internal direct exchange resorts
Additional vacation options
Owner Adventure
Coast to Coast
Discounts at various hotels, restaurants, retail and leisure establishments and rental car agencies

(1) Requires annual payment of maintenance fees and club dues to the Vacation Club.
(2) Ability to borrow additional points for 1 year and in most cases rollover up to 1 year's worth of points for a one-time fee.
(3) Membership as of December 31, 2020.

Approximately 64% of Vacation Club owners were enrolled in Traveler Plus as of December 31, 2020. During the year ended December 31, 2020, approximately 4% of Vacation Club owners utilized the RCI exchange network. Historically, the owner utilization of RCI has been between 4% and 7%.

Vacation Club Resort Locations

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
2–3%
< 2%
Bluegreen Club Resorts (42)
Bluegreen Club Resorts - Big Cedar JV (3)
Club Associate Resorts (23)
Kauai
Niihau
Oahu
Molokai
Lanai
Maui
Hawaii
ARUBA

Vacation Club resorts are primarily “drive-to” resort destinations as approximately 88% of our Vacation Club owners live within a four-hour drive of at least one resort. Our resorts are generally located in popular vacation destinations, such as Florida, South Carolina, North Carolina, Tennessee, Virginia, Texas, Louisiana, and Nevada, and represent a diverse mix of resort and urban destinations, allowing Vacation Club owners the ability to customize their vacation experience.

Our resort network also offers a diverse mix of experiences and accommodations. Unlike some of our competitors that maintain static brand design standards across resorts and geographies, we seek to design resorts that capture the uniqueness of a particular location. The goal of our resorts offer authentic experience and connection to the resorts’ unique and varied locations.

Our resorts typically feature condominium-style accommodations with amenities such as fully equipped kitchens, entertainment centers and in-room laundry appliances. Many resorts feature a clubhouse (including a pool, game room, and lounge), hotel-type staff and concierge services.

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

Vacation Club Resorts

	Club Resorts	Location	Total units (1)	Managed by Us (2)	Fee-Based or JIT sales (3)	Sales center (6)
1	Cibola Vista Resort and Spa	Peoria, Arizona	343	✓	✓	✓
2	La Cabana Beach Resort & Casino(4)	Oranjestad, Aruba	449
3	The Club at Big Bear Village	Big Bear Lake, California	38	✓	✓
4	The Innsbruck Aspen	Aspen, Colorado	17	✓
5	Via Roma Beach Resort	Bradenton Beach, Florida	28	✓
6	Daytona SeaBreeze	Daytona Beach Shores, Florida	78	✓		✓
7	Resort Sixty-Six	Holmes Beach, Florida	28	✓
8	The Hammocks at Marathon	Marathon, Florida	58	✓
9	The Fountains, Lake Eve and Oasis Lakes	Orlando, Florida	842	✓	✓	✓
10	Orlando’s Sunshine Resort I & II	Orlando, Florida	84	✓
11	Casa del Mar Beach Resort	Ormond Beach, Florida	118	✓
12	Grande Villas at World Golf Village & The Resort at World Golf Village	St. Augustine, Florida	214	✓		✓
13	Bluegreen at Tradewinds	St. Pete Beach, Florida	160	✓	✓	✓
14	Solara Surfside	Surfside, Florida	60	✓
15	Studio Homes at Ellis Square	Savannah, Georgia	28	✓	✓	✓
16	The Hotel Blake	Chicago, Illinois	160	✓	✓	✓
17	Bluegreen Club La Pension	New Orleans, Louisiana	64	✓		(7)
18	Marquee	New Orleans, Louisiana	94	✓	✓	✓
19	The Soundings Seaside Resort	Dennis Port, Massachusetts	69	✓	✓
20	Mountain Run at Boyne & Hemlock	Boyne Falls, Michigan	205	✓		✓
21	The Falls Village	Branson, Missouri	293	✓		✓
22	Paradise Point Resort(5)	Hollister, Missouri	150	✓
23	Bluegreen Wilderness Club at Big Cedar(5)	Ridgedale, Missouri	433	✓		✓
24	The Cliffs at Long Creek(5)	Ridgedale, Missouri	106	✓
25	Bluegreen Club 36	Las Vegas, Nevada	476	✓		✓
26	South Mountain Resort	Lincoln, New Hampshire	116	✓	✓	✓
27	Blue Ridge Village I,II and III	Banner Elk, North Carolina	132	✓
28	Club Lodges at Trillium	Cashiers, North Carolina	54	✓	✓
29	The Suites at Hershey	Hershey, Pennsylvania	78	✓
30	The Lodge Alley Inn	Charleston, South Carolina	90	✓		✓
31	King 583	Charleston, South Carolina	50	✓	✓
32	Carolina Grande	Myrtle Beach, South Carolina	118	✓		✓
33	Harbour Lights	Myrtle Beach, South Carolina	324	✓		✓
34	Horizon at 77th	Myrtle Beach, South Carolina	88	✓	✓
35	SeaGlass Tower	Myrtle Beach, South Carolina	136	✓
36	Shore Crest Vacation Villas I & II	North Myrtle Beach, South Carolina	240	✓		✓
37	MountainLoft I & II	Gatlinburg, Tennessee	394	✓		✓
38	Laurel Crest	Pigeon Forge, Tennessee	298	✓		✓
39	Eilan Hotel and Spa	San Antonio, Texas	163	✓		✓
40	Shenandoah Crossing	Gordonsville, Virginia	136	✓		✓
41	Bluegreen Wilderness Traveler at Shenandoah	Gordonsville, Virginia	146	✓
42	BG Patrick Henry Square	Williamsburg, Virginia	130	✓	✓	✓
43	Parkside Williamsburg Resort	Williamsburg, Virginia	107	✓	✓
44	Bluegreen Odyssey Dells & Pirate's Lodge	Wisconsin Dells, Wisconsin	92	✓
45	Christmas Mountain Village	Wisconsin Dells, Wisconsin	381	✓		✓
		Total Units	7,868

	Club Associate Resorts	Location	Managed by Us (2)	Fee-Based or JIT sales (3)
1	Paradise Isle Resort	Gulf Shores, Alabama
2	Shoreline Towers Resort	Gulf Shores, Alabama
3	Dolphin Beach Club	Daytona Beach Shores, Florida	✓
4	Fantasy Island Resort II	Daytona Beach Shores, Florida	✓
5	Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
6	Tropical Sands Resort	Fort Myers Beach, Florida
7	Windward Passage Resort	Fort Myers Beach, Florida
8	Gulfstream Manor	Gulfstream, Florida	✓
9	Outrigger Beach Club	Ormond Beach, Florida
10	Landmark Holiday Beach Resort	Panama City Beach, Florida
11	Ocean Towers Beach Club	Panama City Beach, Florida
12	Panama City Resort & Club	Panama City Beach, Florida
13	Surfrider Beach Club	Sanibel Island, Florida
14	Petit Crest Villas and Golf Club Villas at Big Canoe	Marble Hill, Georgia
15	Pono Kai Resort	Kapaa (Kauai), Hawaii
16	The Breakers	Dennis Port, Massachussetts	✓	✓
17	Lake Condominiums at Big Sky	Big Sky, Montana
18	Foxrun Townhouses	Lake Lure, North Carolina
19	Sandcastle Village II	New Bern, North Carolina
20	Waterwood Townhouses	New Bern, North Carolina
21	Bluegreen at Atlantic Palace	Atlantic City, New Jersey
22	The Manhattan Club	New York, New York
23	Players Club	Hilton Head Island, South Carolina

(1)Represents the total number of units at the Club Resort. Owners in the Vacation Club have the right to use most of the units at each Club Resort in connection with their VOI ownership.

(2)Resorts managed by Bluegreen Resorts Management, Inc., our wholly-owned subsidiary (“Bluegreen Resorts Management”).

(3)These resorts, or a portion thereof, were developed by third-parties, and we have arrangements to sell VOIs on behalf of the developer or acquire such VOIs as part of our capital-light business strategy.

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

(7)Due to local restrictions resulting from the COVID-19 pandemic, this sales center was consolidated with the Marquee sales center, which is in close proximity to Bluegreen Club La Pension sales center.

Marketing and Sale of Inventory

VOI sales are typically generated by attracting prospective customers to tour a resort and attend a sales presentation. Our sales and marketing platforms utilize a variety of methods to attract prospective customers, drive tour flow and sell VOIs in our Vacation Club. We primarily utilize marketing alliances with nationally-recognized brands, which provide access to venues which target consumers generally matching our core demographic. In addition, sales prospects are sourced through programs which generate leads at high-traffic venues and in high-density tourist locations and events, as well as through telemarketing and referrals from existing owners and other guests at our properties.

While in the past historical performance provided a basis for estimating VOI sales based on packages sold, as a result of the COVID-19 pandemic, this has not been the case as purchasers of packages have not traveled to the same extent as they did previously pre-pandemic.

Many of our marketing programs intended to attract new customers involve the sale of a discounted vacation package that typically includes a two to three night stay in close proximity to one of our resort sales offices and requires participation in a sales presentation (a sales tour). Vacation packages are typically sold either in retail brick and mortar establishments, such as Bass Pro and Cabela’s stores and malls, through our call transfer program with Choice, or via telemarketing. During the year ended December 31, 2020, we sold approximately 132,000 vacation packages and 19%

of our VOI sales were made to customers who had previously purchased a vacation package and attended a sales presentation. As of December 31, 2020, we had a pipeline of over 121,000 vacation packages sold to prospective new customers. In addition, we had a pipeline of nearly 15,000 vacation packages that were purchased by customers who already toured and indicated that they intend to tour again.

Bluegreen Vacations Unlimited (“BVU”), our wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. We believe that Bass Pro has a loyal customer base that strongly matches our core demographic.

During the years ended December 31, 2020, 2019, and 2018, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 12%, 13% and 14%, respectively, of our VOI sales volume. As of December 31, 2019, we had sales and marketing operations at a total of 83 Bass Pro and Cabela’s Stores. In March 2020 as a result of the COVID-19 pandemic, we temporarily closed our retail marketing operations at Bass Pro and Cabela’s stores. Beginning in mid-May 2020, we started the process of recommencing our sales and marketing operations and by December 31, 2020, we were operating in a total of 98 Bass Pro and Cabela’s stores.

We also have an exclusive strategic relationship with Choice Hotels that involves several areas of our business, including a sales and marketing alliance that enables us to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages. Vacation packages are sold through customer reservation calls transferred to us from Choice Hotels and through outbound telemarketing methods utilizing Choice Hotels customer database. Our strategic relationship with Choice Hotels began in 2013 and was extended in August 2017 for a 15 year term, with an additional 15-year renewal term thereafter unless either party elects not to renew the arrangement.

We believe that our diverse strategic marketing alliances (including those with Bass Pro, Choice Hotels and other retail operators and entertainment providers) provides a potential strategic advantage over certain of our competitors that rely primarily on relationships with their affiliated hotel brands to drive lead generation and new owner growth. Our goal is to identify marketing partners with brands that attract our targeted owner demographic and to build successful marketing relationships with those partners. In addition to the programs described above, we may also engage in other local and national marketing programs from time to time.

In addition to sales to new customers, we also seek to sell additional VOI points to our existing Vacation Club owners. These sales generally have lower marketing costs and result in higher operating margins than sales generated through other marketing channels. During the years ended December 31, 2020, 2019, and 2018, sales to existing Vacation Club owners accounted for 64%, 55% and 52%, respectively, of our system-wide sales of VOIs. We target a balanced mix of new customer and existing Vacation Club owner sales to support our goal of sustainable long-term growth. We believe that the variety in our marketing relationships has historically facilitated a healthy mix of new owner sales vs. existing owner sales that compare favorably to our competitors.

We operate 24 sales offices, typically located adjacent to our resorts and staffed with sales representatives and sales managers. As of December 31, 2020, we had over 2,400 employees dedicated to VOI sales and marketing. We typically utilize a uniform sales process and offer ongoing training for our sales personnel with the goal of maintaining strict quality control policies. During the year ended December 31, 2020, 97% of our sales were generated from 20 of our sales offices which focus on both new customer and existing Vacation Club owner sales. Our remaining 4 sales offices are primarily focused on sales to existing Vacation Club owners staying at the respective resort. We also utilize our telesales operations to sell additional VOIs to Vacation Club owners.

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

VOI Sales Mix

Our VOI sales include:

•Developed VOI sales, or sales of VOIs in resorts that we develop or acquire (excluding inventory acquired pursuant to JIT and secondary market arrangements);

•Fee-based sales of VOIs owned by third-party developers pursuant to which we are paid a commission;

•JIT sales of VOIs we acquire from third-party developers in close proximity to when we intend to sell such VOIs; and

•Secondary market sales of VOIs we acquire from HOAs or other owners.

During 2020, sales of VOIs were comprised of the following:

Developed VOI Sales

Developed VOI sales are sales of VOIs in resorts that we have developed or acquired (excluding inventory acquired pursuant to JIT and secondary market arrangements). During the year ended December 31, 2020, developed VOI sales accounted for 33% of our system-wide sales of VOIs. We hold the notes receivable originated in connection with developed VOI sales. We also typically hold the HOA management contract associated with these resorts.

Fee-Based Sales

We offer sales and marketing services to third-party developers for a commission. Under these fee-based sales arrangements, which are typically entered into on a non-committed basis, we sell the third-party developers’ VOIs as Vacation Club interests through our sales and marketing platform. We also provide third-party developers with administrative services, periodic reporting and analytics through our proprietary software platform. We seek to structure the fee for these services to cover selling and marketing costs, plus an operating profit. Historically we have targeted a commission rate of 65% to 75% of the VOI sales price. Fee-Based Sales comprised 37% of system-wide sales of VOIs during the year ended December 31, 2020. Notes receivable originated in connection with fee-based sales are held by the third-party developer and, in certain cases, are serviced by us for an additional fee. In connection with fee-based sales, we are not at risk for development financing and have no capital requirements, thereby increasing return on invested capital, or ROIC. We also typically hold the HOA management contract associated with these resorts.

Just-In-Time (JIT) VOI Sales

We enter into JIT inventory acquisition agreements with third-party developers that allow us to buy VOI inventory in close proximity to when we intend to sell such VOIs. While we typically enter into such arrangements on a non-committed basis, we may engage in committed arrangements under certain circumstances. Similar to fee-based sales, JIT sales do not expose us to risk for development financing. However, unlike fee-based sales, we hold the consumer finance receivables originated in connection with JIT sales. While JIT sales accounted for only 7% of system-wide sales of VOIs for the year ended December 31, 2020, JIT arrangements are often entered into in connection with fee-based sales arrangements. In general, acquisition of VOI inventory through JIT segments are at a higher cost compared to developed VOIs of secondary market sources. We also typically hold the HOA management contract associated with these resorts.

Secondary Market VOI Sales

We acquire VOI inventory from HOAs and other owners generally on a non-committed basis. These VOIs are typically obtained by the applicable HOA through foreclosure or termination in connection with HOA maintenance fee defaults or from charities from which a consumer has donated their VOI. In these cases, we generally purchase VOIs from secondary market sources at significant discount to retail price. During the year ended December 31, 2020, secondary market sales accounted for 23% of our system-wide sales of VOIs.

Future VOI Sales

The retail value of our completed VOI inventory increases or decreases from period to period due to the acquisition of inventory through JIT and secondary market arrangements, development of new VOI units, reacquisition of VOIs through notes receivable defaults and changes to sales prices and completed sales. As of December 31, 2020 and 2019, we owned completed VOI inventory (excluding units not currently being marketed as VOIs, such as model units) and had access to additional completed VOI inventory through fee-based and JIT arrangements having a retail sales value as follows (dollars are in thousands and represent the then-estimated retail sales value):

	As of December 31,
Inventory Source	2020	2019
Owned completed VOI inventory	$1,111,277	$1,115,822
Inventory accessible through fee-based
and JIT arrangements	293,056	312,816
Total	$1,404,333	$1,428,638

Based on current estimates and expectations, we believe this inventory, combined with inventory being developed by us or our third-party developer clients, and inventory that we may reacquire in connection with mortgage and maintenance fee defaults, can support our VOI sales at our current levels for approximately four years. We maintain relationships with numerous third-party developers and expect additional fee-based and JIT relationships to continue to provide VOI inventory to support our sales efforts. In addition, we are focused on strategically expanding our inventory through development at certain of our resorts over the next several years. We intend to continue to strategically evaluate opportunities to develop or acquire VOI inventory in key strategic markets where we identify growing demand and where we currently have or expect to have significant marketing and sales networks.

During the years ended December 31, 2020 and 2019, the estimated retail sales value and cash purchase price of the VOIs we acquired through secondary market arrangements were as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Estimated retail sales value	$103,134	$228,632
Cash purchase price	$4,558	$15,962

Active development activities consist primarily of additional VOI units being developed at The Cliffs at Long Creek and The Bluegreen Wilderness Club at Big Cedar in Ridgedale, Missouri.

Management and Other Fee-Based Services

We earn recurring management fees for providing services to HOAs. These management services include oversight of housekeeping services, maintenance and certain accounting and administrative functions. We believe our management contracts yield highly predictable cash flows that do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus” management fees, pursuant to which we generally earn fees equal to 10% to 12% of the costs to operate the applicable resort. These agreements generally have an initial term of three years with automatic one year renewals. As of December 31, 2020, we provided management services to 49 resorts. We also earn recurring management fees for providing services to the Vacation Club. These services include managing the reservation system and providing owner billing and collection services. Our management contract with the Vacation Club currently provides for reimbursement of our costs plus a fee equal to $10 per VOI owner. We may seek to expand our management services business, including to provide hospitality management services to hotels for third parties.

In addition to HOA and club management services, we also provide other fee-based services that produce revenue without the significant capital investment generally associated with the development and acquisition of resorts.

These services include title and escrow services for fees in connection with the closing of VOI sales, servicing notes receivable held by third parties (typically a fee equal to 1.5% of the principal balance of the serviced portfolio), and construction management services for third-party developers (typically fees equal to 4% of the cost of construction of the project). We also receive revenue from retail and food and beverage operations at certain resorts.

Customer Financing

We generally offer qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate that is determined by the FICO score of the borrower and the amount of the down payment and existing ownership, is fully amortizing in equal installments, and may be prepaid without penalty. Purchasers may receive an additional 1% discount on the interest rate by participating in our pre-authorized payment plan. As of December 31, 2020, approximately 92% of our serviced VOI notes receivable participated in our pre-authorized payment plan. During the year ended December 31, 2020, the weighted-average interest rate on our VOI notes receivable was 15.0%.

VOI purchasers are generally required to make a down payment of at least 10% of the sales price. As part of our efforts to manage operating cash flows, we currently incentivize our sales associates to encourage cash sales and higher down payments on financed sales, with a target of 40-45% of the VOI sales price collected in cash. We also promote a point-of-sale credit card program sponsored by a third-party financial institution. As a result of these efforts, we have increased both the percentage of sales that are fully paid in cash and the average down payment on financed sales as compared to historical levels. Including down payments received on financed sales, approximately 42% of our system-wide sales of VOIs during the year ended December 31, 2020 were paid in cash within approximately 30 days from the contract date.

See “Sales/Financing of Receivables” below for additional information regarding our receivable financing activities.

Loan Underwriting

We generally do not originate financing to customers with FICO scores below 575. However, we may provide financing to customers with no FICO score if the customer makes a minimum down payment of 20%. For loans made during 2020, the borrowers’ weighted-average FICO score after a 30-day, “same as cash” period from the point of sale was 725. Further information is set forth in the following table:

FICO Score	Percentage of originated and serviced VOI receivables
No Score (1)	1%
<600	2%
600 - 699	32%
700+	65%

(1)Financing to customers for which the obligor did not have a FICO score.

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

Allowance for Loan Losses

We estimate uncollectible VOI notes receivable based on historical amounts for similar VOI notes receivable and do not consider the value of the underlying collateral. We hold large pools of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables as we do not believe there are significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating future loan losses, management does not use a single primary indicator of credit quality, but instead evaluates our VOI notes receivable based upon a combination of factors, including a static pool analysis that incorporates the aging of the respective receivables, default trends, and prepayment rates by origination year, as well as the FICO scores of borrowers.

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

Sales/Financing of Receivables

Our ability to sell or borrow against our VOI notes receivable has historically been an important factor in meeting our liquidity requirements. The vacation ownership business generally involves sales where a buyer is only required to pay 10% of the purchase price up front, while at the same time selling and marketing expenses related to such sales are primarily cash expenses that exceed the down payment amount. For the year ended December 31, 2020, our sales and marketing expenses totaled approximately 59% of system-wide sales of VOIs. Accordingly, having facilities for the sale or hypothecation of VOI notes receivable, along with periodic term securitization transactions, has been a critical factor in meeting our short and long-term cash needs. There are no assurances that sales, hypothecation or securitization of VOIs will be available to us in the future at acceptable terms or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our VOI notes receivable purchase facilities and term securitizations.

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

Continue to enhance our Vacation Club experience

We believe our Vacation Club offers owners exceptional value. Our Vacation Club offers owners access to our 45 Club Resorts and 23 Club Associate Resorts in popular vacation destinations, as well as access to nearly 11,300 other hotels and resorts and other vacation experiences, through partnerships and exchange networks. We continue to seek to add value and flexibility to our Vacation Club membership and enhance the vacation experience of our Vacation Club owners, including through the addition of new destinations, the expansion of our exchange programs and the addition of new partnerships offering increased vacation options. We also continuously seek to improve our technology, including websites and applications, to enhance our Vacation Club owners’ experiences. We believe our focus, combined with our high-quality customer service, will continue to enhance the Vacation Club experience, supporting our objective to entice guests to vacation and drive sales to new owners and additional sales to existing Vacation Club owners.

Increase higher-margin, cash generating businesses

We seek to continue to grow our ancillary businesses, including resort management, title services and loan servicing. We believe these businesses can grow with little additional investment in infrastructure and potentially produce higher-margin revenue.

Increase sales and operating efficiencies across all customer touch-points

We actively seek to improve our operational execution across all aspects of our business. In our sales and marketing platform, we utilize a variety of screening methods and data-driven analyses intended to identify and attract high-quality prospects to our sales offices We intend to seek to leverage our size, infrastructure and expertise to increase operating efficiency and profitability and hope to gain further operational efficiencies by streamlining our support operations, such as call centers, customer service, administration and information technology.

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

Pursue strategic transactions

As part of our growth strategy, we may seek to acquire other VOI companies, resort assets, sales and marketing platforms, management companies and contracts, and other assets, properties and businesses, particularly where we believe significant synergies and cost savings may be available. These acquisitions may be pursued directly or in partnership with third-party developers or others, including pursuant to arrangements where third-party developers purchase the resort assets and we sell the VOIs in the acquired resort on a commission basis. We believe our flexible sales and marketing platform may make these transactions possible in a variety of economic conditions.

Impact of the COVID-19 pandemic

Initial Impact and Response

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. Our operations have been and continue to be adversely impacted by the pandemic. On March 23, 2020, we temporarily closed all of our VOI sales centers, our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of our Club Resorts and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, we recommenced our sales and marketing operations and our closed resorts began to welcome guests as government mandates were lifted. By December 31, 2020, we were operating in a total of 98 Bass Pro and Cabela’s stores, we reactivated our Choice Hotels call transfer program, all of our resorts were open, and all but two of our VOI sales centers were open. However, there is no assurance that our marketing operations at Bass Pro or Cabela’s stores, or our VOI sales centers will remain open, including in the event of an increase in COVID-19 cases. Additionally, reflecting our temporary cessation of marketing activities in the beginning months of the COVID-19 pandemic in general, our pipeline of vacation packages was 121,900 at December 31, 2020 compared to 169,300 at December 31, 2019. However, utilization of the packages has been significantly lower as purchasers have not traveled at the same pace as was traveled pre-pandemic. For more detailed information please see “Results of Operations” included in Part II—Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the effect of the pandemic, we implemented steps to mitigate our costs beginning in March 2020, including reductions in workforce of over 1,700 positions and the placement of another approximate 3,200 of our associates on temporary furlough or reduced work hours. As of December 31, 2020, approximately 3,200 associates had returned to work on a full-time basis for a total of approximately 4,600 full-time associates compared to approximately 5,900 full-time associates as of December 31, 2019. As a result of the effect of the COVID-19 pandemic, during the year ended December 31, 2020, we incurred $5.0 million in severance and $14.3 million of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income for the year ended December 31, 2020. While we paid a special cash dividend of $1.19 per share during August 2020, we suspended the payment of regular quarterly cash dividends during the second quarter of 2020 and there is no assurance that we will recommence paying regular dividends or pay any additional special dividends in the future.

As a precautionary measure to provide additional liquidity if needed, in March 2020, we drew down $60.0 million under our lines-of-credit and pledged or sold receivables under certain of our receivable backed facilities to increase our cash position. As of December 31, 2020, we repaid the $60.0 million borrowed under our lines-of-credit. Also, in June 2020, we amended our Liberty Bank Facility to extend the advance period and maturity date, reduced the outstanding borrowings from $50.0 million to $40.0 million, decreased the advance rate from 85% for qualified conforming receivables to 80% effective September 2020 and, commencing July 1, 2020, changed the interest rate from the Prime Rate with a floor of 4.00% to the Prime Rate minus 0.10% with a floor of 3.40%. In September 2020, we amended our NBA Receivables Facility to extend the advance period and maturity date, decreased the advance rate from 85% for qualified receivables to 80%, and changed the interest rate from one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). In October 2020, we completed the 2020-A Term Securitization, a private offering and sale of approximately $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”) at an overall blended interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0% and the Notes mature in February 2036. Proceeds from the 2020-A Term Securitization were used to paydown approximately $82.1 million owed on existing receivable-backed facilities, (thus creating additional availability on those facilities), to capitalize a reserve fund, to pay fees and expenses associated with the transaction, and for general corporate purposes. In December 2020, we amended our Quorum Purchase Facility to extend the advance period from December 2020 to December 2022 and extend the maturity date from December 2032 to December 2034. We continue to actively pursue additional credit facility capacity and capital market transactions. For more detailed information please see “Liquidity and Capital Resources” included in Part II —Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have historically provided financing to customers for a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. GAAP requires that we reduce sales of VOIs by our estimate of uncollectible VOI notes receivable. The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. We believe that the COVID-19 pandemic will continue to have an impact on the collectibility of our VOI notes receivable. Accordingly, the estimate of defaults for the 2021 year was increased by approximately $6.0 million, based on historical experience, forbearance requests received from customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic on default or delinquency rates is rapidly changing and highly uncertain.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of December 31, 2020, we evaluated the income tax provisions of the CARES Act and determined they had no significant effect on the computation of our estimated effective tax rate for the year ended December 31, 2020. However, we have taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the year ended December 31, 2020, we recorded a tax withholding deferral of $8.6 million and employee retention tax credits of $7.1 million, which is included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income for the year ended December 31, 2020.

Continued Impact of COVID-19 on our Business

We continue to experience lower travel rates especially to high traffic destinations such as Orlando and Las Vegas. The occupancy rates at resorts with sales centers during the fourth quarter of 2020 was approximately 71% as compared to 80% during the fourth quarter of 2019. This trend of reduced travel was also reflected in utilization of vacation packages especially for vacation packages sold prior to the COVID-19 pandemic.

Industry Overview

The vacation ownership, or timeshare, industry is a growing segment of the global travel and tourism sector. By purchasing a VOI, the purchaser typically acquires either (i) a fee simple interest in a property (or collection of properties) providing annual usage rights at the owner’s home resort (where the owner’s VOI is deeded), or (ii) an annual or biennial allotment of points that can be redeemed for stays at properties included in the vacation ownership company’s resort network or for other vacation options available through exchange programs. Compared to hotel rooms, vacation ownership units typically offer more spacious floor plans and residential features, such as living rooms, fully equipped kitchens, laundry appliances and dining areas. Compared to owning a vacation home in its entirety, the key advantages of vacation ownership products typically include a lower up-front acquisition cost and annual expenses, resort-style features and services and, often, an established infrastructure to exchange usage rights for stays across multiple locations.

The vacation ownership industry was historically highly fragmented, with a large number of local and regional resort developers and operators having small resort portfolios of varying quality. We believe that growth in the vacation ownership industry has been driven by increased interest from resort developers and globally-recognized lodging and entertainment brands, increased interest from consumers seeking flexible vacation options, continued product evolution and geographic expansion. Approximately 9.9 million families (approximately 7.7% of U.S. households) own at least one VOI.

The average VOI owner is 40 years old and married and 81% have either graduated from or attended college. VOI owners have an average household income of over $85,000.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation and as a consequence we are subject to various federal, state, local, foreign, environmental, zoning, consumer protection and other laws, rules and regulations, including those regarding the acquisition, marketing and sale of VOIs, as well as various aspects of our financing operations. At the federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity.

In addition to the laws applicable to our customer financing and other operations discussed below, we are or may be subject to the Fair Housing Act and various other federal laws, rules and regulations. We are also subject to various foreign laws with respect to La Cabana Beach Resort and Casino in Oranjestad, Aruba and Blue Water Resort at Cable Beach in Nassau, Bahamas. The cost of complying with applicable laws and regulations may be significant and while efforts are in place to monitor compliance, those efforts may not at all times be successful. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on our results and operations.

The vacation ownership product is subject to various regulatory requirements, including state and local approvals. In most states we are required to file with the jurisdictions a detailed offering statement describing our business and all material aspects of the project and sale of VOIs with the designated state authority. In addition, when required by state law, we provide our VOI purchasers with a public offering disclosure statement that contains, among other items, detailed information about the VOI product and the purchaser’s rights and obligations as a VOI owner. Laws in each state where we sell VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by us. Most states have other laws that regulate our activities, which may include real estate licensure requirements, sellers of travel licensure requirements, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws.

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

Our marketing, sales and customer financing activities are also subject to extensive regulation, which can include, but is not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”); Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws. Pursuant to the Dodd Frank Act, the Consumer Financial Protection Bureau (the “CFPB”) was created. The CFPB’s mandate is to protect consumers by carrying out federal consumer financial laws and to publish rules and forms that facilitate understanding of the financial implications of the transactions consumers enter into. Consistent with this mission, the CFPB amended Regulations X and Z to establish new disclosure requirements and forms pursuant to Regulation Z for most closed-end consumer credit transactions secured by real property. The practical impact upon us is the requirement to use a new Integrated Mortgage Disclosure Statement in lieu of the separate Good Faith Estimate and Closing Statement. In addition, our term securitization transactions must comply with certain requirements of the Dodd-Frank Act, including risk retention rules.

Our management of, and dealings with, HOAs, including our purchase of defaulted inventory from HOAs in connection with our secondary market arrangements, is subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making and the imposition of maintenance assessments.

During the year ended December 31, 2020, approximately 4% of our VOI sales were generated by marketing to prospective purchasers obtained through internal and third-party vendors’ outbound telemarketing efforts. We attempt to monitor the actions and legal and regulatory compliance of these third parties, but there are risks associated with our and such third parties’ telemarketing efforts. In recent years, state and federal regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. We have attempted to mitigate the risks associated with telemarketing through the use of  “permission based marketing,” whereby we obtain the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. We have also implemented policies and procedures that we believe will help reduce the possibility that individuals who have requested to be placed on a “do not call” list are not contacted, but such policies and procedures do not ensure strict regulatory compliance.

To date, no material fines or penalties have been imposed on us as a result of our telemarketing operations. However, from time to time, we have been the subject of proceedings for violation of the telemarketing laws and other laws applicable to the marketing and sale of VOIs. See “See Note 12 to the Consolidated Financial Statements included in Part II Item 8 for additional information.”

Competition

We compete with various high profile and well-established companies, many of which have greater liquidity and financial resources than we do. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate vacation ownership resorts directly, through subsidiaries or through strategic relationships include Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Grand Vacations, Travel + Leisure Co. (formerly Wyndham Destinations), and Diamond Resorts International. We also compete with numerous smaller owners and operators of vacation ownership resorts and from alternative lodging options available to consumers through both traditional methods of delivery as well as new web portals and applications, including private rentals of homes, apartments or condominium units, which have increased in popularity in recent years. Our ability to remain competitive and to attract and retain customers depends on our customers’ satisfaction with our products and services as well as on distinguishing the quality, value, and efficiency of our products and services from those offered by our competitors. In our fee-based services business, we typically compete with Hilton Grand Vacations and Travel + Leisure Co. In addition to competing for sales leads, prospects and fee-based service clients, we compete with other VOI developers for marketing, sales and resort management personnel.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our revenue and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Due to consumer travel patterns, we typically see more tours and experience higher VOI sales during the second and third quarters. However, due to the impact of the COVID-19 pandemic, including the temporary closures of our marketing operations and VOI sales centers, we experienced significantly decreased sales of VOIs in the second, third and fourth quarters of 2020 as compared to prior years and currently expect such adverse impact to continue into 2021.

Human Resources

As of December 31, 2020, we had 4,637 employees, 458 of whom were located at our headquarters in Boca Raton, Florida, compared to 5,873 and 520 respectively, as of December 31, 2019. As of December 31, 2020, a total of 27 of our employees were covered by two collective bargaining agreements, which address the terms and conditions of their employment, including pay rates, working hours, certain employee benefits and procedures for settlement of labor disputes. We believe that our employee relations are good and our employees are important to achieving our business objectives.

On March 23, 2020, we temporarily closed all of our VOI sales centers and our marketing operations in connection with the COVID-19 pandemic. Further, some of our corporate offices, Club Resorts and Club Associate Resorts were closed in accordance with government mandates and advisories in connection with the COVID-19 pandemic. We also commenced remote work protocols for those employees that, based on their position, were capable of working from home. Beginning in mid-May 2020, we started the process of recommencing our sales and marketing operations and our closed resorts began to reopen as government mandates were lifted. Upon reopening, we had COVID-19 prevention protocols designed to minimize the spread of COVID-19 at our resorts and workplaces. These protocols, which remain in place, meet or exceed the Centers for Disease Control guidelines and where applicable, state mandates. We continue to encourage a remote work protocol for portions of the workforce due to the continuing pandemic. Further, we continuously evaluate our operations in light of recent resurgences of COVID-19, federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees and customers.

Bluegreen seeks to offer competitive compensation and benefit programs for our employees in our effort to attract and retain superior talent. In addition to competitive base wages, additional programs include: Incentive Compensation Plans, Long-Term Incentive Plans, a company matched 401(k) plan, healthcare and insurance benefits, a tuition assistance program, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs.

We are committed to foster an inclusive work environment that supports our workforce and the communities we serve. It is our policy to seek to hire the best qualified employees regardless of gender, ethnicity or other protected traits and to fully comply with all laws applicable to discrimination in the workplace.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we can take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced financial disclosure, reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation or shareholder approval of golden parachute payments, and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting. We expect to continue to take advantage of certain of the exemptions available to emerging growth companies until December 31, 2022 (the end of the fifth fiscal year following the completion of the initial public offering of our common stock) or such earlier time that we no longer qualify as an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, more than $700.0 million in market value of our stock is held by non-affiliates, or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

Item 1A. Risk Factors

Our business, financial condition and results of operations, and the ownership of our common stock, are subject to various risks, including those described below. The risks described below are not the only risks we face. Other risks not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition and results of operations, or the value of our common stock. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those expressed in, or implied by, the forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and the Vacation Ownership Industry

•We are subject to the business, financial and operating risks inherent to the vacation ownership industry.

•Our business and operations, including our ability to market VOIs, may be adversely affected by general economic conditions and conditions affecting the vacation ownership industry and the availability of financing.

•The COVID-19 pandemic has adversely impacted our business and results, and the future effects of the pandemic are uncertain and will depend on future developments.

•We may not be able to compete successfully in the highly competitive vacation ownership industry.

•We generate significant sales from our strategic partnerships and relationships and are subject to risks related to those partnerships and arrangements, including if they are terminated or not renewed, or are not as successful as anticipated.

•We are subject to risks related to our ability to comply with applicable laws, rules and regulations, the costs of compliance or any failure to comply, and changes in laws, rules and regulations.

•Our business and results may be impacted if financing is not available on favorable terms, or at all.

•Our results and liquidity would be adversely impacted if we experience increased defaults on our notes receivable portfolio.

•The ratings of third-party rating agencies could adversely impact our ability to obtain, renew or extend credit facilities, or otherwise raise funds.

•We may not market products and services successfully and efficiently.

•We may be unable to develop or acquire VOI inventory or enter into and maintain fee-based relationships to source VOI inventory.

•Our capital-light business activities may not be successful.

•We are subject to risks associated with our management of resort properties and, with respect to properties not managed by us, risks associated with our dependence on the managers of those resorts.

•We may not continue to participate in, and our customers may not be satisfied with our, exchange networks and other strategic alliances.

•Our business and results could be adversely impacted if maintenance fees increase.

•Strategic transactions which we may pursue may not be successful and may have adverse impacts, including diversion of management attention and the incurrence of significant expenses.

•The resale market for VOIs could adversely affect our business.

•Our insurance policies may not cover all potential losses.

•Our business may be adversely impacted by negative publicity, including information spread through social media.

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

•the availability and cost of capital necessary for us and third-party developers with whom we do business to fund investments and capital expenditures and to service debt obligations;

•our ability to finance the receivables that we originate in connection with VOI sales;

•relationships with and the performance and the financial condition of third-party developers with whom we do business;

•relationships with the Vacation Club owners and HOAs;

•changes in the supply and demand for our products and services;

•lack of security over, or unauthorized access to, customer or Company records;

•private resales of VOIs and the sale of VOIs in the secondary market;

•the increased presence and effort of “timeshare-exit” firms and their impact on borrower default rates; and

•unlawful or deceptive third-party VOI resale, cease and desist, or vacation package sales schemes, and reputational risk associated therewith.

Any of these factors could increase our costs, limit or reduce the prices we are able to charge for our products and services, adversely affect our ability to develop or acquire new resorts, or otherwise adversely impact our business, prospects or results.

Our business and operations, including our ability to market VOIs, may be adversely affected by general economic conditions and conditions affecting the vacation ownership industry and the availability of financing.

Our business is subject to risks related to general economic and industry conditions and trends. Our results, operations and financial condition were and continue to be adversely impacted by the COVID-19 pandemic (as described below) and may be adversely affected by unfavorable general economic and industry conditions, such as high unemployment rates and job insecurity, declines in discretionary spending, declines in real estate values, the continuance of the

COVID-19 pandemic and the occurrence of any other public health crisis in the future, adverse weather or geopolitical conflicts, including if these or other factors adversely impact the availability of financing for us or our customers or the ability of our customers to otherwise pay amounts owed under notes receivable. Further, adverse changes affecting the vacation ownership industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and other consumer preferences, demographic and vacation patterns, changes in governmental regulation of the industry, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on our business. This includes risks relating to conditions that negatively shape public perception of our resorts or of travel or the vacation ownership or hospitality industry generally, including travel-related accidents, disease outbreaks, whether in regions generally, at third party properties or at our resorts (including reputational damage, remediation costs and other potential liability and adverse impact of any such outbreak at our resorts).  Our operations and results may be negatively impacted if we are unable to update our business strategy over time and from time to time in response to changing economic and industry conditions.

The COVID-19 pandemic has had, and the current and uncertain future outlook of the pandemic are expected to continue to have, a significant adverse effect on our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has resulted in, and continues to be, an unprecedented disruption in the U.S. economy and its rapid spread, as well as the escalating measures governments and private organizations have implemented in order to stem the spread of this pandemic, have had, and are expected to continue to have, a material adverse impact on our business, operating results and financial condition, including, without limitation, due to government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. Moreover, additional currently unknown restrictions or other events adversely impacting the vacation ownership industry may occur and the adverse effects of the COVID-19 pandemic on our business, operating results and financial condition may otherwise be lengthened or exacerbated.

On March 23, 2020, we temporarily closed all of our VOI sales centers, our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of our Club Resorts and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, we recommenced our sales and marketing operations and our closed resorts began to welcome guests as government mandates were lifted. By December 31, 2020, we were operating in a total of 98 Bass Pro and Cabela’s stores, we reactivated our Choice Hotels call transfer program, all of our resorts were open, and all but two of our VOI sales centers were open. However, there is no assurance that our marketing operations at Bass Pro or Cabela’s stores, or our VOI sales centers will remain open, including in the event of an increase in COVID-19 cases.

In light of the pandemic, we also suspended the payment of regular quarterly cash dividends, reduced our new inventory acquisition and development expenditures and drew down $60 million under our lines-of-credit, all of which was repaid as of December 31, 2020.

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

In addition, we have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. While we do not believe that the full impact of COVID – 19 is reflected in our default or delinquency rates as of December 31, 2020, we believe that the COVID-19 pandemic will continue to have an impact on the collectibility of our VOI notes receivable. Accordingly, the estimate of customer defaults for 2021 was increased as a result of the COVID–19 pandemic by $6.0 million, based on historical experience, forbearance requests received from customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers. We continue to evaluate the impact of the COVID-19 pandemic on our default or delinquency rates as it is rapidly changing and highly uncertain. Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, our allowance may not prove to be accurate and may be increased in future periods, which will adversely impact our operating results for those periods.

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

We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business. Furthermore, not only is the duration of the pandemic and combative measures unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future changes in the situation and what their impact may be on our business. At this time we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers' or general consumer behavior, which may include, without limitation, continued or permanent decreases in discretionary spending and reductions in travel or vacation ownership stays or purchases, each of which would have a material adverse impact on our business, operating results and financial condition.

Our business and properties are subject to extensive federal, state and local laws, regulations and policies. Changes in these laws, regulations and policies, as well as the cost of complying with new or existing laws, regulations and policies and the imposition of additional taxes on operations, as well as new cell phone technologies that automatically identify or block marketing vendor calls, could adversely affect our business. Further, jurisdictions are increasingly seeking to identify additional sources of tax revenue and results of audits of our tax returns or those of our subsidiaries may also have a material adverse impact on our financial condition.

The federal government and the state and local jurisdictions in which we operate have enacted extensive regulations that affect the manner in which we market and sell VOIs and conduct our other business operations. In addition, federal, state and local regulators may enact new laws and regulations that may adversely affect our results or require us to modify our business practices substantially. Many states, including Florida and South Carolina, where certain of our resorts are located, extensively regulate VOI and timeshare-related activities, including the sale of VOIs, the creation and management of resorts, the marketing and sale of properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Timesharing Transaction Procedures Act.

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

In addition, the federal government and the state and local jurisdictions in which we conduct business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “do not call” list, the making of marketing and related calls to cell phone users, a significant development in light of cell phone usage becoming the primary method of communication, the Telemarketing Sales Rule, the Telephone Consumer Protection Act and the CAN-SPAM Act of 2003. These regulations, as well as international data protection laws, have impacted our marketing of VOIs. While we have taken steps designed to ensure compliance with applicable regulations, these steps have increased and are expected to continue to increase our marketing costs and may not prevent failures in compliance. Additionally, adoption of new state or federal laws regulating marketing and solicitation, new case law, and changes to existing laws, could adversely affect current or planned marketing activities and cause us to change our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could affect the amount and timing of our VOI sales. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on our marketing strategies and results. Further, from time to time, complaints are filed against us by individuals claiming that they received calls in violation of applicable regulations. See “Item 3. Legal Proceedings”. Technology advances, including new cellphone technologies that automatically identify or block marketing vendor calls, may also adversely impact our telemarketing efforts or otherwise cause us to change our marketing strategy.

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

There are risks associated with our strategic partnerships and arrangements.

We generate a significant portion of our new sales prospects and leads through our arrangements with various third parties, including Bass Pro and Choice Hotels, and are dependent upon these relationships in order to acquire new customers. VOI sales to prospects and leads generated by our marketing arrangement with Bass Pro accounted for approximately 12% and 13% of our VOI sales volume during the years ended December 31, 2020 and 2019, respectively. If our agreement with Bass Pro, or any other significant marketing arrangement, does not generate a sufficient number of prospects and leads or is terminated or limited and not replaced by another comparable source of sales prospects and leads, we may not be able to successfully market and sell our products and services at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with our marketing efforts. In addition, our business relationship with Bass Pro under the revised terms of our marketing agreement entered into in June 2019 may not be as profitable as under the prior terms, or at all, or otherwise result in the benefits anticipated.

Our business and results may be impacted if financing is not available on favorable terms, or at all.

In connection with VOI sales, we generally offer financing to the purchaser of up to 90% of the purchase price of the VOI. However, we incur selling, marketing and administrative cash expenses prior to and concurrent with the sale. These costs, along with the cost of the underlying VOI, generally exceed the down payment we receive at the time of the sale. Accordingly, our ability to borrow against or sell our notes receivable has historically been a critical factor in our continued liquidity, and we therefore have depended on funds from our credit facilities and securitization transactions to finance our operations. If our pledged receivables facilities terminate or expire and we are unable to extend them or replace them with comparable facilities, or if we are unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, our liquidity, cash flow and profitability would be materially and adversely affected. Credit market disruptions have in the past, including in connection with the COVID-19 pandemic, adversely impacted the willingness of banks and other finance companies to provide “warehouse” lines of credit for VOI notes receivable and resulted from time to time in the term securitization market being unavailable. Future credit market disruptions may have similar effects or otherwise make obtaining additional and replacement external sources of liquidity more difficult and more costly, if available at all.

In addition, financing for real estate acquisition and development and the capital markets for corporate debt is cyclical. While we have increased our focus on encouraging higher down payments in connection with sales, there is no assurance that this initiative will enhance our financial position or otherwise be successful in the long-term.

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

As of December 31, 2020, we had $12.2 million of indebtedness scheduled to become due during 2021. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. However, there is no assurance that we will be able to renew, extend or refinance all or any portion of our outstanding debt or otherwise obtain sufficient external sources of liquidity, in each case, on attractive terms, or at all. If we are unable to do so, our liquidity and financial condition may be materially, adversely impacted.

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

Our VOI notes receivable financing facilities could be adversely affected if a particular VOI note receivable pool fails to meet certain performance ratios, which could occur if the default rate or other credit metrics of the underlying VOI notes receivable deteriorate. In addition, if we offer financing to purchasers of VOIs with terms longer than those generally offered in the industry, we may not be able to securitize those VOI financing receivables. Our ability to sell securities backed by our VOI notes receivable depends on the continued ability and willingness of capital market participants to invest in such securities. Asset-backed securities issued in our term securitization transactions could be downgraded by credit agencies in the future. If a downgrade occurs, our ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and we could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available. Similarly, if other operators of vacation ownership products were to experience significant financial difficulties, or if the vacation ownership industry as a whole were to contract, we could experience difficulty in securing funding on acceptable terms. The occurrence of any of the foregoing could adversely impact our business and results, including, without limitation, by reducing the amount of financing we are able to provide to VOI purchasers, which in turn may result in a reduction in VOI sales. As described above, the COVID-19 pandemic has had an adverse impact on our VOI notes receivable portfolio, which has resulted in an increase in our allowance for loan losses and may result in additional increases or other adverse impacts in the future.

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

Rating agencies from time to time review prior specific transaction ratings in light of tightened ratings criteria. Further, specific securitization transactions are reviewed by third-party rating agencies. If rating agencies were to downgrade their original ratings on certain bond classes in our securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and our ability to sell future bonds on favorable terms or at all. While we are not aware of any reasonably likely downgrades to the ratings of bond classes in our securitizations, such ratings changes can occur without advance notice.

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

Our capital-light activities, including fee-based sales and marketing arrangements, and JIT and secondary market sales activities, may not be successful or profitable, which would have an adverse impact on our results of operations and financial condition.

We offer fee-based marketing, sales, resort management and other services to third-party developers, which we believe enables us to leverage our expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. We intend to continue our capital-light business activities as such activities generally produce positive cash flow and typically require less capital investment than our traditional vacation ownership business. We have attempted to structure these activities to cover our costs and generate a profit. Sales of third-party developers’ VOIs must generate sufficient cash to comply with the terms of their financing obligations as well as to pay the fees or commissions due to us. The third-party developers may not be able to obtain or maintain financing necessary to meet their requirements, which could impact our ability to sell the developers’ inventory. While we could attempt to utilize other arrangements, including JIT arrangements, where we would utilize our receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to us and impact profitability. We commenced our capital-light activities largely during the “Great Recession” in response to poor economic conditions and our fee-based and other capital-light business activities in the future may be adversely impacted by changes in economic conditions such as the adverse impact of the COVID-19 pandemic. When we perform fee-based sales and marketing services, we sell VOIs in resorts developed by third parties as an interest in the Vacation Club. This subjects us to a number of risks typically associated with selling products developed by others under our own brand name, including litigation risks. Further, these arrangements may expose us to additional risk as we will not control development activities or timing of development completion. If third parties with whom we enter into agreements are not able to fulfill their obligations to us, the inventory we expect to acquire or market and sell on their behalf may not be available when expected or at all, or may not otherwise meet agreed-upon specifications. Further, if these third parties do not perform as expected and we do not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, our ability to maintain or increase sales levels would be adversely impacted.

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

•any costs or damage to physical assets or interruption of access to physical assets or operations resulting from an outbreak of contagious diseases, such as the COVID-19 outbreak, or from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms, which may increase in frequency or severity due to climate change or other factors; and

•claims by employees, members and their guests for injuries sustained on these resort properties.

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

We believe that our participation in exchange networks and other strategic alliances and our Traveler Plus program make ownership of our VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at our resorts. Our participation in the RCI exchange network allows Vacation Club owners to use their points to stay at over 4,200 participating resorts, based upon availability and the payment of a variable exchange fee. During the year ended December 31, 2020, approximately 4% of Vacation Club owners utilized the RCI exchange network for a stay of two or more nights. We also have an exclusive strategic arrangement with Choice Hotels pursuant to which, subject to payments and conditions, certain of our resorts have been branded as part of Choice Hotels’ Ascend Hotel Collection. Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays at Choice Hotels’ properties. For a nominal annual fee and transactional fees, Vacation Club owners may also participate in our Traveler Plus program, which enables them to use points to access an additional 44 direct exchange resorts and for other vacation experiences such as cruises. In addition, Traveler Plus members can directly use their Vacation Club points for stays at Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America. We may not be able to or desire to continue to participate in the RCI or direct exchange networks in the future or maintain or extend our other marketing and strategic networks, alliances and relationships. In addition, these networks, alliances and relationships, and our Traveler Plus program, may not continue to operate effectively, and our customers may not be satisfied with them. In addition, we may not be successful in identifying or entering into new strategic relationships in the future. If any of these events should occur, our results of operations and financial condition may be materially and adversely impacted.

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

We intend to continue our strategy of selectively pursuing complementary strategic transactions and relationships. We may also purchase management contracts, including from resort operators facing financial distress, and purchase VOI inventory at resorts that we do not manage, with the goal of acquiring sufficient VOI ownership at such a resort to become the manager of that resort. The successful execution of this strategy will depend on our ability to identify and enter into the agreements necessary to take advantage of these potential opportunities, and to obtain any necessary financing. We may not be able to do so successfully. In addition, our management may be required to devote substantial time and resources to pursue these opportunities, which may divert their attention away from our other operations.

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

Risks Related to Our Indebtedness

•Our indebtedness could limit our activities and adversely impact our results and financial condition.

•Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our results of operations and liquidity.

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our results of operations and liquidity.

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although our VOIs notes receivable are not indexed to LIBOR, as of December 31, 2020, we had $110.8 million of LIBOR indexed junior subordinated debentures, $40.5 million of LIBOR indexed receivable-backed notes payable and lines of credit, and $127.5 million of LIBOR indexed lines of credit and notes payable that mature after 2021.  We are evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on our results of operations and liquidity.

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

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to our variable-rate debt would be an annual increase of $3.0 million, based on balances as of December 31, 2020.

Risks Related to the Real Estate Industry and Real Estate Development

•We are subject to the risks of the real estate market and real estate development, including a decline in real estate values, a deterioration of other conditions relating to the real estate market and real estate development, and potential environmental liabilities.

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

Risks Related to Technology, Privacy and Intellectual Property Rights

•We would be adversely impacted if we fail to maintain the integrity of internal or customer data.

•We may not be able to keep pace with technological developments, and the cost involved in updating technology may be significant.

•A failure to protect our or our business partners’ intellectual property rights could adversely affect our business.

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

The cost involved in updating technology may be significant, and the failure to keep pace with developments in technology could impair our operations or competitive position.

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

Risks Related to Ownership of Our Common Stock

•Ownership of our common stock involves risks associated with BVH’s control position.

•We have suspended the payment of regular quarterly cash dividends on our common stock and may not resume paying dividends in the future.

•Provisions in our organizational documents may prevent a change in control, changes in our management and/or depress the trading price of our common stock, and our bylaws contain an exclusive forum provision.

•Future sales of our common stock (or the perception of future sales) may cause the market price of our common stock to decline.

•We are an “emerging growth company” and a “controlled company” and our reliance or ability to rely on certain exemptions as a result thereof may make our common stock less attractive to investors.

BVH’s controlling position in our common stock limits our shareholders’ ability to influence corporate matters, including the outcome of director elections and other matters requiring shareholder approval and such controlling position and the overlap of management with BVH may result in conflicts of interest and competition for management time or attention.

BVH holds approximately 93% of our outstanding common stock. As a result of such ownership position, BVH is able to exercise control over all matters requiring shareholder approval, including the election of directors, amendments of our Amended and Restated Articles of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change in control or changes in management and will make the approval of certain transactions impossible without the support of BVH. Alan B. Levan, our Chairman, President and Chief Executive Officer and the Chairman and Chief Executive Officer of BVH, John E. Abdo, our and BVH’s Vice Chairman, Jarett S. Levan, the son of Mr. Alan Levan and a director of our company and BVH, and Seth M. Wise, a director of our company and former director of BVH, may be deemed to control BVH by virtue of their collective ownership of the Class A Common Stock and Class B Common Stock of BVH represents, a majority of BVH’s total voting power. The interests of BVH and Mr. Alan Levan. Mr. Abdo, Mr. Jarett Levan, and Mr. Wise may conflict with our interests or the interests of our other shareholders, including that they may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance BVH’s investment in us or improve BVH’s financial condition, even though such transactions might involve risks to us. In addition, this concentration of ownership could deprive shareholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

We have suspended the payments of regular quarterly cash dividends and may not resume paying dividends on our common stock.

We paid a cash dividend of $0.13 per share on our common stock during the first quarter of 2020.  On April 22, 2020, our board of directors suspended regular quarterly cash dividends on our common stock due to the impact of the COVID-19 pandemic. On July 22, 2020, we declared a special cash dividend of $1.19 per share on our common stock which was paid on August 21, 2020 to shareholders of record as of the close of trading on August 6, 2020. Any future dividends, including the timing and amount thereof, will be at the discretion of our board of directors and will be subject to applicable law and contractual restrictions, including restrictions contained in our credit facilities, and our financial condition, results of operations, available cash, capital requirements, general business conditions and prospects, and other factors that our board of directors may deem relevant. It is it uncertain when or if our board will reinstate regular quarterly cash dividends or otherwise declare any dividends.

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

Our Amended and Restated Articles of Incorporation and our Fourth Amended and Restated Bylaws contain, and Florida law contains, provisions that may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares of our common stock, and attempts by our shareholders to replace or remove our management. These provisions include those which:

•grant our board of directors the authority to approve the issuance of additional shares of common stock or preferred stock and to fix the relative rights and preferences of the preferred stock (in each case, without any action or vote of our shareholders), which could be used for, among other things, the adoption of a shareholder rights plan if determined to be advisable by our board of directors;

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

Our Fourth Amended and Restated Bylaws has an exclusive forum provision, which could limit our shareholders’ ability to obtain a different judicial forum for disputes with us or our directors, officers or other employees.

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

Due to the limited public float of our common stock as a result of BVH’s approximate 93% interest, there is limited trading volume in our common stock, the market price of our common stock may be volatile and shareholders may not be able to sell their shares in the amounts desired without impacting the market price of our common stock. In addition, we believe that certain shareholders have significant holdings of shares of our common stock within the public float. The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. These sales, or the perception that these sales might occur, could depress the market price of our common stock and make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

We are an “emerging growth company,” as defined in the JOBS Act, and will remain an emerging growth company until December 31, 2022, we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. We have relied, and for so long as we remain an emerging growth company, we are permitted, and intend, to rely, on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include reduced financial disclosure, reduced disclosure obligations regarding executive compensation, exemptions from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments, exemptions from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and exemptions from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements. Investors may find our common stock to be less attractive as a result of our reliance on some or all of these exemptions which may adversely impact the trading levels with respect to our common stock and our stock price, and cause our stock price to be more volatile.

We are a “controlled company” within the meaning of the listing standards of the NYSE and, as a result, we qualify for, and may rely on, exemptions from certain corporate governance requirements applicable to non-controlled companies.

As a result of BVH’s controlling position with respect to our common stock, we are a “controlled company” within the meaning of the listing standards of the NYSE. As a “controlled company,” we may elect not to comply with certain corporate governance requirements set forth in the listing standards of the NYSE, including:

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

General Risks

•Legal and regulatory proceedings could adversely affect our financial condition and operating results.

•The loss of key management or personnel could adversely affect our business.

•The preparation of our financial statements in accordance with GAAP involves estimates, judgments and assumptions, as to which there are inherent uncertainties, and changes thereto could adversely impact our operating results and financial condition.

•Our stock price may be volatile or may decline regardless of our operating performance.

•A failure to maintain proper and effective internal controls could have adverse impacts.

•Our shareholders’ interests may be diluted by future stock issuances.

•If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

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

•the COVID-19 pandemic;

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

Pursuant to our Amended and Restated Articles of Incorporation and our Fourth Amended and Restated Bylaws, our board of directors have the authority, without any action or vote of our shareholders, to approve the issuance of all or any part of our authorized but unissued shares of common stock or preferred stock. We may issue such capital stock to meet a number of our business needs, including funding any potential acquisitions or other strategic transactions, or pursuant to any equity compensation plans that we may adopt in the future. Stock issuances would reduce the percentage ownership of our then-current shareholders and, in the case of issuances of preferred stock, may result in the interest of our shareholders being subject to the prior rights of holders of that preferred stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431, and consists of approximately 120,838 square feet of leased space. At December 31, 2020, we also maintained sales offices at or near 24 of our resorts as well as regional administrative offices in Orlando, Florida, Knoxville, Tennessee and Indianapolis, Indiana. For information regarding resort properties that are a part of our Vacation Club, please see “Item 1. Business - Our Products - Vacation Club Resorts.”

Item 3. Legal Proceedings.

For a description of our material pending legal proceedings, please see Note 12, Commitments and Contingencies, to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference into this “Legal Proceedings” section.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock

Our common stock is listed on the NYSE under the symbol “BXG”.

There were two shareholders of record of our common stock as of February 26, 2021. The number of record holders does not reflect the number of persons or entities holding their stock in “street” name through brokerage firms or other nominee holders.

Issuer Purchases of Equity Securities

On November 26, 2018, our board of directors approved a share repurchase program which authorizes the repurchase of up to 3,000,000 shares of our common stock at an aggregate cost of up to $35.0 million. The repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. As of December 31, 2020, a maximum of 749,838 shares of common stock could be purchased in the future pursuant to the program at a maximum cost of $18.4 million. No common shares were repurchased during the quarter ended December 31, 2020.

Item 6. Selected Financial Data.

Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis together with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements, including those that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.bluegreenvacations.com and on the SEC’s website at www.sec.gov.

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through our points-based system, the approximately 218,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to over 11,300 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within our core demographic.

Bluegreen Vacations Holding Corporation (“BVH”), formerly BBX Capital Corporation, currently owns approximately 93% of our issued and outstanding common stock.

Impact of the COVID-19 Pandemic

Initial Impact and Response

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. Our operations have been and continue to be adversely impacted by the pandemic. On March 23, 2020, we temporarily closed all of our VOI sales centers, our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of our Club Resorts and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, we recommenced our sales and marketing operations and our closed resorts began to welcome guests as government mandates were lifted. By December 31, 2020, we were operating in a total of 98 Bass Pro and Cabela’s stores, we reactivated our Choice Hotels call transfer program, all of our resorts were open, and all but two of our VOI sales centers were open. However, there is no assurance that our marketing operations at Bass Pro or Cabela’s stores, or our VOI sales centers will remain open, including in the event of an increase in COVID-19 cases. Additionally, reflecting our temporary cessation of marketing activities in the beginning months of the COVID-19 pandemic in general, our pipeline of vacation packages was 121,900 at December 31, 2020 compared to 169,300 at December 31, 2019. However, utilization of the packages has been significantly lower as purchasers have not traveled at the same pace as was traveled pre-pandemic. For more detailed information please see “Results of Operations” included in Part II—Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the effect of the pandemic, we implemented steps to mitigate our costs beginning in March 2020, including reductions in workforce of over 1,700 positions and the placement of another approximate 3,200 of our associates on temporary furlough or reduced work hours. As of December 31, 2020, approximately 3,200 associates had returned to work on a full-time basis for a total of approximately 4,600 full-time associates compared to approximately 5,900 full-time associates as of December 31, 2019. As a result of the effect of the COVID-19 pandemic, during the year ended December 31, 2020, we incurred $5.0 million in severance and $14.3 million of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income for the year ended December 31, 2020. While we paid a special cash dividend of $1.19 per share during August 2020, we suspended the payment of regular quarterly cash dividends during the second quarter of 2020 and there is no assurance that we will recommence paying regular dividends or pay any additional special dividends in the future.

As a precautionary measure to provide additional liquidity if needed, in March 2020, we drew down $60.0 million under our lines-of-credit and pledged or sold receivables under certain of our receivable backed facilities to increase our cash position. As of December 31, 2020, we repaid the $60.0 million borrowed under our lines-of-credit. Also, in June 2020, we amended our Liberty Bank Facility to extend the advance period and maturity date, reduced the outstanding borrowings from $50.0 million to $40.0 million, decreased the advance rate from 85% for qualified conforming receivables to 80% effective September 2020 and, commencing July 1, 2020, changed the interest rate from the Prime Rate with a floor of 4.00% to the Prime Rate minus 0.10% with a floor of 3.40%. In September 2020, we amended our NBA Receivables Facility to extend the advance period and maturity date, decreased the advance rate from 85% for qualified receivables to 80%, and changed the interest rate from one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). In October 2020, we completed the 2020-A Term Securitization, a private offering and sale of approximately $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”) at an overall blended interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0% and the Notes mature in February 2036. Proceeds from the 2020-A Term Securitization were used to paydown approximately $82.1 million owed on existing receivable-backed facilities, (thus creating additional availability on those facilities), to capitalize a reserve fund, to pay fees and expenses associated with the transaction, and for general corporate purposes. In December 2020, we amended our Quorum Purchase Facility to extend the advance period from December 2020 to December 2022 and extend the maturity date from December 2032 to December 2034. We continue to actively pursue additional credit facility capacity and capital market transactions. For more detailed information please see “Liquidity and Capital Resources” included in Part II —Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have historically provided financing to customers for a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. GAAP requires that we reduce sales of VOIs by our estimate of uncollectible VOI notes receivable. The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. We believe that the COVID-19 pandemic will continue to have an impact on the collectibility of our VOI notes receivable. Accordingly, the estimate of defaults for the 2021 year was increased by approximately $6.0 million, based on historical experience, forbearance requests received from customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic on default or delinquency rates is rapidly changing and highly uncertain.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of December 31, 2020, we evaluated the income tax provisions of the CARES Act and determined they had no significant effect on the computation of our estimated effective tax rate for the year ended December 31, 2020. However, we have taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the year ended December 31, 2020, we recorded a tax withholding deferral of $8.6 million and employee retention tax credits of $7.1 million, which is included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income for the year ended December 31, 2020.

Continued Impact of COVID-19 on our Business

We continue to experience lower travel rates especially to high traffic destinations such as Orlando and Las Vegas. The occupancy rates at resorts with sales centers during the fourth quarter of 2020 was approximately 71% as compared to 80% during the fourth quarter of 2019. This trend of reduced travel was also reflected in utilization of vacation packages especially for vacation packages sold prior to the COVID-19 pandemic.

VOI Sales and Financing

Our primary business is the marketing and selling of deeded VOIs, developed either by us or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at 11,300 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, we began selling VOIs on behalf of third-party developers and successfully diversified from a business model focused on capital-intensive resort development to a flexible model with a balanced mix of developed and capital-light inventory as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA, fee-based sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 37% and 50% of system-wide sales of VOIs during the year ended December 31, 2020 and 2019, respectively. While we intend to remain flexible with respect to our sales of the different categories of our VOI inventory in the future based on economic conditions, business initiatives and other considerations, we currently expect that our percentage of fee-based sales will continue to decrease over time. In conjunction with our VOI sales, we also generate interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to approximately 18% per annum. As of December 31, 2020, the weighted-average interest rate on our VOI notes receivable was 15%. In addition, we earn fees for various other services, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing.

Resort Operations and Club Management

We enter into management agreements with the homeowner associations (“HOAs”) that maintain most of the resorts and earn fees for providing management services to those HOAs and our approximately 218,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. In addition to resort and club management services, we earn fees for various other services that produce recurring, predictable and long term-revenue, including construction management services to third-party developers. As described above, while some of our Club Resorts and Club Associate Resorts were closed during March 2020 in response to the COVID-19 pandemic, all were subsequently reopened as of December 31, 2020 and currently remain open.

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

Principal Components of Expenses

Cost of VOIs Sold. Represents the cost at which our owned VOIs sold during the period were relieved from inventory. In addition to inventory from our VOI business, our owned VOIs also include those that were acquired by us under JIT and secondary market arrangements. Compared to the cost of our developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales is typically favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired and actual defaults and equity trades are higher and the resulting change in estimate is recognized. While we believe that there is additional inventory that can be obtained through the secondary market at favorable prices to us in the future, there is no assurance that such inventory will be available.

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

For further information see Item 8. Financial Statements and Supplementary Data – Note 2: Basis of Presentation and Recently Issued Accounting Pronouncements

EBITDA and Adjusted EBITDA

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders. We define EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes and depreciation and amortization. Adjusted EBITDA is defined as our EBITDA, adjusted to exclude amounts of loss (gain) on assets held for sale, and other items that we believe are not representative of ongoing operating results. Accordingly, we exclude certain items such as severance charges net of employee retention tax credits, incremental costs associated with the COVID-19 pandemic, and amounts accrued or incurred in connection with the Bass Pro settlement in June 2019. We define Adjusted EBITDA Attributable to Shareholders as our Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which we own a 51% interest). For purposes of the calculation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders calculations for each period presented, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of our business.

We consider our EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders and Segment Adjusted EBITDA to be indicators of our operating performance, and they are used by us to measure our ability to service debt, fund capital expenditures and expand our business. EBITDA and Adjusted EBITDA are also used by companies, lenders, investors and others because they exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing our results as reported under GAAP. The limitations of using EBITDA, Adjusted EBITDA or Adjusted EBITDA

Attributable to Shareholders as an analytical tool include, without limitation, that EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect (i) changes in, or cash requirements for, our working capital needs; (ii) our interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness (other than as noted above); (iii) our tax expense or the cash requirements to pay our taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that we do not believe to be indicative of our future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITD EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders A do not reflect any cash that may be required for such replacements. In addition, the definition of Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders may not be comparable to definitions of Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders or other similarly titled measures used by other companies.

Results of Operations

Adjusted EBITDA Attributable to Shareholders for the years ended December 31, 2020, 2019 and 2018

We consider Segment Adjusted EBITDA in connection with our evaluation of the operating performance of our business segments as described in Note 17: Segment Reporting to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. See above for a discussion of our definition of Adjusted EBITDA Attributable to Shareholders, how management uses it to manage our business and material limitations on its usefulness. The following tables set forth Segment Adjusted EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders, EBITDA and a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders to net income, our most comparable GAAP financial measure:

	For the Years Ended December 31,
	2020	2019	2018
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$46,909	$143,581	$170,668
Adjusted EBITDA - resort operations
and club management	65,435	59,878	53,561
Total Segment Adjusted EBITDA	112,344	203,459	224,229
Less: Corporate and other	(55,331)	(70,000)	(69,941)
Less: Adjusted EBITDA attributable to non-controlling interest in Bluegreen/Big Cedar Vacations	(7,596)	(11,670)	(12,468)
Total Adjusted EBITDA attributable to shareholders	$49,417	$121,789	$141,820

	For the Years Ended December 31,
	2020	2019	2018
(in thousands)
Net income attributable to shareholders	$8,225	$34,851	$87,962
Net income attributable to the non-controlling interest
in Bluegreen/Big Cedar Vacations	7,392	11,273	12,390
Net Income	15,617	46,124	100,352
Add: Depreciation and amortization	15,563	14,114	12,392
Less: Interest income (other than interest earned on
VOI notes receivable)	(3,484)	(7,191)	(6,044)
Add: Interest expense - corporate and other	15,030	19,035	15,195
Add: Franchise taxes	169	193	199
Add: Provision for income taxes	3,212	12,140	28,541
EBITDA	46,107	84,415	150,635
Loss on assets held for sale	1,247	3,656	3
Add: Severance and other (1)	9,659	6,267	3,650
Add: Bass Pro settlement	—	39,121	—
Adjusted EBITDA	57,013	133,459	154,288
Adjusted EBITDA attributable to the non-controlling
interest in Bluegreen/Big Cedar Vacations	(7,596)	(11,670)	(12,468)
Adjusted EBITDA attributable to shareholders	$49,417	$121,789	$141,820

(1)Severance and other for the year ended December 31, 2020 consisted of severance, net of employee retention credits, of $5.5 million, a special bonus paid to all non-executive employees of $3.3 million and COVID-19 incremental costs of $0.9 million. Amounts for the years ended December 31, 2019 and December 31, 2018 consisted of severance costs.

The following tables reconcile system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Years Ended December 31,
	2020	2019	2018
(in thousands)
Gross sales of VOIs	$230,938	$311,076	$305,530
Add: Fee-based sales	136,060	308,032	318,540
System-wide sales of VOIs	$366,998	$619,108	$624,070

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Sales of VOIs and Financing

	For the Years Ended December 31,
	2020		2019
	Amount	% of System- wide sales of VOIs(5)	Amount	% of System- wide sales of VOIs(5)
(dollars in thousands)
Developed VOI sales (1)	$177,508	48%	$355,353	57%
Secondary Market sales	117,023	32	234,883	38
Fee-Based sales	136,060	37	308,032	50
JIT sales	25,911	7	11,641	2
Less: Equity trade allowances (6)	(89,504)	(24)	(290,801)	(47)
System-wide sales of VOIs	366,998	100%	619,108	100%
Less: Fee-Based sales	(136,060)	(37)	(308,032)	(50)
Gross sales of VOIs	230,938	63	311,076	50
Provision for loan losses (2)	(56,941)	(25)	(55,701)	(18)
Sales of VOIs	173,997	47	255,375	41
Cost of VOIs sold (3)	(13,597)	(8)	(21,845)	(9)
Gross profit (3)	160,400	92	233,530	91
Fee-Based sales commission revenue (4)	89,965	66	207,832	67
Financing revenue, net of financing expense	61,883	17	60,454	10
Other (expense) income, net	(942)	—	3,068	—
Other fee-based services, title operations and other, net	3,745	1	7,274	1
Net carrying cost of VOI inventory	(34,626)	(9)	(23,816)	(4)
Selling and marketing expenses	(217,408)	(59)	(321,216)	(52)
General and administrative expenses - sales and marketing	(27,347)	(7)	(70,258)	(11)
Operating profit - sales of VOIs and financing	35,670	10%	96,868	16%
Add: Depreciation and amortization	5,852		6,118
Add: Severance and other	4,445		1,416
Add: Bass Pro Settlement	—		39,121
Add: Loss on assets held for sale	942		58
Adjusted EBITDA - sales of VOIs and financing	$46,909		$143,581

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

Sales of VOIs. Sales of VOIs were $174.0 million and $255.4 million during the years ended December 31, 2020 and 2019, respectively. Sales of VOIs were impacted by the factors described in the discussion of system-wide sales of VOIs below, primarily the adverse impact of the COVID-19 pandemic. Gross sales of VOIs were reduced by $56.9 million and $55.7 million during the years ended December 31, 2020 and 2019, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates regarding the performance of future notes receivable. Our provision for loan losses as a percentage of gross sales of VOIs was 25% and 18% during the years ended December 31, 2020 and 2019, respectively. The percentage of our sales which were realized in cash within 30 days from sale was 42% during the years ended December 31, 2020 and 2019.

The increase in the provision for loan losses during the year ended December 31, 2020 as compared to 2019 was primarily due to an increase in defaults experienced during the 2020 year and the increased defaults expected to result based on the COVID-19 pandemic. We believe that the COVID-19 pandemic will continue to have an impact on the collectibilty of our VOI notes receivable. Accordingly, the estimate of defaults for the 2021 year was increased by approximately $6 million, after consideration of historical experience, forbearance requests received from customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic on default and delinquency rates is rapidly changing and highly uncertain. In March 2020, we began receiving requests from borrowers requesting modifications of their VOI notes receivable due to financial hardship resulting from the economic impacts of the COVID-19 pandemic. Hardship requests declined in June 2020 and the program was discontinued on June 30, 2020. Prior to discontinuing the program, approximately 4.1% of our portfolio was granted up to a three-month deferral or extension of payments, approximately 86% of which as of December 31, 2020 had resumed payments under the newly modified terms. In addition to the COVID-19 pandemic, the provision for loan losses continues to be impacted by defaults which we believe are attributable to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters during the year ended December 31, 2020 remained consistent with 2019. See Note 12: Commitments and Contingencies to our consolidated financial statements included in Item 8 of this report for additional information regarding such letters and actions we have taken in connection with such letters. The impact of the COVID-19 pandemic and the continued impact of actions taken by timeshare exit firms are highly uncertain and there is no assurance that our steps taken to mitigate the impact of the pandemic or actions taken by timeshare exit firms will be successful. As a result, actual defaults may differ from our estimates and the allowance for loan losses may not prove to be adequate.

In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are also impacted by the number of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	Year Ended December 31,
	2020	2019
Average annual default rates (1)	9.79%	8.73%

	As of December 31,
	2020	2019
Delinquency rates (1)	3.26%	3.62%

(1)The Average Default Rates in the table above includes VOIs which have been defaulted but had not yet charged off due to the provisions of certain of our receivable-backed notes payable transactions, as well as certain third-party and attorney represented cease and desist loans over 127 days delinquent.  Accordingly, these have been removed from the Delinquency Rates above.

System-wide sales of VOIs. System-wide sales of VOIs were $367.0 million and $619.1 million during the years ended December 31, 2020 and 2019, respectively. System-wide sales of VOIs depend on the number of guests who attend a timeshare sale presentation, with each such guest counted as a ”tour”, that we can potentially convert into a sale of VOI. The number of guest tours is driven by the number of existing owner guests we have staying at a resort with a sales center and the number of new guest arrivals that agree to attend a sales presentation. As a result of COVID-19 pandemic, the number of guests and owners willing to travel decreased significantly, which lowered the number of tours completed. Further, the temporary closure of all marketing operations and VOI sales centers as a result of the COVID-19 pandemic and other adverse impacts of the pandemic is expected to continue to significantly impact system-wide sales of VOIs in the near-term and possibly longer. The ultimate impact, including the extent and duration of the impact, cannot be predicted at this time.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. The individual VOIs sold is based on several factors, including the needs of fee-based clients, our debt service requirements and default resale requirements under term securitizations and similar transactions. These factors and business initiatives contribute to fluctuations in the amount of sales by category from period to period. Fee-Based Sales comprised 37% and 50% of system-wide sales of VOIs during the year ended December 31, 2020 and 2019, respectively. While we intend to remain flexible with respect to our sales of the different categories of our VOI inventory in the future based on economic conditions, business initiatives and other considerations, we currently expect that our percentage of fee-based sales will continue to decrease over time as we increase efforts to generate our developed VOI sales and secondary market VOI sales. Actual trends may differ from current expectations.

The following table sets forth certain information for system-wide sales of VOIs for 2020 and 2019:

	For the Year Ended December 31,
	2020	2019	% Change
Number of sales centers open at period-end (1)	24	26	(8)
Number of active sales arrangements with third-party clients at period-end	15	15	—
Total number of VOI sales transactions	22,188	40,703	(45)
Average sales price per transaction	$16,586	$15,307	8
Number of total guest tours	120,801	235,842	(49)
Sale-to-tour conversion ratio– total marketing guests	18.4%	17.3%	6
Number of new guest tours	59,469	142,130	(58)
Sale-to-tour conversion ratio– new marketing guests	14.6%	14.1%	4
Percentage of sales to existing owners	63.6%	54.5%	17
Average sales volume per guest	$3,046	$2,642	15

(1)Due to the COVID-19 pandemic in 2020, two sales centers were consolidated and one has not reopened.

Cost of VOIs Sold. During the years ended December 31, 2020 and 2019, cost of VOIs sold was $13.6 million and $21.8 million, respectively, and represented 8% and 9%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales is typically favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs decreased during the year ended December 31, 2020, as compared to 2019, primarily due to the impact of anticipated higher future defaults partially offset by lower cost secondary market purchases.

Fee-Based Sales Commission Revenue. During the years ended December 31, 2020 and 2019, we sold $136.1 million and $308.0 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $90.0 million and $207.8 million, respectively, in connection with those sales. The decreases in sales of third-party developer inventory on a commission basis during 2020 was due primarily to the temporary closure of VOI sales centers as a result of the COVID-19 pandemic and other factors described above. We earned an average sales and marketing commission of 66% and 67% during the years ended December 31, 2020 and 2019, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain of our fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the year ended December 31, 2020 as compared to 2019 was primarily related to an increase in our reserve for cancellations coupled with the decrease in fee-based sales described above.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $77.5 million and $80.0 million during the years ended December 31, 2020 and 2019, respectively, which was partially offset by interest expense on receivable backed debt of $17.0 million and $20.5 million, respectively. The increase in finance revenue, net of finance expense during 2020 as compared to 2019 is primarily due to lower outstanding receivable-backed debt balances and a lower weighted-average cost of borrowings attributable to the lower interest rates in 2020 partially offset by lower notes receivable balances as a result of lower VOI sales due to the COVID-19 pandemic and other factors described above. Revenue from mortgage servicing during the years ended December 31, 2020 and 2019 of $5.9 million and $6.2 million, respectively, are included in financing revenue, net of mortgage servicing expenses of $4.6 million and $5.3 million, respectively.

Other Fee-Based Services — Title Operations, net. During the years ended December 31, 2020 and 2019, revenue from our title operations was $7.6 million and $14.2 million, respectively, which was partially offset by expenses directly related to our title operations of $3.8 million and $7.0 million, respectively. Resort title fee revenue varies based on VOI sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located. The decrease in 2020 is due to lower VOI sales as a result of the COVID-19 pandemic and other factors described above.

Net Carrying Cost of VOI Inventory. The carrying cost of our inventory was $40.8 million and $35.6 million during the years ended December 31, 2020 and 2019, respectively, which was partially offset by rental and sampler revenue of $6.2 million and $11.8 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to decreased rentals of developer inventory and decreased sampler stays due to, among other things, reduced travel associated with the COVID-19 pandemic as well as increased maintenance fees and developer subsidies associated with the increase in VOI inventory. In certain circumstances, we offset marketing costs by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $217.4 million and $321.2 million during the years ended December 31, 2020 and 2019, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 59% and 52% during the years ended December 31, 2020 and 2019. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs during the year ended December 31, 2020 compared to the year ended December 31, 2019, is primarily attributable to certain fixed costs inherent in Bluegreen’s sales and marketing operations and the costs of maintaining certain sales and marketing associates on furlough despite the temporary closure of our VOI sales sites and marketing operations in connection with the COVID-19 pandemic as discussed above. During the year ended December 31, 2020, we incurred $3.2 million in severance and $13.6 million of payroll and benefits expenses relating to employees on temporary furlough or reduced work hours as a result of the impact of the COVID-19 pandemic. In addition, since reopening activities commenced, we incurred costs associated with the reopening of 88 Bass Pro and Cabela’s stores that were open prior to the COVID-19 pandemic and the commencement of marketing operations at 10 additional Cabela’s stores. We utilize these stores to sell mini-vacation packages to customers for future travel which require the customers to attend a timeshare presentation. During 2020 we incurred costs associated with redesigning our sales and marketing platform including updating our sales offices, refreshing our marketing collateral and adding new sales and marketing senior leadership positions. Further, we have invested in various local and national marketing programs to attract new customers. These programs may not be successful or generate a sufficient number of prospects to offset the program costs incurred.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for 2020 and 2019

	For the Year Ended December 31,
	2020	2019	% Change
Number of Bass Pro and Cabela's marketing locations at period-end	98	83	18
Number of vacation packages outstanding, beginning of the period (1)	169,294	163,100	4
Number of vacation packages sold	131,970	205,161	(36)
Number of vacation packages outstanding, end of the period (1)	121,915	169,294	(28)
% of Bass Pro vacation packages at period end	53%	43%	23
% of Cabela's vacation packages at period end	15%	3%	400
% of Choice Hotel vacation packages at period end	20%	29%	(31)
% of Other vacation packages at period end	12%	25%	(52)

(1)Excludes vacation packages sold to customers more than one year prior to the period presented and vacation packages sold to customers who had already toured but purchased an additional vacation package.

During 2020, we eliminated certain of our lower performing mini-vacation programs, including a lead generation operation at various malls. While the elimination of this program did result in lower sales of mini-vacation packages in 2020 and in the short-term, we believe our expansion into Cabela’s and other programs will make up for the lost mini-vacation packages in the future. Additionally, package sales generated through our Choice call transfer program declined 50% compared to 2019, reflecting lower occupancy throughout Choice’s system.

Our agreement with Bass Pro previously provided for the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels.  As previously disclosed, during June 2019, we entered into a settlement agreement and amended marketing agreement with Bass Pro. Pursuant to the settlement agreement and amended marketing arrangement with Bass Pro the settlement payment and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement.  If our marketing operations pursuant to the amended agreement with Bass Pro do not generate a sufficient number of prospects and leads or is terminated or limited, we may not be able to successfully market and sell our products and services at anticipated levels or at levels required in order to offset the costs associated with our marketing efforts.   In addition, the amended arrangement with Bass Pro has resulted in an increase in our marketing costs as a percentage of sales from the program, based on increases in program fixed costs and anticipated VOI sales volumes from this marketing channel.  In light of the decrease in sales due to the COVID-19 pandemic, the increase in cost of this marketing program has adversely impacted our results of operations and cash flow and may continue to have an adverse impact if sales continue to be below expected levels. See Note 12: Commitments and Contingencies to our consolidated financial statements included in Item 8 of this report for additional information regarding the terms of the Bass Pro settlement and amended marketing agreement.

In addition to vacation packages sold we also sell to new prospects, to customers packages who already toured and indicated they would tour again. As of December 31, 2020, the pipeline of such packages was approximately 15,000.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $27.3 million and $70.3 million during the years ended December 31, 2020 and 2019, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 7% and 11% during the years ended December 31, 2020 and 2019, respectively. Included in general and administrative expenses attributable to sales and marketing operations for the year ended December 31, 2019 was approximately $39.1 million related to the settlement of the dispute with Bass Pro in June 2019. Net of the June 2019 Bass Pro settlement, general and administrative expenses attributable to sales and marketing operations decreased during the year ended

December 31, 2020 compared to the year ended December 31, 2019 primarily as a result of lower branding, licensing, and marketing fees for Bluegreen/Big Cedar Vacations as a result of decreased sales of VOIs described above.

Resort Operations and Club Management

	For the Years Ended December 31,
	2020		2019
(dollars in thousands)
Resort operations and club management revenue	$168,560		$174,887
Resort operations and club management expense	(105,320)		(122,428)
Operating profit - resort operations and club management	63,240	38%	52,459	30%
Add: Depreciation and amortization	796		1,294
Add: Severance	1,369		238
Add: Loss on assets held for sale	30		5,887
Adjusted EBITDA - resort operations and club management	$65,435		$59,878

Resort Operations and Club Management Revenue. Resort operations and club management revenue decreased 4% during the year ended December 31, 2020 as compared to the year ended December 31, 2019. Cost reimbursement revenue, which consists of payroll and other expenses which we incur and pass to the HOAs to operate, was flat during the year ended December 31, 2020 as compared to the year ended December 31, 2019 reflecting the temporary closure of many resorts related to the COVID-19 pandemic, as described above. Net of cost reimbursement revenue, resort operations and club management revenues decreased 6% during the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily as a result of decreases in revenues from our Traveler Plus program, other owner programs, resort retail operations and third-party rental commissions as a result of lower activity due to the COVID-19 pandemic. Our resort network includes 68 Club and Club Associate Resorts as of both December 31, 2020 and December 31, 2019. We managed 49 resort properties as of both December 31, 2020 and December 31, 2019.

Resort Operations and Club Management Expense. During 2020, resort operations and club management expense decreased 14% compared to 2019. The decrease was primarily due to steps taken to reduce costs in the first quarter of 2020 in addition to lower costs related to the Traveler Plus program, other owner programs and resort retail operations in 2020 as compared to 2019, in each case, as a result of or in response to the COVID-19 pandemic. Additionally, in December 2019 we conveyed the ski and golf operations and related property at one of our resorts to the HOA, which resulted in a non-cash loss on the disposal of approximately $5.6 million.

Corporate and Other

	For the Years Ended December 31,
	2020	2019
(in thousands)
General and administrative expenses - corporate and other	$(68,165)	$(81,128)
Other (expense) income, net	(370)	1,909
Franchise taxes	169	193
Loss (gain) on assets held for sale	275	(2,289)
Add: Depreciation and amortization	8,915	6,702
Add: Severance and other	3,845	4,613
Adjusted EBITDA - Corporate and other	$(55,331)	$(70,000)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $68.2 million and $81.1 million during the years ended December 31, 2020 and 2019, respectively. The decrease was primarily due to a $7.1 million employee retention credit earned in 2020 under the CARES Act ($2.2 million of which was earned on severance) and an overall $7.7 million in reduction in payroll expense due to lower headcount as a result of steps taken to reduce costs in the first quarter. These decreases were partially offset by $1.9 million in severance cost for corporate employees during the year ended December 31, 2020 ($1.2 million was due to severance related to steps taken to reduce costs in the first quarter due to the COVID-19 pandemic) and a $3.3 million special bonus paid to all non-executive employees during 2020.

Other (Expense) Income, net. Other (expense) income, net was ($0.4) million and $1.9 million during the years ended December 31, 2020 and 2019, respectively. This decrease was primarily related to a land sale during June 2019 resulting in a gain of $2.0 million, with no such transaction in 2020.

Interest Expense Interest expense not related to receivable-backed debt was $15.0 million and $19.0 million during the years ended December 31, 2020 and 2019, respectively. The decrease in interest expense during the year ended December 31, 2020 was primarily due to a lower weighted-average cost of borrowing, partially offset by higher outstanding debt balances as compared to the year ended December 31, 2019.

Provision for Income Taxes Provision for income taxes was $3.2 million and $12.1 million during the years ended December 31, 2020 and 2019, respectively. Our effective income tax rate was approximately 28% and 26% for the years ended December 31, 2020 and 2019, respectively.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $7.6 million and $11.7 million during the years ended December 31, 2020 and 2019, respectively. The decrease in Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations for the year ended December 31, 2020 was primarily related to the impact of the COVID-19 pandemic, including the temporary closure of our VOI sales centers in connection with the COVID-19 pandemic as described above.

Changes in Financial Condition

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2020	2019
Net cash provided by operating activities	$78,552	$70,558
Net cash provided by (used in) investing activities	72,486	(19,595)
Net cash used in financing activities	(151,288)	(84,451)
Net decrease in cash and cash equivalents	$(250)	$(33,488)

Cash Flows from Operating Activities

The increase of $8.0 million to $78.6 million of operating cash flow during the year ended December 31, 2020 compared to the year ended December 31, 2019 reflects the following:

•a $23.1 million reduction in income tax payments due to the impact of the COVID-19 pandemic and overpayments refunded in 2020,

•$16.0 million less in payments made to Bass Pro pursuant to the settlement agreement and amended marketing arrangement entered into in June 2019,

•$22.5 million in decreased spending on the acquisition and development of inventory during 2020 as compared to 2019,

•lower payments of interest on debt of $5.3 million, offset by

•decreases in cash proceeds from sales and marketing activities due to the initial and continuing impact of the COVID-19 pandemic, on our operations.

Cash Flows from Investing Activities

Cash provided by investing activities increased $92.1 million during the year ended December 31, 2020 compared to 2019, reflecting the August 2020 repayment in full by BVH of the $80.0 million loan we previously made to BVH (as described in Note 16 to the Consolidated Financial Statements) and decreased expenditures for property and equipment in 2020, partially offset by $4.9 million in net proceeds received for the sale of land during 2019.

Cash Flows from Financing Activities

Cash used in financing activities increased $66.8 million during the year ended December 31, 2020 compared to 2019 due to a $10.9 million repurchase of our common stock in a private transaction during 2020, increased net repayments on lines-of-credit and notes payable and receivable-backed notes payable during 2020 compared to 2019 and (despite the suspension of regular quarterly cash dividends during the second quarter of 2020) increased dividend payments of $48.3 million as a result of a special cash dividend of $1.19 per share of our common stock paid in 2020. BVH, which holds approximately 93% of our common stock, utilized its proceeds from this special cash dividend to repay the $80.0 million loan we previously made to BVH, as described above.  The increases in cash used in financing activities during 2020 compared to 2019 were partially offset by a $2.5 million decrease in distributions paid in respect of the non-controlling interest in Bluegreen/Big Cedar Vacations in 2020 as compared to 2019. All amounts borrowed on our line-of credit in connection with the COVID-19 pandemic has been repaid as of December 31, 2020.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Due to consumer travel patterns, we typically have seen more tours and experience higher VOI sales during the second and third quarters. However, due to the impact of the COVID-19 pandemic, including the temporary closures of our marketing operations and VOI sales centers as described above, we experienced significantly decreased sales of VOIs in the second, third and fourth quarters of 2020 as compared to prior years and currently expect such adverse impact to continue in the near-term and possibly longer.

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

While the vacation ownership business has historically been capital intensive and we have in the past and may in the future pursue transactions or activities which may require significant capital investment, we have sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting our capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows; and (v) by selling VOIs obtained through secondary market or JIT arrangements. We consider free cash flow to be a measure of cash generated by operating activities that can be used for future investing and financing activities, however, it is not a guarantee that we will use excess cash flows for such purposes. While we intend to remain flexible with our sales of different categories of VOI inventory in the future, we currently expect that our mix of fee-based inventory will decrease over time.

We have $20.1 million of required contractual obligations due to be paid within one year, as well as two financing facilities with advance periods that will expire in 2021. While there is no assurance that we will be successful, we intend to seek to renew or extend our debt and extend our advance periods on certain facilities.

The ability to sell and/or borrow against notes receivable from VOI buyers has been critical to our continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been critical to our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. We have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. While we do not believe that the full impact of COVID – 19 is reflected in our default or delinquency rates as of December 31, 2020, we believe that the COVID-19 pandemic will continue to have an impact on the collectbility of our VOI notes receivable.

Further, the COVID-19 pandemic has resulted in instability and volatility in the financial markets. As described above, our ability to borrow against or sell our VOI notes receivable has historically been a critical factor in our liquidity. If we are unable to renew credit facilities or obtain new credit facilities, our business, results of operations, liquidity, or financial condition would be materially, adversely impacted.

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOIs, although there is no assurance that these third party developers will be in a position to deliver that inventory in the future. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory in 2021 is expected to range between $10.0 million to $15.0 million.

During 2019, we paid quarterly cash dividends on our common stock of $0.17 per share during the first, second, and third quarters of 2019 and $0.13 per share during the fourth quarter of 2019, which totaled $47.6 million in the aggregate. During the first quarter of 2020, we paid a cash dividend of $0.13 per share on our common stock which totaled $9.7 million.  On April 22, 2020, our board of directors suspended regular quarterly cash dividends on our common stock due to the impact of the COVID-19 pandemic. During August, 2020, we paid a special cash dividend of $1.19 per share on our common stock, or $86.3 million in the aggregate. There is no assurance that regular or any other special cash dividends will be paid in the future.

In April 2015, one of our wholly owned subsidiaries provided an $80.0 million loan to BVH. BVH currently owns approximately 93% or our outstanding common stock. Amounts outstanding bore interest at a rate of 6% per annum until April 17, 2020, at which time the interest rate was reduced to 4% per annum. Interest only payments were required on a quarterly basis, with all outstanding amounts becoming due and payable at maturity. During the year ended December 31, 2020 and 2019, we recognized $2.5 million and $4.8 million, respectively, of interest income on the loan to BVH. BVH used its proceeds from the special cash dividend paid during August 2020, described above, to repay the loan in full.

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

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell our VOI notes receivable. As of December 31, 2020, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of December 31, 2020	Outstanding Balance as of December 31, 2020	Availability as of December 31, 2020	Advance Period Expiration; Borrowing Maturity as of December 31, 2020	Borrowing Rate; Rate as of December 31, 2020
Liberty Bank Facility	$40,000	$12,316	$27,684	June 2021; June 2024	Prime Rate - 0.10%; floor of 3.40%; 3.40%
NBA Receivables Facility	70,000	31,862	38,138	September 2023; March 2028	30 day LIBOR+2.25% to 2.75%; floor of 3.00% to 3.50%; 3.32% (1)
Pacific Western Facility	40,000	8,623	31,377	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 3.15%
KeyBank/DZ Purchase Facility	80,000	—	80,000	December 2022; December 2024	30 day LIBOR or CP +2.25% (2)
Quorum Purchase Facility	50,000	29,788	20,212	December 2022; December 2034	(3)
	$280,000	$82,589	$197,411

(1)As described in further detail below, borrowings prior to September 25, 2020 accrue interest at a rate equal to one month LIBOR plus 2.75% (with an interest rate floor of 3.50%), provided that the rate shall decrease to one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%) on the then remaining balance of borrowing prior to September 25, 2020 if new advances subsequent to September 25, 2020 are at least $25.0 million by June 30, 2021. Borrowings after September 25, 2020 accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%).

(2)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. As described in further detail below, the interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(3)Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2020, $2.2 million accrues interest at a rate per annum of 4.75%, $15.3 million accrues interest at a fixed rate of 4.95%, and $12.3 million accrues interest at a fixed rate of 5.10%.

Liberty Bank Facility. Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. On June 25, 2020, we amended the Liberty Bank Facility to extend the revolving credit period from June 2020 to June 2021, and the maturity from March 2023 to June 2024. In addition, the amendment decreased the advance rate with respect to Qualified Timeshare Loans from 85% to 80% of the unpaid principal balance of the Qualified Timeshare Loans. The advance rate is 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. The amendment also reduced the maximum permitted outstanding borrowings from $50.0 million to $40.0 million, subject to the terms of the facility, and effective July 1, 2020, decreased the interest rate to the Prime Rate minus 0.10% with a floor of 3.40% from the Prime Rate with a floor of 4.00%. In addition, recourse to us under the amended facility was reduced to $10.0 million, with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”) which was amended and restated on September 25, 2020. The Amended and Restated NBA Receivables Facility extended the revolving advance period from September 2020 to September 2023 and the maturity date from March 2025 to March 2028. In addition, the interest rate on all new advances made under the facility will be one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). Further, if new advances of at least $25.0 million are made by June 30, 2021, the interest rate on borrowings under the facility at September 25, 2020, to the extent then remaining outstanding, will be reduced from the current rate of one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). The Amended and Restated NBA Receivables Facility provides for advances at a rate of 80% on eligible receivables pledged under the facility (decreased from the prior rate of 85%), subject to eligible collateral and specified terms and conditions, during the revolving credit period. The maximum borrowings allowed under the facility remains at $70.0 million. In addition, recourse to Bluegreen/Big Cedar under the amended facility was reduced to $19.9 million as of December 31, 2020 and will be reduced by $1.3 million per month until it reaches a floor of $10.0 million. Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

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

KeyBank/DZ Purchase Facility. We have a VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which permits maximum outstanding financings of up to $80.0 million and provides for an advance rate of 80% with respect to VOI receivables securing amounts financed. The KeyBank/DZ Purchase Facility’s advance period will expire in December 2022 and will mature and all outstanding amounts will become due 24 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. The interest rate under the facility is the applicable index rate plus 2.25% (with an interest rate floor of 0.25%) until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 3.25% (with an interest rate index floor of 0.25%). Subject to the terms of the facility, we will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On December 18, 2020, the Quorum Purchase Facility was amended to extend the advance period to December 2022 from December 2020 and the maturity date to December 2034 from December 2032. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by the parties. Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2020, $2.2 million accrues interest at a rate per annum of 4.75%, $15.3 million accrues interest at a fixed rate of 4.95%, and $12.3 million accrues interest at a fixed rate of 5.10%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, we amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50% (with a LIBOR floor of 0.25%), depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. During March 2020, in an effort to assure adequate liquidity for a sustained period given the effect and uncertainties associated with the COVID-19 pandemic, we drew down $60.0 million under our line-of credit which we have repaid as of December 31, 2020. As of December 31, 2020, outstanding borrowings under the facility totaled $123.8 million, including $93.8 million under the Fifth Third Syndicated Term Loan with an interest rate of 2.25%, and $30.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.25%.

We also have outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

Commitments

Our material commitments include the required payments due on receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on our sales contracts with customers, subsidy advances to certain HOAs, inventory purchase commitments under JIT arrangements and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on all of our outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of December 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total
Receivable-backed notes payable	$—	$—	$33,843	$366,484	$(5,994)	$394,333
Lines-of-credit and notes payable	12,200	24,953	102,500	—	(1,267)	138,386
Jr. subordinated debentures (1)	—	—	—	110,827	—	110,827
Noncancelable operating leases (2)	3,904	12,561	5,770	25,435	—	47,670
Bass Pro Settlement (3)	4,000	8,000	4,000	—	—	16,000
Total contractual obligations	20,104	45,514	146,113	502,746	(7,261)	707,216

Interest Obligations (4)
Receivable-backed notes payable	13,229	26,458	25,108	92,245	—	157,040
Lines-of-credit and notes payable	3,320	5,276	1,871	—	—	10,467
Jr. subordinated debentures	5,615	11,229	11,229	56,836	—	84,909
Total contractual interest	22,164	42,963	38,208	149,081	—	252,416
Total contractual obligations	$42,268	$88,477	$184,321	$651,827	$(7,261)	$959,632

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $37.9 million.

(2)Amounts represent the cash payment for leases and includes interest of $11.9 million. The increase in noncancelable operating leases is primarily the result of 2 new leases executed in December 2020.

(3)Amounts represent the $4.0 million annual cash payment to Bass Pro during each of 2021, 2022, 2023, and 2024 pursuant to the June 2019 settlement agreement and include imputed interest of $2.7 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2020.

In December 2019, our then-serving President and Chief Executive Officer resigned. In connection with his resignation, we agreed to make payments totaling $3.5 million over a period of 18 months, $1.2 million of which remained payable as of December 31, 2020.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2020 and 2019, we made payments related to such subsidies of $24.0 million and $24.9 million, respectively, which are included within cost of other fee-based services. As of December 31, 2020 and December 31, 2019, we had no accrued liabilities for such subsidies.

We intend to use cash on hand and cash flow from operations, including cash received from the sale or pledge of VOI notes receivable, and cash received from new borrowings under existing or future credit facilities in order to satisfy the principal and interest payments required on contractual obligations.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of our ongoing business strategies, the ongoing availability of credit and the impact of the COVID-19 pandemic and success of the actions we have taken in response thereto. We will continue our efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. We may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that our efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be successful or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including debt service obligations. To the extent we are unable to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

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

Pursuant to a settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, we agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that we are accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). We also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Subject to the terms and conditions of the settlement agreement, we are generally required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. During 2020, we paid $5.7 million for this fixed fee, which is included in selling, general and administrative expenses within our consolidated statement of operations and comprehensive income. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In March 2020 as a result of the COVID-19 pandemic, we temporarily closed our retail marketing operations at Bass Pro Shops and Cabela’s stores. Beginning in mid-May 2020, we started the process of recommencing our sales and marketing operations and by December 31, 2020, we had recommenced operating marketing kiosks at 88 Bass Pro Shops and Cabela’s stores (out of a total of 89 stores prior to the closures) and commenced operating marketing kiosks at 10 new Cabela’s stores, for a total of 98 Bass Pro Shops and Cabela’s stores.

Off-balance-sheet Arrangements

As of December 31, 2020 and December 31, 2019, we did not have any “off-balance sheet” arrangements.

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

Revenue Recognition for Sales of VOIs

We generally offer qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments and may be prepaid without penalty. For sales of VOIs for which we provide financing, we have reduced the transaction price for expected loan losses, which we consider to be variable consideration. To the extent we determine that it is probable that a significant reversal of cumulative revenue recognized may occur, we record an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. Our estimate of variable consideration is based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the VOI notes receivable. We also consider whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. Our policies regarding the estimation of variable consideration on our notes receivable are discussed in further detail under “Allowance for Loan Losses on VOI Notes Receivable” below.

Allowance for Loan Losses on VOI Notes Receivable

The allowance for loan losses is related to notes receivable generated in connection with financing our VOI sales. We hold large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables as there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating future loan losses, we do not use a single primary indicator of credit quality but instead evaluate our VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

Inventory and Cost of Sales

We carry our completed inventory at the lower of:  (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. We use the relative sales value method for establishing the cost of our VOI sales and relieving inventory, which requires us to make estimates subject to significant uncertainty. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage based on the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, we do not relieve inventory for VOI cost of sales related to anticipated loan losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable. The effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and risks relating to inflation and changing prices.

Interest Rate Risk

As of December 31, 2020, we had fixed interest rate debt of approximately $341.5 million and floating interest rate debt of approximately $300.2 million, excluding purchase accounting adjustments for junior subordinated debentures of $37.9 million. The floating interest rates are subject to floors and are generally based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes generally do not affect the market value of the debt, but do impact earnings and cash flows relating to the debt, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows relating to the debt, assuming other factors are held constant.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, our debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to our floating rate debt would be an annual increase of approximately $3.0 million based on December 31, 2020 balances and interest rates. Due to the interest rate floors on our floating rate debt, if interest rates decreased one percentage point, the effect on interest expense related to our floating rate debt would be an annual decrease of approximately $1.2 million based on December 31, 2020 balances and interest rates. In addition, a one percentage point increase or decrease in interest rates would affect the total fair value of our fixed rate debt by an immaterial amount. This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a significant change in interest rates, we may pursue actions in order to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that may be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure. Further, in the event of tightened credit markets, there may a significant tightening of availability under our existing lines, we may be unable to renew our lines of credit or obtain new facilities. In addition, our ability to borrow against or sell our VOI notes receivable has historically been a critical factor in our liquidity. As a result, instability or volatility in the financial markets restricting the availability of credit, including any tightening of the credit markets in connection with the continuation or worsening of the COVID-19 pandemic, may adversely impact our, business, results of operations, liquidity, or financial condition.

Risks Relating to Inflation and Changing Prices

Inflation and changing prices have had and may in the future have a material impact on our revenue and results of operations. We have increased the sales prices of our VOIs periodically and have from time to time experienced increases in construction and development costs. We may not be able to increase or maintain the current level of our sales prices, and increased construction and development costs may have a material adverse impact on our gross margin. In addition, to the extent that inflation or increased prices for VOIs adversely impacts consumer demand, our results of operations could be adversely impacted.

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our results of operations and liquidity.

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. Although our VOIs notes receivable are not indexed to LIBOR, as of December 31, 2020 we had $110.8 million of LIBOR indexed junior subordinated debentures, $40.5 million of LIBOR indexed receivable-backed notes payable and lines of credit, and $127.5 million of LIBOR indexed Lines of credit and notes payable that mature after 2021. We are evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on our results of operations and liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLUEGREEN VACATIONS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bluegreen Vacations Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Bluegreen Vacations Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Fort Lauderdale, Florida

March 1, 2021

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2020	2019

ASSETS
Cash and cash equivalents	$203,668	$190,009
Restricted cash ($20,469 and $22,534 in VIEs at December 31, 2020
and December 31, 2019, respectively)	35,728	49,637
Notes receivable	551,393	589,198
Less: Allowance for loan losses	(142,044)	(140,630)
Notes receivable, net ($292,021 and $292,590 in VIEs
at December 31, 2020 and December 31, 2019, respectively)	409,349	448,568
Inventory	347,122	346,937
Prepaid expenses	9,320	10,501
Other assets	31,378	52,731
Operating lease assets	34,325	20,858
Intangible assets, net	61,431	61,515
Loan to related party	—	80,000
Property and equipment, net	90,049	99,262
Total assets	$1,222,370	$1,360,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$10,604	16,653
Accrued liabilities and other	98,471	103,948
Operating lease liabilities	35,783	22,124
Deferred income	15,745	18,074
Deferred income taxes	87,404	92,504
Receivable-backed notes payable - recourse	38,500	78,569
Receivable-backed notes payable - non-recourse (in VIEs)	355,833	344,246
Lines-of-credit and notes payable	138,386	146,160
Junior subordinated debentures	72,932	72,081
Total liabilities	853,658	894,359

Commitments and Contingencies - See Note 12

Shareholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 72,484,293 shares issued and outstanding at December 31, 2020 and 74,362,693 shares
issued and outstanding at December 31, 2019	725	744
Additional paid-in capital	257,812	269,534
Retained earnings	58,149	145,847
Total Bluegreen Vacations Corporation shareholders' equity	316,686	416,125
Non-controlling interest	52,026	49,534
Total shareholders' equity	368,712	465,659
Total liabilities and shareholders' equity	$1,222,370	$1,360,018

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018

Revenue:
Gross sales of VOIs	$230,938	$311,076	$305,530
Provision for loan losses	(56,941)	(55,701)	(51,305)
Sales of VOIs	173,997	255,375	254,225

Fee-based sales commission revenue	89,965	207,832	216,422
Other fee-based services revenue	111,823	125,244	118,024
Cost reimbursements	64,305	63,889	62,534
Interest income	81,022	87,902	85,914
Other income, net	—	—	1,201
Total revenue	521,112	740,242	738,320

Costs and expenses:
Cost of VOIs sold	13,597	21,845	23,813
Cost of other fee-based services	79,434	83,440	69,968
Cost reimbursements	64,305	63,889	62,534
Selling, general and administrative expenses	311,625	472,356	418,403
Interest expense	31,980	39,538	34,709
Other expense, net	1,342	910	—
Total costs and expenses	502,283	681,978	609,427

Income before non-controlling interest and
provision for income taxes	18,829	58,264	128,893
Provision for income taxes	3,212	12,140	28,541
Net income	15,617	46,124	100,352
Less: Net income attributable to non-controlling interest	7,392	11,273	12,390
Net income attributable to Bluegreen Vacations
Corporation Shareholders	$8,225	$34,851	$87,962

Comprehensive income attributable to Bluegreen Vacations
Corporation Shareholders	$8,225	$34,851	$87,962

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME —(Continued)

(In thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018

Earnings per share attributable to
Bluegreen Vacations Corporation shareholders - Basic and diluted	$0.11	$0.47	$1.18

Weighted average number of common shares:
Basic and diluted	72,878	74,439	74,712

Cash dividends declared per share	$1.32	$0.64	$0.60

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

			Equity Attributable to Bluegreen Shareholder(s)
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,734,455	Balance at December 31, 2017	$433,654	$747	$274,366	$115,520	$43,021
—	Net income	100,352	—	—	87,962	12,390
—	Member distribution to Non-controlling interest holder	(9,800)	—	—	—	(9,800)
—	Dividends to shareholders	(44,841)	—	—	(44,841)	—
(288,532)	Repurchase and retirement of Common Stock	(4,000)	(3)	(3,997)	—	—
74,445,923	Balance at December 31, 2018	475,365	744	270,369	158,641	45,611
—	Net income	46,124	—	—	34,851	11,273
—	Member distribution to Non-controlling interest holder	(7,350)	—	—	—	(7,350)
—	Dividends to shareholders	(47,645)	—	—	(47,645)	—
(83,230)	Repurchase and retirement of Common Stock	(835)	—	(835)	—	—
74,362,693	Balance at December 31, 2019	465,659	744	269,534	145,847	49,534
—	Net income	15,617	—	—	8,225	7,392
—	Member distribution to Non-controlling interest holder	(4,900)	—	—	—	(4,900)
—	Dividends to shareholders	(95,923)	—	—	(95,923)	—
(1,878,400)	Repurchase and retirement of Common Stock	(11,741)	(19)	(11,722)	—	—
72,484,293	Balance at December 31, 2020	$368,712	$725	$257,812	$58,149	$52,026

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$15,617	$46,124	$100,352
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	19,231	18,992	16,604
Loss on disposal of property and equipment, net	1,247	3,909	179
Provision for loan losses	56,941	55,701	51,305
(Benefit) provision for deferred income taxes	(5,100)	1,448	2,090
Changes in operating assets and liabilities:
Notes receivable	(17,722)	(65,910)	(64,002)
Prepaid expenses and other assets	22,186	(2,706)	3,092
Inventory	(185)	(12,788)	(32,022)
Accounts payable, accrued liabilities and other, and
deferred income	(13,663)	25,788	(764)
Net cash provided by operating activities	78,552	70,558	76,834

Investing activities:
Purchases of property and equipment	(7,704)	(24,475)	(32,539)
Proceeds from sale of property and equipment	190	4,880	—
Proceeds from repayment of related party loan	80,000	—	—
Net cash provided by (used in) investing activities	72,486	(19,595)	(32,539)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	187,172	99,671	254,494
Payments on borrowings collateralized by notes receivable	(214,785)	(137,468)	(216,023)
Proceeds from borrowings under line-of-credit facilities
and notes payable	80,000	99,292	51,736
Payments under line-of-credit facilities and notes payable	(87,917)	(86,784)	(43,066)
Payments of debt issuance costs	(3,194)	(3,332)	(3,010)
Repurchase and retirement of common stock	(11,741)	(835)	(4,000)
Distributions to non-controlling interest	(4,900)	(7,350)	(9,800)
Dividends paid	(95,923)	(47,645)	(44,841)
Net cash used in financing activities	(151,288)	(84,451)	(14,510)
Net (decrease) increase in cash and cash equivalents
and restricted cash	(250)	(33,488)	29,785
Cash, cash equivalents and restricted cash at the beginning of period	239,646	273,134	243,349
Cash, cash equivalents and restricted cash at end of period	$239,396	$239,646	$273,134

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$29,671	$34,945	$30,260
Income taxes (received) paid	$(7,504)	$15,567	$25,156

Supplemental schedule of non-cash investing and financing activities:
Acquisition of inventory, property, and equipment for notes payable	$—	$—	$24,258

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Our Business

Bluegreen Vacations Corporation (“Bluegreen Vacations”, “Bluegreen”, “we”, “us”, “our”, or the “Company”) is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). We market, sell and manage VOIs in resorts, which are generally located in high-volume, “drive-to” vacation destinations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through our points-based system, the approximately 218,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to nearly 11,300 other hotels and resorts through partnerships and exchange networks. The resorts in which we market, sell or manage VOIs were either developed or acquired by us, or were developed and are owned by third parties. We earn fees for providing sales and marketing services to third party developers. We also earn fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, we provide financing to qualified VOI purchasers, which generates significant interest income.

We derive a significant portion of our revenue from our capital-light business model, which utilizes our expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Our capital-light business activities include sales of VOIs owned by third-party developers pursuant to which we are paid a commission (“fee-based sales”) and sales of VOIs that we purchase under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition, as described above, we provide resorts and resort developers with other fee-based services, including resort management, mortgage servicing, title services and construction management, and generate income through financing provided to qualified VOI purchasers in connection with VOI sales.

Our operations and activities have been materially adversely impacted by the COVID-19 pandemic as discussed further under Note 2 below and elsewhere herein.

Controlling Shareholder

Bluegreen Vacations Holding Corporation (“BVH”), formerly BBX Capital Corporation, owns approximately 93% of our issued and outstanding common stock.

2. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) and include the accounts of all of our wholly-owned subsidiaries, entities in which we hold a controlling financial interest, including Bluegreen/Big Cedar Vacations, LLC (a joint venture in which we are deemed to hold a controlling financial interest based on our 51% equity interest, our active role as the day-to-day manager of its activities, and our majority voting control of its management committee (“Bluegreen/Big Cedar Vacations”), and variable interest entities (sometimes referred to herein as “VIEs”) of which we are the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidation (“Topic 810”). We do not consolidate the statutory business trusts formed by us to issue trust preferred securities as these entities represent VIEs in which we are not the primary beneficiary. The statutory business trusts are accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

On November 16, 2009, BVH acquired a controlling interest in us. In connection with the acquisition, our assets and liabilities were measured at fair value as of the date of acquisition.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of, the COVID-19 pandemic are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to the impact of COVID-19. Such changes could result in, among other adjustments, future impairments of intangibles and long-lived assets, incremental credit losses on VOI notes receivable, a decrease in the carrying amount of our tax assets, or an increase in other obligations as of the time of a relevant measurement event.

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

Certain amounts for prior periods have been reclassified to conform to the presentation in the current period. The reclassifications had no impact on our statements of operations and comprehensive income or statements of cash flows.

Impact of the COVID-19 Pandemic

Initial Impact and Response

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. Our operations have been and continue to be adversely impacted by the pandemic. On March 23, 2020, we temporarily closed all of our VOI sales centers, our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of our Club Resorts and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, we recommenced our sales and marketing operations and our closed resorts began to welcome guests as government mandates were lifted. By December 31, 2020, we were operating in a total of 98 Bass Pro and Cabela’s stores, we reactivated our Choice Hotels call transfer program, all of our resorts were open, and all but two of our VOI sales centers were open. However, there is no assurance that our marketing operations at Bass Pro or Cabela’s stores, or our VOI sales centers will remain open, including in the event of an increase in COVID-19 cases. Additionally, reflecting our temporary cessation of marketing activities in the beginning months of the COVID-19 pandemic in general, our pipeline of vacation packages was 121,900 at December 31, 2020 compared to 169,300 at December 31, 2019. However, utilization of the packages has been significantly lower as purchasers have not traveled at the same pace as was traveled pre-pandemic. For more detailed information please see “Results of Operations” included in Part II—Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the effect of the pandemic, we implemented steps to mitigate our costs beginning in March 2020, including reductions in workforce of over 1,700 positions and the placement of another approximate 3,200 of our associates on temporary furlough or reduced work hours. As of December 31, 2020, approximately 3,200 associates had returned to work on a full-time basis for a total of approximately 4,600 full-time associates compared to approximately 5,900 full-time associates as of December 31, 2019. As a result of the effect of the COVID-19 pandemic, during the year ended December 31, 2020, we incurred $5.0 million in severance and $14.3 million of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income for the year ended December 31, 2020. While we paid a special cash dividend of $1.19 per share during August 2020, we suspended the payment of regular quarterly cash dividends during the second quarter of 2020 and there is no assurance that we will recommence paying regular dividends or pay any additional special dividends in the future.

As a precautionary measure to provide additional liquidity if needed, in March 2020, we drew down $60.0 million under our lines-of-credit and pledged or sold receivables under certain of our receivable backed facilities to increase our cash position. As of December 31, 2020, we repaid the $60.0 million borrowed under our lines-of-credit. Also, in June 2020, we amended our Liberty Bank Facility to extend the advance period and maturity date, reduced the outstanding borrowings from $50.0 million to $40.0 million, decreased the advance rate from 85% for qualified conforming receivables to 80% effective September 2020 and, commencing July 1, 2020, changed the interest rate from the Prime Rate with a floor of 4.00% to the Prime Rate minus 0.10% with a floor of 3.40%. In September 2020, we amended our NBA Receivables Facility to extend the advance period and maturity date, decreased the advance rate from 85% for qualified receivables to 80%, and changed the interest rate from one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). In October 2020, we completed the 2020-A Term Securitization, a private offering and sale of approximately $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”) at an overall blended interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0% and the Notes mature in February 2036. Proceeds from the 2020-A Term Securitization were used to paydown approximately $82.1 million owed on existing receivable-backed facilities, (thus creating additional availability on those facilities), to capitalize a reserve fund, to pay fees and expenses associated with the transaction, and for general corporate purposes. In December 2020, we amended our Quorum Purchase Facility to extend the advance period from December 2020 to December 2022 and extend the maturity date from December 2032 to December 2034. We continue to actively pursue additional credit facility capacity and capital market transactions. For more detailed information please see “Liquidity and Capital Resources” included in Part II —Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have historically provided financing to customers for a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. GAAP requires that we reduce sales of VOIs by our estimate of uncollectible VOI notes receivable. The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. We believe that the COVID-19 pandemic will continue to have an impact on the collectibility of our VOI notes receivable. Accordingly, the estimate of defaults for the 2021 year was increased by approximately $6.0 million, based on historical experience, forbearance requests received from customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic on default or delinquency rates is rapidly changing and highly uncertain.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of December 31, 2020, we evaluated the income tax provisions of the CARES Act and determined they had no significant effect on the computation of our estimated effective tax rate for the year ended December 31, 2020. However, we have taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the year ended December 31, 2020, we recorded a tax withholding deferral of $8.6 million and employee retention tax credits of $7.1 million, which is included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income for the year ended December 31, 2020.

Continued Impact of COVID-19 on our Business

We continue to experience lower travel rates especially to high traffic destinations such as Orlando and Las Vegas. The occupancy rates at resorts with sales centers during the fourth quarter of 2020 was approximately 71% as compared to 80% during the fourth quarter of 2019. This trend of reduced travel was also reflected in utilization of vacation packages especially for vacation packages sold prior to the COVID-19 pandemic.

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

Notes Receivable

Our notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of December 31, 2020 and December 31, 2019, $24.0 million and $25.5 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days, our VOI notes receivable are generally written off against the allowance for loan loss.

To the extent we determine that it is probable that a significant reversal of cumulative revenue recognized may occur, we record an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. Our estimates of the variable consideration are based on the results of our static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the notes. We also consider whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. We review our estimate of variable consideration on at least a quarterly basis. Loan origination costs are deferred and recognized over the life of the related notes receivable. See above for further discussion of the impact of the COVID-19 pandemic on our allowance for loan losses.

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

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with obtaining financing from third-party lenders and are presented in our consolidated balance sheets as other assets or as a direct deduction from the carrying value of the associated debt liability. These costs are capitalized and amortized to interest expense over the terms of the related financing arrangements. As of December 31, 2020 and 2019, unamortized deferred financing costs totaled $12.7 million and $12.3 million, respectively. Interest expense from the amortization of deferred financing costs for the years ended December 31, 2020, 2019, and 2018 was $2.8 million, $4.1 million and $3.5 million, respectively.

Property and Equipment

Our property and equipment is recorded at acquisition cost. We record depreciation and amortization in a manner that recognizes the cost of its depreciable assets over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated useful lives of the improvements.

We capitalize the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project and ends when the asset is ready for its intended use. Software developed or obtained for internal use is generally amortized on a straight-line basis over 3 to 5 years and included within property and equipment on our consolidated balance sheet. Capitalized costs of software for internal use for the years ended December 31, 2020 and 2019 were $3.5 million and $9.6 million, respectively. Costs of internal development time and the costs of software under cloud computing arrangements that are service contracts are capitalized and included in prepaids on our consolidated balance sheet. Costs of these service contracts are amortized over the life of the contract and included in selling, general and administrative expenses in our consolidated statement of operations. Unamortized capital costs of software service contracts was $1.8 million as of December 31, 2020.

Intangible Assets

Intangible assets consist of property management contracts with various HOAs to manage, service, staff and maintain the property. A majority of our property management contracts have indefinite useful lives and are not amortized, but instead are reviewed for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We did not record any impairment charges during the years ended December 31, 2020, 2019 or 2018.

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

Advertising Expense

We expense advertising costs, which are primarily marketing costs, as incurred. Advertising expense was $96.0 million, $147.8 million, and $139.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

We have entered into marketing arrangements with various third parties. For the years ended December 31, 2020 2019, and 2018, sales of VOIs to prospects and leads generated by our marketing agreement with Bass Pro accounted for approximately 12%, 13% and 14%, respectively, of our total VOI sales volume. There can be no guarantee that we will be able to maintain this agreement in accordance with its terms or extend or renew this agreement on similar terms, or at all, nor is there any assurance that our business relationship with Bass Pro under the revised terms of our marketing agreement entered into in June 2019 will be as profitable as under the prior terms, or at all. See Note 12: Commitments and Contingencies for a description of the revised terms of our marketing agreement with Bass Pro.

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

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncement and guidance relevant to our operations which had not yet been adopted as of December 31, 2020:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets indexed to LIBOR. Although our VOIs notes receivable from our borrowers are not indexed to LIBOR, as of December 31, 2020 we had $110.8 million of LIBOR indexed junior subordinated debentures, $40.5 million of LIBOR indexed receivable-backed notes payable and lines of credit and $127.5 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) that mature after 2021. Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. We have not yet adopted this standard and we are evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on our results of operations, liquidity and consolidated financial statements.

3. Revenue From Contracts with Customers

We operate our business in the following two segments: (i) Sales of VOIs and financing; and (ii) Resort operations and club management. The table below sets forth our disaggregated revenue by segment from contracts with customers (in thousands).

	For the Years Ended
	December 31,
	2020	2019	2018

Sales of VOIs (1)	$173,997	$255,375	$254,225
Fee-based sales commission revenue (1)	89,965	207,832	216,422
Resort and club management revenue (2)	98,233	103,470	99,535
Cost reimbursements (2)	64,305	63,889	62,534
Title fees and other (1)	7,568	14,246	12,205
Other revenue (2)	6,022	7,528	6,284
Revenue from customers	440,090	652,340	651,205
Interest income (3)	81,022	87,902	85,914
Other income, net	—	—	1,201
Total revenue	$521,112	$740,242	$738,320

(1) Included in our Sales of VOIs and financing segment described in Note 17.

(2) Included in our resort operations and club management segment described in Note 17.

(3) Interest income of $77.5 million, $80.0 million, and $79.4 million is included in our 2020, 2019, and 2018 sales of VOIs and financing segment described in Note 17.

4. Notes Receivable

The table below provides information relating to our notes receivable and our allowance for loan losses (dollars in thousands):

	As of December 31,
	2020	2019
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$156,078	$203,872
VOI notes receivable - securitized	395,315	385,326
	551,393	589,198
Allowance for loan losses - non-securitized	(38,750)	(47,894)
Allowance for loan losses - securitized	(103,294)	(92,736)
Allowance for loan losses	(142,044)	(140,630)
VOI notes receivable, net	$409,349	$448,568
Allowance as a % of VOI notes receivable	26%	24%

The weighted-average interest rate charged on our notes receivable secured by VOIs was 15.0% and 14.9% at December 31, 2020 and 2019, respectively. All of our VOI loans bear interest at fixed rates. Our VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Future principal payments due on our notes receivable as of December 31, 2020 are as follows (in thousands):

2021	$62,985
2022	62,858
2023	66,429
2024	68,655
2025	69,333
Thereafter	221,133
Total	$551,393

Allowance for Loan Losses

The activity in our allowance for loan losses was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Balance, beginning of year	$140,630	$134,133
Provision for loan losses	56,941	55,701
Less: defaults	(55,527)	(49,204)
Balance, end of year	$142,044	$140,630

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

The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. We believe that the COVID-19 pandemic will continue to have an impact on the collectability of our VOI notes receivable. Accordingly the estimate of defaults for the 2021 year was increased by approximately $6.0 million, based on historical experience, forbearance requests received from customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers. We continue to evaluate the impact of the COVID-19 pandemic on our default or delinquency rates as it is rapidly changing and highly uncertain. Our estimates may not prove to be correct and our allowance for loan losses may need to be further increased in future periods.

Additional information about our VOI notes receivable by year of origination is as follows as of December 31, 2020 (in thousands):

	Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Total
By FICO Score:
701+	$70,874	$85,294	$56,490	$37,371	$27,638	$35,693	$313,360
601-700	42,660	45,533	34,896	25,259	23,300	35,976	207,624
<601 (1)	3,172	3,630	2,288	1,554	1,544	2,757	14,945
Other (2)	29	567	3,805	3,476	2,336	5,251	15,464
Total	$116,735	$135,024	$97,479	$67,660	$54,818	$79,677	$551,393

Defaults	$1,678	$13,678	14,297	$9,331	$7,299	$9,244	$55,527
Allowance for loan loss	$33,441	$37,845	$27,552	$16,794	$12,097	$14,315	$142,044

Delinquency status:
Current	$113,954	$129,817	$89,744	$61,279	$50,671	$71,646	$517,111
31-60 days	1,040	1,531	1,093	925	547	642	5,778
61-90 days	807	1,137	931	777	365	524	4,541
Over 91 days (2)	934	2,539	5,711	4,679	3,235	6,865	23,963
Total	$116,735	$135,024	$97,479	$67,660	$54,818	$79,677	$551,393

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $11.4 million related to VOI notes receivable that, as of December 31, 2020, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

Additional information about our VOI notes receivable by year of origination is as follows as of December 31, 2019 (in thousands):

	Year of Origination
	2019	2018	2017	2016	2015	2014 and Prior	Total

701+	$115,753	$77,992	$50,443	$37,807	$23,670	$29,069	$334,734
601-700	57,447	46,157	33,540	30,656	22,724	27,854	218,378
<601 (1)	5,315	4,153	2,719	3,132	2,279	3,632	21,230
Other (2)	269	2,762	2,806	2,423	2,772	3,824	14,856
Total by FICO score	$178,784	$131,064	$89,508	$74,018	$51,445	$64,379	$589,198

Defaults	$1,487	$13,858	11,820	$9,348	$6,911	$5,780	$49,204
Allowance for loan loss	$44,961	$34,477	$20,908	$16,370	$13,695	$10,219	$140,630

Delinquency status:
Current	$174,530	$122,283	$82,464	$68,007	$46,395	$58,021	$551,700
31-60 days	1,790	1,672	1,337	763	551	630	6,743
61-90 days	875	1,362	960	1,050	472	494	5,213
Over 91 days (2)	1,589	5,747	4,747	4,198	4,027	5,234	25,542
Total	$178,784	$131,064	$89,508	$74,018	$51,445	$64,379	$589,198

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $10.6 million related to VOI notes receivable that, as of December 31, 2019, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination for both December 31, 2020 and 2019 were as follows:

As of
December 31,
FICO Score
No Score (1)	1%
<600	3
600-699	37
700+	59
Total	100%

(1)VOI notes receivable without a FICO score are primarily related to foreign borrowers.

Our notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of December 31, 2020 and 2019, $24.0 million and $25.5 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days, our VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $3.9 million and $5.3 million as of December 31, 2020 and 2019, respectively, and is included within other assets in our consolidated balance sheets herein.

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

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of December 31, 2020, we were in compliance with all material terms under our securitization transactions, and no trigger events had occurred.

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

Under the terms of certain of our VOI notes receivable sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes receivable at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions by us of defaulted notes receivable during 2020, 2019 and 2018 were $14.5 million, $11.5 million and $13.7 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of December 31,
	2020	2019
Restricted cash	$20,469	$22,534
Securitized notes receivable, net	$292,021	$292,590
Receivable backed notes payable - non-recourse	$355,833	$344,246

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. Inventory

Our VOI inventory consists of the following (in thousands):

	As of December 31,
	2020	2019
Completed VOI units	$268,686	$269,847
Construction-in-progress	—	3,946
Real estate held for future development	78,436	73,144
	$347,122	$346,937

The interest expense reflected in our consolidated statements of operations and comprehensive income is net of capitalized interest. Interest capitalized to VOI inventory was $0.1 million, $0.5 million and $1.3 million at December 31, 2020, 2019, and 2018, respectively.

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

We recognize operating lease assets and operating lease liabilities associated with lease agreements with an initial term of 12 months or greater, while lease agreements with an initial term of 12 months or less are not recorded in our consolidated balance sheets. We generally do not include lease payments associated with renewal options, including those that are exercisable at our discretion, in the measurement of our operating lease assets and liabilities as we are not reasonably certain that such options will be exercised. The table below sets forth information regarding our lease agreements with an initial term of greater than 12 months (dollars in thousands):

	As of December 31,
	2020	2019
Operating Lease Asset	$34,325	$20,858
Operating Lease Liability	35,783	22,124
Weighted Average Lease Term (in years) (1)	3.4	3.7
Weighted Average Discount Rate (2)	4.77%	5.30%

(1)Our weighted average lease term excludes two real estate leases that expire in December 2034 and May 2056.

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

We generally recognize lease costs associated with our operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The table below sets forth information regarding our lease costs which are included as selling, general and administrative expenses in our consolidated statement of operations and comprehensive income (in thousands):

	For the year ended December 31,
	2020	2019
Fixed rental costs	$6,809	$7,460
Short-term lease cost	1,807	5,113
Variable lease cost	1,917	2,490
Total operating lease costs	$10,533	$15,063

The table below sets forth information regarding the maturity of our operating lease liabilities as of December 31, 2020 (in thousands):

As of December 31,	Operating Lease Liabilities
2021	$3,904
2022	6,703
2023	5,858
2024	3,618
2025	2,152
After 2025	25,435
Total lease payments	$47,670
Less: Interest	11,887
Present value of operating lease liabilities	$35,783

The above operating lease payments exclude $0.9 of required minimum lease payments for lease agreements executed but not yet commenced, as we have not received possession of the leased property as of December 31, 2020. Included in our statement of cash flows under operating activities for the years ended December 31, 2020 and 2019 was $6.6 million and $6.9 million, respectively, of cash paid for amounts included in the measurement of lease liabilities.

During the year ended December 31, 2020 and 2019, we obtained $19.4 million and $1.6 million, respectively, of right-of-use assets in exchange for new operating lease liabilities. The increase in the right-of-use assets and operating lease liabilities in 2020 as compared to 2019 was primarily due to 2 leases executed in December 2020.

8. Property and Equipment

Our property and equipment consists of the following (dollars in thousands):

		As of December 31,
	Useful Lives	2020	2019

Land, buildings and building improvements	3-31 years	72,041	71,575
Computer hardware and software	1-5 years	67,639	65,535
Furniture, fixtures and equipment	3-14 years	21,218	23,579
Leasehold improvements	3-14 years	9,326	9,210
Transportation and equipment	5 years	680	712
		170,904	170,611
Accumulated depreciation and amortization		(80,855)	(71,349)
Total		$90,049	$99,262

Depreciation and amortization expense related to our property and equipment was $15.5 million, $14.0 million and $12.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. In December 2019, we conveyed the ski and golf operations and related property at one of our resorts to the HOA, which resulted in a loss on the disposal of approximately $5.6 million.

9. Intangible Assets

Intangible assets and related amortization expense were as follows (in thousands):

	As of December 31,
Class	2020	2019
Intangible assets:
Management agreements	$61,708	$61,708
Accumulated amortization	(277)	(193)
Total intangible assets	$61,431	$61,515

Year	Future Amortization Expense
2021	$83
2022	56
$139

10. Debt

Contractual minimum principal payments required on our debt, net of unamortized discount, by type, for each of the five years subsequent to December 31, 2020 and thereafter are shown below (in thousands):

	Lines-of- credit and notes payable	Recourse receivable- backed notes payable	Non-recourse receivable- backed notes payable	Junior subordinated debentures	Total
2021	$12,200	$—	$—	$—	$12,200
2022	14,625	—	—	—	14,625
2023	10,328	—	—	—	10,328
2024	102,500	25,718	—	—	128,218
2025	—	8,125	—	—	8,125
Thereafter	—	18,958	347,526	110,827	477,311
Unamortized debt issuance costs	(1,267)	—	(5,994)	—	(7,261)
Adjustment (1)		(14,301)	14,301	—	—
Purchase accounting adjustment	—	—	—	(37,895)	(37,895)
Total	$138,386	$38,500	$355,833	$72,932	$605,651

(1) Represents the non-recourse balances of the Liberty Bank Facility, NBA Receivables Facility, and the Pacific Western Facility as described below.

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders. Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable) as of December 31, 2020 and 2019 was as follows (dollars in thousands):

	As of December 31,
	2020			2019
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets
NBA Éilan Loan	$15,903	4.75%	$28,491	$18,820	4.95%	$31,259
Fifth Third Syndicated LOC	30,000	2.25%	50,822	30,000	3.85%	49,062
Fifth Third Syndicated Term	93,750	2.25%	158,817	98,750	3.71%	161,497
Unamortized debt issuance costs	(1,267)		—	(1,410)	—	—
Total	$138,386		$238,130	$146,160		$241,818

NBA Éilan Loan. In April 2018, we purchased the Éilan Hotel & Spa in San Antonio, Texas for $34.3 million. In connection with the acquisition, we entered into a non-revolving acquisition loan (the “NBA Éilan Loan”) with NBA, which provided for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and $2.1 million of which was used to fund certain improvement costs. Principal payments are effected through release payments from sales of VOIs at the Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the

NBA Éilan Loan bear interest at an annual rate equal to one-month LIBOR plus 3.25%, subject to a floor of 4.75%. As of December 31, 2020, there was $15.9 million outstanding on the NBA Éilan Loan.

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, we amended and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50% (with a LIBOR floor of 0.25%), depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. During March 2020, in an effort to assure adequate liquidity for a sustained period given the effect and uncertainties associated with the COVID-19 pandemic, we drew down $60.0 million under our line-of credit which we have repaid as of December 31, 2020. As of December 31, 2020, outstanding borrowings under the facility totaled $123.8 million, including $93.8 million under the Fifth Third Syndicated Term Loan with an interest rate of 2.25%, and $30.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.25%.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of December 31,
	2020			2019
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Receivable-backed notes payable - recourse:
Liberty Bank Facility (1)	$10,000	3.40%	$13,970	$25,860	4.75%	$31,681
NBA Receivables Facility (2)	19,877	3.32%	26,220	32,405	4.55%	39,787
Pacific Western Facility (3)	8,623	3.15%	13,131	20,304	4.68%	25,332
Total	38,500		53,321	78,569		96,800

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$2,316	3.40%	$3,235	$—	—	$—
NBA Receivables Facility (2)	11,985	3.32%	15,809	—	—	—
Pacific Western Facility (3)	—	—	—	10,000	4.68%	12,477
KeyBank/DZ Purchase Facility	—	—	—	31,708	3.99%	39,448
Quorum Purchase Facility	29,788	4.75-5.10%	34,651	44,525	4.75-5.50%	49,981
2012 Term Securitization	—	0.00%	—	8,638	2.94%	9,878
2013 Term Securitization	11,922	3.20%	13,483	18,219	3.20%	19,995
2015 Term Securitization	22,560	3.02%	24,475	31,188	3.02%	33,765
2016 Term Securitization	35,700	3.35%	40,221	48,529	3.35%	54,067
2017 Term Securitization	51,470	3.12%	58,907	65,333	3.12%	74,219
2018 Term Securitization	72,486	4.02%	84,454	91,231	4.02%	103,974
2020 Term Securitization	123,600	2.60%	139,052	—	—	—
Unamortized debt issuance costs	(5,994)	—	—	(5,125)	—	—
Total	355,833		414,287	344,246		397,804
Total receivable-backed debt	$394,333		$467,608	$422,815		$494,604

(1)Pursuant to the February 11, 2020 amendment described below, recourse on the Liberty Bank Facility is limited to $10 million, subject to certain exceptions.

(2)Pursuant to the September 25, 2020 amendment described below, recourse to Bluegreen/Big Cedar Vacations was reduced to $19.9 million as of December 31, 2020 and will be reduced by $1.3 million per month until it reaches a floor of $10.0 million.

(3)Recourse on the Pacific Western Facility is limited to $10 million, subject to certain exceptions.

Liberty Bank Facility. Since 2008, we have maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. On June 25, 2020, we amended the Liberty Bank Facility to extend the revolving credit period from June 2020 to June 2021, and the maturity from March 2023 to June 2024. In addition, the amendment decreased the advance rate with respect to Qualified Timeshare Loans from 85% to 80% of the unpaid principal balance of the Qualified Timeshare Loans. The advance rate is 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. The amendment also reduced the maximum permitted outstanding borrowings from $50.0 million to $40.0 million, subject to the terms of the facility, and effective July 1, 2020, decreased the interest rate to the Prime Rate minus 0.10% with a floor of 3.40% from the Prime Rate with a floor of 4.00%. In addition, recourse to us under the amended facility was reduced to $10.0 million, subject to certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”) which was amended and restated on September 25, 2020. The Amended and Restated NBA Receivables Facility extended the revolving advance period from September 2020 to September 2023 and the maturity date from March 2025 to March 2028. In addition, the interest rate on all new advances made under the facility will be one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). Further, if new advances of at least $25.0 million are made by June 30, 2021, the interest rate on borrowings under the facility at September 25, 2020, to the extent then remaining outstanding, will be reduced from the currently effective rate of one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). The Amended and Restated NBA Receivables Facility provides for advances at a rate of 80% on eligible receivables pledged under the facility (decreased from the prior rate of 85%), subject to eligible collateral and specified terms and conditions, during the revolving credit period. The maximum borrowings allowed under the facility remains at $70.0 million. In addition, recourse to Bluegreen/Big Cedar under the amended facility was reduced to $19.9 million as of December 31, 2020 and will be reduced by $1.3 million per month until it reaches a floor of $10.0 million. Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

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

KeyBank/DZ Purchase Facility. We have a VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which permits maximum outstanding financings of up to $80.0 million and provides for an advance rate of 80% with respect to VOI receivables securing amounts financed. The KeyBank/DZ Purchase Facility’s advance period will expire in December 2022 and will mature and all outstanding amounts will become due 24 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. The interest rate under the facility is the applicable index rate plus 2.25% (with an interest rate index floor of 0.25%) until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 3.25% (with an interest rate index floor of 0.25%). Subject to the terms of the facility, we will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On December 18, 2020, the Quorum Purchase Facility was amended to extend the advance period to December 2022 from December 2020 and the maturity date to December 2034 from December 2032. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by the parties. Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2020, $2.2 million accrues interest at a rate per annum of 4.75%, $15.3 million accrues interest at a fixed rate of 4.95%, and $12.3 million accrues interest at a fixed rate of 5.10%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, we or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

2012 Term Securitization. In October 2020, we repaid in full the notes payable issued in connection with the 2012 Term Securitization.  Accordingly, the related unamortized debt issuance costs of $0.1 million were written off in 2020.

2020 Term Securitization. In October 2020, we completed the 2020-A Term Securitization, a private offering and sale of $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”), including $48.6 million of Class A Notes, $47.9 million of Class B Notes and $34.5 million of Class C Notes with interest rates of 1.55%, 2.49%, and 4.22%, respectively, which blends to an overall interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0%. The Notes mature in February 2036. KeyBanc Capital Markets Inc. (“KeyCM”) and Barclays Capital Inc. acted as co-lead managers and were the initial purchasers of the Notes. KeyCM also acted as structuring agent for the transaction.

The amount of the VOI receivables sold to BXG Receivables Note Trust 2020-A (the “Trust”) in the transaction was $148.9 million, $138.9 million of which was sold to the Trust at closing and the remaining $10.0 million of which (the “Prefunded Receivables”) was sold to the Trust by December 31, 2020. The gross proceeds of such sales to the Trust were $131.0 million. A portion of the proceeds received at closing were used to: repay KeyBank National Association (“KeyBank”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (“DZ Bank”) $61.1 million, representing all amounts outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility at that time; repay Liberty Bank $6.4 million under the Liberty Bank Facility; repay Pacific Western Bank $14.6 million under the Pacific Western Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the gross proceeds from the 2020-A Term Securitization were used by us for general corporate purposes.

While ownership of the VOI receivables included in the 2020-A Term Securitization is transferred and sold for legal purposes, the transfer of these receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, we have a number of other nonrecourse receivable-backed notes payable facilities, as set forth in the table above. During 2020 and 2019, we repaid $67.8 million and $62.6 million, respectively, under these additional receivable-backed notes payable facilities.

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

We had the following junior subordinated debentures outstanding at December 31, 2020 (dollars in thousands):

Trust	Carrying Value as of December 31, 2020 (1)	Initial Equity In Trust(2)	Issue Date	Interest Rate	Interest Rate at December 31, 2020	Maturity Date	Carrying Value as of December 31, 2019 (1)
BST I	$15,238	$355	3/15/2005	3-month LIBOR + 4.90%	5.12%	3/30/2035	$15,059
BST II	17,058	401	5/4/2005	3-month LIBOR + 4.85%	5.06%	7/30/2035	16,862
BST III	6,898	164	5/10/2005	3-month LIBOR + 4.85%	5.06%	7/30/2035	6,823
BST IV	10,159	237	4/24/2006	3-month LIBOR + 4.85%	5.07%	6/30/2036	10,040
BST V	10,159	237	7/21/2006	3-month LIBOR + 4.85%	5.07%	9/30/2036	10,040
BST VI	13,420	311	2/26/2007	3-month LIBOR + 4.80%	5.01%	4/30/2037	13,257
	$72,932	$1,705					$72,081

(1)Amounts include purchase accounting adjustments which reduced the total carrying value by $37.9 million and $38.7 million as of December 31, 2020 and 2019, respectively.

(2)Initial Equity in Trust is recorded as part of other assets in the Consolidated Balance Sheets.

As of December 31, 2020, we were in compliance with all financial debt covenants under our debt instruments. We had availability of approximately $292.4 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable, as of December 31, 2020.

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$203,668	$203,668	$190,009	$190,009
Restricted cash	35,728	35,728	49,637	49,637
Notes receivable, net	409,349	549,819	448,568	587,000
Lines-of-credit, notes payable, and
receivable-backed notes payable	532,719	547,400	568,975	589,300
Junior subordinated debentures	72,932	91,000	72,081	98,500

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

12. Commitments and Contingencies

Bluegreen Vacations Unlimited (“BVU”), our wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. Pursuant to a settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million each commencing in 2020. In June 2019, we accrued for the net present value of the settlement, plus attorney’s fees and costs, totaling approximately $39.1 million. The first $4.0 million annual payment was made during January 2020. As of December 31, 2020, $14.7 million was accrued for the remaining payments required by the settlement agreement (including the second annual $4.0 million payment made during January 2021), which are included in accrued liabilities and other in the consolidated balance sheets as of December 31, 2020.

During the year ended December 31, 2020 and 2019, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 12% and 13%, respectively, of our VOI sales volume. Subject to the terms and conditions of the settlement agreement, we will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. During 2020, we paid $5.7 million for this fixed fee, which is included in selling, general and administrative expenses within our consolidated statements of operations and comprehensive income. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In March 2020 as a result of the COVID-19 pandemic, we temporarily closed our retail marketing operations at Bass Pro Shops and Cabela’s stores. Beginning in mid-May 2020, we started the process of recommencing our sales and marketing operations and by December 31, 2020, we recommenced operating marketing kiosks at 88 Bass Pro Shops and Cabela’s stores (out of a total of 89 stores prior to the closure) and commenced operating marketing kiosks at 10 new Cabela’s stores, for a total of 98 Bass Pro Shops and Cabela’s stores.

In December 2019, our then-serving President and Chief Executive Officer resigned. In connection with his resignation, we agreed to make payments totaling $3.5 million over a period of 18 months, $1.2 million of which remained payable as of December 31, 2020.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2020, 2019 and 2018, we made subsidy payments related to such subsidies of $24.0 million, $24.9 million, and $12.6 million, respectively, which are included within cost of other fee-based services in our consolidated statements of operations and comprehensive income. As of December 31, 2020 and December 31, 2019, we had no accrued liabilities for such subsidies.

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

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against us which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently, on October 15, 2019, the Court entered an order granting summary judgment in our favor and dismissed all claims. We have moved for reimbursement of our attorneys’ fees. Plaintiffs have appealed the summary judgement order.

On February 28, 2018, Oscar Hernandez and Estella Michael filed a purported class action lawsuit in San Bernardino Superior Court against BVU. Plaintiffs sought to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014. The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, claims relating to non-compliant wage statements and unreimbursed business expenses, and a claim under the Private Attorney’s General Act. In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. Final approval of the settlement was granted by the court on January 21, 2021.

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

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”), specifically that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission (“FCC”) clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 7, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, and on June 26, 2020, the FCC also issued a favorable ruling. The case currently remains stayed.

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and have also asserted that we and our outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the court certified a class regarding the unauthorized practice of law claim and dismissed the claims regarding abuse of process. On January 11, 2021, the Court issued an order that the class members are not entitled to rescission of their contracts because they have failed to plead fraud in the inducement. We believe the lawsuit is without merit and intend to move to decertify the class.

On July 7, 2020, Robert Barban and approximately 172 other plaintiffs filed an action against our subsidiaries, Bluegreen Resorts Management, Inc. (“BRM”) and Vacation Trust, Inc. (“VTI”), seeking a financial review. Plaintiffs allege that the allocation system in place does not allow them to freely and easily use, occupy, and enjoy the accommodations and facilities. They also allege that BRM has unreasonably escalated operating costs and that VTI failed to protect the plaintiffs from these costs. While we believe the case is without merit, we are in discussion with plaintiffs’ counsel to voluntarily move this case to individual arbitration claims in Broward County, Florida. If the discussions are not successful, we intend to file our motion to dismiss.

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the TCPA. Specifically, the named plaintiff alleges that he received numerous telemarketing calls from BVU while he was on the National Do Not Call Registry. We filed a motion to dismiss, and plaintiff in response filed an amended complaint on September 18, 2020. On February 18, 2021, plaintiff filed a motion for class certification seeking to certify a class of thousands of individual proposed class members. We intend to oppose the class certification and vigorously defend the action.

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

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners are a primary contributor to the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 9.8% in 2020. We also estimate that approximately 9.2% of the total delinquencies on our VOI notes receivable as of December 31, 2020 related to VOI notes receivable are subject to this issue. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, we filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, we alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about us and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. We believe the consumers are paying fees to the TPEs in exchange for illusory services. We have asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. We have reached favorable settlements with the TPE principals and the court has approved our settlement with the bankruptcy trustee, which allowed 100% of our claims against the TPEs and Totten Franqui (which are in excess of $1.0 million.) We agreed to subordinate our claims to the claims of our timeshare owners. The settlement with the principals includes findings of fact against the defendants regarding their business practices and a permanent injunction prohibiting the principals of the Totten Franqui from working again in the timeshare exit space.

On November 13, 2019, we filed a lawsuit against timeshare exit firm The Montgomery Law Firm and certain of its affiliates. In the complaint, we alleged that through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, such firm and its affiliates made false statements about us and provided misleading information to the VOI owners and encouraged nonpayment by consumers. We believe the consumers are paying fees to the firm and its affiliates in exchange for illusory services. We have asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. Defendants’ motion to dismiss was denied. Discovery is ongoing.

On November 13, 2020, we filed a lawsuit against timeshare exit firm, Carlsbad Law Group, LLP, and certain of its associated law firms and affiliates. On December 30, 2020, we filed a lawsuit against timeshare exit firm, The Molfetta Law Firm, and certain of its associated law firms and affiliates. In both of these actions, we make substantially the same claims against the timeshare exit firms and its associated law firms and affiliates as those made in our action against The Montgomery Law Firm described above.

13. Income Taxes

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal:
Current	$6,856	$8,170	$21,594
Deferred	(3,528)	2,081	927
	$3,328	$10,251	$22,521

State and Other:
Current	$1,456	$2,522	$4,857
Deferred	(1,572)	(633)	1,163
	(116)	1,889	6,020
Total	$3,212	$12,140	$28,541

The difference between our provision for income taxes and the results of applying the federal statutory tax rate to income before provision for income taxes relates to (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Income tax expense at statutory rate	$2,402	$9,868	$24,466
Effect of state taxes, net of federal tax benefit	1,150	1,992	3,837
Effect of federal rate change, net of federal tax benefit	—	—	(1,005)
Effect of state rate changes on net deferred
liabilities	(1,940)	(755)	833
Change in valuation allowance	698	255	(283)
Non-deductible items	1,322	1,258	1,182
Tax credits	(420)	(478)	(489)
Total	$3,212	$12,140	$28,541

Our deferred income taxes consist of the following components (in thousands):

AND

	As of December 31,
	2020	2019
Deferred federal and state tax liabilities (assets):
Installment sales treatment of VOI notes receivable	$99,409	$105,396
Deferred federal and state loss carryforwards/AMT
credits (net of valuation allowance of $3.1 million and $2.4 million
as of December 31, 2020 and 2019, respectively)	(7,188)	(7,915)
Book reserves for loan losses and inventory costs under timeshare accounting rules	(20,298)	(19,615)
Tax over book depreciation	5,465	4,786
Real estate valuation	(5,472)	(5,492)
Intangible assets	14,197	14,185
Junior subordinated debentures	8,886	9,124
Other	(7,595)	(7,965)
Deferred income taxes	$87,404	$92,504

Total deferred federal and state tax liabilities	$127,957	$133,491
Total deferred federal and state tax assets	(40,553)	(40,987)
Deferred income taxes	$87,404	$92,504

As of December 31, 2020, we had state operating loss carryforwards of $226.9 million, which expire from 2021 through 2040.

Internal Revenue Code Section 382 addresses limitations on the use of net operating loss carryforwards following a change in ownership, as defined in Section 382. We do not believe that any such ownership change occurred during 2020 or 2019. If our interpretation was found to be incorrect, there would be significant limitations placed on these carryforwards, which would result in an increase in our tax liability and negatively impact our results of operations.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017 for federal returns and 2016 for state returns.

Our effective income tax rate was approximately 28%, 26% and 25% during 2020, 2019 and 2018, respectively. Effective income tax rates for interim periods are based upon our current estimated annual rate. Our annual effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of December 31, 2020, we evaluated the income tax provisions of the CARES Act and determined they had no significant effect on the computation of our estimated effective tax rate for the year ended December 31, 2020. However, we have taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the year ended December 31, 2020, we recorded a tax withholding deferral of $8.6 million and employee retention tax credits of $7.1 million, which are included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive income for the year ended December 31, 2020.

We evaluate our tax positions based upon guidelines of ASC 740-10, Income Tax, which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, we are required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. In accordance with our accounting policy, we recognize interest and penalties related to unrecognized taxes as a component of general and administrative expenses. As of December 31, 2020, we did not recognize any interest or penalties related to ASC 740-10.

Certain of our state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

During 2015, we entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits with BVH and its other subsidiaries at the time pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer. If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. We did not make any payments under the agreement during 2020. We paid BVH or its subsidiaries at the time $13.0 million and $23.1 million during 2019 and 2018, respectively, pursuant to the Agreement. As of December 31, 2020 and 2019, $1.0 million and $9.0 million, respectively, was due to us from BVH pursuant to the Agreement. The Agreement was terminated with respect to the subsidiaries of BVH other than Woodbridge Holdings Corporation, through which BVH holds its investment in us, in connection with BVH’s spin-off of the non-Woodbridge subsidiaries on September 30, 2020.

14. Common Stock

Our Articles of Incorporation authorize us to issue 100 million shares of common stock, par value $0.01 per share. BVH owns approximately 93% of our issued and outstanding common stock. On November 26, 2018, our board of directors approved a share repurchase program which authorizes the repurchase of up to 3,000,000 shares of our common stock at an aggregate cost of up to $35.0 million. The repurchase program authorizes management at its discretion, to repurchase shares from time to time subject to market conditions and other factors. As of December 31, 2020, 2,250,162 shares of common stock had been repurchased for $16.6 million under the repurchase plan.

15. Employee Retirement Savings Plan and Other Employee Matters

Our Employee Retirement Plan (the “Retirement Plan”) is an Internal Revenue Code Section 401(k) Retirement Savings Plan. Historically, all U.S.-based employees at least 21 years of age with at least three months of employment with us are eligible to participate in the Retirement Plan. The Retirement Plan provides for an annual employer matching contribution equal to 100% of each participant’s contributions not exceeding 3% of each participant’s compensation, plus 50% of the participant’s contributions in excess of 3% but not in excess of 5% of the participant’s compensation. Further, we may make additional discretionary matching contributions not to exceed 4% of each participant’s compensation. During the years ended December 31, 2020, 2019 and 2018, expenses recorded for our contributions to the Retirement Plan totaled $4.7 million, $5.7 million and $5.0 million, respectively.

16. Related Party Transactions

BVH may be deemed to be controlled by Alan B. Levan, Chairman, Chief Executive Officer and President of BVH and Blugreen, John E. Abdo, Vice Chairman of BVH and Bluegreen, Jarett S. Levan, a director of BVH and Bluegreen, and former President of BVH, and Seth M. Wise, a director of BVH and Bluegreen, and former Executive Vice President of BVH. Together, they may be deemed to beneficially own shares of BVH’s Class A Common Stock and Class B Common Stock representing approximately 79% of BVH’s total voting power. In addition, Raymond S. Lopez serves as our Chief Operating Officer and Chief Financial Officer and as BVH’s Chief Financial Officer. Mr. Alan Levan, Mr. Abdo and Mr. Lopez receive a significant portion of their compensation from us for their services.

In April 2015, pursuant to a Loan Agreement and Promissory Note, our wholly owned subsidiary provided an $80.0 million loan to BVH. Amounts outstanding bore interest at a rate of 6% per annum until April 17, 2020, at which time the interest rate was decreased to 4% per annum. Interest only payments were required on a quarterly basis, with all outstanding amounts becoming due and payable at maturity. In March 2020, the Loan Agreement and Promissory Note was amended to extend the maturity date from April 17, 2020 to April 17, 2021. During the years ended December 31, 2020, 2019 and 2018, we recognized $2.5 million, $4.8 million and $4.8 million, respectively, of interest income on the loan to BVH. During August 2020, we paid, a special cash dividend of $1.19 per share of our common stock. BVH utilized its proceeds from the special cash dividend to repay the loan in full.

We paid or reimbursed BVH $1.5 million, $1.7 million and $1.6 million during 2020, 2019, and 2018, respectively, for management advisory, risk management, administrative and other services. We had accrued $0.2 million for the services described above as of December 31, 2019. No amounts were accrued for such services as of December 31, 2020. BVH paid or reimbursed us $0.2 million, $0.2 million and $0.4 million for other shared services during 2020, 2019, and 2018, respectively. As of December 31, 2020 there were no amounts due to us from BVH for these services, $0.1 million was due to us from BVH for these services as of December 31, 2019. During the fourth quarter of 2020, we paid BBX Capital Inc. (“BBX Capital”), the former subsidiary of BVH which was spun-off on September 30,2020, $0.1 million for administrative and other services, and $0.1 million was accrued for payment to BBX Capital for such services as of December 31, 2020.

During 2020, we paid Abdo Companies, Inc. $38,000 in exchange for certain management services. Mr. Abdo is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

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

The table below sets forth our segment information for the year ended December 31, 2020 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$173,997	$—	$—	$—	$173,997
Fee-based sales commission revenue	89,965	—	—	—	89,965
Other fee-based services revenue	7,568	104,255	—	—	111,823
Cost reimbursements	—	64,305	—	—	64,305
Mortgage servicing revenue	5,873	—	—	(5,873)	—
Interest income	77,538	—	3,484	—	81,022
Other income, net	—	—	—	—	—
Total revenue	354,941	168,560	3,484	(5,873)	521,112

Costs and expenses:
Cost of VOIs sold	13,597	—	—	—	13,597
Net carrying cost of VOI inventory	34,626	—	—	(34,626)	—
Cost of other fee-based services	3,823	40,985	—	34,626	79,434
Cost reimbursements	—	64,305	—	—	64,305
Selling, general and administrative expenses	244,755	—	68,165	(1,295)	311,625
Mortgage servicing expense	4,578	—	—	(4,578)	—
Interest expense	16,950	—	15,030	—	31,980
Other expense, net	942	30	370	—	1,342
Total costs and expenses	319,271	105,320	83,565	(5,873)	502,283
Income (loss) before non-controlling interest
and provision for income taxes	$35,670	$63,240	$(80,081)	$—	$18,829

Add: Depreciation and amortization	5,852	796
Add: Severance	4,445	1,369
Add: Loss on assets held for sale	942	30
Segment Adjusted EBITDA (1)	$46,909	$65,435

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the year ended December 31, 2019 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$255,375	$—	$—	$—	$255,375
Fee-based sales commission revenue	207,832	—	—	—	207,832
Other fee-based services revenue	14,246	110,998	—	—	125,244
Cost reimbursements	—	63,889	—	—	63,889
Mortgage servicing revenue	6,223	—	—	(6,223)	—
Interest income	80,010	—	7,892	—	87,902
Other income, net	3,068	—	1,909	(4,977)	—
Total revenue	566,754	174,887	9,801	(11,200)	740,242

Costs and expenses:
Cost of VOIs sold	21,845	—	—	—	21,845
Net carrying cost of VOI inventory	23,816	—	—	(23,816)	—
Cost of other fee-based services	6,972	52,652	—	23,816	83,440
Cost reimbursements	—	63,889	—	—	63,889
Selling, general and administrative expenses	391,474	—	81,829	(947)	472,356
Mortgage servicing expense	5,276	—	—	(5,276)	—
Interest expense	20,503	—	19,035	—	39,538
Other expense, net	—	5,887	—	(4,977)	910
Total costs and expenses	469,886	122,428	100,864	(11,200)	681,978
Income (loss) before non-controlling interest
and provision for income taxes	$96,868	$52,459	$(91,063)	$—	$58,264

Add: Depreciation and amortization	6,118	1,294
Add: Severance	1,416	238
Add: Bass Pro Settlement	39,121	—
Add: Loss on assets held for sale	58	5,887
Segment Adjusted EBITDA (1)	$143,581	$59,878

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the year ended December 31, 2018 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$254,225	$—	$—	$—	$254,225
Fee-based sales commission revenue	216,422	—	—	—	216,422
Other fee-based services revenue	12,205	105,819	—	—	118,024
Cost reimbursements	—	62,534	—	—	62,534
Mortgage servicing revenue	5,951	—	—	(5,951)	—
Interest income	79,377	—	6,537	—	85,914
Other income, net	—	—	1,201	—	1,201
Total revenue	568,180	168,353	7,738	(5,951)	738,320

Costs and expenses:
Cost of VOIs sold	23,813	—	—	—	23,813
Net carrying cost of VOI inventory	11,358	—	—	(11,358)	—
Cost of other fee-based services	4,591	54,019	—	11,358	69,968
Cost reimbursements	—	62,534	—	—	62,534
Selling, general and administrative expenses	338,462	—	79,687	254	418,403
Mortgage servicing expense	6,205	—	—	(6,205)	—
Interest expense	19,514	—	15,195	—	34,709
Total costs and expenses	403,943	116,553	94,882	(5,951)	609,427
Income (loss) before non-controlling interest
and provision for income taxes	$164,237	$51,800	$(87,144)	$—	$128,893

Add: Depreciation and amortization	6,335	1,719
Add: Severance	96	42
Segment Adjusted EBITDA (1)	$170,668	$53,561

(1) See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

18. Earnings Per Share

The following table presents the calculation of our basic and diluted EPS (in thousands, except per share data):

	For The Years Ended December 31,
	2020	2019	2018
Basic and diluted EPS:
Numerator:
Net Income	$8,225	$34,851	$87,962
Denominator:
Weighted average shares outstanding	72,878	74,439	74,712
Basic and diluted EPS	$0.11	$0.47	$1.18

19. Subsequent Events

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions of the company;

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2020.

Item 11. Executive Compensation

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which our equity securities are authorized for issuance. Our only outstanding equity-based awards are stock appreciation rights that may be settled in cash only. The other information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 76 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. None required.

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

4.1*	Specimen Common Stock Certificate of the Registrant
4.2	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 12, 2020)
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

10.17

First Amendment to Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of October 1, 2010 (incorporated by reference to Exhibit 10.105 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

10.18

Amendment No. 2 to Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC dated as of August 31, 2016 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.19

Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen Corporation and affiliates, dated as of December 31, 2007 (incorporated by reference to Exhibit 10.302 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 3, 2008)

10.20

First Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of June 26, 2010 (incorporated by reference to Exhibit 10.103 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

10.21

Second Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of October 1, 2010 (incorporated by reference to Exhibit 10.104 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 10, 2010)

10.22

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

10.25

Contribution Agreement dated as of June 16, 2000 by and between Bluegreen Vacations Unlimited, Inc. and Big Cedar LLC (incorporated by reference to Exhibit 10.204 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000 filed on August 16, 2000)

Exhibit Number	Exhibit
10.26

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

10.28

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

10.29	BRFC – Q 2010 LLC, Standard Definitions, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.101 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.30

Purchase and Contribution Agreement by and among Bluegreen Corporation and BRFC – Q 2010 LLC, dated December 22, 2010 (incorporated by reference to Exhibit 10.102 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)

10.31

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

10.32

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

10.33

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

10.35

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

10.36

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
10.37

Fifth Commitment Amendment to Loan Sale and Servicing Agreement, effective as of December 23, 2014, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.38

Omnibus Amendment No. 2, dated as of June 30, 2015, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S.Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.39

Sixth Commitment Amendment to Loan Sale and Servicing Agreement, effective as of July 1, 2015, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.40

Seventh Commitment Amendment to Loan Sale and Servicing Agreement, effective as of September 1, 2016, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.41

Omnibus Amendment No. 3, dated as of June 30, 2016, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S.Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.42

Commitment Purchase Period Terms Letter; Terms Governing Sale of Timeshare Loans, effective as of June 30, 2016, by BRFC-Q 2010 LLC as seller to Quorum Federal Credit Union as buyer (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.43†

Ninth Commitment Amendment to Loan Sale and Servicing Agreement, effective as of March 16, 2020, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer referenced therein, dated as of March 16, 2020

10.44

Loan Sale and Servicing Agreement by and among BBCV Receivables - Q 2010 LLC as Seller, Quorum Federal Credit Union as Buyer, Vacation Trust, Inc. as Club Trustee, U.S.Bank National Association as Custodian and Paying Agent, Bluegreen Corporation as Servicer and Concord Servicing Corporation as Backup Servicer, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.103 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)

10.45

BBCV Receivables – Q 2010 LLC, Standard Definitions, dated as of December 22, 2010 (incorporated by reference to Exhibit 10.104 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)

10.46

Purchase and Contribution Agreement by and among Bluegreen/Big Cedar Vacations, LLC and BBCV Receivables – Q 2010 LLC, dated December 22, 2010 (incorporated by reference to Exhibit 10.105 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)

Exhibit Number	Exhibit
10.47

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

10.50

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

10.51

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

10.52

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
10.55

Omnibus Amendment No. 3 to Loan Sale and Servicing Agreement, dated as of June 30, 2015, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.60 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.56

Seventh Commitment Amendment to Loan Sale and Servicing Agreement, effective as of September 1, 2016, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.62 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.57†

Ninth Commitment Amendment to Loan Sale and Servicing Agreement, effective as of March 17, 2020, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer referenced therein, dated March 17, 2020

10.58†

Tenth Commitment Amendment to Loan Sale and Servicing Agreement, effective as of December 18, 2020, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer referenced therein, December 18, 2020

10.59

Omnibus Amendment No. 4 to Loan Sale and Servicing Agreement, dated as of June 30, 2016, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer (incorporated by reference to Exhibit 10.63 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.60

Commitment Purchase Period Terms Letter; Terms Governing Sale of Timeshare Loans, effective as of June 30, 2016, by BBCV Receivables-Q 2010 LLC as seller to Quorum Federal Credit Union as buyer (incorporated by reference to Exhibit 10.64 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.61

BXG Receivables Note Trust 2013-A, Standard Definitions (incorporated by reference to Exhibit 10.1 of Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on October 2, 2013 (File No. 001-09071))

10.62

Indenture between BXG Receivables Note Trust 2013-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of September 15, 2013 (incorporated by reference to Exhibit 10.2 of Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on October 2, 2013 (File No. 001-09071))

10.63

Sale Agreement by and among BRFC 2013-A LLC, as Depositor, and BXG Receivables Note Trust 2013-A, as Issuer, dated as of September 15, 2013 (incorporated by reference to Exhibit 10.3 of Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on October 2, 2013 (File No. 001-09071))

10.64

Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2013-A LLC, as Depositor, dated as of September 15, 2013 (incorporated by reference to Exhibit 10.4 of Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on October 2, 2013 (File No. 001-09071))

10.65

Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2013-A LLC as Depositor, dated as of September 15, 2013 (incorporated by reference to Exhibit 10.5 of Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on October 2, 2013 (File No. 001-09071))

Exhibit Number	Exhibit
10.66

Indenture, dated as of January 15, 2015, between BXG Receivables Note Trust 2015-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian (incorporated by reference to Exhibit 10.1 of Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on February 3, 2015 (File No. 001-09071)

10.67

Sale Agreement, dated as of January 15, 2015, by and among BRFC 2015-A LLC, as Depositor, and BXG Receivables Note Trust 2015-A, as Issuer (incorporated by reference to Exhibit 10.2 of Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on February 3, 2015 (File No. 001-09071))

10.68

Transfer Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2015-A LLC, as Depositor (incorporated by reference to Exhibit 10.3 of Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on February 3, 2015 (File No. 001-09071))

10.69

Purchase and Contribution Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, as Seller, and BRFC 2015-A LLC, as Depositor (incorporated by reference to Exhibit 10.4 of Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on February 3, 2015 (File No. 001-09071))

10.70

BXG Receivables Note Trust 2015-A, Standard Definitions (incorporated by reference to Exhibit 10.5 to Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on February 3, 2015 (File No. 001-09071))

10.71

Amended and Restated Loan and Security Agreement dated July 10, 2013, by and among Bluegreen Corporation, as Borrower, and CapitalSource Bank, as lender and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.85 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.72

First Amendment to Amended and Restated Loan and Security Agreement dated December 6, 2013, by and among Bluegreen Corporation, as Borrower, and CapitalSource Bank, as lender (incorporated by reference to Exhibit 10.86 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.73

Second Amended and Restated Secured Promissory Note dated June 25, 2015, by and among Bluegreen Vacations Unlimited, Inc., as Borrower, and Pacific Western Bank, as successor-by-merger to CapitalSource Bank, as Lender (incorporated by reference to Exhibit 10.1 of Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-09071))

10.74

Second Amendment to Amended and Restated Loan and Security Agreement dated June 25, 2015, by and among Bluegreen Corporation, as Borrower, and Pacific Western Bank, as successor-by-merger to CapitalSource Bank, as lender (incorporated by reference to Exhibit 10.2 of Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-09071))

10.75

Third Amendment to Amended and Restated Loan and Security Agreement dated October 24, 2016, by and among Bluegreen Corporation, as Borrower, and Pacific Western Bank, as successor-by-merger to CapitalSource Bank, as lender (incorporated by reference to Exhibit 10.89 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.76†

Fourth Amendment to Amended and Restated Loan and Security Agreement dated October 19, 2017, by and among Bluegreen Vacations Corporation fka Bluegreen Corporation, as Borrower, and Pacific Western Bank, as successor-by-merger to CapitalSource Bank, as lender referenced therein, dated October 19, 2017

10.77†

Fifth Amendment to Amended and Restated Loan and Security Agreement dated August 15, 2018, by and among Bluegreen Vacations Corporation fka Bluegreen Corporation, as Borrower, and Pacific Western Bank, as successor-by-merger to CapitalSource Bank, as lender referenced therein, dated August 15, 2018

10.78

Agreement to Allocate Consolidated Income Tax Liabilities and Benefits dated as of May 8, 2015, by and among BFC Financial Corporation, Bluegreen Vacations Holding and Bluegreen (incorporated by reference to Exhibit 10.2 of Bluegreen Vacations Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-09071))

Exhibit Number	Exhibit
10.79

Indenture dated as of March 17, 2016, between BXG Receivables Note Trust 2016-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian (incorporated by reference to Exhibit 10.1 to Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-09071))

10.80

Sale Agreement, dated as of March 17, 2016, by and among BRFC 2016-A LLC, as Depositor, and BXG Receivables Note Trust 2016-A, as Issuer (incorporated by reference to Exhibit 10.2 to Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-09071))

10.81

Transfer Agreement, dated as of March 17, 2016, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2016-A LLC, as Depositor (incorporated by reference to Exhibit 10.3 to Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-09071))

10.82

Purchase and Contribution Agreement, dated as of March 17, 2016, by and among Bluegreen Corporation, as Seller, and BRFC 2016-A LLC, as Depositor (incorporated by reference to Exhibit 10.4 to Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-09071))

10.83

BXG Receivables Note Trust 2016-A, Standard Definitions (incorporated by reference to Exhibit 10.5 to Bluegreen Vacations Holding Corporation’s Current Report on Form 8-K filed on March 23, 2016 (File No. 001-09071))

10.84

Second Amended and Restated Purchase and Contribution Agreement, dated as of May 1, 2017, between Bluegreen Corporation and Bluegreen Timeshare Finance I (incorporated by reference to Bluegreen Vacations Holding Corporation’s Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2017 (File No. 001-09071))

10.85

Second Amended and Restated Sale Agreement, dated as of May 1, 2017, between Bluegreen Timeshare Finance I and BXG Timeshare Trust I (incorporated by reference to Bluegreen Vacations Holding Corporation’s Exhibit 10.2 to Current Report on Form 8-K filed on May 24, 2017 (File No. 001-09071))

10.86

Sixth Amended and Restated Indenture, dated as of May 1, 2017, among BXG Timeshare Trust I, Bluegreen Corporation, Vacation Trust, Inc., Concord Servicing Corporation, U.S.Bank National Association, KeyBank National Association and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (incorporated by reference to Bluegreen Vacations Holding Corporation’s Exhibit 10.3 to Current Report on Form 8-K filed on May 24, 2017 (File No. 001-09071))

10.87

Sixth Amended and Restated Note Funding Agreement, dated as of May 1, 2017, by and among Bluegreen Corporation, BXG Timeshare Trust I, Bluegreen Timeshare Finance Corporation I, the purchasers from time to time parties thereto and KeyBank National Association and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (incorporated by reference to Bluegreen Vacations Holding Corporation’s Exhibit 10.4 to Current Report on Form 8-K filed on May 24, 2017 (File No. 001-09071))

10.88

Second Amended and Restated Trust Agreement, dated as of May 19, 2017, by and among Bluegreen Timeshare Finance I, GSS Holdings, Inc. and Wilmington Trust Company (incorporated by reference to Bluegreen Vacations Holding Corporation’s Exhibit 10.5 to Current Report on Form 8-K filed on May 24, 2017 (File No. 001-09071))

10.89

Seventh Amended and Restated Standard Definitions to the Transaction Documents (incorporated by reference to Bluegreen Vacations Holding Corporation’s Exhibit 10.6 to Current Report on Form 8-K filed on May 24, 2017 (File No. 001-09071))

10.90

Indenture, dated as of June 6, 2017, between BXG Receivables Note Trust 2017-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian (incorporated by reference to Bluegreen Vacations Holding Corporation’s Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2017 (File No. 001-09071))

10.91

Sale Agreement, dated as of June 6, 2017, by and among BRFC 2017-A LLC, as Depositor, and BXG Receivables Note Trust 2017-A, as Issuer (incorporated by reference to Bluegreen Vacations Holding Corporation’s Exhibit 10.2 to Current Report on Form 8-K filed on June 9, 2017 (File No. 001-09071))

Exhibit Number	Exhibit
10.92

Transfer Agreement, dated as of June 6, 2017, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2017-A LLC, as Depositor (incorporated by reference to Bluegreen Vacations Holding Corporation’s Exhibit 10.3 to Current Report on Form 8-K filed on June 9, 2017 (File No. 001-09071))

10.93

Purchase and Contribution Agreement, dated as of June 6, 2017, by and among Bluegreen Corporation, as Seller, and BRFC 2017-A LLC, as Depositor (incorporated by reference to Bluegreen Vacations Holding Corporation’s Exhibit 10.4 to Current Report on Form 8-K filed on June 9, 2017 (File No. 001-09071))

10.94

BXG Receivables Note Trust 2017-A, Standard Definitions (incorporated by reference to Bluegreen Vacations Holding Corporation’s Exhibit 10.5 to Current Report on Form 8-K filed on June 9, 2017 (File No. 001-09071))

10.95+

Bluegreen Corporation 2011 Long Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.119 to the Registrant’s Registration Statement on Form S-1 filed on October 23, 2017)

10.96+

Form of Award Agreement under Bluegreen Corporation 2011 Long Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.100 to Current Report on Form 8-K filed on November 1, 2011)

10.97

Fifth Amendment to Amended and Restated Loan and Security Agreement, dated August 15, 2018, by and among Bluegreen Vacations Corporation, the Borrower, each of the financial institutions from time to time party thereto, and Pacific Western Bank, as Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on August 20, 2018).

10.98

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

10.99

Sale Agreement, dated as of October 15, 2018, by and between BRFC 2018-A LLC, as Depositor, and BXG Receivables Note Trust 2018-A, as Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).

10.100

Transfer Agreement, dated as of October 15, 2018, by and among Bluegreen Vacations Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2018-A LLC, as Depositor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).

10.101

Purchase and Contribution Agreement, dated as of October 15, 2018, by and between Bluegreen Vacations Corporation, as Seller, and BRFC 2018-A LLC, as Depositor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).

10.102	BXG Receivables Note Trust 2018-A, Standard Definitions (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 29, 2018).
10.103

Employment Agreement between Bluegreen Vacations Corporation and Shawn B. Pearson, dated May 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on May 14, 2018).

10.104

Acquisition Loan and Security Agreement, dated as of April 17, 2018, by and among Bluegreen Vacations Corporation and Bluegreen Vacations Unlimited, Inc., jointly and severally as Borrower, and ZB, N.A, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 20, 2018).

Exhibit Number	Exhibit
10.105

Promissory Note, dated as of April 17, 2018 by and among Bluegreen Vacations Corporation and Bluegreen Vacations, Inc, jointly and severally, in favor of ZB, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 20, 2018).

10.106

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

10.107

Commitment Purchase Period Terms Letter, dated as of April 6, 2018, by BBCV Receivables-Q 2010 LLC, as Seller, and Quorum Federal Credit Union, as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 12, 2018).

10.108

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

10.109

Commitment Purchase Period Terms Letter, dated as of April 6, 2018, by BRFC-Q 2010 LLC, as Seller, and Quorum Federal Credit Union, as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on April 12, 2018).

10.110

Second Amended and Restated Receivables Loan Agreement, dated as of March 12, 2018, by and among Bluegreen Vacations Corporation, as Borrower, and Liberty Bank, as Lender and Administrative and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on March 15, 2018).

10.111

Second Amended and Restated Receivables Loan Note, dated as of March 12, 2018, by Bluegreen Vacations Corporation in favor of Liberty Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on March 15, 2018).

10.113

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

10.114

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

10.115

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

10.116

Pledge Agreement, dated as of October 23, 2019, by and among Bluegreen Vacations Corporation, as Pledgor, in favor of Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-09292) filed on October 28, 2019).

10.117

Omnibus Amendment No. 2, dated as of December 27, 2019, by and among BXG Timeshare Trust I, Bluegreen Vacations Corporation, Vacation Trust, Inc., Concord Servicing Corporation, U.S. Bank National Association, KeyBank National Association and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2020).

Exhibit Number	Exhibit
10.118

First Amendment to Second Amended and Restated Receivables Loan Agreement, effective June 30 2020 by and among Liberty Bank and Bluegreen Vacations Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020)

10.119

Third Amended and Restated Receivables Loan Note by Bluegreen Vacations Corporation in favor of Liberty Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2020)

10.120

Third Amended and Restated Loan and Security Agreement (Hypothecation Facility), dated as of September 25, 2020, by and among Bluegreen/Big Cedar Vacations, LLC and National Bank of Arizona (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2020)

10.121

Fifth Amended and Restated Revolving Promissory Note (Hypothecation Facility), dated as of September 25, 2020, by and among Bluegreen/Big Cedar Vacations, LLC and National Bank of Arizona (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2020)

10.122

Indenture, dated as of October 8, 2020, among BXG Receivables Note Trust 2020-A, as Issuer, Bluegreen Vacations Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2020)

10.123

Sale Agreement, dated as of October 8, 2020, by and between BRFC 2020-A LLC, as Depositor, and BXG Receivables Note Trust 2020-A, as Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2020)

10.124

Transfer Agreement, dated as of October 8, 2020, by and among Bluegreen Vacations Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2020-A LLC, as Depositor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 13, 2020)

10.125

Purchase and Contribution Agreement, dated as of October 8, 2020, by and between Bluegreen Vacations Corporation, as Seller, and BRFC 2020-A LLC, as Depositor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 13, 2020)

10.126	BXG Receivables Note Trust 2020-A, Standard Definitions (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 13, 2020)
21.1	List of Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BLUEGREEN VACATIONS CORPORATION

March 1, 2021	By: /s/ Alan B. Levan
Alan B. Levan
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 1, 2021
Alan B. Levan	Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Raymond S. Lopez		March 1, 2021
Raymond S. Lopez	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

/s/ Adrienne Kelley		March 1, 2021
Adrienne Kelley	Senior Vice President and Chief Accounting Officer

/s/ John E. Abdo		March 1, 2021
John E. Abdo	Vice Chairman of the Board of Directors

/s/ James R. Allmand, III		March 1, 2021
James R. Allmand, III	Director

/s/ Norman H. Becker		March 1, 2021
Norman H. Becker	Director

/s/ Lawrence A. Cirillo		March 1, 2021
Lawrence A. Cirillo	Director

/s/ Darwin Dornbush		March 1, 2021
Darwin Dornbush	Director

/s/Jarett S. Levan		March 1, 2021
Jarett S. Levan	Director

/s/ Joel Levy		March 1, 2021
Joel Levy	Director

/s/ William Nicholson		March 1, 2021
William Nicholson	Director

/s/ Mark A. Nerenhausen		March 1, 2021
Mark A. Nerenhausan	Director

/s/ Arnold Sevell		March 1, 2021
Arnold Sevell	Director

/s/ Orlando Sharpe		March 1, 2021
Orlando Sharpe	Director

/s/ Seth M. Wise		March 1, 2021
Seth M. Wise	Director