Form 10-K/A
period 2020-12-31
BLUEGREEN VACATIONS CORP
filed 2021-04-30
CIK 778946

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020, the last day of trading of the registrant’s most recently completed second fiscal quarter, was $28.3 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).

As of April 28, 2021, there were 72,484,293 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUEGREEN VACATIONS CORPORATION

FORM 10-K/A TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2020

EXPLANATORY NOTE

Bluegreen Vacations Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021, to provide the remaining information required by Items 10-14 of Part III of Form 10-K. In addition, Item 9B of Part II of this Amendment contains information relating to the postponement of the Company’s 2021 Annual Meeting of Shareholders, which was previously scheduled to be held on May 17, 2021.Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the original filing date of the 2020 Form 10-K or modify or update in any way disclosures made in the 2020 Form 10-K.

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

PART II

Item 9B. Other Information.

The Company’s 2021 Annual Meeting of Shareholders (the “Annual Meeting”) previously scheduled to be held on May 17, 2021 has been postponed. The new date of the Annual Meeting has not yet been set. To the extent applicable, the new deadline for any shareholder proposal, including director nomination, intended to be considered at the Annual Meeting will be set forth in a subsequent Company filing with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table lists the names and ages of the Company’s executive officers and directors, and their respective positions with the Company.

Name	Age	Position
Alan B. Levan	76	Chairman, Chief Executive Officer and President
John E. Abdo	77	Vice Chairman
Raymond S. Lopez	46	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
Susan J. Saturday	62	Executive Vice President, Chief Administrative Officer
Ahmad M. Wardak	49	Executive Vice President, Marketing and Chief Brand Officer
Chanse W. Rivera	51	Executive Vice President, Chief Information Officer
Jorge de la Osa	51	Executive Vice President, Chief Legal and Compliance Officer
Justin Taylor	49	Executive Vice President, Chief Human Resources Officer
Dustin Tonkin	48	Executive Vice President, Chief Sales and Marketing Officer
James R. Allmand, III	72	Director
Norman H. Becker	83	Director
Lawrence A. Cirillo	82	Director
Darwin Dornbush	91	Director
Jarett S. Levan	47	Director
Joel Levy	81	Director
Mark A. Nerenhausen	66	Director
William Nicholson	75	Director
Arnold Sevell	73	Director
Orlando Sharpe	62	Director
Seth M. Wise	51	Director

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

Alan B. Levan has served as the Company’s Chief Executive Officer and President since January 1, 2020. He has also served as Chairman of the Company’s Board of Directors since May 2017 and from May 2002 to December 2015. His service as Chairman was in a non-executive capacity prior to his appointment as Chief Executive Officer and President effective January 1, 2020. In addition, from May 2015 until May 2017, he served the Company in a non-executive capacity. Mr. Levan is the Chairman, Chief Executive Officer and President of Bluegreen Vacations Holding Corporation (formerly BBX Capital Corporation) (“BVH”) and its predecessors. He has served as BVH’s Chairman and Chief Executive Officer since February 2017 and as BVH’s President since September 30, 2020 when he was appointed to such position in connection with BVH’s spin-off of its former wholly owned subsidiary, BBX Capital, Inc. (“BBX Capital”). Mr. Levan is the Chairman of BBX Capital. He also served as Chairman, Chief Executive Officer and President of BVH from 1978 until December 2015. In addition, Mr. Levan served as Chairman of BankAtlantic from 1987 until July 2012 when BankAtlantic was sold to BB&T Corporation (“BB&T”). Mr. Levan also served as a director of Benihana Inc. (“Benihana”) until August 2012. He is the Chairman of the BBX Capital Foundation, a Trustee of Nova Southeastern University, Chairman of Nova Southeastern University’s Finance Committee, Co-Founder and Co-Chairman of the Nova Southeastern University Susie and Alan B. Levan Ambassadors Board, and a director of the Broward Workshop. Mr. Levan is the father of Jarett S. Levan, a director of the Company. The Company’s Board of Directors believes that Mr. Levan’s proven leadership skills enhance the Board and the Company and that his long history of service with the Company and its affiliates provides the Board with critical insight regarding the business and prospects of the Company.

John E. Abdo has served as Vice Chairman of the Company since 2002. His service as Vice Chairman was in a non-executive capacity until October 1, 2020, when he became executive Vice Chairman. In addition, from December 2015 to May 2017, Mr. Abdo served as non-executive Acting Chairman of the Company’s Board of Directors. Mr. Abdo has also served as Vice Chairman of BVH since 1993 and as Vice Chairman of BBX Capital since it was spun-off by BVH on September 30, 2020. In addition, he served as Vice Chairman of BankAtlantic from 1987 until the completion of the sale of BankAtlantic to BB&T during July 2012. Mr. Abdo is President of Abdo Companies, Inc. and a member of the Board of Directors and certain committees, including the Finance Committee, of the Performing Arts Center Authority. Additionally, Mr. Abdo is the former 20-year President, and current member of the Investment Committee of the Broward Performing Arts Foundation. He also served as the Vice Chairman of the Board of Directors of Benihana until August 2012. The Company’s Board of Directors believes that it benefits from the contributions that Mr. Abdo makes, and the perspective that he adds, to the Board, many of which are the result of his knowledge of the Company’s business and affairs based on his service as Vice Chairman, and his experience and knowledge regarding the real estate sector generally.

Raymond S. Lopez was appointed to serve as Executive Vice President, Chief Financial Officer and Treasurer of the Company on September 30, 2019 and was subsequently appointed Chief Operating Officer on November 25, 2019. Since 2015, Mr. Lopez has served as Executive Vice President and Chief Financial Officer of BVH and continues to hold those positions concurrent with his positions at the Company. Prior to joining BVH, Mr. Lopez served as Chief Accounting Officer of the Company from 2005 through 2015 and as Controller from 2004 to 2005. Prior to joining the Company in 2004, Mr. Lopez held various roles at Office Depot, Inc. and Arthur Andersen LLP. Mr. Lopez is a Certified Public Accountant and was named “Chief Financial Officer of the Year” by the South Florida Business Journal in 2018.

Susan J. Saturday was appointed to serve as Executive Vice President, Chief Administrative Officer of the Company during September 2019. Ms. Saturday previously held various management positions at the Company from 1988 until April 2018. In 1995, she was appointed Vice President and Director of Human Resources and Administration. In 2004, Ms. Saturday was appointed Senior Vice President and Chief Human Resources Officer. During October 2017, Ms. Saturday was appointed Executive Vice President. From April 2018 until rejoining the Company in September 2019, Ms. Saturday served as Executive Vice President and Chief Human Resources Officer of BVH. She also performed the functions of Chief Human Resources Officer of BVH on a part-time basis from June 2016 through April 2018. From 1983 to 1988, Ms. Saturday was employed by General Electric Company in various financial management positions. Ms. Saturday holds a B.B.A. in Accounting and an M.S. in Human Resource Management.

Ahmad M. Wardak was appointed Executive Vice President, Marketing and Chief Brand Officer in May 2020. Mr. Wardak joined the Company in 2003 as Corporate Controller and held several other positions with the Company prior to his appointment as Executive Vice President, Marketing and Chief Brand Officer, including Vice President of

Business Administration, Senior Vice President of Business Operations of Bluegreen Resorts, Senior Vice President and Chief Administrative Officer, Senior Vice President of Corporate Marketing, Executive Vice President, Corporate Development and Innovation, and Executive Vice President and Chief Marketing Officer. Prior to joining the Company, Mr. Wardak held various positions with Ernst & Young LLP, including as a Manager in the firm’s Assurance and Advisory Business Services group, where his area of focus was principally in the real estate and vacation ownership industries. Mr. Wardak holds an Executive MBA and a B.S. in Accounting.

Chanse W. Rivera joined the Company in August 2012. During December 2012, Mr. Rivera was appointed Senior Vice President and Chief Information Officer. During October 2017, he was appointed Executive Vice President. Prior to joining the Company, Mr. Rivera was Chief Information Officer of Russell Hobbs, Inc., Global Service Manager of CITCO, Vice President, Managed Services of Fresh Del Monte Produce Inc., and IT Director of Blue Martini Software. Mr. Rivera holds a B.S. in Management Information Systems.

Jorge de la Osa joined the Company in May 2018 as Executive Vice President, Chief Legal and Compliance Officer. Mr. de la Osa serves as chief counsel and advisor to the Company’s Board of Directors and executive leadership team and oversees the Company’s day-to-day legal operations and compliance program. From 2010 until he joined the Company in May 2018, Mr. de la Osa served in various senior leadership roles at Wyndham Vacation Ownership, including Executive Vice President and General Counsel. From 2004 to 2010, Mr. de la Osa was Lead Corporate Counsel at Sol Melia Vacation Club, a subsidiary of Melia Hotels International. He served as Corporate Counsel to Tempus Resorts International from 2002 to 2004. Mr. de la Osa began his legal career as a Real Estate Group Associate at Baker & Hostetler LLP, and is a member of the Florida Bar. He holds a J.D. in Law and a B.S. in Business Administration, Finance.

Justin Taylor joined the Company in April 2018 as Executive Vice President, Chief Human Resources Officer. From 2016 until April 2018, Mr. Taylor served as Senior Vice President, Human Resources of Charming Charlie, a specialty women’s fashion retailer based in Houston, Texas. Prior to that time, Mr. Taylor was the International HR Director for the Body Shop in London, England, where he held various executive human resources positions in Canada, the United States, and the United Kingdom. Mr. Taylor began his career in Toronto, Canada with CMV Canada as the Director of Training and Organizational Design and Cineplex Odeon Theaters in Canada as Manager of Training and Development.

Dustin Tonkin joined the Company in November 2019 as Executive Vice President, Chief Sales Officer. In May 2020, he was appointed Executive Vice President, Chief Sales and Marketing Officer. Prior to joining the Company, Mr. Tonkin held various sales leadership roles at Wyndham Destinations, where he was employed since 1995, most recently as Executive Vice President of Sales & Marketing.

James R. Allmand, III has served as a director of the Company since 2011. Mr. Allmand has over 40 years of resort real estate and hospitality operations management experience in the United States, Mexico, Central America and the Caribbean. Since 2008, Mr. Allmand has been the Senior Vice President for Operations and Real Estate for The Global Resort Development, a development advisory group based in Dallas, Texas. His hospitality and real estate career began with the Sea Pines Company, a residential resort developer of Hilton Head Island, Amelia Island, Big Canoe and Palmas del Mar, Puerto Rico. Mr. Allmand previously served as General Manager and Regional for Embassy Suites properties in Fort Lauderdale, Florida from1990-1993. And Regional Vice President of Operations in Florida for R & A Hotels, Huizenga Sports Holdings Executive Group and Florida Panthers Holdings from 1993-2004. His responsibilities included those relating to Hyatt Regency Pier Sixty-Six, Bahia Mar Beach Resort Yachting Center, Oceanside Inn, Portside Marina and Grande Oaks Golf Club. He was also previously Director of Advisory Services in Fort Lauderdale for IAG Florida, a commercial, residential and a hospitality development oriented company. and General Partner and General Manager of a subsidiary company of a New York Stock Exchange (“NYSE”) -listed publicly-traded REIT where he was involved in the successful turnaround of two bankrupt hotels in New Orleans, Louisiana and Jackson, Mississippi. He is a Certified Hotel Administrator (CHA), a Certified Food and Beverage Executive (CFBE) and was the General Manager of the year for Florida and the United States by the American Hotel and Lodging Association. The Company’s Board of Directors believes that Mr. Allmand provides valuable insight and contributions to the Board as a result of his extensive experience in the real estate and hospitality industries.

Norman H. Becker has served as a director of the Company since 2003. Mr. Becker is, and has been for more than ten years, self-employed as a Certified Public Accountant. Mr. Becker was also the Chief Financial Officer and Treasurer of Proguard Acquisition Corp., as well as a member of its Board of Directors, until 2012. He was previously a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for more than ten years. Mr. Becker served as a director of BVH from 2013 until September 2020 when he resigned from BVH’s Board and became a director of BBX Capital in connection with BVH’s spin-off of BBX Capital. He also served as a director of Benihana until August 2012. The Company’s Board of Directors believes that Mr. Becker provides valuable insight to the Board based on his business, financial and accounting expertise, and that his accounting and financial knowledge make him a valuable member of the Audit Committee.

Lawrence A. Cirillo has served as a director of the Company since 2003. Mr. Cirillo was Principal Partner and President of Atlantic Chartering, an oil tanker brokerage company, from 1979 until Atlantic Chartering merged with Seabrokers, Inc., a subsidiary of Clarkson, Ltd. Mr. Cirillo served as a Vice President of Seabrokers, Inc. until 2000. Since 2000, Mr. Cirillo has served as an oil tanker broker with Southport Maritime, Inc. Mr. Cirillo has also served as a director of BVH since his appointment to BVH’s Board in connection with BVH’s spin-off of BBX Capital on September 30, 2020. The Company’s Board of Directors believes that it benefits from Mr. Cirillo’s business experience generally and within the sales industry in particular.

Darwin Dornbush has served as a director of the Company since October 2020. Mr. Dornbush is an attorney in private practice. He served as a partner in the law firm of Dornbush Schaeffer Strongin & Venaglia, LLP from 1964 until January 2015. He also served as Secretary of Cantel Medical Corp., a healthcare company, until 2010 and as a director of that company until 2009. Mr. Dornbush has served as a director of BVH since 2009 and was appointed to the Company’s Board of Directors during October 2020 following BVH’s spin-off of BBX Capital. In addition, Mr. Dornbush served as a member of the Board of Directors of Benihana from 1995 through 2005 and again from 2009 through January 2012. From 1983 until 2008, he served as Secretary of Benihana and its predecessor. The Company’s Board of Directors believes that it benefits from Mr. Dornbush’s experience in legal and business matters gained from his career as a practicing attorney and his experience on public company boards, including his over ten years of service on BVH’s Board.

Jarett S. Levan has served as a director of the Company since 2017. Mr. Levan is the President and Chief Executive Officer and a director of BBX Capital. He has served as a director of BVH since 2009 and was President of BVH from December 2015 until the completion of BVH’s spin-off of BBX Capital on September 30, 2020. He also served as Acting Chairman and Chief Executive Officer of BVH from December 2015 to February 2017 and as Executive Vice President of BVH from April 2011 until December 2015. Mr. Jarett Levan was the Chief Executive Officer and President of BankAtlantic from January 2007 until the completion of the sale of BankAtlantic to BB&T during July 2012. Mr. Jarett Levan is the son of Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President. The Company’s Board of Directors believes that Mr. Levan’s operating and management experience, including his positions with the Company’s affiliates, allow him to provide insight to the Board with respect to the Company’s business and affairs.

Joel Levy has served as a director of the Company since October 2020. Mr. Levy is the Vice Chairman of Adler Group, Inc., a commercial real estate company. He served as President and Chief Operating Officer of Adler Group from 1984 through 2007. Mr. Levy also serves as President and Chief Executive Officer of JLRE Consulting, Inc. and is a Certified Public Accountant. He has served as a director of BVH since 2009 and was appointed to the Company’s Board of Directors during October 2020 following BVH’s spin-off of BBX Capital. The Company’s Board of Directors believes that Mr. Levy’s experience, including relating to the real estate industry gained from his executive positions at Adler Group and JLRE Consulting, allow him to provide meaningful insight to the Board and that, based on his finance and accounting background, Mr. Levy makes important contributions to the Company’s Audit Committee.

Mark A. Nerenhausen has served as a director of the Company since 2003. Mr. Nerenhausen serves as the President and Chief Executive Officer of Hennepin Theater Trust. In addition, since August 2010, Mr. Nerenhausen has been a Principal of ZSP Consulting. Previously, he served as a professor and a director of the Syracuse University Janklaw Arts Leadership Program from 2011 through 2017. From March 2009 through July 2010, Mr. Nerenhausen served as President and Chief Executive Officer of the AT&T Performing Arts Center in Dallas, Texas. The Company’s Board of Directors believes that it benefits from Mr. Nerenhausen’s leadership skills and business and management experience gained from his service in Principal, President and Chief Executive Officer positions, including the sales aspects of his positions and his experience in the tourism and leisure industries.

William R. Nicholson has served as a director of the Company since October 2020. Mr. Nicholson has served as a principal of Heritage Capital Group, an investment banking firm, since 2010. He is currently Chief Compliance Officer of Heritage Capital Group. Mr. Nicholson also served as a principal of Heritage Capital Group from December 2003 through March 2009. In addition, since 2004, Mr. Nicholson has served as President of WRN Financial Corporation. He was also the Managing Director of BSE Management, LLC from March 2009 through April 2010. He has served as a director of BVH since 2009 and was appointed to the Company’s Board of Directors during October 2020 following BVH’s spin-off of BBX Capital. The Company’s Board of Directors believes that, because of Mr. Nicholson’s extensive knowledge of the capital and financial markets and broad experience working with the investment community, Mr. Nicholson provides important insight to the Board on financial issues, and that the Board benefits from the expertise that Mr. Nicholson has as the Chief Compliance Officer for Heritage Capital Group, a FINRA-registered broker-dealer.

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

Orlando Sharpe has served as a director of the Company since 2011. Mr. Sharpe founded Sharpe Project Developments, Inc., a real estate development company, in 1990 and has served as its President since that time. He is also the President of Sharpe Project Construction, Inc. and OLD, LLC. From 1986 to 1990, he was employed with Arvida/JMP Partners, L.P., a residential real estate development company, where he managed the design, construction, development and property management for several office buildings, retail centers, hotels, restaurants, warehouses and mixed use commercial parks. Prior to that time, he was employed by Weitz Co. General Contractors as a project manager on various commercial projects. His background also includes professional experience with a number of architectural and engineering firms. The Company’s Board of Directors believes that it benefits from Mr. Sharpe’s knowledge of the real estate industry generally and particularly with respect to real estate development and trends in the industry.

Seth M. Wise has served as a director of the Company since 2017. Mr. Wise is Executive Vice President and a director of BBX Capital and is a co-Chief Executive Officer of The Altman Companies. He served as Executive Vice President and a director of BVH from September 2009 until the completion of BVH’s spin-off of BBX Capital on September 30, 2020. In addition, since July 2005, Mr. Wise has served as President of Woodbridge Holdings Corporation or its predecessor (“Woodbridge”) after serving as its Executive Vice President since September 2003. Woodbridge is a wholly owned subsidiary of BVH through which BVH holds its investment in the Company. Mr. Wise also served as Vice President of Abdo Companies, Inc. The Company’s Board of Directors believes that Mr. Wise’s real estate-related experience and background enhance the Board’s knowledge with respect to the real estate industry and that it benefits from the insight he brings with respect to the real estate industry and the Company’s operations related thereto.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities, if any, with the SEC and the NYSE. The Company’s directors, executive officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2020.

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

Audit Committee

The Company’s Board of Directors has a standing Audit Committee. The Audit Committee is comprised of Joel Levy, Chairman, Norman H. Becker, Lawrence A. Cirillo, Darwin Dornbush, William R. Nicholson and Arnold Sevell. The Board has determined that each member of the Audit Committee is “financially literate” and “independent” within the meaning of applicable SEC rules and regulations and the listing standards of the NYSE, including the additional independence requirements applicable to audit committee members under the listing standards of the NYSE. The Board also determined that Messrs. Levy and Becker are qualified as “audit committee financial experts,” as defined under Item 407 of Regulation S-K promulgated by the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2020 and 2019, certain summary information concerning compensation paid to, or accrued by the Company on behalf of, Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President and each of the next two most highly compensated executives of the Company during the year ended December 31, 2020 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Non- Equity Incentive Plan Compensation ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Alan B. Levan(1)	2020	$950,000	$1,900,000	(4)	$-	$-	$-		$2,850,000
Chairman, Chief Executive Officer and President	2019	-	2,000,000		-	-	-		2,000,000

Dustin Tonkin (2)	2020	425,000	2,053,049	(5)	-	-	26,281	(6)	2,504,330
Executive Vice President, Chief Sales and Marketing Officer	2019	75,192	485,520		-	-	10,408		571,120

Raymond S. Lopez (3)	2020	675,000	1,200,000		-	-	11,575		1,886,575
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	2019	142,135	253,750		-	-	-		395,885

(1)Mr. Levan was appointed Chief Executive Officer and President of the Company on January 1, 2020. Prior to that time, Mr., Levan served as non-executive Chairman of the Company’s Board of Directors. The bonus paid to Mr. Levan for 2019 was a special bonus approved by the Compensation Committee in consideration for services provided to the Company by Mr. Levan in a non-executive capacity during 2019.

(2)Mr. Tonkin joined the Company in November 2019 as Executive Vice President, Chief Sales Officer. In May 2020, he was appointed Executive Vice President, Chief Sales and Marketing Officer.

(3)Mr. Lopez was appointed to serve as Executive Vice President, Chief Financial Officer and Treasurer of the Company during September 2019. He was subsequently appointed Chief Operating Officer in November 2019.

(4)Mr. Levan’s bonus for 2020 included: (i) a $950,000 discretionary cash bonus approved by the Compensation Committee based on a subjective evaluation of the performance of Mr. Levan and the Company, including the Company’s EBITDA and actions taken to navigate, and with a view towards minimizing the impact of, the COVID-19 pandemic, and (ii) a $950,000 bonus approved by the Compensation Committee under the Company’s Executive Leadership Incentive Plan for 2020 based primarily on the Company’s EBITDA. Subject to certain exceptions, including in the case of Messrs. Tonkin and Lopez (as described below), the Compensation Committee approved for all participants in the Executive Leadership Incentive Plan, including Mr. Levan, to receive a bonus equal to 50% of their target bonus under the plan for 2020. All bonuses under the Executive Leadership Incentive Plan for 2020, including the bonuses paid to each of the Named Executive Officers, was accrued in 2020 and paid in 2021.

(5)The bonus paid to Mr. Tonkin for 2020 includes the second of five $200,000 signing bonus installment payments made to Mr. Tonkin and a guaranteed bonus of $700,000 under the Company’s Executive Leadership Incentive Plan for 2020, in each case, as provided under his employment agreement with the Company. See “Employment Agreement with Dustin Tonkin” below for additional information.

(6)Includes $12,900 of reimbursements for certain business expenses, $11,400 401(k) employer contribution and $1,300 of reimbursements for housing expenses.

Compensation of Chief Executive Officer and Other Dual Executives of the Company and BVH

Alan B. Levan was appointed to serve as the Company’s Chief Executive Officer and President, effective January 1, 2020. Mr. Levan receives an annual base salary and has the opportunity to receive annual bonuses and long-term incentives based on criteria determined by the Compensation Committee or otherwise at the discretion of the Compensation Committee. Mr. Levan’s annual base salary, which is currently $950,000, is subject to adjustment from time to time at the discretion of the Compensation Committee. For 2020. Mr. Levan had an opportunity to receive an annual bonus and long-term incentives of up to $4,275,000 based primarily on the Company’s EBITDA. As previously described, Mr. Levan received bonuses totaling $1,900,000, 50% of which was a discretionary cash bonus approved by the Compensation Committee based on a subjective evaluation of the performance of Mr. Levan and the Company, including the Company’s EBITDA and actions taken to navigate, with a view towards minimizing the impact of, the COVID-19 pandemic, and 50% of which was approved by the Compensation Committee under the Company’s Executive Leadership Incentive Plan for 2020 based primarily on the Company’s EBITDA. Subject to certain exceptions, including in the case of Messrs. Tonkin and Lopez (each of whom received guaranteed bonuses under the Executive Leadership Incentive Plan for 2020), the Compensation Committee approved for all participants in the Executive Leadership Incentive Plan, including Mr. Levan, to receive a bonus equal to 50% of their target bonus under the plan for 2020. For 2021, Mr. Levan has the opportunity to receive annual bonuses and long-term incentives, including under the Executive Leadership Incentive Plan, of up to $4,275,000 based primarily on the Company’s EBITDA. He may also receive discretionary bonuses from time to time upon the approval of the Compensation Committee based on a subjective evaluation of his and the Company’s performance as well as such other factors as the Compensation Committee may consider.

Mr. Levan also serves as Chairman and Chief Executive Officer of BVH. As previously described, BVH’s spin-off of BBX Capital, which was completed on September 30, 2020, resulted in BVH becoming solely a holding company of Bluegreen. BVH currently holds approximately 93% of the Company’s outstanding common stock.

In addition to Mr. Levan, the executive officers of BVH are John E. Abdo, who serves as Vice Chairman of the Company BVH, and Raymond S. Lopez, who serves as Executive Vice President and Chief Financial Officer of the Company and BVH. For 2020, Messrs. Alan Levan, Abdo and Lopez received total compensation from BVH totaling approximately $6,535,781, $9,038,205 and $332,692, respectively. Effective September 30, 2020 in connection with BVH’s spinoff, Mr. Alan Levan, Mr. Abdo and Mr. Lopez agreed to reduced annual base salaries of $200,000 to each of Mr. Alan Levan and Mr. Abdo, and $100,000 to Mr. Lopez under their respective employment agreements with BVH. Going forward, it is expected that BVH’s executive officers will receive significantly all of their compensation for their services on behalf of BVH and the Company from the Company.

Effective October 1, 2020, at which time Mr. Abdo’s service as Vice Chairman of the Company changed from serving in a non-executive capacity to an executive capacity and the Company’s Compensation Committee approved an initial annual base salary for Mr. Abdo of $950,000. In addition to his base salary, for 2021, Mr. Abdo has the opportunity to receive annual bonuses and long-term incentives, including under the Executive Leadership Incentive Plan, of up to $4,275,000 based primarily on the Company’s EBITDA.

Mr. Lopez currently receives an annual base salary from the Company of $675,000. In addition to his base salary, for 2021, Mr. Lopez has the opportunity to receive annual bonuses and long-term incentives, including under the Executive Leadership Incentive Plan, of up to $1,800,000 based primarily on the Company’s EBITDA.

Like Mr. Levan, each of Mr. Abdo and Mr. Lopez may also receive discretionary bonuses from time to time upon the approval of the Compensation Committee based on a subjective evaluation of the applicable executive and the Company’s performance as well as such other factors as the Compensation Committee may consider.

The Company has been in discussions with Mr. Lopez regarding an employment agreement with severance termination provisions substantially similar to those contained in Mr. Tonkin’s employment agreement (as described below), however such employment agreement has not been finalized.

Employment Agreement with Dustin Tonkin

The Company has an employment agreement with Dustin Tonkin, the Company’s Executive Vice President, Chief Sales and Marketing Officer. Under the terms of the employment agreement, Mr. Tonkin receives an annual base salary as determined and adjusted by the Compensation Committee from time to time. Mr. Tonkin’s annual base salary for 2020 was $425,000. Pursuant to his employment agreement entered into upon joining the Company in 2019, Mr. Tonkin received a $1,000,000 signing bonus payable in five equal annual installments of $200,000 each, with the first two annual installments having been paid in 2019 and 2020. Under the employment agreement, Mr. Tonkin may receive an annual incentive bonus of a percentage of his then-current annual base salary. Such percentage is approved annually by the Compensation Committee and, for 2020, Mr. Tonkin’s targeted annual incentive bonus was 165% of his annual base salary. The annual incentive bonus is based on the achievement of targeted performance measures approved by the Compensation Committee, which, for 2020, included the Company’s EBITDA, System-wide sales of VOIs and certain other performance metrics. Payment of the annual incentive bonus is subject to approval by the Compensation Committee. Based on the Company’s EBITDA and results with respect to the other performance metrics, including System-wide sales of VOIs, the Compensation Committee approved an annual incentive bonus for 2020 of approximately $1,153,000 for Mr. Tonkin. For 2021, Mr. Tonkin’s targeted annual incentive bonus is 150% of his 2021 annual base salary of $475,000.

In addition to his annual incentive bonus opportunity, Mr. Tonkin also participates in the Company’s Executive Leadership Incentive Plan pursuant to which bonuses are generally paid primarily based on the Company’s EBITDA. Pursuant to his employment agreement, Mr. Tonkin received a guaranteed bonus of $700,000 under the Executive Leadership Incentive Plan for 2020.

Mr. Tonkin may also receive additional bonuses from time to time as approved by the Compensation Committee, including special discretionary cash bonuses.

Mr. Tonkin’s employment agreement will continue until terminated. In addition, if the employment agreement is terminated by the Company for “Cause” or by Mr. Tonkin without “Good Reason” (as such terms are defined in the employment agreement), Mr. Tonkin will be entitled to receive any unpaid salary and benefits accrued through the date of termination. If the employment agreement is terminated by the Company without “Cause” or by the Mr. Tonkin for “Good Reason,” then Mr. Tonkin will be entitled to receive, in addition to any unpaid salary and benefits accrued through the date of termination, a severance payment in an amount equal to 1.0 times (or 1.5 times if the termination occurs within two years after a “Change in Control” (as defined in the employment agreement)) the sum of  (a) his annual base salary then in effect and (b) the average annual incentive bonus paid to him during the two years prior to the termination. In addition, if the employment agreement is terminated by the Company without “Cause” or by Mr. Tonkin for “Good Reason” after the last day of the performance period with respect to his annual incentive bonus but prior to payment thereof, Mr. Tonkin will be entitled to receive such annual incentive bonus. Further, in the event of a termination by the Company without “Cause” or a termination by Mr. Tonkin for “Good Reason” at any time, the Company will pay Mr. Tonkin’s COBRA premiums for 12 months following the date of termination. In addition, upon his death or “Disability” (as defined in his employment agreement), Mr. Tonkin or his estate, as the case may be, will be entitled to receive, in addition to any unpaid salary and benefits accrued through the date of death or termination, the pro rata portion of his annual incentive bonus for the applicable year based generally on the number of days he was employed during the year. These severance payments and benefits are conditioned upon Mr. Tonkin executing a general release in favor of the Company, as well as his compliance with certain restrictive covenants set forth in his employment agreement, including confidentiality obligations and non-solicit, non-disparagement and non-interference covenants.

Potential Payments Upon Termination or Change in Control

The Company does not currently have in place any agreement with any of the Named Executive Officers or Mr. Abdo that provides for payments or other benefits to them at, following, or in connection with their retirement or termination of service, or a change in control of the Company, other than as set forth above with respect to Mr. Tonkin under his employment agreement. However, as previously described, the Company has been in discussions with Mr. Lopez regarding an employment agreement with severance termination provisions substantially similar to those contained in Mr. Tonkin’s employment agreement. The Company may also enter into employment agreements with Messrs. Levan and Abdo. See also “401(k) Plan” below.

401(k) Plan

The Company maintains a retirement plan for the benefit of its employees. The 401(k) plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions are not taxable to participants until withdrawn or distributed from the 401(k) plan. The 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, subject to an annual statutory limit. Participants who are at least 50 years old can also contribute additional amounts based on statutory limits for “catch-up” contributions. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the 401(k) plan’s trustee as directed by participants. The 401(k) plan allows for discretionary matching of employee contributions. For 2020, the Company made a basic matching contribution equal to 100% of each participant’s contributions not exceeding 3% of such participant’s compensation, plus 50% of the participant’s contributions in excess of 3% but not in excess of 5% of the participant’s compensation.

The Company may also make additional discretionary matching contributions not to exceed 4% of each participant’s compensation.

Outstanding Equity Awards at Year-End 2020

None of the Named Executive Officers nor Mr. Abdo held any equity or equity-based awards with respect to the Company as of December 31, 2020.

Director Compensation

The compensation policy for the Company’s non-employee directors (which are directors who are not employees of the Company or BVH) is designed to compensate directors for their services on the Company’s Board of Directors and its committees in an amount which the Board believes to be fair based on the work and time commitment required as well as the size and scope of the Company, and in a manner which is simple and transparent. In connection with BVH’s spin-off of BBX Capital on September 30, 2020 which resulted in BVH becoming solely a holding company for the Company, all of BVH’s directors are also directors of the Company and going forward since September 30, 2020, those directors have received, or are expected to receive, most of their compensation for service on the Boards and committees of BVH and the Company from the Company.

The Company’s non-employee directors are currently compensated for their service on the Company’s Board of Directors and its committees through cash fees. Prior to September 30, 2020, each non-employee director received $70,000 in cash fees for his service on the Board. In addition, members of the Audit Committee, other than its Chairman, received $10,000 in cash annually. The Chairman of the Audit Committee received $15,000 in cash annually. The Chairman of the Nominating and Corporate Governance Committee and the Chairman of the Compensation Committee each received $3,500 in cash annually. Effective September 30, 2020, the annual cash fees payable to the Company’s non-employee directors (other than the fees payable to the Chairman of the Nominating and Corporate Governance Committee and the Chairman of the Compensation Committee, each of which remained at $3,500 annually) were increased as follows. Each non-employee director is now currently entitled to receive $100,000 in cash fees for his service on the Board. In addition, members of the Audit Committee, other than its Chairman, are entitled to receive $16,000 in cash annually. The Chairman of the Audit Committee is entitled to receive $20,000 in cash annually. Other members of the Nominating and Corporate Governance Committee and the Compensation Committee do not receive additional compensation for their service on those committees and directors do not receive additional compensation for attendance at Board or committee meetings. In addition, directors who are employed by the Company or BVH do not receive compensation from the Company for their service on the Board.

Director Compensation Table - 2020

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or on behalf of each individual who served as a non-employee director of the Company during the year ended December 31, 2020 for his Board and committee service during the year.

Name	Fees Earned or Paid in Cash ($)
James R Allmand III	81,000
Norman H. Becker (1)	92,750
Lawrence A. Cirillo (2)	89,000
Darwin Dornbush (2)	29,000
Jarett S. Levan (2)(3)	25,000
Joel Levy (2)	30,000
Mark A. Nerenhausen	77,500
William Nicholson (2)	29,000
Arnold Sevell	92,500
Orlando Sharpe	77,500
Seth M. Wise (3)	25,000

`

(1)Mr. Becker was also a non-employee director of BVH until he resigned from BVH’s Board of Directors and became a director of BBX Capital in connection with BVH’s spin-off of BBX Capital on September 30, 2020. Mr. Becker received $87,000 from BVH for his service on BVH’s Board of Directors and its committees for the year ended December 31, 2020. Mr. Becker received $30,000 from BBX Capital for his service on BBX Capital’s Board of Directors and its committees during the quarter ended December 31, 2020.

(2)Messrs. Cirillo, Dornbush, Levan, Levy and Nicholson are also non-employee directors of BVH. Mr. Cirillo was appointed to BVH’s Board of Directors on September 30, 2020 in connection with BVH’s spin-off of BBX Capital. In addition, Messrs. Dornbush, Levy and Nicholson were appointed to the Company’s Board of Directors during October 2020 following the spin-off. Messrs. Cirillo, Dornbush, Levan, Levy and Nicholson received $2,875, $78,375, $2,500, $93,750 and $90,375, respectively, for their service on BVH’s Board of Directors and its committees for the year ended December 31, 2020.

(3)Messrs. Levan and Wise, each of whom has served as a director of the Company since 2017, were executives of BVH until its spin-off of BBX Capital on September 30, 2020, at which time they ceased serving as executives of BVH and became executives of BBX Capital. As a result, Messrs. Levan and Wise have been considered “non-employee directors” of the Company since September 30, 2020 (when they ceased serving as executives of BVH) and, accordingly, have received director fees for their service on the Company’s Board of Directors since that date. Mr. Jarett Levan remains a director of BVH, as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 28, 2021, certain information as to persons known by the Company to own in excess of 5% of the outstanding shares of the Company’s common stock. In addition, the table includes information regarding the shares of the Company’s common stock beneficially owned by (i) each Named Executive Officer, (ii) each of the Company’s directors and (iii) the Company’s directors and executive officers as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s common stock as of April 28, 2021. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of the Company’s common stock which such person has or shares, directly or indirectly, voting or investment power, or which such person has the right to acquire beneficial ownership of at any time within 60 days after April 28, 2021. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, such shares. Unless otherwise noted, each person listed in the table below has sole voting and investment power over the shares beneficially owned by such person and the address of each person listed in the table below is c/o Bluegreen Vacations Corporation, 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431.

Name of Beneficial Owner	Notes	Beneficial Ownership	Percent of Outstanding Shares
Alan B. Levan	(2)(3)	67,281,010	92.8%
John E. Abdo	(2)(3)	67,281,010	92.8%
James R. Allmand III		1,000	*
Norman H. Becker		-	0.0%
Lawrence A. Cirillo		-	0.0%
Darwin Dornbush		-	0.0%
Jarett S. Levan	(2)(3)	67,268,510	92.8%
Joel Levy		1,500	*
Raymond S. Lopez		3,500	*
Mark A. Nerenhausen		1,000	*
William R. Nicholson		-	0.0%
Arnold Sevell		1,000	*
Orlando Sharpe		3,500	*
Dusty Tonkin		40,390	*
Seth M. Wise	(2)(3)	67,268,510	92.8%
All directors and executive officers of the Company
as a group (20 persons)		67,386,050	93.0%
5% Shareholders (not included above):
Woodbridge Holdings Corporation	(1)(2)(3)	67,261,010	92.8%

* Less than 1 percent.

(1) Woodbridge is a wholly owned subsidiary of BVH. The number of shares beneficially owned by Woodbridge is as set forth in the Schedule 13G filed by Woodbridge and BVH with the SEC on February 8, 2018. Woodbridge and BVH disclosed in such Schedule 13G that they have shared voting and dispositive power over all 67,261,010 shares.

(2) Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise may be deemed to control BVH by virtue of their collective ownership of shares of BVH’s Class A Common Stock and Class B Common Stock representing approximately 79% of the total voting power of BVH’s capital stock and the agreements between them. As a result, the shares of the Company’s common stock held by Woodbridge (and beneficially owned by BVH) are also included in the beneficial ownership of each of Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

BVH currently owns approximately 93% of the Company’s issued and outstanding common stock. Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, a director of the Company, and Seth M. Wise, a director of the Company, may be deemed to control both BVH by virtue of their ownership of shares of BVH’s Class A Common Stock and Class B Common Stock representing a majority of BVH’s voting power and the agreements between them. In addition, Mr. Alan Levan is the Chairman, Chief Executive Officer and President of BVH, Mr. Abdo is the Vice Chairman of BVH, Mr. Jarett Levan is a director and the former President of BVH, and Mr. Wise is a former director and Executive Vice President of BVH. Further, Raymond S. Lopez, the Company’s Executive Vice President, Chief Financial Officer and Chief Operating Officer, is also Executive Vice President and Chief Financial Officer of BVH. See “Item 11. Executive Compensation” above for information regarding the compensation of Mr. Alan Levan, Mr. Abdo and Mr. Lopez. Additionally, Lawrence A. Cirillo, Darwin Dornbush, Joel Levy and William R. Nicholson are directors of both the Company and BVH.

Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise may also be deemed to control BBX Capital, the former wholly owned subsidiary of BVH that was spun-off on September 30, 2020, by virtue of their ownership of shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing a majority of BBX Capital’s voting power. Mr. Alan Levan is the Chairman of BBX Capital, Mr. Abdo is the Vice Chairman of BBX Capital, Mr. Jarett Levan is the President and a director of BBX Capital, and Mr. Wise is an Executive Vice President and director of BBX Capital. In addition, Norman H. Becker, a director of the Company, served on BVH’s Board of Directors until he resigned as a director of BVH and became a director New BBX Capital in connection with BVH’s spin-off of BBX Capital.

In May 2015, the Company and its subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits (the “Consolidated Tax Agreement”) with BVH and its other subsidiaries at the time, including BBX Capital and its subsidiaries, pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer. If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. The Company did not make any payments under the agreement during 2020. As of December 31, 2020, $1.0 million was due to the Company from BVH pursuant to the Agreement. The Consolidated Tax Agreement was terminated with respect to BBX Capital and its subsidiaries in connection with BVH’s spin-off of BBX Capital on September 30, 2020.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly owned subsidiary of the Company provided an $80.0 million loan to BVH. Amounts outstanding bore interest at a rate of 6% per annum until April 17, 2020, at which time the interest rate was decreased to 4% per annum. Interest only payments were required on a quarterly basis, with all outstanding amounts becoming due and payable at maturity. In March 2020, the Loan Agreement and Promissory Note was amended to extend the maturity date from April 17, 2020 to April 17, 2021. During August 2020, BVH repaid the loan in full. The Company recognized $2.5 million of interest income on the loan to BVH for the year ended December 31, 2020.

The Company paid or reimbursed BVH $1.5 million during 2020 for management advisory, risk management, administrative and other services. No amounts were accrued for such services as of December 31, 2020. BVH paid or reimbursed the Company $0.2 million for other shared services during 2020. During the fourth quarter of 2020, the Company paid BBX Capital. $0.1 million for administrative and other services and $0.1 million was accrued for payment to BBX Capital for such services as of December 31, 2020.

During the year ended December 31, 2020, the Company paid Abdo Companies, Inc. $38,000 in exchange for certain management services. John E. Abdo, Vice Chairman of the Company and BVH, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Director Independence

The Company’s Board of Directors has determined that James R. Allmand, III, Norman H. Becker, Lawrence A. Cirillo, Darwin Dornbush, Joel Levy, Mark A. Nerenhausen, William R. Nicholson, Arnold Sevell and Orlando

Sharpe, who together comprise a majority of the Board, are independent under applicable rules and regulations of the SEC and the listing standards of the NYSE. The Board made its independence determinations based on a review of transactions and relationships between each director or his affiliates, on the one hand, and members of the Company’s senior management or their affiliates, on the other hand, as well as transactions and relationships between each director or any member of his immediate family, on the one hand, and the Company and its subsidiaries and affiliates, including BVH and BBX Capital, on the other hand.

To assist the Board in making its independence determinations, the Board adopted the following categorical standards of relationships that, in the Board’s opinion, do not constitute material relationships that impair a director’s independence: (i) serving on third party boards of directors with other members of the Board; (ii) payments or charitable gifts by the Company to entities with which a director is an executive officer or employee where such payments do not exceed the greater of $1 million annually or 2% of such entity’s consolidated gross revenues for the applicable year; and (iii) investments by directors in common with each other or the Company. Accordingly, service on the Board of Directors of BVH and BBX Capital does not, in and of itself, constitute a material relationship that would impair director independence. Independent directors Cirillo, Dornbush, Levy and Nicholson serve on BVH’s Board of Directors and its committees. In addition, independent director Becker served on BVH’s Board of Directors until he resigned as a director of BVH and became a director of BBX Capital in connection with BVH’s spin-off of BBX Capital on September 30, 2020.

Item 14. Principal Accounting Fees and Services

Grant Thornton LLP (“Grant Thornton”) served as the Company’s independent registered public accounting firm for 2020 and 2019. The following table presents fees for professional services rendered by Grant Thornton for the audit of the Company’s annual financial statements for 2020 and 2019. The table also presents, if applicable, fees billed for audit-related services, tax services and all other services rendered by Grant Thornton to the Company for 2020 and 2019.

	2020	2019
(in thousands)
Audit Fees (1)	$864	$935
Audit-Related Fees (2)	197	197
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$1,061	$1,132

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

BLUEGREEN VACATIONS CORPORATION

Dated: April 30, 2021	By:	/s/ Alan B. Levan
Alan B. Levan
Chairman of the Board of Directors, President and Chief Executive Officer