Form 10-Q
period 2021-03-31
BLUEGREEN VACATIONS CORP
filed 2021-05-10
CIK 778946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 6, 2021, there were 0 shares of the registrant’s common stock, $.01 par value, outstanding.

BLUEGREEN VACATIONS CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$172,552	$203,668
Restricted cash ($18,297 and $20,469 in VIEs at March 31, 2021
and December 31, 2020, respectively)	40,478	35,728
Notes receivable	544,806	551,393
Less: Allowance for loan losses	(143,242)	(142,044)
Notes receivable, net ($269,082 and $292,021 in VIEs
at March 31, 2021 and December 31, 2020, respectively)	401,564	409,349
Inventory	345,090	347,122
Prepaid expenses	25,880	9,320
Other assets	34,463	31,378
Operating lease assets	33,927	34,325
Intangible assets, net	61,411	61,431
Property and equipment, net	90,257	90,049
Total assets	$1,205,622	$1,222,370

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$13,577	$10,604
Accrued liabilities and other	97,629	98,471
Operating lease liabilities	35,876	35,783
Deferred income	15,257	15,745
Deferred income taxes	85,862	87,404
Receivable-backed notes payable - recourse	35,975	38,500
Receivable-backed notes payable - non-recourse ($325,317 and
$341,532 in VIEs at March 31, 2021 and December 31, 2020)	364,933	355,833
Lines-of-credit and notes payable	111,450	138,386
Junior subordinated debentures	69,128	72,932
Total liabilities	829,687	853,658

Commitments and Contingencies - See Note 9

Shareholders' Equity
Common stock, $0.01 par value, 100,000,000 shares authorized; 72,484,293
shares issued and outstanding at March 31, 2021 and December 31, 2020	725	725
Additional paid-in capital	257,812	257,812
Retained earnings	63,206	58,149
Total Bluegreen Vacations Corporation shareholders' equity	321,743	316,686
Non-controlling interest	54,192	52,026
Total shareholders' equity	375,935	368,712
Total liabilities and shareholders' equity	$1,205,622	$1,222,370

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2021	2020
Revenue:
Gross sales of VOIs	$68,250	$75,481
Provision for loan losses	(12,319)	(30,353)
Sales of VOIs	55,931	45,128

Fee-based sales commission revenue	25,718	41,365
Other fee-based services revenue	28,897	29,314
Cost reimbursements	16,608	19,120
Interest income	19,205	21,866
Other income, net	—	133
Total revenue	146,359	156,926

Costs and expenses:
Cost of VOIs sold	5,169	4,099
Cost of other fee-based services	17,085	21,711
Cost reimbursements	16,608	19,120
Selling, general and administrative expenses	90,152	102,197
Interest expense	7,916	8,818
Other expense, net	214	—
Total costs and expenses	137,144	155,945

Income before non-controlling interest and
provision for income taxes	9,215	981
Provision for income taxes	1,992	44
Net income	7,223	937
Less: Net income attributable to non-controlling interest	2,166	736
Net income attributable to Bluegreen
Vacations Corporation shareholders	$5,057	$201

Comprehensive income attributable to
Bluegreen Vacations Corporation
shareholders	$5,057	$201

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2021	2020
Earnings per share attributable to Bluegreen Vacations Corporation shareholders - Basic and diluted	$0.07	$0.00

Weighted average number of common shares outstanding:
Basic and diluted	72,484	74,066

Cash dividends declared per share	$—	$0.13

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
72,484,293	Balance at December 31, 2020	$368,712	$725	$257,812	$58,149	$52,026
—	Net income	7,223	—	—	5,057	2,166
72,484,293	Balance at March 31, 2021	$375,935	$725	$257,812	$63,206	$54,192

			Equity Attributable to Bluegreen Vacations Corporation Shareholders
Common Shares Issued		Total	Common Stock	Additional Paid-in- Capital	Retained Earnings	Equity Attributable to Non-Controlling Interest
74,362,693	Balance at December 31, 2019	$465,659	$744	$269,534	$145,847	$49,534
—	Net income	937	—	—	201	736
—	Dividends to shareholders	(9,667)	—	—	(9,667)	—
(1,878,400)	Stock repurchase	(11,741)	(19)	(11,722)	—	—
72,484,293	Balance at March 31, 2020	$445,188	$725	$257,812	$136,381	$50,270

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income	$7,223	$937
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	5,171	4,792
Loss (Gain) on disposal of property and equipment	11	(44)
Provision for loan losses	12,319	30,353
Benefit for deferred income taxes	(1,542)	(176)
Changes in operating assets and liabilities:
Notes receivable	(4,534)	(11,778)
Prepaid expenses and other assets	(19,993)	(8,452)
Inventory	2,032	(356)
Accounts payable, accrued liabilities and other, and
deferred income	2,134	(29,102)
Net cash provided by (used in) operating activities	2,821	(13,826)

Investing activities:
Purchases of property and equipment	(4,049)	(2,966)
Proceeds from sale of property and equipment	—	147
Net cash used in investing activities	(4,049)	(2,819)

Financing activities:
Proceeds from borrowings collateralized
by notes receivable	42,350	32,568
Payments on borrowings collateralized by notes receivable	(36,331)	(36,059)
Proceeds from borrowings collateralized
by line-of-credit facilities and notes payable	—	80,000
Payments under line-of-credit facilities and notes payable	(27,153)	(2,411)
Redemption of junior subordinated debentures	(4,004)	—
Payments of debt issuance costs	—	(76)
Repurchase and retirement of common stock	—	(11,741)
Dividends paid	—	(9,667)
Net cash (used in) provided by financing activities	(25,138)	52,614
Net (decrease) increase in cash and cash equivalents
and restricted cash	(26,366)	35,969
Cash, cash equivalents and restricted cash at beginning of period	239,396	239,646
Cash, cash equivalents and restricted cash at end of period	$213,030	$275,615

BLUEGREEN VACATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended
	March 31,
	2021	2020

Supplemental schedule of operating cash flow information:
Interest paid, net of amounts capitalized	$6,760	$8,317
Income taxes paid	$10,126	$199

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

In our opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates. Due to the unprecedented impact and uncertainties related to Coronavirus Disease 2019 (“COVID-19”) pandemic, including its potential future impact and other factors, the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other future interim or annual periods. The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the SEC on March 12, 2021 (the “2020 Annual Report on Form 10-K”).

Our Business

We are a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 214,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to over 11,300 other hotels and resorts through partnerships and exchange networks. The resorts in which we market, sell or manage VOIs were either developed or acquired by us, or were developed and are owned by third parties. We earn fees for providing sales and marketing services to third party developers. We also earn fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, we provide financing to qualified VOI purchasers, which generates significant interest income.

We derive a significant portion of our revenue from our capital-light business model, which utilizes our expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Our capital-light business activities include sales of VOIs owned by third-party developers pursuant to which we are paid a commission (“fee-based sales”) and sales of VOIs that we purchase under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition, as described above, we provide resort and resort developers with other fee-based services, including resort management, mortgage servicing, title services and construction management, and generate income through financing provided to qualified VOI purchasers in connection with VOI sales.

Our operations and activities have been materially adversely impacted by the COVID-19 pandemic as discussed further below and elsewhere herein.

Merger; Parent Company

On May 5, 2021, Bluegreen Vacations Holding Corporation (“BVH”), formerly BBX Capital Corporation, which previously owned approximately 93% of Bluegreen’s issued and outstanding common stock acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock not already beneficially owned by BVH through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than BVH) are entitled to receive 0.51 shares of BVH’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger. As a result of the completion of the merger, Bluegreen has become a wholly owned subsidiary of BVH and Bluegreen’s common stock is no longer publicly traded.

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

Continued Impact of COVID-19 on our Business

We continue to be adversely affected by the economic impact of the COVID-19 pandemic. In response to the pandemic, we temporarily closed all of our VOI sales centers and marketing operations in the last week of March 2020 and took other measures with a goal of mitigating the impact of the pandemic and positioning the Company to navigate the pandemic successfully. By March 31, 2021, we were operating marketing kiosks at 105 Bass Pro Shops and Cabela’s stores, including 7 new Cabela’s locations opened during the three months ended March 31, 2021; had reactivated the Choice Hotels call transfer program; had reopened all of our resorts; and reopened all but two of our VOI sales centers. Further, resort occupancy rates were approximately 70% at resorts with sales centers in the first quarter of 2021 compared to 66% in the first quarter of 2020 and vacation packages sold were 15% higher in the first quarter of 2021 compared to the first quarter of 2020. Although this trend of reduced travel for vacation packages sold prior to the COVID-19 pandemic still exists, we are encouraged by the eagerness of our owners to travel to our resorts and for the first quarter of 2021 we have sold 49,000 vacation packages compared to 43,000 in the first quarter of 2020.

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

Reclassification of Prior Period Presentation

Certain prior period balances were reclassified to conform to the current period presentation. The reclassification had no impact on our statements of operations and comprehensive income or statements of cash flows.

2. Recently Issued Accounting Pronouncements

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncement and guidance relevant to our operations which had not yet been adopted as of March 31, 2021:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for the discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although our VOIs notes receivable from our borrowers are not indexed to LIBOR, as of March 31, 2021 we had $104.8 million of LIBOR indexed junior subordinated debentures, $66.7 million of LIBOR indexed receivable-backed notes payable and lines of credit and $108.1 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) that mature after 2021. Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. We are evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on our results of operations, liquidity and consolidated financial statements.

3. Revenue From Contracts with Customers

We operate our business in the following two segments: (i) Sales of VOIs and financing; and (ii) Resort operations and club management. The table below sets forth our disaggregated revenue by segment from contracts with customers (in thousands).

	For the Three Months Ended
	March 31,
	2021	2020

Sales of VOIs (1)	$55,931	$45,128
Fee-based sales commission revenue (1)	25,718	41,365
Resort and club management revenue (2)	24,928	25,029
Cost reimbursements (2)	16,608	19,120
Title fees and other (1)	2,274	2,723
Other revenue (2)	1,695	1,562
Revenue from customers	127,154	134,927
Interest income (3)	19,205	21,866
Other income, net	—	133
Total revenue	$146,359	$156,926

(1) Included in our sales of VOIs and financing segment described in Note 12.

(2) Included in our resort operations and club management segment described in Note 12.

(3) Interest income of $19.1 million and $20.1 million for the three months ended March 31, 2021 and 2020, respectively, is included in our sales of VOIs and financing segment described in Note 12.

4. Notes Receivable

The table below provides information relating to our notes receivable and our allowance for loan losses (dollars in thousands):

	As of
	March 31,	December 31,
	2021	2020
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$179,389	$156,078
VOI notes receivable - securitized	365,417	395,315
Gross VOI notes receivable	544,806	551,393
Allowance for loan losses - non-securitized	(46,907)	(38,750)
Allowance for loan losses - securitized	(96,335)	(103,294)
Allowance for loan losses	(143,242)	(142,044)
VOI notes receivable, net	$401,564	$409,349
Allowance as a % of Gross VOI notes receivable	26%	26%

The weighted-average interest rate charged on our notes receivable secured by VOIs was 15.1% and 15.0% at March 31, 2021 and December 31, 2020, respectively. All of our VOI loans bear interest at fixed rates. Our VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Allowance for Loan Losses

The activity in our allowance for loan losses was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Balance, beginning of period	$142,044	$140,630
Provision for loan losses	12,319	30,353
Less: Write-offs of uncollectible receivables	(11,121)	(15,817)
Balance, end of period	$143,242	$155,166

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

The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. In March 2020, we recorded an additional allowance of $12.0 million which included our estimate at that time of customer defaults as a result of changing economic factors related to the COVID-19 pandemic. We believe that the COVID-19 pandemic will continue to have an impact on the collectability of our VOI notes receivable. We continue to evaluate the impact of the COVID-19 pandemic on our default or delinquency rates as it is rapidly changing and highly uncertain. Our estimates may not prove to be correct and our allowance for loan losses may not prove to be adequate.

Additional information about our VOI notes receivable by year of origination is as follows as of March 31, 2021 (in thousands):

	Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Total

701+	$20,054	$64,272	$77,853	$51,834	$34,447	$56,733	$305,193
601-700	13,783	41,385	42,192	31,643	22,725	51,915	203,643
<601 (1)	718	3,744	4,272	2,821	1,996	5,602	19,153
Other (2)	—	605	1,179	3,678	3,620	7,735	16,817
Total by FICO score	$34,555	$110,006	$125,496	$89,976	$62,788	$121,985	$544,806

Defaults	$—	$2,054	3,272	$2,780	$1,909	$1,106	$11,121
Allowance for loan loss	$9,036	$33,497	$36,001	$25,168	$15,308	$24,232	$143,242

Delinquency status:
Current	$34,485	$105,915	$119,847	$83,452	$57,110	$110,863	$511,672
31-60 days	70	1,118	1,245	890	402	865	4,590
61-90 days	—	1,015	1,302	667	738	912	4,634
Over 91 days (2)	—	1,958	3,102	4,967	4,538	9,345	23,910
Total	$34,555	$110,006	$125,496	$89,976	$62,788	$121,985	$544,806

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $13.1 million related to VOI notes receivable that, as of March 31, 2021, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

Additional information about our VOI notes receivable by year of origination is as follows as of December 31, 2020 (in thousands):

	Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Total

701+	$70,874	$85,294	$56,490	$37,371	$27,638	$35,693	$313,360
601-700	42,095	44,672	34,181	24,700	22,656	34,779	203,083
<601 (1)	3,737	4,491	3,003	2,113	2,188	3,954	19,486
Other (2)	29	567	3,805	3,476	2,336	5,251	15,464
Total by FICO score	$116,735	$135,024	$97,479	$67,660	$54,818	$79,677	$551,393

Defaults	$1,678	$13,678	14,297	$9,331	$7,299	$9,244	$55,527
Allowance for loan loss	$33,441	$37,845	$27,552	$16,794	$12,097	$14,315	$142,044

Delinquency status:
Current	$113,954	$129,817	$89,744	$61,279	$50,671	$71,646	$517,111
31-60 days	1,040	1,531	1,093	925	547	642	5,778
61-90 days	807	1,137	931	777	365	524	4,541
Over 91 days (2)	934	2,539	5,711	4,679	3,235	6,865	23,963
Total	$116,735	$135,024	$97,479	$67,660	$54,818	$79,677	$551,393

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $11.4 million related to VOI notes receivable that, as of December 31,2020, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of our receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination were as follows:

	As of
	March 31,	December 31,
	2021	2020
FICO Score
No Score (1)	1%	1%
<600	3	3
601-699	38	37
700+	58	59
Total	100%	100%

(1)VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

Our notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of March 31, 2021 and December 31, 2020, $23.9 million and $24.0 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days, our VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $3.8 million and $3.9 million as of March 31, 2021 and December 31, 2020, respectively, and is included within other assets in our unaudited consolidated balance sheets herein.

5. Variable Interest Entities

We sell VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to us and are designed to provide us liquidity and to transfer the economic risks and benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. We service the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization.

In these securitizations, we generally retain a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of March 31, 2021, we were in compliance with all terms under our securitization transactions, and no trigger events had occurred but there is no assurance that compliance will be maintained in the future.

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

Under the terms of certain of our VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions by us of defaulted notes for the three months ended March 31, 2021 and 2020 were $3.8 million and $4.3 million, respectively. Our maximum exposure to loss relating to our non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of our consolidated VIEs are as follows (in thousands):

	As of
	March 31,	December 31,
	2021	2020

Restricted cash	$18,297	$20,469
Securitized notes receivable, net	269,082	292,021
Receivable backed notes payable - non-recourse	325,317	341,532

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	March 31,	December 31,
	2021	2020

Completed VOI units	$264,774	$268,686
Construction-in-progress	8,175	—
Real estate held for future development	72,141	78,436
Total	$345,090	$347,122

7. Debt

Lines-of-Credit and Notes Payable

We have outstanding borrowings with various financial institutions and other lenders. Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of March 31, 2021 and December 31, 2020, were as follows (dollars in thousands):

	As of
	March 31, 2021			December 31, 2020
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

NBA Éilan Loan	—	—	—	15,903	4.75%	28,491
Fifth Third Syndicated LOC	20,000	2.50%	37,488	30,000	2.25%	50,822
Fifth Third Syndicated Term	92,500	2.51%	173,383	93,750	2.25%	158,817
Unamortized debt issuance costs	(1,050)	—	—	(1,267)	—	—
Total	$111,450		$210,871	$138,386		$238,130

NBA Éilan Loan. In March 2021, we repaid in full the outstanding balance at that time of $15.6 million on the NBA Éilan Loan. Accordingly, the related unamortized debt issuance costs of $0.2 million were written off during the first quarter of 2021.

Except as described above, there were no new debt issuances or significant changes related to the above listed lines-of-credit or notes payable during the three ended months March 31, 2021. See Note 10 to our Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K for additional information regarding these lines-of-credit and notes payable.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities as of March 31, 2021 and December 31, 2020 was as follows (dollars in thousands):

	As of
	March 31, 2021			December 31, 2020
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility	$10,000	3.40%	$13,799	$10,000	3.40%	$13,970
NBA Receivables Facility	15,975	3.00%	21,616	19,877	3.32%	26,220
Pacific Western Facility	10,000	3.04%	13,661	8,623	3.15%	13,131
Total	35,975		49,076	38,500		53,321

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$4,341	3.40%	$5,990	$2,316	3.40%	$3,235
NBA Receivables Facility (2)	24,752	3.00%	33,492	11,985	3.32%	15,809
Pacific Western Facility (3)	10,523	3.04%	14,375	—	—	—
KeyBank/DZ Purchase Facility	10,867	2.50%	13,101	—	—	—
Quorum Purchase Facility	27,130	4.75-5.10%	31,567	29,788	4.75-5.10%	34,651
2013 Term Securitization	10,294	3.20%	11,855	11,922	3.20%	13,483
2015 Term Securitization	20,340	3.02%	22,181	22,560	3.02%	24,475
2016 Term Securitization	32,684	3.35%	36,973	35,700	3.35%	40,221
2017 Term Securitization	47,750	3.12%	54,725	51,470	3.12%	58,907
2018 Term Securitization	66,947	4.02%	78,320	72,486	4.02%	84,454
2020 Term Securitization	114,744	2.60%	129,713	123,600	2.60%	139,052
Unamortized debt issuance costs	(5,439)	---	—	(5,994)	---	—
Total	364,933		432,292	355,833		414,287
Total receivable-backed debt	$400,908		$481,368	$394,333		$467,608

(1)Recourse on the Liberty Bank Facility is limited to $10.0 million, subject to certain exceptions.

(2)Recourse to Bluegreen/Big Cedar Vacations was reduced to $16.0 million as of March 31, 2021 and will be reduced by $1.3 million per month until it reaches a floor of $10.0 million.

(3)Recourse on the Pacific Western Facility is limited to $10.0 million, subject to certain exceptions.

There were no new debt issuances or significant changes related to the above listed facilities during the three months ended March 31, 2021. See Note 10 to our Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities.

Junior Subordinated Debentures

Financial data relating to our junior subordinated debentures as of March 31, 2021 and December 31, 2020 was as follows (dollars in thousands):

Trust	Carrying Value as of March 31, 2021 (1)	Initial Equity In Trust (2)	Issue Date	Interest Rate	Interest Rate at March 31, 2021	Maturity Date	Carrying Value as of December 31, 2020(1)

BST I	$15,710	$374	3/15/2005	3-month LIBOR + 4.90%	5.10%	3/30/2035	$15,238
BST II	12,949	300	5/4/2005	3-month LIBOR + 4.85%	5.06%	7/30/2035	17,058
BST III	6,745	156	5/10/2005	3-month LIBOR + 4.85%	5.06%	7/30/2035	6,898
BST IV	10,117	234	4/24/2006	3-month LIBOR + 4.85%	5.05%	6/30/2036	10,159
BST V	10,117	234	7/21/2006	3-month LIBOR + 4.85%	5.05%	9/30/2036	10,159
BST VI	13,490	312	2/26/2007	3-month LIBOR + 4.80%	5.01%	4/30/2037	13,420
	$69,128	$1,610					$72,932

(1)Amounts include purchase accounting adjustments which reduced the total carrying value by $35.6 million and $37.9 million as of March 31, 2021 and December 31, 2020, respectively.

(2)Initial Equity in Trust is recorded as part of other assets in the unaudited Consolidated Balance Sheets.

During February 2021, we purchased approximately $4.0 million of BST II trust preferred securities (par value of $6.1 million) for approximately $4.0 million and delivered such securities to the trust in exchange for the cancellation of par value of $6.1 million of our junior subordinated debentures held by BST II.

Availability

As of March 31, 2021, we were in compliance with all financial debt covenants under our debt instruments. As of March 31, 2021, we had availability of approximately $271.4 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$172,552	$172,552	$203,668	$203,668
Restricted cash	$40,478	$40,478	$35,728	$35,728
Notes receivable, net	$401,564	$545,870	$409,349	$549,819
Lines-of-credit, notes payable, and receivable-
backed notes payable	$512,358	$518,300	$532,719	$547,400
Junior subordinated debentures	$69,128	$79,500	$72,932	$91,000

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

9. Commitments and Contingencies

Bluegreen Vacations Unlimited (“BVU”), our wholly owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. Pursuant to a settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. We made two annual payments of $4.0 million to Bass Pro during both January 2020 and 2021. As of March 31, 2021 and December 31, 2020, $10.9 million and $14.7 million was accrued in accrued liabilities and other in the consolidated balance sheets, for the remaining payments required by the settlement agreement.

During the three months ended March 31, 2021 and 2020, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 13% and 10%, respectively, of our VOI sales volume. Subject to the terms and conditions of the settlement agreement, we will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2021, we paid $6.9 million for this fixed fee, of which $5.2 million was prepaid and is included in our unaudited consolidated balance sheet as of March 31, 2021. During the three months ended March 31, 2021 and 2020, we expensed $1.7 million and $1.4 million, respectively, for this fixed fee, which is included in selling, general and administrative expenses in our unaudited consolidated statements of operations and comprehensive income. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. As of March 31, 2021, we had sales and marketing operations at a total of 105 Bass Pro Shops and Cabela’s Stores.

In December 2019, our President and Chief Executive Officer resigned. In connection with his resignation, we agreed to make payments totaling $3.5 million over a period of 18 months, $0.6 million of which remained payable as of March 31, 2021.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs.  During the three months ended March 31, 2021 and 2020 we made subsidy payments related to such subsidies of $1.6 million and $1.9 million, respectively, which are included in cost of other fee-based services in our unaudited consolidated statements of operations and comprehensive income. As of March 31, 2021, we had $4.7 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2020, we had no accrued liabilities for such subsidies.

In the ordinary course of business, we become subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or our other business activities. We are also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold by us on May 4, 2012. Additionally, from time to time in the ordinary course of business, we become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties, and we also receive individual consumer complaints as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. We take these matters seriously and attempt to resolve any such issues as they arise. We may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions we take or may be required to take as a result thereof.

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

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against us which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with our sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, during April 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently, on October 15, 2019, the Court entered an order granting summary judgment in our favor and dismissed all claims. We have moved for reimbursement of our attorneys’ fees. Plaintiffs have appealed the summary judgement order.

On February 28, 2018, Oscar Hernandez and Estella Michael filed a purported class action lawsuit in San Bernardino Superior Court against BVU. Plaintiffs sought to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014. The central claims in the complaint, as amended during June 2018, included alleged failures to pay overtime and wages at termination and to provide meal and rest periods, claims relating to non-compliant wage statements and unreimbursed business expenses, and a claim under the Private Attorney’s General Act. In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. Final approval of the settlement was entered by the court on January 21, 2021. Full payment was made in February 2021 and all obligations have been satisfied.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that we failed to disclose the identity of the seller of real property at the beginning of our initial contact with the purchaser; that we misrepresented who the seller of the real property was; that we misrepresented the buyer’s right to cancel; that we included an illegal attorney’s fee provision in the sales document(s); that we offered an illegal “today only” incentive to purchase; and that we utilized an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from us one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. We moved to dismiss the case, and on November 27, 2019, the Court issued a ruling granting the motion in part. We have answered the remaining claims and discovery is ongoing. We believe the lawsuit is without merit and intend to vigorously defend the action.

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”), specifically that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. We believe the lawsuit is without merit and intend to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission (“FCC”) clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 7, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, and on June 26, 2020, the FCC also issued a favorable ruling. The case was stayed pending the United States Supreme Court’s decision in Facebook, Inc. v. Duguid, which issued a ruling favorable to our position on April 1, 2021. We believe the Facebook ruling disposes of the plaintiff’s claim and filings have been made with the court seeking dismissal of the case.

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and have also asserted that we and our outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the court certified a class regarding the unauthorized practice of law claim and dismissed the claims regarding abuse of process. On January 11, 2021, the Court issued an order that the class members are not entitled to rescission of their contracts because they failed to plead fraud in the inducement. Discovery is ongoing. We believe the lawsuit is without merit and intend to move to decertify the class.

On July 7, 2020, Robert Barban and approximately 172 other plaintiffs filed an action against our subsidiaries, Bluegreen Resorts Management, Inc. (“BRM”) and Vacation Trust, Inc. (“VTI”), seeking a financial review. Plaintiffs allege that the allocation system in place does not allow them to freely and easily use, occupy, and enjoy the accommodations and facilities. They also allege that BRM has unreasonably escalated operating costs and that VTI failed to protect the plaintiffs from these costs. On April 14, 2021, the court entered an order dismissing the case without prejudice.

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the TCPA. Specifically, the named plaintiff alleges that he received numerous telemarketing calls from BVU while he was on the National Do Not Call Registry. We filed a motion to dismiss, and plaintiff in response filed an amended complaint on September 18, 2020. On February 18, 2021, plaintiff filed a motion for class certification seeking to certify a class of thousands of individual proposed class members. On April 15, 2021 a court ordered mediation was conducted at which time the parties were not able to resolve the lawsuit. Discovery is ongoing. We intend to oppose the class certification and we are vigorously defending this action.

On August 30, 2020, over 100 VOI owners at The Manhattan Club (“TMC”) sued BVU and certain unaffiliated entities (the “Non-Bluegreen Defendants”). The complaint included claims arising out of alleged misrepresentations made during the sale of VOIs at TMC and certain post-sale operational practices, including allegedly charging owners excessive annual maintenance fees and implementing reservation policies that restrict the ability of VOI owners to use their points to access the resort while allowing the general public to make reservations. The plaintiffs assert in the complaint that Bluegreen acquired operational control of TMC from the Non-Bluegreen Defendants in 2018 and assumed joint liability for any prior wrongdoing by them. We believe this assertion to be erroneous and that the claims against BVU are without merit.

On March 15, 2018, BVU entered into an Agreement for Purchase and Sale of Assets with T. Park Central, LLC, O. Park Central, LLC, and New York Urban Ownership Management, LLC, (collectively “New York Urban”) (“Purchase and Sale Agreement”), which provided for the purchase of The Manhattan Club inventory over a number of years and the management contract for The Manhattan Club Association, Inc. On October 7, 2019, New York Urban initiated arbitration proceedings against BVU alleging that The Manhattan Club Association, Inc. (of which BVU was a member) was obligated to pay an increased management fee to a New York Urban affiliate and that this higher amount would be the benchmark for BVU’s purchase of the management contract under the parties’ Purchase and Sale Agreement. New York Urban also sought damages in the arbitration proceedings in excess of $10 million for promissory estoppel and tortious interference.  On November 19, 2019, the parties participated in mediation but did not resolve the matter. On November 20, 2019, New York Urban sent a letter to BVU advising that it was: (1) withdrawing its arbitration demand; (2) notifying the Board that it was not seeking to execute the proposed amendment to the Management Agreement that was originally sent to Bluegreen on April 24, 2019; and (3) was not going to pay itself a management fee for the 2020 operating year in an amount exceeding the 2019 operating year (i.e., $6.5 million). On November 21, 2019, BVU sent New York Urban a Notice of Termination of the Purchase and Sale Agreement. On November 25, 2019, New York Urban sent its own Notice of Termination and a separate letter containing an offer to compromise if BVU resigned its position on the Board and permited New York Urban to enforce its rights to the collateral. On November 29, 2019, BVU accepted the offer and on December 18, 2019, BVU provided New York Urban with resignations of its members on the Board of Directors.

On April 2, 2021, New York Urban initiated new arbitration proceedings against BVU, alleging it is owed over $70 million for periodic inventory closings that have not occurred since the Purchase and Sale Agreement was terminated or that will not occur because of the termination. New York Urban also seeks over $50 million because, due to the Purchase and Sale Agreement’s termination, the closing on the management contract will not occur. We believe this new claim is without merit.

Commencing in 2015, it came to our attention that our collection efforts with respect to our VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and our inability to contact the owners have been a material factor in the increase in our annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 9.6% to date in 2021. We also estimate that approximately 11.9% of the total delinquencies on our VOI notes receivable as of March 31, 2021 related to VOI notes receivable subject to this issue. We have in a number of cases pursued, and we may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

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

On November 13, 2020, we filed a lawsuit against timeshare exit firm, Carlsbad Law Group, LLP, and certain of its associated law firms and affiliates. On December 30, 2020, we filed a lawsuit against timeshare exit firm, The Molfetta Law Firm, and certain of its associated law firms and affiliates. In both of these actions, we make substantially the same claims against the timeshare exit firms and its associated law firms and affiliates as those made in our action against The Montgomery Law Firm described above. Discovery is ongoing in both actions.

10. Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017 for federal returns and 2016 for state returns.

Our effective income tax rate was approximately 28% and 18% during the three months ended March 31, 2021 and 2020, respectively. Effective income tax rates for interim periods are based upon our then current estimated annual rate. Our effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. As such, our effective tax rates for the 2021 and 2020 periods reflect an estimate of the effect of the COVID-19 pandemic on our annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year.

Certain of our state filings are under routine examination. While there is no assurance as to the results of these audits, we do not currently anticipate any material adjustments in connection with these examinations.

In May 2015, we entered into Agreement to Allocate Consolidated Income Tax Liability and Benefits with BVH, and its other subsidiaries at the time pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer. If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. We paid BVH $11.2 million during the three months ended March 31, 2021 pursuant to the Agreement. We did not make or receive any payments under the Agreement during the three months ended March 31, 2020. The Agreement was terminated with respect to the subsidiaries of BVH other than Woodbridge Holdings Corporation, through which BVH holds its investment in us, in connection with BVH’s spin-off of the non-Woodbridge subsidiaries on September 30, 2020.

As of March 31, 2020, we did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

11. Related Party Transactions

BVH may be deemed to be controlled by Alan B. Levan, Chairman, Chief Executive Officer and President of BVH and Bluegreen, John E. Abdo, Vice Chairman of BVH and Bluegreen, Jarett S. Levan, a director of BVH and Bluegreen, and former President of BVH, and Seth M. Wise, a director of Bluegreen, and former Executive Vice President and director of BVH. Together, they may be deemed to beneficially own shares of BVH’s Class A Common Stock and Class B Common Stock representing approximately 79% of BVH’s total voting power. In addition, Raymond S. Lopez serves as our Chief Operating Officer and Chief Financial Officer and as BVH’s Chief Financial Officer. Mr. Alan Levan, Mr. Abdo and Mr. Lopez receive a significant portion of their compensation from us for their services on behalf of BVH and the Company. Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise may also be deemed to control BBX Capital Inc. (“BBX Capital”) and are executives and directors of that company.

We paid or reimbursed BVH $0.1 million and $0.4 million during the three months ended March 31, 2021 and 2020, respectively, for management advisory, risk management, administrative and other services. We had accrued $0.3 million for the services described above as of March 31, 2020, with no such accrual as of March 31, 2021. BVH paid or reimbursed us $0.1 million for other shared services during the three months ended March 31, 2020, with no such payments or reimbursements during the three months ended March 31, 2021. As of March 31, 2021 and 2020, $0.2 million and $0.1 million, respectively was paid to us by BVH for these services. During the three months ended March 31, 2021 we paid BBX Capital, the former subsidiary of BVH which was spun-off on September 30, 2020, $0.2 million for administrative and other services, and $0.2 million was accrued for payment to BBX Capital for such services as of March 31, 2021.

During the three months ended March 31, 2021, we paid Abdo Companies, Inc. $38,000 in exchange for certain management services. Mr. Abdo is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

See also Note 10: Income Taxes above for a description of the Agreement to Allocate Consolidated Income Tax Liability and Benefits and Note 1: Organization and Basis of Financial Statement Presentation above for a description of the statutory short-form merger effected on May 5, 2021 pursuant to which BVH acquired the approximately 7% of Bluegreen’s outstanding common stock not previously beneficially owned by BVH and Bluegreen became a wholly owned subsidiary of BVH.

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

The table below sets forth our segment information for the three months ended March 31, 2021 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$55,931	$—	$—	$—	$55,931
Fee-based sales commission revenue	25,718	—	—	—	25,718
Other fee-based services revenue	2,274	26,623	—	—	28,897
Cost reimbursements	—	16,608	—	—	16,608
Mortgage servicing revenue	1,311	—	—	(1,311)	—
Interest income	19,128	—	77	—	19,205
Other income, net	—	—	—	—	—
Total revenue	104,362	43,231	77	(1,311)	146,359

Costs and expenses:
Cost of VOIs sold	5,169	—	—	—	5,169
Net carrying cost of VOI inventory	7,780	—	—	(7,780)	—
Cost of other fee-based services	719	8,586	—	7,780	17,085
Cost reimbursements	—	16,608	—	—	16,608
Selling, general and administrative expenses	65,654	—	24,655	(157)	90,152
Mortgage servicing expense	1,154	—	—	(1,154)	—
Interest expense	4,163	—	3,753	—	7,916
Other expense, net	—	—	214	—	214
Total costs and expenses	84,639	25,194	28,622	(1,311)	137,144
Income (loss) before non-controlling
interest and provision for income taxes	$19,723	$18,037	$(28,545)	$—	$9,215

Add: Depreciation and amortization	1,405	196
Segment Adjusted EBITDA (1)	$21,128	$18,233

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth our segment information for the three months ended March 31, 2020 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total

Sales of VOIs	$45,128	$—	$—	$—	$45,128
Fee-based sales commission revenue	41,365	—	—	—	41,365
Other fee-based services revenue	2,723	26,591	—	—	29,314
Cost reimbursements	—	19,120	—	—	19,120
Mortgage servicing revenue	1,595	—	—	(1,595)	—
Interest income	20,148	—	1,718	—	21,866
Other income, net	—	—	133	—	133
Total revenue	110,959	45,711	1,851	(1,595)	156,926

Costs and expenses:

Cost of VOIs sold	4,099	—	—	—	4,099
Net carrying cost of VOI inventory	7,914	—	—	(7,914)	—
Cost of other fee-based services	1,470	12,327	—	7,914	21,711
Cost reimbursements	—	19,120	—	—	19,120
Selling, general and administrative expenses	83,138	—	19,234	(175)	102,197
Mortgage servicing expense	1,420	—	—	(1,420)	—
Interest expense	4,664	—	4,154	—	8,818
Total costs and expenses	102,705	31,447	23,388	(1,595)	155,945
Income (loss) before non-controlling
interest and provision for income taxes	$8,254	$14,264	$(21,537)	$—	$981

Add: Depreciation and amortization	1,559	190
Add: Severence	2,563	1,134
Segment Adjusted EBITDA (1)	$12,376	$15,588

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020, including our audited consolidated financial statements and related notes contained therein.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to our future financial performance, our business prospects, strategy and relationships, our anticipated financial position, liquidity and capital needs, economic and industry conditions, including conditions surrounding the COVID-19 pandemic, and their impact on our business and future financial performance, and other similar matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others:

•adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•risks relating to public health issues, including in particular the Coronavirus Disease 2019 (“COVID-19”) pandemic and the effects of the pandemic. These risks include resort closures, travel and business restrictions, volatility in the international and national economy and credit markets, worker absenteeism, quarantines and other health-related restrictions; risks associated with the length and severity of the COVID-19 pandemic and our ability to operate successfully during and after the pandemic, governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic and the duration thereof, which is uncertain and may impact our ability to fully utilize resorts, sales centers and other marketing activities and the pace of recovery following the COVID-19 pandemic; other risks including competitive conditions, liquidity and the availability of capital; our ability to successfully implement our strategic plans and initiatives to navigate the COVID-19 pandemic; risks that our current or future marketing alliances may not be available to us in the future; risks that default rates may increase and exceed our expectations; risks related to our indebtedness, including the potential for accelerated maturities and debt covenant violations; the impact of the pandemic on our dividend policy; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on consumers, including their income, their level of discretionary spending both during and after the pandemic, and their views regarding travel and the vacation ownership industries; and the risk that our resort management fees and finance operations may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all;

•adverse changes to, expirations or terminations of, or interruptions in, and other risks relating to our business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances, and the risk that our business relationship with Bass Pro under the revised terms of our marketing agreement and our relationship with Choice Hotels may not be as profitable as anticipated, or at all, or otherwise not result in the benefits anticipated;

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

•our ability to successfully implement our marketing strategies and plans and the impact they may have on our results and financial condition, including that efforts to increase developed VOI sales may not be successful and may adversely impact our cash flow;

•our ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives;

•our ability to offer or further enhance the Vacation Club experience for our Vacation Club owners and risks related to our efforts and expenses in connection therewith, including that the efforts may not result in the benefits anticipated and expenses may be greater than anticipated;

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

•risks that natural disasters, including hurricanes, earthquakes, fires, floods and windstorms, may adversely impact our financial condition and operating results, including due to any damage to physical assets or interruption of access to physical assets or operations resulting therefrom, and the frequency or severity of natural disasters may increase due to climate change or other factors;

•our ability to maintain the integrity of internal or customer data, the failure of which could result in damage to our reputation and/or subject us to costs, fines or lawsuits;

•risks related to potential business expansion or other opportunities that we may pursue, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful;

•the risk that marketing operations at Cabela’s stores and other initiatives may not offset the reduction in mini-vacation package sales due to the elimination of certain programs;

•the updating of, and developments with respect to, technology, including the cost involved in updating our technology and the impact that any failure to keep pace with developments in technology could have on our operations or competitive position, and our information technology expenditures may not result in the expected benefits; and

•other risks and uncertainties inherent to our business, the vacation ownership industry and ownership of our common stock, including those discussed in the “Risk Factors” section of, and elsewhere in, our Annual Report on Form 10-K for the year ended December 31, 2020.

Terms Used in this Quarterly Report on Form 10-Q

Except as otherwise noted or where the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Bluegreen Vacations,” “Bluegreen,” “the Company,” “we,” “us” and “our” refer to Bluegreen Vacations Corporation, together with its consolidated subsidiaries.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussions of terms that are not recognized terms under generally accepted accounting principles in the United States (“GAAP”), and financial measures that are not calculated in accordance with GAAP, including system-wide sales of VOIs, guest tours, sale to tour conversion ratio, average sales volume per guest, EBITDA, Segment Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders. References to “EBITDA” means earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes and depreciation and amortization. References to “Adjusted EBITDA” means EBITDA, adjusted to exclude loss (gain) on assets held for sale, and other items that we believe are not representative of ongoing operating results. Accordingly, we exclude severance charges net of employee retention tax credits, and incremental costs associated with the COVID-19 pandemic in the computation of Adjusted EBITDA. For purposes of the EBITDA and Adjusted EBITDA calculations for each period presented, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of our business. References to “Adjusted EBITDA Attributable to Shareholders” means Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations, LLC (“Bluegreen/Big Cedar”) (in which we own a 51% interest). Refer to “Key Business and Financial Metrics and Terms Used by Management” below for further discussion of these financial metrics. In addition, see “Results of Operations” below for a reconciliation of Adjusted EBITDA to net income and system-wide sales of VOIs to gross sales of VOIs.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies, see “Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to us.

Executive Overview

We are a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through our points-based system, the approximately 214,000 owners in our Vacation Club have the flexibility to stay at units available at any of our resorts and have access to over 11,300 other hotels and resorts through partnerships and exchange networks. We have a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. We believe these marketing relationships drive sales within our core demographic.

On May 5, 2021, Bluegreen Vacations Holding Corporation (“BVH”), formerly BBX Capital Corporation, which previously owned approximately 93% of Bluegreen’s issued and outstanding common stock acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock not already beneficially owned by BVH through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than BVH) are entitled to receive 0.51 shares of BVH’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger. As a result of the completion of the merger, Bluegreen has become a wholly owned subsidiary of BVH and Bluegreen’s common stock is no longer publicly traded.

Continued Impact of COVID-19 on our Business

We continue to be adversely affected by the economic impact of the COVID-19 pandemic. In response to the pandemic, we temporarily closed all of our VOI sales centers and marketing operations in the last week of March 2020 and took other measures with a goal of mitigating the impact of the pandemic and positioning the Company to navigate the pandemic successfully. By March 31, 2021, we were operating marketing kiosks at 105 Bass Pro Shops and Cabela’s stores, including 7 new Cabela’s locations opened during the three months ended March 31, 2021; had reactivated the Choice Hotels call transfer program; had reopened all of our resorts; and reopened all but two of our VOI sales centers. Further, resort occupancy rates were approximately 70% at resorts with sales centers in the first quarter of 2021 compared to 66% in the first quarter of 2020 and vacation packages sold were 15% higher in the first quarter of 2021 compared to the first quarter of 2020. Although this trend of reduced travel for vacation packages sold prior to the COVID-19 pandemic still exists, we are encouraged by the eagerness of our owners to travel to our resorts and for the first quarter of 2021 we have sold 49,000 vacation packages compared to 43,000 in the first quarter of 2020.

VOI Sales and Financing

Our primary business is the marketing and selling of deeded VOIs, developed either by us or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at 11,300 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, we began selling VOIs on behalf of third-party developers and successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a mix of developed and capital-light inventory as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA, fee-based sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales result in recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. Fee-Based Sales comprised 36% and 45% of system-wide sales of VOIs during the three months ended March 31, 2021 and 2020, respectively. While we intend to remain flexible with respect to our sales of the different categories of our VOI inventory in the future based on economic conditions, business initiatives and other considerations, we currently expect that our percentage of fee-based sales will continue to decrease over time as we continue to increase our focus on developed VOI sales and secondary market sales. In conjunction with our VOI sales, we also generate interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to approximately 18% per annum. As of March 31, 2021, the weighted-average interest rate on our VOI notes receivable was 15.1%. In addition, we earn fees for various other services, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing.

Resort Operations and Club Management

We enter into management agreements with the HOAs that maintain most of the resorts in our Vacation Club and earn fees for providing management services to those HOAs and our approximately 214,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are generally linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. In addition to resort and club management services, we earn fees for various other services that produce recurring, predictable and long term-revenue, including construction management services for third-party developers. As described above, while some of our Club Resorts and Club Associate Resorts were closed during March 2020 in response to the COVID-19 pandemic, all were subsequently reopened by December 31, 2020 and currently remain open.

Key Business and Financial Metrics Used by Management

Management uses several key business and financial metrics that are specific to the vacation ownership industry. For a discussion of such metrics, see “Key Business and Financial Metrics Used by Management” in our Annual Report on Form 10-K for the year ended December 31, 2020.

EBITDA and Adjusted EBITDA

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders. We define EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes and depreciation and amortization. Adjusted EBITDA is defined as our EBITDA, adjusted to exclude amounts of loss (gain) on assets held for sale, and other items that we believe are not representative of ongoing operating results. Accordingly, we exclude certain items such as severance charges net of employee retention tax credits and incremental costs associated with the COVID-19 pandemic. We define Adjusted EBITDA Attributable to Shareholders as our Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which we own a 51% interest). For purposes of the calculation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders for each period presented, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of our business.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders are not recognized terms under GAAP and should not be considered as an alternative to net income or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing our results as reported under GAAP. The limitations of using EBITDA, Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders as an analytical tool include, without limitation, that EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect (i) changes in, or cash requirements for, our working capital needs; (ii) our interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness (other than as noted above); (iii) our tax expense or the cash requirements to pay our taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that we do not believe to be indicative of our future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often have to be replaced in the future, and EBITDA and Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect any cash that may be required for such replacements. In addition, the definition of Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders may not be comparable to definitions of Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders or other similarly titled measures used by other companies.

Results of Operations

Adjusted EBITDA Attributable to Shareholders for the three months ended March 31, 2021 and 2020

We consider Segment Adjusted EBITDA in connection with our evaluation of the operating performance of our business segments as described in Note 12: Segment Reporting to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. See above for a discussion of our definition of Adjusted EBITDA and related measures, how management uses it to manage our business and material limitations on its usefulness. The following tables set forth Segment Adjusted EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders, EBITDA and a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders to net income, our most comparable GAAP financial measure:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Adjusted EBITDA - sales of VOIs and financing	$21,128	$12,376
Adjusted EBITDA - resort operations and club management	18,233	15,588
Total Segment Adjusted EBITDA	39,361	27,964
Less: Corporate and other	(22,557)	(16,073)
Less: Adjusted EBITDA attributable to non-controlling interest in Bluegreen/Big Cedar Vacations	(2,218)	(809)
Total Adjusted EBITDA attributable to shareholders	$14,586	$11,082

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Net income attributable to shareholders	$5,057	$201
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	2,166	736
Net income	7,223	937
Add: Depreciation and amortization	3,851	3,899
Less: Interest income (other than interest earned on VOI notes receivable)	(77)	(1,718)
Add: Interest expense - corporate and other	3,753	4,154
Add: Franchise taxes	86	17
Add: Provision for income taxes	1,992	44
EBITDA	16,828	7,333
Gain on assets held for sale	(24)	(44)
Add: Severance and other (1)	—	4,602
Adjusted EBITDA	16,804	11,891
Adjusted EBITDA attributable to non-controlling interest in Bluegreen/Big Cedar Vacations	(2,218)	(809)
Adjusted EBITDA attributable to shareholders	$14,586	$11,082

(1)Severance and other for the three months ended March 31, 2020 consisted of severance of $4.5 million and COVID-19 incremental costs of $0.1 million.

The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Gross sales of VOIs	$68,250	$75,481
Add: Fee-Based sales	38,797	61,908
System-wide sales of VOIs	$107,047	$137,389

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Sales of VOIs and Financing

	For the Three Months Ended March 31,
	2021		2020
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$41,382	39%	$87,577	64%
Secondary Market sales	28,025	26	63,771	46
Fee-Based sales	38,797	36	61,908	45
JIT sales	3,873	4	2,942	2
Less: Equity trade allowances (6)	(5,030)	(5)	(78,809)	(57)
System-wide sales of VOIs	107,047	100%	137,389	100%
Less: Fee-Based sales	(38,797)	(36)	(61,908)	(45)
Gross sales of VOIs	68,250	64	75,481	55
Provision for loan losses (2)	(12,319)	(18)	(30,353)	(40)
Sales of VOIs	55,931	52	45,128	33
Cost of VOIs sold (3)	(5,169)	(9)	(4,099)	(9)
Gross profit (3)	50,762	91	41,029	91
Fee-Based sales commission revenue (4)	25,718	66	41,365	67
Financing revenue, net of financing expense	15,122	14	15,659	11
Other fee-based services, title operations and other, net	1,555	1	1,253	1
Net carrying cost of VOI inventory	(7,780)	(7)	(7,914)	(6)
Selling and marketing expenses	(58,001)	(54)	(75,140)	(55)
General and administrative expenses - sales and marketing	(7,653)	(7)	(7,998)	(6)
Operating profit - sales of VOIs and financing	19,723	18%	8,254	6%
Add: Depreciation and amortization	1,405		1,559
Add: Severance and other	—		2,563
Adjusted EBITDA - sales of VOIs and financing	$21,128		$12,376

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

Sales of VOIs. Sales of VOIs were $55.9 million and $45.1 million during the three months ended March 31, 2021 and 2020, respectively. Sales of VOIs were impacted by the factors described below in system-wide sales of VOIs, primarily the adverse impact of the COVID-19 pandemic. Gross sales of VOIs were reduced by $12.3 million and $30.4 million during the three months ended March 31, 2021 and 2020, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing and newly originated loans. Our provision for loan losses as a percentage of gross sales of VOIs was 18% and 40% during the three months ended March 31,

2021 and 2020, respectively. The percentage of our sales which were realized in cash within 30 days from sale was 45% during the three months ended March 31, 2021 and 43% during the three months ended March 31, 2020.

In March 2020, we recorded an additional allowance of $12.0 million which included our estimate at that time of customer defaults as a result of changing economic factors related to the COVID-19 pandemic. We believe that the COVID-19 pandemic may continue to have an impact on the collectibility of our VOI notes receivable. In addition to the COVID-19 pandemic, the provision for loan losses continues to be impacted by defaults which we believe are attributable to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters during the three months ended March 31, 2021 were approximately the same as during the three months ended March 31, 2020. See Note 9: Commitments and Contingencies to our unaudited consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions we have taken in connection with such letters. The impact of the COVID-19 pandemic and the continued impact of actions taken by timeshare exit firms are highly uncertain and there is no assurance that our steps taken to mitigate the impact of the pandemic or actions taken by timeshare exit firms will be successful. As a result, actual defaults may differ from our estimates and the allowance for loan losses may not prove to be adequate.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended March 31,
	2021	2020

Average annual default rates (1)	9.64%	9.31%

	As of March 31,
	2021	2020

Delinquency rates (1)	3.09%	3.19%

(1)The Average annual default rates in the table above include VOIs which have been defaulted but had not yet been charged off due to the provisions of certain of our receivable-backed notes payable transactions, as well as certain third-party and attorney represented cease and desist loans over 127 days delinquent.  Accordingly, these have been removed from the Delinquency Rates above.

In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

System-wide sales of VOIs. System-wide sales of VOIs were $107.0 million and $137.4 million during the three months ended March 31, 2021 and 2020, respectively. System-wide sales of VOIs depend on the number of guests who attend a timeshare sale presentation (a “guest tour”). The number of guest tours reflects the number of existing owner guests we have staying at a resort with a sales center and the number of new guest arrivals who each agree to attend a sales presentation. Due to the COVID-19 pandemic and our decision to temporarily cease marketing activities beginning in March 2020 and the resulting decrease in the vacation package pipeline, the number of guests and owners who traveled in the first quarter of 2021 was significantly lower than our experience prior to the pandemic. Further, the COVID-19 pandemic significantly impacted, and is expected to continue to significantly impact, system-wide sales of VOIs. The ultimate impact, including the extent and duration of the impact, cannot be predicted at this time.

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

The following table sets forth certain information for system-wide sales of VOIs for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020	Change
(dollars in thousands)
Number of sales centers open at period-end (1)	24	26	(8)%
Number of active sales arrangements with third-party clients at period-end	15	15	—%
Total number of VOI sales transactions	6,197	8,686	(29)%
Average sales price per transaction	$17,303	$15,873	9%
Number of total guest tours	34,821	40,665	(14)%
Sale-to-tour conversion ratio– total marketing guests	17.8%	21.4%	(360)	bp
Number of existing owner guest tours	18,332	18,529	(1)%
Sale-to-tour conversion ratio– existing owners	20.6%	26.2%	(560)	bp
Number of new guest tours	16,489	22,136	(26)%
Sale-to-tour conversion ratio– new marketing guests	14.7%	17.3%	(260)	bp
Percentage of sales to existing owners	63.5%	59.7%	380	bp
Average sales volume per guest	$3,079	$3,390	(9)%

(1)During the last week of March 2020, we temporarily closed all of our VOI sales centers in response to the COVID-19 pandemic. All were reopened in 2020 with the exception of two sales centers that were consolidated and one sales center that has not reopened since its closure in March 2020.

Cost of VOIs Sold. During the three months ended March 31, 2021 and 2020, cost of VOIs sold was $5.2 million and $4.1 million, respectively, and represented 9% of sales of VOIs during both periods. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period, the size of the point packages of the VOIs sold (due to offered volume discounts) and discounts to existing owners. Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs remained consistent during the three months ended March 31, 2021 and March 31, 2020.

Fee-Based Sales Commission Revenue. During the three months ended March 31, 2021 and 2020, we sold $38.8 million and $61.9 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $25.7 million and $41.4 million, respectively, in connection with those sales. The decreases in sales of third-party developer inventory on a commission basis during the 2021 period was due primarily to a decrease in new guest tours as a result of the COVID-19 pandemic and other factors described above, coupled with our strategy to increase our focus on developed VOI sales and secondary market sales. We earned an average sales and marketing commission of 66% and 67% during the three months ended March 31, 2021 and 2020, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain of our fee-based service arrangements.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $19.1 million and $20.1 million during the three months ended March 31, 2021 and 2020, respectively, which was partially offset by interest expense on receivable-backed debt of $4.1 million and $4.7 million, respectively. The decrease in finance revenue net of finance expense in the 2021 period as compared to the 2020 period is primarily due to lower notes receivable balances as a result of lower system-wide sales of VOIs due to the COVID-19 pandemic and other factors described above, partially offset by lower outstanding receivable-backed debt balances and a lower weighted-average cost of borrowing attributable to the lower interest rate in the 2021 period. Revenues from mortgage servicing during the three months ended March 31, 2021 and 2020 of $1.3 million and $1.6 million, respectively, are included in financing revenue, net of mortgage servicing expenses of $1.2 and $1.4 million during the three months ended March 31, 2021 and 2020, respectively.

Other Fee-Based Services — Title Operations, net. During the three months ended March 31, 2021 and 2020, revenue from our title operations was $2.3 million and $2.7 million, respectively, which was partially offset by expenses directly related to our title operations of $0.7 million and $1.5 million, respectively. Resort title fee revenue varies based on VOI sales volumes as well as the title costs in the jurisdictions where the inventory being sold is located. The decrease in the 2021 period is due to lower system-wide sales of VOIs as a result of the COVID-19 pandemic and other factors described above.

Net Carrying Cost of VOI Inventory. The carrying cost of our inventory was $10.9 million and $9.8 million during the three months ended March 31, 2021 and 2020, respectively, which was partially offset by rental and sampler revenues of $3.1 million and $1.9 million, respectively. The decrease in net carrying costs of VOI inventory was primarily related to increased rentals of developer inventory and increased sampler stays, partially offset by increased maintenance fees and developer subsidies associated with the increase in our VOI inventory. In certain circumstances, we offset marketing costs by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $58.0 million and $75.1 million during the three months ended March 31, 2021 and 2020, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 54% and 55% during the three months ended March 31, 2021 and 2020, respectively. The decrease in selling and marketing expenses as a percentage of system-wide sales of VOIs during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, is primarily attributable the costs of maintaining certain sales and marketing associates on furlough in 2020 despite the temporary closure of our VOI sales sites and marketing operations in connection with the COVID-19 pandemic as discussed above. During the three months ended March 31, 2020, we incurred $1.9 million in severance and $0.7 million of payroll and benefits expenses relating to employees on temporary furlough or reduced work hours as a result of the impact of the COVID-19 pandemic. There were no such severance or furlough expenses during the three months ended March 31, 2021. All but two of the sales offices which were closed during March 2020 in connection with the COVID-19 pandemic have subsequently been reopened. This decrease was partially offset by costs incurred associated with the commencement of marketing operations at 7 additional Cabela’s stores during the three months ended March 31, 2021. We utilize these stores to sell mini-vacation packages to customers for future travel which require the customers to attend a timeshare presentation. Additionally, during the 2021 period, we incurred costs associated with redesigning our sales and marketing platform including updating our sales offices, refreshing our marketing material and adding new sales and marketing senior leadership positions. Further, we have invested in various local and national marketing programs to attract new customers. These programs may not be successful or generate a sufficient number of prospects to offset the program costs incurred.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020	% Change
Number of Bass Pro and Cabela's marketing (1) locations at period-end	105	89	18
Number of vacation packages outstanding, beginning of the period (2)	121,915	169,294	(28)
Number of vacation packages sold	49,374	42,917	15
Number of vacation packages outstanding, end of the period (2)	132,142	172,828	(24)
% of Bass Pro vacation packages at period end	54%	44%	23
% of Cabela's vacation packages at period end	18%	5%	260
% of Choice Hotel vacation packages at period end	20%	28%	(29)
% of Other vacation packages at period end	9%	24%	(63)

(1)During the last week of March 2020, we temporarily closed all of our Bass Pro and Cabela’s marketing locations in response to the COVID-19 pandemic.

(2)Excludes vacation packages sold to customers more than one year prior to the period presented and vacation packages sold to customers who had already toured but purchased an additional vacation package.

During 2020, we eliminated certain of our lower performing mini-vacation programs, including a lead generation operation at various malls. While the elimination of this program has resulted in lower sales of mini-vacation packages, we believe our expansion into Cabela’s and other programs will make up for the lost mini-vacation packages in the future. Additionally, package sales generated through our Choice call transfer program declined 46% compared to the 2020 period, reflecting lower call activity at Choice.

In addition to vacation packages sold to new prospects, we also sell vacation packages to customers who have already toured and have indicated they would tour again. As of March 31, 2021, the pipeline of such packages was approximately 15,200.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $7.7 million and $8.0 million during the three months ended March 31, 2021 and 2020, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 7% and 6% during the three months ended March 31, 2021 and 2020, respectively.

Resort Operations and Club Management

	For the Three Months Ended March 31,
(dollars in thousands)	2021		2020
Resort operations and club management revenue	$43,231		$45,711
Resort operations and club management expense	(25,194)		(31,447)
Operating profit - resort operations and club management	18,037	42%	14,264	31%
Add: Depreciation and amortization	196		190
Add: Severance	—		1,134
Adjusted EBITDA - resort operations and club management	$18,233		$15,588

Resort Operations and Club Management Revenue. Resort operations and club management revenue decreased 5% during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Cost reimbursement revenue, which consists of payroll and other operating expenses which we incur and pass through to the HOAs, decreased 13% during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in cost reimbursement revenue was primarily attributable to the reduction in headcount due to the COVID-19 pandemic. Net of cost reimbursement revenue, resort operations and club management revenues remained consistent during the three months ended March 31, 2021 and 2020. Our resort network includes 68 Club and Club Associate Resorts as of both March 31, 2021 and 2020. We managed 49 resort properties as of both March 31, 2021 and 2020.

Resort Operations and Club Management Expense. During the three months ended March 31, 2021, resort operations and club management expense decreased 20% compared to three months ended March 31, 2020. The decrease was primarily due to lower costs incurred during the first quarter of 2020 as a result of or in response to the COVID-19 pandemic.

Corporate and Other

	For the Three Months Ended March 31,
(dollars in thousands)	2021	2020
General and administrative expenses - corporate and other	$(24,655)	$(19,234)
Other (expense) income, net	(214)	133
Franchise taxes	86	17
Gain on assets held for sale	(24)	(44)
Add: Depreciation and amortization	2,250	2,150
Add: Severance and other	—	905
Adjusted EBITDA - Corporate and other	$(22,557)	$(16,073)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $24.7 million and $19.2 million during the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to increased employee benefits and higher executive and management incentive compensation during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Other (Expense) Income, net. Other (expense) income, net was ($0.2) million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively.

Interest Expense.  Interest expense not related to receivable-backed debt was $3.8 million and $4.2 million during the three months ended March 31, 2021 and 2020, respectively. The decrease in interest expense during the three months ended March 31, 2021 was primarily due to lower outstanding debt balances and lower weighted-average cost of borrowing, as compared to the three months ended March 31, 2020.

Provision for Income Taxes. Our effective income tax rate was approximately 28% and 18% during the three months ended March 31, 2021 and 2020, respectively. Effective income tax rates for interim periods are based upon our then current estimated annual rate. Our effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which we operate. As such, our effective tax rates for the 2021 and 2020 periods reflect an estimate of the effect of the COVID-19 pandemic on our annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year. For further information, see Note 10: Income Taxes to our unaudited consolidated financial statements included in Item 1 of this report.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51% owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $2.2 million and $0.8 million during the three months ended March

31, 2021 and 2020, respectively. The increase in Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations for the three months ended March 31, 2021 was primarily related to the decreased impact of the COVID-19 pandemic and a decrease in the provision for loan losses in the 2021 period as compared to the 2020 period as described above.

Changes in Financial Condition

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2021	2020

Net cash provided by (used in) operating activities	$2,821	$(13,826)
Net cash used in investing activities	(4,049)	(2,819)
Net cash (used in) provided by financing activities	(25,138)	52,614
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(26,366)	$35,969

Cash Flows from Operating Activities

The increase of $16.6 million of operating cash flow during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 reflects the following during the 2021 period compared to the 2020 period:

•A higher portion of sales being in cash (including down payments from customers),

•lower compensation and bonus payments to certain associates,

•decreased spending on the acquisition and development of inventory,

•lower payments of interest on debt, offset by

•higher income tax payments of $10.0 million.

Cash Flows from Investing Activities

Cash used in investing activities increased $1.2 million during the three months ended March 31, 2021 compared to the same period in 2020, reflecting increased expenditures for property and equipment in the 2021 period.

Cash Flows from Financing Activities

Cash provided by financing activities decreased $77.8 million during the three months ended March 31, 2021 compared to the same period of 2020, primarily due to the $80.0 million decrease in net borrowings on lines-of-credit and notes payable, including $60 million in borrowings on our lines-of-credit and various receivable backed facilities during the three months ended March 31, 2020 in connection with the initial impact of the COVID-19 pandemic. This decrease in cash provided by financing activities was partially offset by decreased dividend payments of $9.7 million during the 2021 period as compared to the 2020 period and repurchases of our common stock of $11.7 million in a private transaction during the 2020 period.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in our quarterly operating results. Due to consumer travel patterns, we typically have seen more tours and experience higher VOI sales during the second and third quarters. However, due to the impact of the COVID-19 pandemic, we experienced decreased sales of VOIs in the first quarter of 2021 as compared to prior years and currently expect such adverse impact to continue in the near-term and possibly longer.

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

While the vacation ownership business has historically been capital intensive and we have in the past and may in the future pursue transactions or activities which may require significant capital investment, we have focused on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing our sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting our capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows; and (v) by selling VOIs obtained through secondary market or JIT arrangements. We consider free cash flow to be a measure of cash generated by operating activities that can be used for future investing and financing activities, however, we may use excess cash flows for other purposes. While we intend to remain flexible with our sales of different categories of VOI inventory in the future, we currently expect that our sale of fee-based inventory will decrease over time.

We have $14.5 million of required contractual obligations due to be paid within one year, as well as two financing facilities with advance periods that will expire in 2021. While there is no assurance that we will be successful, we intend to seek to renew or extend our debt and extend our advance periods on certain facilities.

The ability to sell and/or borrow against notes receivable from VOI buyers has been critical to our continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of our VOI notes receivable has been critical to our ability to meet our short and long-term cash needs. We have attempted to maintain a number of diverse financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Development expenditures during the remainder of 2021 are expected to be in a range of $25.0 million to $30.0 million, which primarily relate to development at one of the Bluegreen/Big Cedar Vacations resorts. We have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. The full impact of the COVID-19 continues to be uncertain, but we currently expect that the COVID-19 pandemic will continue to have an impact on the collectbility of our VOI notes receivable.

As described above, our ability to borrow against or sell our VOI notes receivable has historically been a critical factor in our liquidity. If we are unable to renew credit facilities or obtain new credit facilities, our business, results of operations, liquidity, or financial condition would be materially, adversely impacted.

In connection with our capital-light business activities, we have entered into agreements with third-party developers that allow us to buy VOI inventory, typically on a non-committed basis, prior to when we intend to sell such VOIs, although there is no assurance that these third party developers will be in a position to deliver that inventory in the future. Our capital-light business strategy also includes secondary market sales, pursuant to which we enter into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows us to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. We currently expect to acquire between $5.0 million to $10.0 million of JIT and secondary market inventory during the remainder of 2021.

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

Credit Facilities for Receivables with Future Availability

We maintain various credit facilities with financial institutions which allow us to borrow against or sell our VOI notes receivable. As of March 31, 2021, we had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of March 31, 2021	Outstanding Balance as of March 31, 2021	Availability as of March 31, 2021	Advance Period Expiration; Borrowing Maturity as of March 31, 2020	Borrowing Rate; Rate as of March 31, 2021
Liberty Bank Facility	$40,000	$14,341	$25,659	June 2021; June 2024	Prime Rate - 0.10%; floor of 3.40%; 3.40%
NBA Receivables Facility	70,000	40,727	29,273	September 2023; March 2028	30 day LIBOR+2.25% to 2.75%; floor of 3.00% to 3.50%; 3.00% (1)
Pacific Western Facility	40,000	20,523	19,477	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 3.04%
KeyBank/DZ Purchase Facility	80,000	10,867	69,133	December 2022; December 2024	30 day LIBOR or CP +2.25%; 2.50% (2)
Quorum Purchase Facility	50,000	27,130	22,870	December 2022; December 2034	(3)
	$280,000	$113,588	$166,412

(1)Pursuant to the amendment, borrowings after September 25, 2020 accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%).

(2)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. As described in further detail below, the interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(3)Of the amounts outstanding under the Quorum Purchase Facility at March 31, 2021, $2.0 million accrues interest at a rate per annum of 4.75%, $13.7 million accrues interest at a fixed rate of 4.95%, and $11.4 million accrues interest at a fixed rate of 5.10%.

See Note 10 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information with respect to our receivable-backed notes payable facilities.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, we entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, we amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50% (with a LIBOR floor of 0.25%), depending on our leverage ratio, are collateralized by certain of our VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. As of March 31, 2021, outstanding borrowings under the facility totaled $112.5 million, including $92.5 million under the Fifth Third Syndicated Term Loan with an interest rate of 2.51%, and $20.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.50%.

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

The following table summarizes the contractual minimum principal and interest payments required on all of our outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of March 31, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$—	$62,225	$344,122	$(5,439)	$400,908
Lines-of-credit and notes payable	6,250	16,250	90,000	—	(1,050)	111,450
Jr. subordinated debentures (1)	—	—	—	104,762	—	104,762
Noncancelable operating leases (2)	4,250	12,493	5,825	24,933	—	47,501
Bass Pro Settlement (3)	4,000	8,000	—	—	—	12,000
Total contractual obligations	14,500	36,743	158,050	473,817	(6,489)	676,621

Interest Obligations (4)

Receivable-backed notes payable	13,166	26,332	23,746	82,545	—	145,789
Lines-of-credit and notes payable	2,743	4,938	1,231	—	—	8,912
Jr. subordinated debentures	6,721	13,442	13,442	66,601		100,206
Total contractual interest	22,630	44,712	38,419	149,146	—	254,907
Total contractual obligations	$37,130	$81,455	$196,469	$622,963	$(6,489)	$931,528

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $35.6 million.

(2)Amounts represent the cash payment for leases and includes interest of $11.6 million.

(3)Amounts represent the three remaining $4.0 million annual cash payments to Bass Pro during 2022, 2023 and 2024 pursuant to the June 2019 settlement agreement and includes imputed interest of $2.7 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2021.

In December 2019, our then-serving President and Chief Executive Officer resigned. In connection with his resignation, we agreed to make payments totaling $3.5 million over a period of 18 months, $0.6 million of which remained payable as of March 31, 2021.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the three months ended March 31, 2021 and 2020, we made payments related to such subsidies of $1.6 million and $1.9 million, respectively, which are included within cost of other fee-based services in our unaudited consolidated statements of operations and comprehensive income. As of March 31, 2021, we had $4.7 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2020, we had no accrued liabilities for such subsidies.

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

Our receivables purchase facilities, credit facilities, indentures and other outstanding debt instruments include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, we may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit our ability to raise funds, sell receivables or satisfy or refinance our obligations, or otherwise adversely affect our financial condition and results of operations, as well as our ability to pay dividends. During April 2020, our board of directors suspended regular quarterly cash dividends on our common stock due to the impact of the COVID-19 pandemic. As such, no regular or any other special cash dividends are currently anticipated. Our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond our control.

Pursuant to a settlement agreement we entered into with Bass Pro and its affiliates during June 2019, we paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, we agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that we are accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). We also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Subject to the terms and conditions of the settlement agreement, we are generally required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2021, we paid $6.9 million for this fixed fee, of which $5.2 million was prepaid and is included in our unaudited consolidated balance sheet as of March 31, 2021. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. As of March 31, 2021, we had sales and marketing operations at a total of 105 Bass Pro Shops and Cabela’s Stores.

Off-balance-sheet Arrangements

As of March 31, 2021, we did not have any “off-balance sheet” arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and risks relating to inflation and changing prices. In addition, instability or volatility in the financial markets which restricts the availability of credit, including in connection with COVID-19 pandemic, may adversely impact our ability to borrow against or sell our VOI receivables, which has historically been a critical factor in our liquidity as well as adversely impact our business, operating results, liquidity or financial condition. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes in our material legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2020, other than as described below.

On March 15, 2018, BVU entered into an Agreement for Purchase and Sale of Assets with T. Park Central, LLC, O. Park Central, LLC, and New York Urban Ownership Management, LLC, (collectively “New York Urban”) (“Purchase and Sale Agreement”), which provided for the purchase of The Manhattan Club inventory over a number of years and the management contract for The Manhattan Club Association, Inc. On October 7, 2019, New York Urban initiated arbitration proceedings against BVU alleging that The Manhattan Club Association, Inc. (of which BVU was a member) was obligated to pay an increased management fee to a New York Urban affiliate and that this higher amount would be the benchmark for BVU’s purchase of the management contract under the parties’ Purchase and Sale Agreement. New York Urban also sought damages in the arbitration proceedings in excess of $10 million for promissory estoppel and tortious interference.  On November 19, 2019, the parties participated in mediation but did not resolve the matter. On November 20, 2019, New York Urban wrote a letter to BVU advising that it is (1) withdrawing its arbitration demand; (2) notifying the Board that it is not seeking to execute the proposed amendment to the Management Agreement that was originally sent to Bluegreen on April 24, 2019; and (3) not going to pay itself a management fee for the 2020 operating year in an amount exceeding the 2019 operating year (i.e., $6,482,049). On November 21, 2019, BVU sent New York Urban a Notice of Termination of the Purchase and Sale of Assets. On November 25, 2019, New York Urban sent its own Notice of Termination and a separate letter containing an offer to compromise if BVU resigns its position on the Board and permits New York Urban to enforce its rights to the collateral. On November 29, 2019, BVU accepted the offer. On December 18, 2019, BVU provided New York Urban with resignations of its members on the Board of Directors consistent with the parties’ settlement agreement.

On April 2, 2021, New York Urban initiated new arbitration proceedings against BVU, alleging it is owed over $70 million for periodic inventory closings that have not occurred since the Purchase and Sale Agreement was terminated or that will not occur because of the termination. New York Urban also seeks over $50 million because, due to the Purchase and Sale Agreement’s termination, the closing on the management contract will not occur. We believe this claim is without merit.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

BLUEGREEN VACATIONS CORPORATION

May 10, 2021	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer